Form 10-Q
period 2000-11-30
RESOURCES CONNECTION INC
filed 2001-01-26
CIK 1084765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                                  (MARK ONE)
           /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                      OR

           / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM              TO

                             ---------------------

                       COMMISSION FILE NUMBER 333-45000

                          RESOURCES CONNECTION, INC.
            (Exact name of registrant as specified in its charter)



                   DELAWARE                               33-0832424
         (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)               Identification No.)

          695 TOWN CENTER DRIVE, SUITE 600
             COSTA MESA, CALIFORNIA                          92626
      (Address of Principal Executive Offices)             (Zip Code)


      Registrant's Telephone Number, Including Area Code: (714) 430-6400

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ___ No X
                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 22, 2001: 20,594,400 shares of Common Stock, $.01 par value per share

                          RESOURCES CONNECTION, INC.
                                     INDEX

Part I--Financial Information

Item 1. Consolidated Financial Statements.............................................      3

Consolidated Balance Sheets for Pro Forma as Adjusted November 30, 2000
(Unaudited), and as of November 30, 2000 (Unaudited) and May 31, 2000.................      3

Consolidated Statements of Income for the Three and Six Months Ended November
30, 2000 and 1999 (Unaudited).........................................................      4

Consolidated Statements of Stockholders' Equity for the Six Months Ended
November 30, 2000 and 1999 (Unaudited)................................................      5

Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2000
and 1999 (Unaudited)..................................................................      6

Notes to Consolidated Financial Statements............................................      7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.........................................................................      9

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................     16

Part II--Other Information

Item 1. Legal Proceedings.............................................................     16

Item 2. Changes in Securities and Use of Proceeds.....................................     16

Item 3. Defaults upon Senior Securities...............................................     17

Item 4. Submission of Matters to a Vote of Security Holders...........................     17

Item 5. Other Information.............................................................     18

Item 6. Exhibits and Reports on Form 8-K..............................................     18

Signatures............................................................................     19

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          RESOURCES CONNECTION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    Pro forma as
                                                                     Adjusted
                                                                    November 30,       November 30,          May 31,
                                                                        2000               2000               2000
                                                                        ----               ----               ----
                                                                     (unaudited)       (unaudited)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents......................................  $19,916,562        $ 3,931,611        $ 4,490,187
    Trade accounts receivable, net of allowance for doubtful
       accounts of  $1,648,713 and $1,586,215 as of
       November 30, 2000 and May 31, 2000, respectively............   21,806,815         21,806,815         18,166,413
    Deferred income taxes..........................................    1,325,209          1,325,209          1,300,210
    Prepaid expenses and other current assets......................      968,670            664,670            745,621
                                                                     -----------        -----------        -----------
         Total current assets......................................   44,017,256         27,728,305         24,702,431

    Intangible assets, net.........................................   39,549,436         40,309,436         41,582,699
    Property and equipment, net....................................    3,829,422          3,829,422          3,196,185
    Other assets...................................................      858,923            858,923            624,778
                                                                     -----------        -----------        -----------
         Total assets..............................................  $88,255,037        $72,726,086        $70,106,093
                                                                     ===========        ===========        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               -------------------------------------

Current liabilities:
    Accounts payable and accrued expenses..........................  $ 2,025,964        $ 2,025,964        $ 2,519,289
    Accrued salaries and related obligations.......................    8,374,413          8,374,413          7,450,190
    Other liabilities..............................................      713,973            713,973            800,938
    Current portion of term loan...................................                       3,581,144          6,268,158
                                                                     -----------        -----------        -----------
         Total current liabilities.................................   11,114,350         14,695,494         17,038,575

    Deferred income taxes..........................................      522,361            522,361            379,589
    Term loan......................................................                       8,287,792         10,231,842
    Subordinated notes payable.....................................                      26,796,113         25,270,750
                                                                     -----------        -----------        -----------
         Total liabilities.........................................   11,636,711         50,301,760         52,920,756
                                                                     -----------        -----------        -----------

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, $0.01 par value, 5,000,000 shares
         authorized; zero shares issued and outstanding............
       Common stock, $0.01 par value, 35,000,000 shares
         authorized; 20,630,000 shares outstanding on a pro
         forma basis as of November 30, 2000 and 15,630,000
         shares issued and outstanding as of November 30, 2000
         and May 31, 2000..........................................      206,300            156,300            156,300
       Additional paid-in capital..................................   66,476,765         11,876,765         10,221,589
       Deferred stock compensation.................................   (1,761,985)        (1,761,985)          (499,074)
       Accumulated other comprehensive loss........................      (31,591)           (31,591)           (31,548)
       Notes receivable from stockholders..........................     (164,000)          (164,000)
       Retained earnings...........................................   11,893,173         12,349,173          7,338,070
       Treasury stock, at cost, 35,600 shares at November 30,
         2000 and zero shares at May 31, 2000......................         (336)              (336)
                                                                     -----------        -----------        -----------
         Total stockholders' equity................................   76,618,326         22,424,326         17,185,337
                                                                     -----------        -----------        -----------
         Total liabilities and stockholders' equity................  $88,255,037        $72,726,086        $70,106,093
                                                                     ===========        ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended                       Six Months Ended
                                                            November 30,                            November 30,
                                                            ------------                            ------------
                                                         2000             1999               2000              1999
                                                         ----             ----               ----              ----
                                                              (unaudited)                          (unaudited)
Revenue..........................................     $45,045,766      $28,581,721        $84,201,115       $54,114,947
Direct cost of services, primarily payroll and
  related taxes for professional services
  employees......................................      25,986,912       16,625,981         48,736,538        31,117,023
                                                      -----------      -----------        -----------       -----------
    Gross profit.................................      19,058,854       11,955,740         35,464,577        22,997,924

Selling, general and administrative expenses.....      12,492,359        8,047,416         23,212,194        14,861,710
Amortization of intangible assets................         565,091          578,290          1,143,216         1,088,183
Depreciation expense.............................         216,300           51,662            407,861           103,325
                                                      -----------      -----------        -----------       -----------
    Income from operations.......................       5,785,104        3,278,372         10,701,306         6,944,706

Interest expense, net............................       1,140,351        1,182,804          2,349,344         2,338,159
                                                      -----------      -----------        -----------       -----------
    Income before provision for income taxes.....       4,644,753        2,095,568          8,351,962         4,606,547

Provision for income taxes.......................       1,857,975          835,809          3,340,859         1,840,185
                                                      -----------      -----------        -----------       -----------
    Net income...................................     $ 2,786,778      $ 1,259,759        $ 5,011,103       $ 2,766,362
                                                      ===========      ===========        ===========       ===========

Net income per common share:
    Basic........................................     $      0.18      $      0.08        $      0.32       $      0.18
                                                      ===========      ===========        ===========       ===========
    Diluted......................................     $      0.16      $      0.08        $      0.30       $      0.18
                                                      ===========      ===========        ===========       ===========

Weighted average common shares outstanding:
    Basic........................................      15,622,202       15,630,000         15,626,102        15,630,000
                                                      ===========      ===========        ===========       ===========
    Diluted......................................      16,973,090       15,630,000         16,895,976        15,630,000
                                                      ===========      ===========        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Six Months Ended
                                                          November 30,
                                                          -----------
                                                      2000            1999
                                                      ----            ----
                                                          (Unaudited)
COMMON STOCK--SHARES:
 Balance at beginning of period                    15,630,000     15,630,000
 Activity during period
                                                  -----------    -----------
    Balance at end of period                       15,630,000     15,630,000
                                                  ===========    ===========

COMMON STOCK--PAR VALUE:
 Balance at beginning of period                   $   156,300    $   156,300
 Activity during period
                                                  -----------    -----------
    Balance at end of period                      $   156,300    $   156,300
                                                  ===========    ===========

ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of period                   $10,221,589    $ 9,698,754
 Deferred stock compensation                        1,437,502
 Treasury share issuance                              217,674
                                                  -----------    -----------
    Balance at end of period                      $11,876,765    $ 9,698,754
                                                  ===========    ===========

DEFERRED STOCK COMPENSATION:
 Balance at beginning of period                   $  (499,074)   $   (36,879)
 Issuance of restricted stock                      (1,437,502)
 Amortization of deferred stock compensation          174,591
                                                  -----------    -----------
    Balance at end of period                      $(1,761,985)   $   (36,879)
                                                  ===========    ===========

ACCUMULATED OTHER COMPREHENSIVE LOSS:
 Balance at beginning of period                   $   (31,548)   $         -
 Translation adjustments                                  (43)
                                                  -----------    -----------
    Balance at end of period                      $   (31,591)   $         -
                                                  ===========    ===========

NOTES RECEIVABLE FROM STOCKHOLDERS:
 Balance at beginning of period                   $         -    $         -
 Treasury share issuance                             (164,000)
                                                  -----------    -----------
    Balance at end of period                      $  (164,000)   $         -
                                                  ===========    ===========

RETAINED EARNINGS:
 Balance at beginning of period                   $ 7,338,070    $   792,193
 Net income                                         5,011,103      2,766,361
                                                  -----------    -----------
    Balance at end of period                      $12,349,173    $ 3,558,554
                                                  ===========    ===========

TREASURY STOCK--SHARES:
 Balance at beginning of period                             -              -
 Repurchase of shares                                 (89,600)
 Treasury share issuance                               54,000
                                                  -----------    -----------
    Balance at end of period                          (35,600)             -
                                                  ===========    ===========

TREASURY STOCK--COST:
 Balance at beginning of period                   $         -    $         -
 Repurchase of shares                                 (44,412)
 Treasury share issuance                               44,076
                                                  -----------    -----------
    Balance at end of period                      $      (336)   $         -
                                                  ===========    ===========

COMPREHENSIVE INCOME:
 Net income                                       $ 5,011,103    $ 2,766,361
 Translation adjustments                              (31,591)
                                                  -----------    -----------
    Total comprehensive income                    $ 4,979,512    $ 2,766,361
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                  November 30,
                                                                                  -----------
                                                                            2000               1999
                                                                            ----               ----
                                                                                  (unaudited)
Cash flows from operating activities
     Net income........................................................   $ 5,011,103      $ 2,766,362
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization................................     1,551,077        1,191,508
          Amortization of debt issuance costs..........................       130,047          147,999
          Amortization of deferred stock compensation..................       174,591
          Bad debt expense.............................................       872,338          425,000
          Changes in operating assets and liabilities:
               Trade accounts receivable...............................    (4,512,740)      (2,765,397)
               Prepaid expenses and other current assets...............       198,421          489,549
               Other assets............................................      (234,188)        (126,582)
               Accounts payable and accrued expenses...................      (493,325)        (694,627)
               Accrued salaries and related obligations................       924,223        1,721,350
               Other liabilities.......................................       (86,965)           9,933
               Accrued interest payable portion of notes payable.......     1,525,363        1,382,895
                                                                          -----------      -----------
                    Net cash provided by operating activities..........     5,059,945        4,547,990
                                                                          -----------      -----------
Cash flows from investing activities
     Additions to intangible assets, resulting from the purchase
        of Resources Connection LLC....................................                        (27,496)
     Purchases of property and equipment...............................    (1,040,795)        (611,856)
                                                                          -----------      -----------
                    Net cash used in investing  activities.............    (1,040,795)        (639,352)
                                                                          -----------      -----------
Cash flows from financing activities
     Proceeds from issuance of  treasury stock.........................        97,750
     Purchases of treasury stock.......................................       (44,412)
     Payments on term loan.............................................    (4,631,064)        (750,000)
     Repayments on revolving loan......................................                     (2,100,000)
                                                                          -----------      -----------
                    Net cash used in financing activities..............    (4,577,726)      (2,850,000)
                                                                          -----------      -----------
     Net (decrease) increase in cash...................................      (558,576)       1,058,638
     Cash and cash equivalents at beginning of period..................     4,490,187          875,836
                                                                          -----------      -----------
     Cash and cash equivalents at end of period........................   $ 3,931,611      $ 1,934,474
                                                                          ===========      ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                  Six months ended November 30, 2000 and 1999

1.   Description of the Company and its Business

     Resources Connection, Inc., formerly RC Transaction Corp.,was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiary, Resources Connection LLC ("LLC"), and foreign subsidiaries (collectively the "Company"). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, provides clients with experienced professionals who specialize in accounting, finance, tax, information technology and human resources on a project-by-project basis. The Company operates in the United States, Canada, Hong Kong and Taiwan. The Company is a Delaware corporation. LLC is a Delaware organized limited liability company.

     The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30. The six months ended November 30, 2000 and 1999 consist of 26 weeks, respectively.

2.   Summary of Significant Accounting Policies

   Interim Financial Information

     The financial information for the three and six month periods ended November 30, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission, or "SEC", rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

     The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2000, which are included in the Company's Registration Statement on Form S-1 (File No. 333-45000) which was declared effective by the SEC on December 14, 2000.

   Treasury Stock Transactions

     Between August 26, 2000 and November 25, 2000, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 89,600 shares of its common stock from former employees. The Company subsequently resold 54,000 shares of Common Stock for an aggregate purchase price of approximately $262,000 to certain employees of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% and due June 30, 2003.

   Per Share Information

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The weighted average effect of the treasury stock transactions decreased common shares outstanding by 7,798 and 3,898 for the three and six month periods ended November 30, 2000, respectively.

     Potential common shares totaling 397,500 were not included in the diluted earnings per share amounts for the period ended November 30, 2000 as their effect would have been anti-dilutive. For the three and six month periods ended November 30, 2000, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,350,888 and 1,269,874, respectively.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

3.   Supplemental Disclosure Of Cash Flow Information

     For the six month periods ended November 30:

                                                                        2000          1999
                                                                       ------        ------
     Interest paid.................................................  $  749,000    $1,016,000

     Income taxes paid.............................................  $3,718,000    $1,658,000

     Noncash financing activities:
          Deferred stock compensation..............................  $1,438,000    $        -

4.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by both SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133, SFAS No. 137 or SFAS No. 138 will have a material impact on the Company's consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, or FIN 44, entitled "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board No. 25, or APB 25. This interpretation clarifies:

     .    the definition of an employee for purposes of applying APB 25;

     . the criteria for determining whether a plan qualifies as a noncompensatory plan;

     . the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

     . the accounting for an exchange of stock compensation awards in a business combination.

     This interpretation is effective July 1, 2000. Management does not believe that the adoption of FIN 44 will have a material impact on the Company's consolidated financial statements.

5.   Subsequent Event

     On December 14, 2000, the SEC declared the Company's Registration Statement effective. On December 20, 2000, the Company received the proceeds from its initial public offering of 5,000,000 shares of the Company's common stock at $12 per share. The net proceeds of the offering (after underwriting discounts, commissions and other transaction related expenses) were $54.7 million. Net proceeds of approximately $38.8 million were used to retire the Company's term loan and subordinated debt balances and accrued interest. Selling shareholders sold 2,475,000 shares of the Company's common stock (including the exercise of the underwriters' overallotment of 975,000 shares), but the Company did not receive any of the proceeds from the sale of those shares. After completion of the offering, the Company has 20,594,400 shares of common stock outstanding.

     The pro forma balance sheet reflects the transactions of December 20, 2000 as though those events had taken place on November 30, 2000. These transactions included: the Company's receipt of the net proceeds from its initial public offering (after underwriting discounts, commissions and other transaction related expenses) of approximately $54.7 million; the retirement of the balance due as of November 30, 2000 of $38.7 million of the Company's term loan and subordinated debt; and the elimination of the net remaining balance of unamortized debt issuance costs of approximately $456,000 (net of income tax effect). The elimination of the unamortized debt issuance costs will be treated as an extraordinary item for the three month period ending February 28, 2001.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of these terms or other comparable terminology. These statements, and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Form S-1 (File No. 333-45000), as amended. Readers are cautioned not to place undue relevance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to "Resources Connection", the "Company", "we", "us", and "our" refer to Resources Connection, Inc. and its subsidiaries.

Overview

     Resources Connection is a professional services firm that provides experienced accounting and finance, human resources management and information technology professionals to clients on a project-by-project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses) and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, and information technology services, such as transitions of management information systems. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

     We began operations in June 1996 as a division of Deloitte & Touche LLP, or Deloitte & Touche, and operated as a wholly-owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed a management-led buyout in partnership with our investor Evercore Partners, Inc., four of its affiliates and six other investors.

     Growth in revenue, to date, has generally been the result of establishing offices in major markets throughout the United States. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People's Republic of China. Our new service lines were introduced in a limited number of our offices. During the first six months of fiscal 2001, we have established eight additional domestic offices. As a result, as of November 30, 2000, we served our clients through 40 offices in the United States and three international offices.

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

     Revenue. Revenue increased $16.4 million, or 57.6%, to $45.0 million for the three months ended November 30, 2000 from $28.6 million for the three months ended November 30, 1999. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the number of associates on assignment from 857 at the end of the second quarter of fiscal 2000 to 1,229 at the end of the second quarter of fiscal 2001, and a 13% increase in the average billing rate per hour. Despite the change in rates, the majority of the increase in revenue is attributable to the increase in the number of associates. During the second quarter of fiscal 2001, we opened five new offices.

     Direct Cost of Services. Direct cost of services increased $9.4 million, or 56.3%, to $26.0 million for the three months ended November 30, 2000 from $16.6 million for the three months ended November 30, 1999. This increase was the result of the growth in the number of associates on assignment from 857 at the end of the second quarter of fiscal 2000 to 1,229 at the end of the second quarter of fiscal 2001. The average pay rate per hour was unchanged between the two periods. The direct cost of services decreased as a percentage of revenue from 58.2% for the three months ended November 30, 1999 to 57.7% for the three months ended November 30, 2000. The net decrease reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.5 million, or 55.2%, to $12.5 million for the three months ended November 30, 2000 from $8.0 million for the three months ended November 30, 1999. This increase was attributable to the increase in the cost of operating and staffing the five new offices opened in the second quarter of fiscal 2001 and the growth at offices opened prior to the second quarter of fiscal 2001. Management and administrative headcount increased from 192 at the end of the second quarter of fiscal 2000 to 267 at the end of the second quarter of fiscal 2001. Selling, general and administrative expenses decreased as a percentage of revenue from 28.2% for the three months ended November 30, 1999 to 27.7% for the three months ended November 30, 2000. This percentage decrease results primarily from improved operating leverage experienced in offices opened more than one year.

     Amortization and Depreciation Expense. Amortization of intangible assets declined slightly from $578,000 for the three months ended November 30, 1999 to $565,000 for the three months ended November 30, 2000. There were no significant changes in the balance of intangible assets between the two periods.

     Depreciation expense increased from $52,000 for the three months ended November 30, 1999 to $216,000 for the three months ended November 30, 2000. This increase reflects the impact of the completed moves out of our former parent's office space into our own space, continuing growth in our number of offices and our investment in information technology.

     Interest Expense. Interest expense decreased from $1,183,000 for the three months ended November 30, 1999 to $1,140,000 for the three months ended November 30, 2000. The decrease in interest expense reflects lower interest due after payments on the term loan, offset by an increase in the average interest rate incurred on the term loan from 8.5% for the three months ended November 30, 1999 to 9.8% for the three months ended November 30, 2000 and a higher balance due on the subordinated debt. Between November 30, 1999 and November 30, 2000, the term loan was reduced from $17.3 million to $11.9 million, while the subordinated debt increased from $23.8 million to $26.8 million as we deferred interest payments due on the subordinated debt.

     Income Taxes. The provision for income taxes increased from $836,000 for the three months ended November 30, 1999 to $1.9 million for the three months ended November 30, 2000. The effective tax rate was approximately 40.0% for both quarters, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. No adjustment is anticipated in the rate in the near future.

Six Months Ended November 30, 2000 Compared to Six Months Ended November 30,
1999

     Revenue. Revenue increased $30.1 million, or 55.6%, to $84.2 million for the six months ended November 30, 2000 from $54.1 million for the six months ended November 30, 1999. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the number of associates on assignment from 857 at the end of the second quarter of fiscal 2000 to 1,229 at the end of the second quarter of fiscal 2001 and a 12% increase in the average billing rate per hour. The majority of the increase in revenue is attributable to the increase in the number of associates. During the first six months of fiscal 2001, we opened eight new offices.

     Direct Cost of Services. Direct cost of services increased $17.6 million, or 56.6%, to $48.7 million for the six months ended November 30, 2000 from $31.1 million for the six months ended November 30, 1999. This increase was the result of the growth in the number of associates on assignment from 857 at the end of the second quarter of fiscal 2000 to 1,229 at the end of the second quarter of fiscal 2001 and an increase in the average pay rate per hour of 2.9%. Substantially all of the increase in direct cost of services is attributable to the increase in the number of associates. The direct cost of services increased as a percentage of revenue from 57.5% for the six months ended November 30, 1999 to 57.9% for the six months ended November 30, 2000. The net increase reflects the impact of our enriched benefit programs for associates, offset by incremental increase in billing rate per hour compared to pay rate per hour.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.3 million, or 56.2%, to $23.2 million for the six months ended November 30, 2000 from $14.9 million for the six months ended November 30, 1999. This increase was attributable to the increase in the cost of operating and staffing the eight new offices opened in the first half of fiscal 2001 and the growth at offices opened prior to fiscal 2001. Management and administrative headcount increased from 192 at the end of the second quarter of fiscal 2000 to 267 at the end of the second quarter of fiscal 2001. Selling, general and administrative expenses increased slightly as a percentage of revenue from 27.5% for the six months ended November 30, 1999 to 27.6% for the six months ended November 30, 2000.

     Amortization and Depreciation Expense. Amortization of intangible assets was relatively unchanged at $1.1 million for both the six months ended November 30, 1999 and for the six months ended November 30, 2000, reflecting a consistent aggregate balance and amortization period for the intangible assets.

     Depreciation expense increased from $103,000 for the six months ended November 30, 1999 to $408,000 for the six months ended November 30, 2000. This increase reflects the impact of the completed moves out of our former parent's office space into our own space, continuing growth in our number of offices and our investment in information technology.

     Interest Expense. Interest expense was relatively unchanged at $2.3 million for both the six months ended November 30, 1999 and for the six months ended November 30, 2000. Although our term loan balance decreased during the six months ended November 30, 2000, the favorable impact on interest expense was offset by an increase in the average interest rate incurred on the term loan from 8.4% for the six months ended November 30, 1999 to 9.8% for the six months ended November 30, 2000 and a higher balance due on the subordinated debt. Between November 30, 1999 and November 30, 2000, the term loan was reduced from $17.3 million to $11.9 million, while the subordinated debt increased from $23.8 million to $26.8 million as we deferred interest payments due on the subordinated debt.

     Income Taxes. The provision for income taxes increased from $1.8 million for the six months ended November 30, 1999 to $3.3 million for the six months ended November 30, 2000. The effective tax rate was approximately 40.0% for both periods, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit.

     Comparability of quarterly results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Factors that could affect our quarterly operating results include:

          .  our ability to attract new clients and retain current clients;

          .  the mix of client projects;

          . the announcement or introduction of new services by us or any of our competitors;

          . the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

          .  the entry of new competitors into any of our markets;

          . the number of holidays in a quarter, particularly the day of the week on which they occur;

          . changes in the pricing of our professional services or those of our competitors;

          . the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

          . the timing of acquisitions and related costs, such as compensation charges which fluctuate based on the market price of our common stock.

     Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

     Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. We have generated positive cash flows from operations since inception, and we continued to do so during the six month period ended November 30, 2000. Subsequent to the end of the quarter, we completed our initial public offering of stock which generated $54.7 million of cash (after underwriting discounts, commissions and other transaction related expenses).

     In April 1999, in connection with the acquisition of Resources Connection LLC, we entered into a $28.0 million credit agreement with Bankers Trust Company, now Deutsche Bank Securities Inc., U.S. Bank National Association and BankBoston, N.A., which provided for an $18.0 million term loan facility and a $10.0 million revolving credit facility. The credit agreement expires on October 1, 2003. As of November 30, 2000, the amount outstanding on the term loan was $11.9 million and we had no outstanding borrowings under the revolving credit facility. Borrowings under the credit agreement are secured by all of our assets. Our interest rate options under our credit agreement are prime rate plus
 .5%-1.5% and a Eurodollar-based rate plus 1.5%-2.5%. As of November 30, 2000, the term loan bore interest at 9.7%. Interest is payable on both the term loan and revolving credit facility at various intervals no less frequent than quarterly. On December 20, 2000, the Company used approximately $11.9 million of the net proceeds from its initial public offering to retire the term loan.

     In April 1999, we issued $22.0 million of 12% subordinated promissory notes to certain investors. The notes were subordinate to our bank facilities. Interest accrued on the notes at 12% and was payable on a quarterly basis; however, we could elect and did elect to defer payment of the interest and to add the balance due to the outstanding principal balance. As of November 30, 2000, the outstanding balance was $26.8 million. On December 20, 2000, the Company used approximately $26.9 million of the net proceeds from its initial public offering to retire the then outstanding balance of the subordinated promissory notes.

     Net cash provided by operating activities totaled $5.1 million for the six months ended November 30, 2000 and $4.5 million for the six months ended November 30, 1999. Cash provided by operations resulted primarily from the net earnings of the company partially offset by growth in working capital. Working capital included $3.9 million in cash and cash equivalents at November 30, 2000.

     Net cash used in investing activities totaled $1.0 million for the first six months of fiscal 2001 compared to $639,000 for the first six months of fiscal 2000. Cash used in investing activities was the result of purchases of property and equipment for existing offices and newly opened offices.

     Net cash used in financing activities totaled $4.6 million for the six months ended November 30, 2000 and $2.9 million for the six months ended November 30, 1999. The increase in cash used in financing activities reflects the larger debt payments required in fiscal 2001 by our term debt agreement.

     Our ongoing operations and anticipated growth in the geographic markets we serve will require us to continue making investments in capital equipment, primarily technology hardware and software. In addition, we may consider making certain strategic acquisitions. We anticipate that our current cash, net proceeds (after underwriting commissions and expenses and repayment of the term loan and subordinated promissory notes) from the initial public offering completed subsequent to this quarter, existing availability under our revolving line of credit and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. Our longer term plans for expanding our business anticipate that these sources of liquidity will be sufficient for the foreseeable future. If we require additional capital resources to grow our business in addition to the proceeds received in the offering completed in December 2000, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business which could have a material adverse affect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by both SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133, SFAS No. 137 or SFAS No. 138 will have a material impact on the Company's consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, or FIN 44, entitled "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board No. 25, or APB 25. This interpretation clarifies:

          .  the definition of an employee for purposes of applying APB 25;

          . the criteria for determining whether a plan qualifies as a noncompensatory plan;

          . the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

          . the accounting for an exchange of stock compensation awards in a business combination.

     This interpretation is effective July 1, 2000. Management does not believe that the adoption of FIN 44 will have a material impact on the Company's consolidated financial statements.

Factors Affecting Future Operating Results

          Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

                         RISKS RELATED TO OUR BUSINESS

We must provide our clients with highly qualified and experienced associates, and the loss of a significant number of our associates, or an inability to attract and retain new associates, could adversely affect our business and operating results.

          Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced associates who possess the skills and experience necessary to satisfy their needs. Such professionals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future. Our ability to attract and retain associates with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

          .    provide our associates with full-time employment;
          .    obtain the type of challenging and high-quality projects which our associates seek;
          .    pay competitive compensation and provide competitive benefits;
               and
          .    provide our associates with flexibility as to hours worked and assignment of client engagements.

          We cannot assure you that we will be successful in accomplishing each of these items and, even if we are, that we will be successful in attracting and retaining the number of highly qualified and experienced associates necessary to maintain and grow our business.

The market for professional services is highly competitive, and if we are unable to compete effectively against our competitors our business and operating results could be adversely affected.

          We operate in a competitive, fragmented market, and we compete for clients and associates with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

          .    consulting firms;
          .    employees loaned by the Big Five accounting firms;
          .    traditional and Internet-based staffing firms; and
          .    the in-house resources of our clients.

          We cannot assure you that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and associates. In addition, our competitors may be able to respond more quickly to changes in companies' needs and developments in the professional services industry.

An economic downturn or change in the use of outsourced professional services associates could adversely affect our business.

          We have not been in business during an economic downturn and our business may be significantly affected if there is an economic downturn in the future. If the general level of economic activity slows, our clients may delay or cancel plans that involve professional services, particularly outsourced professional services. Consequently, the demand for our associates could decline, resulting in a loss of revenues. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

Our business depends upon our ability to secure new projects from clients and, therefore, we could be adversely affected if we fail to do so.

          We do not have long-term agreements with our clients for the provision of services. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors' service offerings or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

     We believe that establishing, maintaining and enhancing the Resources Connection brand name is essential to our business. We have filed an application for a United States trademark registration for "Resources Connection" and an application for service mark registration of our name and logo. We may be unable to secure either registration. We are aware of other companies using the name "Resources Connection" or some variation thereof. There could be potential trade name or trademark infringement claims brought against us by the users of these similar names or trademarks, and those users may have trademark rights that are senior to ours. If an infringement suit were to be brought against us, the cost of defending such a suit could be substantial. If the suit were successful, we could be forced to cease using the service mark "Resources Connection." Even if an infringement claim is not brought against us, it is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

Our clients may be confused by the presence of competitors and other companies which have names similar to our name.

     We are aware of other companies using the name "Resources Connection" or some variation thereof. Some of these companies provide outsourced services, or are otherwise engaged in businesses that could be similar to ours. One company has a web address which is nearly identical to ours, "www.resourceconnection.com". The existence of these companies may confuse our clients, thereby impeding our ability to build our brand identity.

We may be legally liable for damages resulting from the performance of projects by our associates or for our clients' mistreatment of our associates.

     Many of our engagements with our clients involve projects that are critical to our clients' businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. It is likely, because of the nature of our business, that we will be sued in the future. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

     Because we are in the business of placing our associates in the workplaces of other companies, we are subject to possible claims by our associates alleging discrimination, sexual harassment, negligence and other similar activities by our clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain associates and clients.

We may not be able to grow our business, manage our growth or sustain our current business.

     We have grown rapidly since our inception in 1996 by opening new offices and by increasing the volume of services we provide through existing offices. There can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

     .    grow our client base;
     .    expand profitably into new cities;
     .    provide additional professional services lines;
     .    maintain margins in the face of pricing pressures; and
     .    manage costs.

     Even if we are able to continue our growth, the growth will result in new and increased responsibilities for our management as well as increased demands on our internal systems, procedures and controls, and our administrative, financial, marketing and other resources. These new responsibilities and demands may adversely affect our business, financial condition and results of operation.

An increase in our international activities will expose us to additional operational challenges that we might not otherwise face.

     As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States. If any of these risks or expenses occur, there could be a material negative effect on our operating results. These risks and expenses include:

     . difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;
     . expenses associated with customizing our professional services for clients in foreign countries;
     . foreign currency exchange rate fluctuations, when we sell our professional services in denominations other than U.S. dollars;
     .    protectionist laws and business practices that favor local companies;
     .    political and economic instability in some international markets;
     .    multiple, conflicting and changing government laws and regulations;
     .    trade barriers;
     .    reduced protection for intellectual property rights in some countries;
          and
     .    potentially adverse tax consequences.

We may acquire companies in the future, and these acquisitions could disrupt our business.

     Although we are not currently evaluating any potential acquisition candidates, we may acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

     .    diversion of management's attention from other business concerns;
     .    failure to integrate the acquired company with our existing business;
     . failure to motivate, or loss of, key employees from either our existing business or the acquired business;
     .    potential impairment of relationships with
          our employees and clients;
     .    additional operating expenses not offset by
          additional revenue;
     .    incurrence of significant non-recurring charges;
     . incurrence of additional debt with restrictive covenants or other limitations;
     .    dilution of our stock as a result of issuing equity securities; and
     .    assumption of liabilities of the acquired company.

We have a limited operating history as an independent company.

     We commenced operations in June 1996 as a division of Deloitte & Touche. From January 1997 through April 1999, we operated as a wholly-owned subsidiary of Deloitte & Touche. In April 1999, we were sold by Deloitte & Touche. Therefore, our business as an independent company has a limited operating history. Consequently, the financial information contained herein may not be indicative of our future financial condition and performance.

The loss of our association with Deloitte & Touche could reduce our ability to attract and retain associates and clients and will require us to enhance our infrastructure and local networks.

     Our association with Deloitte & Touche, from our inception in June 1996 until April 1999, helped establish us as a high-quality professional services company and contributed to our ability to open, integrate, and establish a presence in new office locations. Apart from certain transition assistance, since April 1999 our contact with Deloitte & Touche has been reduced to the services we provide it. The loss of our association with Deloitte & Touche may adversely affect our business and our ability to attract new clients, keep existing clients and hire and retain qualified associates. We face the challenges of developing a presence in areas where we establish new offices and integrating new office locations so that they are fully operational and functional without the infrastructure previously provided by Deloitte & Touche.

The terms of our transition services agreement between Resources Connection and Deloitte & Touche may not have been on terms indicative of those available from an independent party.

     As part of the management-led buyout in April 1999, we entered into a transition services agreement with Deloitte & Touche pursuant to which Deloitte & Touche agreed to provide certain services to us at negotiated rates until none of our offices remained in Deloitte & Touche office space which occurred on August 31, 2000. The negotiated rates we agreed to pay to Deloitte & Touche under the transition services agreement may not be indicative of the rates that an independent third party would have charged us for providing the same services. Specifically, an independent third party may have charged us rates more or less favorable than those charged by Deloitte & Touche. If the terms of the transition services agreement, particularly the rates charged by Deloitte & Touche, were more favorable to us than those available from a third party, our general and administrative expenses will likely increase.

Our business could suffer if we lose the services of a key member of our management.

     Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or any of the other key members of our senior management team could significantly disrupt our operations. Key members of our senior management team include Karen M. Ferguson and Brent M. Longnecker, both of whom are executive vice presidents, John D. Bower, our vice president, finance, and Kate W. Duchene, our chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Bower or Ms. Duchene.

Deloitte & Touche has agreed not to compete with us and we may be adversely affected when the noncompete expires.

     In connection with the management buy-out, Deloitte & Touche agreed not to compete with us in a manner which replicates our business model for a period ending on the earlier of April 1, 2003 or the date that Deloitte & Touche enters into a significant business combination. The noncompete does not prohibit Deloitte & Touche from using their personnel in a loaned staff capacity or from allowing their personnel to work on a less than full time basis in accordance with the human resources policies of Deloitte & Touche. When the noncompete expires, we may be adversely affected if Deloitte & Touche chooses to compete in a manner previously prohibited by the noncompete.

Our quarterly financial results may be subject to significant fluctuations.

     Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

     . the number of holidays in a quarter, particularly the day of the week on which they occur, over which we have no control;
     . the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and
     . the timing of acquisitions and related costs, such as compensation charges which fluctuate based on the market price of our common stock.

     Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock could decline.

We may be subject to laws and regulations that impose difficult and costly compliance requirements and subject us to potential liability and the loss of clients.

     In connection with providing services to clients in certain regulated industries, such as the gaming and energy industries, we are subject to industry-specific regulations, including licensing and reporting requirements. Complying with these requirements is costly and, if we fail to comply, we could be prevented from rendering services to clients in those industries in the future.

                                    ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than three months. An interest rate swap agreement entered into with a credit-worthy counterparty to fix the interest rate on $ 11.9 million of our term debt at 8.96% expired with the full repayment of the term loan balance on December 20, 2000. At the end of the second quarter of fiscal 2001, we had no outstanding borrowings under the revolving credit facility. Because of the short term maturities of our cash and cash equivalents, we do not believe that a decrease in market rates would have any significant negative impact on the realized value of our investments.

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

     We are not a party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

     On August 31, 2000, the Company's Certificate of Incorporation was amended to provide for the reclassification of each share of the Company's Class A Common Stock into one share of the Company's Common Stock. On December 20, 2000, upon the close of the Company's initial public offering, each outstanding share of the Company's Class B Common Stock and Class C Common Stock was converted into one share of the Company's Common Stock and the Company's Certificate of Incorporation was restated to remove all references to Class B Common Stock and Class C Common Stock.

     During the three months ended November 30, 2000, we issued and sold the following unregistered securities:

     (a) Between August 26, 2000 and November 25, 2000, pursuant to the terms of the 1998 Employee Stock Purchase Plan, we reacquired 89,600 shares of our common stock from former employees. We subsequently resold 54,000 shares of Common Stock for an aggregate purchase price of approximately $262,000 to certain employees of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% and due on June 30, 2003. Our issuance of shares of Common Stock was exempt from registration pursuant to Rule 701 of the General Regulations under the Securities Act of 1933, as amended.

     (b) Between August 30, 2000 and November 30, 2000, the Company issued options to purchase 387,500 shares of its Common Stock at a weighted average exercise price of $12.00 per share.

     On November 27, 2000, the Company commenced an initial public offering of 7,475,000 shares of its Common Stock, $.01 par value (including an underwriters overallotment of 975,000 shares). On December 20, 2000, the Company completed its initial public offering with respect to 6,500,000 of the shares. On January 8, 2001, the Company completed its initial public offering with respect to the remaining 975,000 shares. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, No. 333-45000, that was declared effective by the Securities and Exchange Commission on December 14, 2000. On December 15, 2000, our Common Stock commenced trading on The Nasdaq Stock Market's National Market. The managing underwriters in the offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. and Robert W. Baird & Co. Incorporated. All 7,475,000 shares of Common Stock registered under the Registration Statement were sold at a price of $12.00 per share.

     The Company issued and sold 5,000,000 of the aggregate 7,475,000 shares sold in the offering. The aggregate price of the shares registered and sold by the Company was $60.0 million. In connection with the offering, the Company paid an aggregate of approximately $4.2 million in underwriting discounts and commissions to the underwriters and paid other estimated expenses of approximately $1.1 million. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $54.7 million. The Company used approximately $11.9 million of the net proceeds from the offering to repay its senior debt obligations outstanding pursuant to its existing credit agreement. The Company used approximately $26.9 million of the net proceeds from the offering to redeem the balance due on its subordinated notes, bearing 12% interest and having a maturity date of April 15, 2004. The Company plans to use the remaining approximately $15.9 million of the net proceeds from the offering for working capital and general corporate purposes. The Company has invested the remaining approximately $15.9 million net proceeds from the offering in United States government securities and other short-term, investment-grade, interest-bearing instruments. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

     Certain stockholders of the Company issued and sold the remaining 2,475,000 of the aggregate 7,475,000 shares sold in the offering. The aggregate price of the shares registered and sold by the selling stockholders was $29.7 million. The selling stockholders paid an aggregate of approximately $2.1 million in underwriting discounts and commissions to the underwriters in connection with the offering. After deducting the underwriting discounts and commissions described above, the selling stockholders received net proceeds from the offering of approximately $27.6 million.

     Our credit agreement currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital or the stock of our subsidiaries. With limited exceptions, the covenants in our credit agreement limit our aggregate capital expenditures during each fiscal year. The aggregate amount of capital expenditures permitted by our credit agreement during fiscal 2001 is $3.0 million.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters To a Vote of Security Holders

     During the quarter ended November 30, 2000, the Company solicited the consent of stockholders for the following matters. On August 31, 2000, in an action by written consent by a majority of the stockholders, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation providing for (i) the reclassification of each issued and outstanding share of the Company's Class A Common Stock into one share of the Company's Common Stock and (ii) the conversion of each share of Class B Common Stock and Class C Common Stock into one share of Common Stock immediately after the consummation of the Company's initial public offering. Pursuant to the consent by a majority of the stockholders, the stockholders also approved the Company's Second Restated Certificate of Incorporation (which became effective immediately after the consummation of the initial public offering).

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits

     3.1       Second Restated Certificate of Incorporation*

     3.2       Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.4 to Company's Registration Statement on Form S-1 No. 333-
               45000)

     10.1 Second Amendment and Consent, dated November 29, 2000, by and among Resources Connection, Inc., Resources Connection LLC, the lenders party to the Credit Agreement among the parties dated April 1, 1999, Bankers Trust Company, as administrative agent and lead arranger, U.S. Bank National Association, as documentation agent, and BankBoston, N.A., as syndication agent*

     10.2 Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Company's Registration Statement on Form S-1 No. 333-45000)

*  Filed herewith.

b)   Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RESOURCES CONNECTION, INC.

Date: January 26, 2001                           /s/ DONALD B. MURRAY*
                                              ----------------------------
                                                   Donald B. Murray*
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: January 26, 2001                           /s/ STEPHEN J. GIUSTO
                                              ----------------------------
                                                   Stephen J. Giusto
                                        CHIEF FINANCIAL OFFICER, EXECUTIVE VICE
                                         PRESIDENT OF CORPORATE DEVELOPMENT AND
                                                       SECRETARY
                                             (PRINCIPAL ACCOUNTING OFFICER)

* Signing on behalf of the registrant and as an authorized officer.