Form 10-Q
period 2001-02-28
RESOURCES CONNECTION INC
filed 2001-04-09
CIK 1084765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------

                                   FORM 10-Q

                                  (MARK ONE)
           /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                      OR

           / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO                   .

                           ------------------------

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No ____
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 6, 2001: 20,586,000 shares of Common Stock, $.01 par value per share

                          RESOURCES CONNECTION, INC.
                                     INDEX

Part I--Financial Information

Item 1. Consolidated Financial Statements.........................................................    3

Consolidated Balance Sheets for February 28, 2001 (Unaudited) and May 31, 2000....................    3

Consolidated Statements of Income for the Three and Nine Months Ended February
28, 2001 and February 29, 2000 (Unaudited)........................................................    4

Consolidated Statements of Stockholders' Equity for the Nine Months Ended
February 28, 2001 and February 29, 2000 (Unaudited)...............................................    5

Consolidated Statements of Cash Flows for the Nine Months Ended February 28,
2001 and February 29, 2000 (Unaudited)............................................................    6

Notes to Consolidated Financial Statements........................................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.....................................................................................    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................   17

Part II--Other Information

Item 1. Legal Proceedings.........................................................................   17

Item 2. Changes in Securities and Use of Proceeds.................................................   17

Item 3. Defaults upon Senior Securities...........................................................   18

Item 4. Submission of Matters to a Vote of Security Holders.......................................   18

Item 5. Other Information.........................................................................   18

Item 6. Exhibits and Reports on Form 8-K..........................................................   18

Signatures........................................................................................   19

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          RESOURCES CONNECTION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         February 28,                      May 31,
                                                                             2001                            2000
                                                                             ----                            ----
                                                                         (unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents...................................           $26,340,000                     $ 4,490,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of  $2,302,000 and $1,586,000 as of
    February 28, 2001 and May 31, 2000,  respectively.........            25,236,000                      18,166,000
  Deferred income taxes.......................................             1,325,000                       1,300,000
  Prepaid expenses and other current assets...................               828,000                         746,000
                                                                         -----------                     -----------
     Total current assets.....................................            53,729,000                      24,702,000

Intangible assets, net........................................            39,010,000                      41,583,000
Property and equipment, net...................................             3,880,000                       3,196,000
Other assets..................................................               580,000                         625,000
                                                                         -----------                     -----------
     Total assets.............................................           $97,199,000                     $70,106,000
                                                                         ===========                     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               -------------------------------------

Current liabilities:
  Accounts payable and accrued expenses.......................           $ 2,321,000                     $ 2,519,000
  Accrued salaries and related obligations....................            12,677,000                       7,450,000
  Other liabilities...........................................             1,368,000                         801,000
  Current portion of term loan................................                                             6,268,000
                                                                         -----------                     -----------
     Total current liabilities................................            16,366,000                      17,038,000

Deferred income taxes.........................................               522,000                         380,000
Term loan.....................................................                                            10,232,000
Subordinated notes payable....................................                                            25,271,000
                                                                         -----------                     -----------
     Total liabilities........................................            16,888,000                      52,921,000
                                                                         -----------                     -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
     authorized; zero shares issued and outstanding...........
    Common stock, $0.01 par value, 35,000,000 shares
     authorized; 20,634,000 and 15,630,000 shares issued
     and outstanding as of February 28, 2001 and
     May 31, 2000, respectively...............................               206,000                         156,000
    Additional paid-in capital................................            66,000,000                      10,222,000
    Deferred stock compensation...............................            (1,616,000)                       (499,000)
    Accumulated other comprehensive loss......................               (33,000)                        (32,000)
    Notes receivable from stockholders........................              (164,000)
    Retained earnings.........................................            15,919,000                       7,338,000
    Treasury stock at cost, 48,000 shares at February 28,
     2001 and zero shares at May 31, 2000.....................                (1,000)
                                                                         -----------                     -----------
     Total stockholders' equity...............................            80,311,000                      17,185,000
                                                                         -----------                     -----------
     Total liabilities and stockholders' equity...............           $97,199,000                     $70,106,000
                                                                         ===========                     ===========

   The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended                 Nine Months Ended
                                                      February 28,     February 29,     February 28,       February 29,
                                                          2001             2000             2001               2000
                                                          ----             ----             ----               ----
                                                               (unaudited)                         (unaudited)
Revenue..........................................     $49,830,000       $33,384,000     $134,031,000        $87,498,000
Direct cost of services, primarily payroll and
 related taxes for professional services
 employees.......................................      29,457,000        19,765,000       78,193,000         50,882,000
                                                      -----------       -----------     ------------        -----------

  Gross profit...................................      20,373,000        13,619,000       55,838,000         36,616,000

Selling, general and administrative expenses.....      12,680,000         9,365,000       35,893,000         24,228,000
Amortization of intangible assets................         565,000           572,000        1,708,000          1,660,000
Depreciation expense.............................         227,000            31,000          635,000            131,000
                                                      -----------       -----------     ------------        -----------
  Income from operations.........................       6,901,000         3,651,000       17,602,000         10,597,000

Interest expense.................................         248,000         1,199,000        2,660,000          3,539,000
Interest income..................................        (251,000)                          (314,000)
                                                      -----------       -----------     ------------        -----------
  Income before provision for income taxes and
  extraordinary charge...........................       6,904,000         2,452,000       15,256,000          7,058,000

Provision for income taxes.......................       2,762,000           981,000        6,103,000          2,822,000
                                                      -----------       -----------     ------------        -----------
  Income before extraordinary charge.............       4,142,000         1,471,000        9,153,000          4,236,000
Extraordinary charge, net of tax effect of
  $381,000.......................................         572,000                            572,000
                                                      -----------       -----------     ------------        -----------
  Net income.....................................     $ 3,570,000       $ 1,471,000     $  8,581,000        $ 4,236,000
                                                      ===========       ===========     ============        ===========

Basic earnings per share:
 Income before extraordinary charge..............     $      0.21       $      0.09     $       0.54        $      0.27
 Extraordinary charge............................           (0.03)                             (0.03)
                                                      -----------       -----------     ------------        -----------
  Net income.....................................     $      0.18       $      0.09     $       0.51        $      0.27
                                                      ===========       ===========     ============        ===========
Diluted earnings per share:
 Income before extraordinary charge..............     $      0.19       $      0.09     $       0.50        $      0.27
 Extraordinary charge............................           (0.02)                             (0.03)
                                                      -----------       -----------     ------------        -----------
  Net income.....................................     $      0.17       $      0.09     $       0.47        $      0.27
                                                      ===========       ===========     ============        ===========

Weighted average common shares outstanding:
  Basic..........................................      19,590,000        15,630,000       16,933,000         15,630,000
                                                      ===========       ===========     ============        ===========
  Diluted........................................      21,306,000        15,713,000       18,350,000         15,658,000
                                                      ===========       ===========     ============        ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                          February 28, 2001      February 29, 2000
                                                                          -----------------      -----------------
                                                                            (unaudited)             (unaudited)
COMMON STOCK--SHARES:
 Balance at beginning of period......................................            15,630,000             15,630,000
 Initial public offering of common stock.............................             5,000,000
 Exercise of stock options...........................................                 4,000
                                                                                -----------            -----------
  Balance at end of period...........................................            20,634,000             15,630,000
                                                                                ===========            ===========

COMMON STOCK-PAR VALUE:
 Balance at beginning of period......................................           $   156,000            $   156,000
 Initial public offering of common stock.............................                50,000
                                                                                -----------            -----------
  Balance at end of period...........................................           $   206,000            $   156,000
                                                                                ===========            ===========

ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of period......................................           $10,222,000            $ 9,699,000
 Initial public offering of common stock.............................            55,750,000
 Cost of stock offering..............................................            (1,589,000)
 Exercise of stock options...........................................                11,000
 Deferred stock compensation.........................................             1,388,000                374,000
 Reissuance of treasury shares.......................................               218,000
                                                                                -----------            -----------
  Balance at end of period...........................................           $66,000,000            $10,073,000
                                                                                ===========            ===========

DEFERRED STOCK COMPENSATION:
 Balance at beginning of period......................................           $  (499,000)           $   (37,000)
 Issuance of restricted stock and grant of stock options.............            (1,388,000)              (374,000)
 Amortization of deferred stock compensation.........................               271,000                 37,000
                                                                                -----------            -----------
  Balance at end of period...........................................           $(1,616,000)           $  (374,000)
                                                                                ===========            ===========

ACCUMULATED OTHER COMPREHENSIVE LOSS:
 Balance at beginning of period......................................           $   (32,000)           $         -
 Translation adjustments.............................................                (1,000)
                                                                                -----------            -----------
  Balance at end of period...........................................           $   (33,000)           $         -
                                                                                ===========            ===========

NOTES RECEIVABLE FROM STOCKHOLDERS:
 Balance at beginning of period......................................           $         -            $         -
 Reissuance of treasury shares for notes.............................              (164,000)
                                                                                -----------            -----------
  Balance at end of period...........................................           $  (164,000)           $         -
                                                                                ===========            ===========

RETAINED EARNINGS:
 Balance at beginning of period......................................           $ 7,338,000            $   792,000
 Net income..........................................................             8,581,000              4,236,000
                                                                                -----------            -----------
  Balance at end of period...........................................           $15,919,000            $ 5,028,000
                                                                                ===========            ===========

TREASURY STOCK--SHARES:
 Balance at beginning of period......................................                     -                      -
 Repurchase of shares................................................              (102,000)
 Sale of shares......................................................                54,000
                                                                                -----------            -----------
  Balance at end of period...........................................               (48,000)                     -
                                                                                ===========            ===========

TREASURY STOCK--COST:
 Balance at beginning of period......................................           $         -            $         -
 Repurchase of shares................................................               (45,000)
 Sale of shares......................................................                44,000
                                                                                -----------            -----------
  Balance at end of period...........................................           $    (1,000)           $         -
                                                                                ===========            ===========

COMPREHENSIVE INCOME:
 Net income..........................................................           $ 8,581,000            $ 4,236,000
 Translation adjustments.............................................                (1,000)
                                                                                -----------            -----------
  Total comprehensive income.........................................           $ 8,580,000            $ 4,236,000
                                                                                ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                  February 28, 2001     February 29, 2000
                                                                  -----------------     -----------------
                                                                               (unaudited)
Cash flows from operating activities
  Net income...................................................         $  8,581,000          $ 4,236,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.............................            2,343,000            1,791,000
     Amortization of debt issuance costs.......................              130,000              223,000
     Amortization of deferred stock compensation...............              271,000               37,000
     Bad debt expense..........................................            1,612,000              662,000
     Extraordinary charge......................................              953,000
     Changes in operating assets and liabilities:
        Trade accounts receivable..............................           (8,682,000)          (5,963,000)
        Prepaid expenses and other current assets..............              (82,000)             539,000
        Other assets...........................................               44,000             (172,000)
        Accounts payable and accrued expenses..................             (416,000)             (45,000)
        Accrued salaries and related obligations...............            5,227,000            4,234,000
        Other liabilities......................................              684,000              (48,000)
        Accrued interest payable portion of
          notes payable........................................            1,680,000            2,105,000
                                                                        ------------          -----------
           Net cash provided by operating
            Activities.........................................           12,345,000            7,599,000
                                                                        ------------          -----------
Cash flows from investing activities
  Additions to intangible assets, resulting from the
    purchase of Resources Connection LLC.......................                                   (27,000)
  Purchases of property and equipment..........................           (1,319,000)          (2,031,000)
                                                                        ------------          -----------
           Net cash used in investing  activities..............           (1,319,000)          (2,058,000)
                                                                        ------------          -----------
Cash flows from financing activities
  Proceeds from issuance of common stock.......................           55,800,000
  Other stock offering costs...................................           (1,589,000)
  Proceeds from exercise of stock options......................               11,000
  Proceeds from reissuance of  treasury stock..................               98,000
  Purchases of treasury stock..................................              (45,000)
  Payments on term loan........................................          (16,500,000)          (1,125,000)
  Payments on revolving loan...................................                                (2,100,000)
  Payments on subordinated notes...............................          (26,951,000)
                                                                        ------------          -----------
           Net cash provided by (used in) financing
            Activities.........................................           10,824,000           (3,225,000)
                                                                        ------------          -----------
  Net increase in cash.........................................           21,850,000            2,316,000
  Cash and cash equivalents at beginning of period.............            4,490,000              876,000
                                                                        ------------          -----------
  Cash and cash equivalents at end of period...................         $ 26,340,000          $ 3,192,000
                                                                        ============          ===========

   The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           Nine months ended February 28, 2001 and February 29, 2000

1.   Description of the Company and its Business

     Resources Connection, Inc., formerly RC Transaction Corp.,was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiary, Resources Connection LLC ("LLC"), and foreign subsidiaries (collectively the "Company"). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, provides clients with experienced professionals who specialize in accounting, finance, tax, information technology and human resources on a project-by-project basis. The Company operates in the United States, Canada, Hong Kong and Taiwan. The Company is a Delaware corporation. LLC is a Delaware limited liability company.

     The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31 or February 28, respectively. The nine month periods ended February 28, 2001 and February 29, 2000 each consist of 39 weeks, respectively.

     On December 14, 2000, the SEC declared the Company's registration statement effective. On December 20, 2000, the Company received the proceeds from its initial public offering of 5,000,000 shares of the Company's common stock at $12 per share. The net proceeds of the offering (after underwriting discounts, commissions and other transaction related expenses) were $54.2 million. Net proceeds of approximately $38.8 million were used to retire the Company's term loan and subordinated debt balances and accrued interest. Selling shareholders sold 2,475,000 shares of the Company's common stock (including the exercise of the underwriters' overallotment of 975,000 shares) in the offering, but the Company did not receive any of the proceeds from the sale of those shares.
After completion of the offering and excluding shares held in treasury, the Company has 20,586,000 shares of common stock outstanding.

2.   Summary of Significant Accounting Policies

 Interim Financial Information

     The financial information for the three and nine month periods ended February 28, 2001 and February 29, 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission, or "SEC", rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.


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

 Treasury Stock Transactions

     Between August 26, 2000 and February 28, 2001, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 102,000 shares of its common stock from former employees. The Company subsequently resold 54,000 shares of Common Stock for an aggregate purchase price of approximately $262,000 to certain employees of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% and due June 30, 2003.

 Per Share Information

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, consisting solely of stock options. The weighted average effect of the treasury stock transactions decreased common shares outstanding by 4,000 and 16,000 for the three and nine month periods ended February 28, 2001, respectively.

     Potential common shares of 136,000, 185,000 and 434,000 were not included in the diluted earnings per share amounts for the nine month period ended February 28, 2001 and for the three and nine month periods ended February 29, 2000, respectively, as their effect would have been anti-dilutive.

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

3.   Supplemental Disclosure Of Cash Flow Information

     For the nine month periods ended February 28, 2001 and February 29, 2000:

                                                                                                2001             2000
                                                                                                ----             ----
     Interest paid........................................................................   $  861,000       $1,423,000

     Income taxes paid....................................................................   $5,272,000       $2,749,000

     Noncash investing and financing activities:
        Deferred stock compensation.......................................................   $1,388,000       $  374,000
        Reissuance of treasury shares for notes receivable................................   $  164,000       $     -

4.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by both SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." SFAS No. 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133, SFAS No. 137 or SFAS No. 138 will have a material impact on the Company's consolidated financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101) entitled "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted the provisions of SAB 101 in these consolidated financial statements for all periods presented.

     In March 2000, the FASB issued Interpretation No. 44, or FIN 44, entitled "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25, or APB 25. This interpretation clarifies:

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

     This interpretation became effective July 1, 2000 and the adoption of FIN 44 did not impact the Company's consolidated financial statements.

5.   Extraordinary Charge

     The extraordinary charge of $572,000 (net of income tax effect of $381,000) is the result of the write-off of the net remaining balance of unamortized debt issuance costs associated with the Company's term loan and subordinated debt. This debt, approximately $38.8 million, was repaid in full on December 20, 2000 using a portion of the proceeds of the Company's initial public offering of its common stock.

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

     Growth in revenue, to date, has generally been the result of establishing offices in major markets throughout the United States. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology in a limited number of offices. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management in a limited number of offices and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People's Republic of China. During the first nine months of fiscal 2001, we have established nine additional domestic offices. As a result, as of February 28, 2001, we served our clients through 41 offices in the United States and three international offices.

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

     Revenue. Revenue increased $16.4 million, or 49.3%, to $49.8 million for the three months ended February 28, 2001 from $33.4 million for the three months ended February 29, 2000. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the number of associates on assignment from 960 at the end of the third quarter of fiscal 2000 to 1,300 at the end of the third quarter of fiscal 2001 and a 12% increase in the average billing rate per hour. Despite the increase in rates, the increase in revenue is primarily attributable to the increase in the number of associates. We operated 44 offices during the third quarter of fiscal 2001 and 35 offices during the third quarter of the previous fiscal year. We opened one new office during the three months ended February 28, 2001 compared to two in the previous fiscal year's third quarter.

     Direct Cost of Services. Direct cost of services increased $9.7 million, or 49.0%, to $29.5 million for the three months ended February 28, 2001 from $19.8 million for the three months ended February 29, 2000. This increase was primarily the result of the growth in the number of associates on assignment from 960 at the end of the third quarter of fiscal 2000 to 1,300 at the end of the third quarter of fiscal 2001. The average pay rate per hour was unchanged between the two periods. The direct cost of services decreased slightly as a percentage of revenue from 59.2% for the three months ended February 29, 2000 to 59.1% for the three months ended February 28, 2001. The net decrease reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million, or 35.4%, to $12.7 million for the three months ended February 28, 2001 from $9.4 million for the three months ended February 29, 2000. This increase was attributable to the increase in the cost of operating and staffing the new office opened in the third quarter of fiscal 2001 and the growth in operations at offices opened prior to the third quarter of fiscal 2001. Management and administrative headcount increased from 201 at the end of the third quarter of fiscal 2000 to 283 at the end of the third quarter of fiscal 2001. Selling, general and administrative expenses decreased as a percentage of revenue from 28.1% for the three months ended February 29, 2000 to 25.4% for the three months ended February 28, 2001. This percentage decrease resulted primarily from improved operating leverage experienced in offices opened more than one year and reduced spending levels in offices during the current quarter which includes the holiday period.

     Amortization and Depreciation Expense. Amortization of intangible assets declined slightly from $572,000 for the three months ended February 29, 2000 to
$565,000 for the three months ended February 28, 2001.   There were no
significant changes in the balance of intangible assets between the two periods.

     Depreciation expense increased from $31,000 for the three months ended February 29, 2000 to $227,000 for the three months ended February 28, 2001. This increase reflects the impact of the completed moves out of our former parent's office space into our own space, continuing growth in our number of offices and our investment in information technology.

     Interest Expense. The repayment of the term loan and subordinated notes on December 20, 2000, effectively ended the Company's interest expense obligations. After repayment of the debt and other transaction related expenses, the Company had net proceeds of approximately $15.4 million, as well as cash generated from
operations, available for investment purposes.   The Company has invested
available cash in money market and commercial paper investments which have been classified as cash equivalents due to the short maturities of these investments. Consequently, the Company generated net interest income of $3,000 in the quarter ended February 28, 2001 compared to interest expense of $1.2 million in the quarter ended February 29, 2000. The Company's interest income for the quarter was approximately $251,000. While subject to market interest rate fluctuations, the Company currently anticipates earnings of 4.75-5.0% on its money market and commercial paper investments in the near future.

     Income Taxes. The provision for income taxes increased from $981,000 for the three months ended February 29, 2000 to $2.8 million for the three months ended February 28, 2001. The effective tax rate was approximately 40.0% for both quarters, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. No adjustment is anticipated in the rate in the near future.

     Extraordinary Charge. The extraordinary charge of $572,000 (net of income tax effect of $381,000) is the result of the write-off of the net remaining balance of unamortized debt issuance costs associated with the Company's term loan and subordinated debt. This debt, approximately $38.8 million, was repaid in full on December 20, 2000 using a portion of the proceeds of the Company's initial public offering of its common stock.

Nine Months Ended February 28, 2001 Compared to Nine Months Ended February 29, 2000

     Revenue. Revenue increased $46.5 million, or 53.2%, to $134.0 million for the nine months ended February 28, 2001 from $87.5 million for the nine months ended February 29, 2000. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the number of associates on assignment from 960 at the end of the third quarter of fiscal 2000 to 1,300 at the end of the third quarter of fiscal 2001 and a 12% increase in the average billing rate per hour. The majority of the increase in revenue is attributable to the increase in the number of associates. During the first nine months of fiscal 2001, we opened nine new offices compared to seven new offices in the comparable period of fiscal 2000.


     Direct Cost of Services. Direct cost of services increased $27.3 million, or 53.7%, to $78.2 million for the nine months ended February 28, 2001 from $50.9 million for the nine months ended February 29, 2000. This increase was the result of the growth in the number of associates on assignment from 960 at the end of the third quarter of fiscal 2000 to 1,300 at the end of the third quarter of fiscal 2001 and an increase in the average pay rate per hour of 1.5%. Substantially all of the increase in direct cost of services is attributable to the increase in the number of associates. The direct cost of services increased as a percentage of revenue from 58.2% for the nine months ended February 29, 2000 to 58.3% for the nine months ended February 28, 2001. The net increase reflects the impact of our enriched benefit programs for associates, offset by an incremental increase in the average billing rate per hour compared to the average pay rate per hour.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.7 million, or 48.1%, to $35.9 million for the nine months ended February 28, 2001 from $24.2 million for the nine months ended February 29, 2000. This increase was attributable to the increase in the cost of operating and staffing the new offices opened in the first nine months of fiscal 2001 and the growth at offices opened prior to fiscal 2001. Management and administrative headcount increased from 201 at the end of the third quarter of fiscal 2000 to 283 at the end of the third quarter of fiscal 2001. Selling, general and administrative expenses decreased as a percentage of revenue from 27.7% for the nine months ended February 29, 2000 to 26.8% for the nine months ended February 28, 2001. This percentage decrease resulted primarily from improved operating leverage experienced in offices opened more than one year and the impact of reduced spending levels in offices during the most recent quarter which includes the holiday period.

     Amortization and Depreciation Expense. Amortization of intangible assets was relatively unchanged at $1.7 million for both the nine months ended February 29, 2000 and for the nine months ended February 28, 2001, reflecting a consistent aggregate balance and amortization period for the intangible assets.

     Depreciation expense increased from $131,000 for the nine months ended February 29, 2000 to $635,000 for the nine months ended February 28, 2001. This increase reflects the impact of the completed moves out of our former parent's office space into our own space, continuing growth in our number of offices and our investment in information technology.

     Interest Expense. Net interest expense decreased from $3.5 million for the nine months ended February 29, 2000 to $2.3 million for the nine months ended February 28, 2001. This decrease is the result of the repayment of the Company's term loan and subordinated notes on December 20, 2000 using the proceeds from the Company's initial public offering of its common stock. After the repayment, the Company has no outstanding debt balances. The net proceeds from the offering of approximately $15.4 million, as well as cash generated from operations, have been invested in money market funds and commercial paper and are classified as cash equivalents due to the short maturities of these investments.

     Income Taxes. The provision for income taxes increased from $2.8 million for the nine months ended February 29, 2000 to $6.1 million for the nine months ended February 28, 2001. The effective tax rate was approximately 40.0% for both periods, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit.

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

Liquidity and Capital Resources

     Our primary source of liquidity is our existing cash and cash equivalents, cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. We have generated positive cash flows from operations since inception, and we continued to do so during the nine month period ended February 28, 2001. During the current quarter, we completed our initial public offering of stock which generated $54.2 million of cash (after underwriting discounts, commissions and other transaction related expenses). After repayment of the outstanding balances on our long-term debt, the net proceeds available for investment were approximately $15.4 million. The Company has invested the net proceeds in money market and commercial paper investments.

     In April 1999, in connection with the acquisition of Resources Connection LLC, we entered into a $28.0 million credit agreement with Bankers Trust Company, now Deutsche Bank Securities Inc., U.S. Bank National Association and BankBoston, N.A., which provided for an $18.0 million term loan facility and a $10.0 million revolving credit facility. During this quarter, we repaid the remaining balance on the term loan of $11.9 million using the proceeds from our initial public offering of common stock. The credit agreement expires on October 1, 2003. As of February 28, 2001, we had no outstanding borrowings under the revolving credit facility. Borrowings under the credit agreement are secured by all of our assets. Our interest rate options under our credit agreement are prime rate plus .5 to 1.5% and a Eurodollar-based rate plus 1.5 to 2.5%. Interest is payable on the revolving credit facility at various intervals no less frequent than quarterly.

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

     Net cash provided by operating activities totaled $12.3 million for the nine months ended February 28, 2001 and $7.6 million for the nine months ended February 29, 2000. Cash provided by operations resulted primarily from the net earnings of the company partially offset by growth in working capital. Working capital included $26.3 million in cash and cash equivalents at February 28, 2001.

     Net cash used in investing activities totaled $1.3 million for the first nine months of fiscal 2001 compared to $2.1 million for the first nine months of fiscal 2000. Cash used in investing activities was a result of purchases of property and equipment for existing offices and newly opened offices.

     Net cash provided by financing activities totaled $10.8 million for the nine months ended February 28, 2001 and net cash used in financing activities was $3.2 million for the nine months ended February 29, 2000. The net cash provided by financing activities reflects the payment required pursuant to our term debt agreement upon the completion of our initial public offering of common stock offset by the remaining proceeds of the offering.

     Our ongoing operations and anticipated growth in the geographic markets we serve will require us to continue making investments in capital equipment, primarily technology hardware and software. In addition, we may consider making certain strategic acquisitions. We anticipate that our current cash, existing availability under our revolving line of credit and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. Our longer term plans for expanding our business anticipate that these sources of liquidity will be sufficient for the foreseeable future. If we require additional capital resources to grow our business in addition to the proceeds received in the offering completed in December 2000, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business which could have a material adverse affect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by both SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for

Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133, SFAS No. 137 or SFAS No. 138 will have a material impact on the Company's consolidated financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101) entitled "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted the provisions of SAB 101 in these consolidated financial statements for all periods presented. The adoption of SAB 101 did not impact the Company's consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, or FIN 44, entitled "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25, or APB 25. This interpretation clarifies:

          .  the definition of an employee for purposes of applying APB 25;

          . the criteria for determining whether a plan qualifies as a noncompensatory plan;

          . the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

          . the accounting for an exchange of stock compensation awards in a business combination.

     This interpretation is effective July 1, 2000 and the adoption of FIN 44 did not impact the Company's consolidated financial statements.

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

                                    ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than three months. At the end of the third quarter of fiscal 2001, we had no outstanding borrowings under the revolving credit facility. Because of the short term maturities of our cash and cash equivalents, we do not believe that a decrease in market rates would have any significant negative impact on the realized value of our investments.

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

     During the three months ended February 28, 2001, we issued and sold the following unregistered securities:

     Between December 1, 2000 and February 28, 2001, the Company granted options to purchase 761,600 shares of its Common Stock at a weighted average exercise price of $16.78 per share.

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

     The Company issued and sold 5,000,000 of the aggregate 7,475,000 shares sold in the offering. The aggregate price of the shares registered and sold by the Company was $60.0 million. In connection with the offering, the Company paid an aggregate of approximately $4.2 million in underwriting discounts and commissions to the underwriters and paid other estimated expenses of approximately $1.6 million. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $54.2 million. The Company used approximately $11.9 million of the net proceeds from the offering to repay its senior debt obligations outstanding pursuant to its existing credit agreement. The Company used approximately $26.9 million of the net proceeds from the offering to redeem the balance due on its subordinated notes, bearing 12% interest and having a maturity date of April 15, 2004. The Company plans to use the remaining approximately $15.4 million of the net proceeds from the offering for working capital and general corporate purposes. The Company has invested the remaining net proceeds from the offering in United States government securities and other short-term, investment-grade, interest-bearing instruments which have been classified as cash equivalents on the consolidated balance sheet. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

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

None.
Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     3.1 Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000)

     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 No. 333-45000)



b)   Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESOURCES CONNECTION, INC.

Date:  April 6, 2001                         /s/ DONALD B. MURRAY*
                                        --------------------------
                                                  Donald B. Murray
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  April 6, 2001                        /s/ STEPHEN J. GIUSTO
                                        -------------------------
                                                  Stephen J. Giusto
                                        CHIEF FINANCIAL OFFICER, EXECUTIVE VICE
                                        PRESIDENT OF CORPORATE DEVELOPMENT AND
                                                       SECRETARY
                                             (PRINCIPAL ACCOUNTING OFFICER)

* Signing on behalf of the registrant and as an authorized officer.