Form 10-K
period 2001-05-31
RESOURCES CONNECTION INC
filed 2001-07-18
CIK 1084765

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _____________

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended May 31, 2001

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________to___________

                         Commission File No.: 0-32113

                          RESOURCES CONNECTION, INC.
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                   33-0832424
   (State or Other Jurisdiction                    (I.R.S. Employer
 of Incorporation or Organization)                Identification No.)

     695 Town Center Drive, Suite 600                    92626
         Costa Mesa, California                        (Zip Code)
 (Address of principal executive offices)

Registrant's Telephone Number, Including Area Code: (714) 430-6400

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par Value
-----------------------------
      (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of July 16, 2001, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $329,459,551 (based upon the closing price for shares of the Registrant's common stock as reported by The Nasdaq National Market). As of July 16, 2001, there were approximately 20,893,305 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                    PART I
    Item
    ----
     1.   Business......................................................................         1
     2.   Properties....................................................................        10
     3.   Legal Proceedings.............................................................        10
     4.   Submission of Matters to a Vote of Security Holders...........................        10

                                    PART II

     5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters...............................................        11
     6.   Selected Financial Data.......................................................        11
     7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................................        13
     7A.  Quantitative and Qualitative Disclosures about Market Risk....................        25
     8.   Financial Statements and Supplementary Data...................................        26
     9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure....................................................................        51

                                   PART III

     10.  Directors and Executive Officers of the Registrant............................        52
     11.  Executive Compensation........................................................        54
     12.  Security Ownership of Certain Beneficial Owners and Management................        62
     13.  Certain Relationships and Related Transactions................................        63

                                    PART IV

     14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............         67

     In this Report on Form 10-K, "Resources Connection," "company," "we," "us" and "our" refer to the business of Resources Connection LLC for all periods prior to the sale of Resources Connection LLC by Deloitte & Touche LLP, and to Resources Connection, Inc. and its subsidiaries for all periods after the sale. References to "Deloitte & Touche" refer to Deloitte & Touche LLP. References in this prospectus to "fiscal," "year" or "fiscal year" refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31.

     This Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of these terms or other comparable terminology. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Form S-1 filed with the Securities and Exchange Commission on July 17, 2001 (File No. 333-65272). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to "Resources Connection," the "Company," "we," "us," and "our" refer to Resources Connection, Inc. and its subsidiaries.

     The Company's principal executive offices are located at 695 Town Center Drive, Suite 600, Costa Mesa, California 92626. The Company's telephone number is (714) 430-6400 and its web site address is http://www.resourcesconnection.com. The information set forth in the web site does not constitute part of this Report on Form 10-K.

                                    PART I

Item 1.  Business

Overview

     Resources Connection is a professional services firm that provides experienced accounting and finance, human resources management and information technology professionals to clients on a project-by-project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses) and corporate reorganization and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, and information technology services, such as transitions of management information systems. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

     We were founded in June 1996 by a team at Deloitte & Touche, led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Our other founding members include our current chief financial officer, Stephen J. Giusto, then also a partner, Karen M. Ferguson, the current managing director of our New York area practice, and David L. Schnitt, our former national director of information technology services. Our founders created Resources Connection to capitalize on the increasing demand for high-quality, outsourced professional services. We operated as a division of Deloitte & Touche from our inception in June 1996 until January 1997. From January 1997 until April 1999, we operated as an independent subsidiary of Deloitte & Touche. During these periods due to regulatory constraints applicable to us as part of a Big Five accounting firm, we were unable to provide certain accounting services to audit clients of Deloitte & Touche. In April 1999, we completed a management-led buyout. Subsequent to the management-led buyout, we were able to expand the scope of services we provide to our clients.

     Our business model combines the client service orientation and commitment to quality of a Big Five accounting firm with the entrepreneurial culture of an innovative, high-growth company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: increasing demand for outsourced professional services by corporate clients and increasing supply of professionals interested in working on an outsourced basis. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients.

     As of May 31, 2001, we employed more than 1,250 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal, annual survey conducted in late calendar year 2000, to which approximately 53% of all active associates responded, 52% of respondents were CPAs, 35% had MBAs, and the average years of professional experience was 20. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

     We have established a growing and diverse client base of over 1,800 clients, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients include more than half of the Fortune 100, which accounted for approximately 10.9% of our revenues in fiscal 2001, and all of the Big Five accounting firms. We serve our clients through 41 offices in the United States and four offices abroad. We have grown revenues internally from $9.3 million in fiscal 1997 to $189.8 million in fiscal 2001, a four-year CAGR of 112% and our income from operations over the same period has increased from $869,000 to $25.8 million, a four-year CAGR of 134%. We have been profitable every year since our inception.

     We believe our distinctive culture is a valuable asset and is in large part due to our management team, which has extensive experience in the professional services industry. Virtually all of our senior management and office directors have Big Five experience and all of our management has an equity interest in our company. This team has created a culture of professionalism that we believe fosters in our associates a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service to our clients.

Industry Background

Increasing Demand for Outsourced Professional Services

     According to a study by Staffing Industry Analysts, Inc., the market for outsourcing of professionals, including information technology, accounting and finance, technical/engineering, medical and legal professionals, is large and growing, with revenues estimated to grow from $40.1 billion in 1999 to $58.6 billion in 2002, representing a CAGR of 13.5%. Accounting and finance professionals, according to the same study, represent one of the fastest growing segments of this market, with revenues estimated to grow from $7.2 billion in 1999 to $13.6 billion in 2002, representing a CAGR of 23.6%. We believe, based on discussions with our clients, this growth is driven by the recognition that by outsourcing professionals companies can:

     .    strategically access specialized skills and expertise;

     .    effectively supplement internal resources;

     .    increase labor flexibility; and

     .    reduce their overall hiring and training costs.

     Typically, companies use a variety of alternatives to fill their project-based professional services needs. Companies outsource entire projects to consulting firms, which provides access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Five accounting firms; however, these arrangements are on an ad hoc basis and have been increasingly limited by regulatory concerns. Companies use temporary employees from traditional and Internet-based staffing firms, who may be less experienced or less qualified than employees of professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

Increasing Supply of Project Professionals

     Concurrent with the growth in demand for outsourced professional services, we believe, based on discussions with our associates, that the number of professionals seeking to work on a project basis has increased due to a desire for:

     . more flexible hours and work arrangements, coupled with competitive wages and benefits and a professional culture;

     . challenging engagements that advance their careers, develop their skills and add to their experience base; and

     . a work environment that provides a diversity of, and more control over, client engagements.

     The employment alternatives historically available to professionals may fulfill some, but not all, of an individual's career objectives. A professional working for a Big Five accounting firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less flexible hours and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens.

Resources Connection Solution

     Resources Connection is positioned to capitalize on the confluence of these industry trends. We believe, based on discussions with our clients, that Resources Connection provides clients seeking outsourced professionals with high-quality services because we are able to combine all of the following:

     .    a relationship-oriented approach to assess our clients' project needs;

     . highly qualified professionals with the requisite skills and experience;

     .    competitive rates on an hourly, instead of a per project, basis; and

     .    significant client control of their projects.

Resources Connection Strategy

Our Business Strategy

     We are dedicated to providing highly qualified and experienced accounting and finance, human resources management and information technology professionals to meet our clients' project-based and interim professional services needs. Our objective is to be the leading provider of these outsourced professional services. We have developed the following business strategies to achieve this objective:

     . Hire and retain highly qualified, experienced associates. We believe our highly qualified, experienced associates provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber associates. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

     . Maintain our distinctive culture. Our corporate culture is central to our business strategy and we believe has been a significant component of our success. Our senior management, virtually all of whom are Big Five alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Five accounting firm with the entrepreneurial energy of an innovative, high-growth company. We seek associates and management with talent, integrity, enthusiasm and loyalty to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified associates and, in turn, attracting clients.

     . Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction- or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their businesses and help them define their project needs. Once a project is defined, we identify associates with the appropriate skills and experience to meet the client's needs. We believe that by partnering with our clients to solve their professional services needs, we can generate new opportunities to serve them. The strength of our client relationships is demonstrated by the fact that 47 of our top 50 clients in fiscal 2000 remained clients in fiscal 2001.

     . Build the Resources Connection brand. Our objective is to establish Resources Connection as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our more than 1,250 associates on assignment and 290 management employees, most of whom have established relationships with a number of potential clients. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Connection brand.

Our Growth Strategy

     All of our growth since inception has been internal. We believe we have significant opportunity for continued strong internal growth in our core business and will evaluate potential strategic acquisitions on a case-by-case basis. Key elements of our growth strategy include:

     . Expanding work from existing clients. A principal component of our strategy is to secure additional project work from the more than 1,800 clients we served in fiscal 2001. Prior to the management-led buyout, we were unable to provide certain services to some of our clients due to regulatory constraints applicable to us as part of a Big Five accounting firm. Subsequent to the management-led buyout, we were able to expand the scope of the services we provide to our clients. We believe, based on discussions with our clients, that the amount of revenue we currently receive from most of our clients represents a relatively small percentage of the amount they spend on outsourced professional services, and that, consistent with industry trends, they will continue to increase the amount they spend on these services. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we will capture a significantly larger share of our clients' expenditures for outsourced professional services.

     . Growing our client base. We will continue to focus on attracting new clients. Since fiscal 1999, we increased our client base by more than 600 new clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts.

     . Expanding geographically. We plan to expand geographically to meet the demand for outsourced professional services. We expect to add to our existing domestic office network with new offices strategically located to meet the needs of our existing clients and to create additional new client opportunities. We believe that there are also significant opportunities to grow our business internationally and, consequently, we intend to expand our international presence on a strategic and opportunistic basis.

     . Providing additional professional services lines. We will continue to explore, and consider entry into, new professional services lines. Since fiscal 1999, we have diversified our professional services lines by entering into the human resources management and the information technology segments. Our considerations when evaluating new professional services lines include growth potential, profitability, cross-marketing opportunities and competition.

Associates

     We believe that an important component of our success over the past four years has been our highly qualified and experienced associates. As of May 31, 2001, we employed over 1,250 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

     Our associates are employees of Resources Connection. We pay each associate an hourly rate, pay overtime, and offer benefits, including paid vacation and holidays; referral bonus programs; group health and basic term life insurance programs, each with an approximate 50% contribution by the associate; a matching 401(k) retirement plan; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We also have a long-term incentive plan for our associates, which affords them the opportunity to earn an annual cash bonus that vests over time. We intend to maintain competitive compensation and benefit programs.

Clients

     We provide our services to a diverse client base in a broad range of industries. In fiscal 2001, we served over 1,800 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2001, no single client accounted for more than 3% of our revenue and the top 10 clients accounted for approximately 15.4% of our revenues.

     The clients listed below represent the geographic and industry diversity of our client base in fiscal 2001.

Air BP, a subsidiary of BP Amoco                      Kaiser Permanente Insurance Company
Allied Waste                                          The LTV Corporation
Aventis Pharmaceuticals                               Nordstrom
Banc of America Securities LLC                        PepsiCo Inc.
Blue Shield of California                             Pharmacia Corporation
CB Richard Ellis                                      Southwest Airlines
Credit Suisse First Boston Corporation                Toshiba America Electronic Components, Inc.
Exelon Corporation                                    Toyota Motor Sales, USA, Inc.
Great West Life and Annuity Life Insurance Company    UCLA Medical Center

Services

     Our current professional services capabilities include accounting and finance, human resources management and information technology. In fiscal 2001, our revenue from providing accounting and finance services accounted for a substantial majority of our revenue. Our engagements are project-based and often last three months or longer.

Accounting and Finance

     Our accounting and finance services include:

     Special Projects: Our accounting and finance associates work on a variety of special projects including:

     .    financial analyses, such as product costing and margin analyses;

     . tax-related projects, such as tax compliance and analysis of tax liabilities resulting from acquisitions; and

     . resolving complex accounting problems, such as large out-of-balance accounts and unreconciled balances.

          Sample Engagement: We provided two associates over a 14-month period to assist the global operations and finance group of a major bank in establishing a cash management system that would be used to monitor its daily cash needs in U.S. dollars and various foreign currencies. Our associates were responsible for:

     . reviewing the daily trades of foreign securities and projecting the surplus/shortfall for the various currencies resulting from these trades;

     . recommending transfers, purchases of foreign currencies and borrowings; and

     . redesigning and testing systems to accurately report foreign currency activities.

     Mergers and Acquisitions: Our accounting and finance associates have assisted with the following functions for clients involved in mergers and acquisitions:

     .    due diligence work;

     .    integration of financial reporting and accounting systems; and

     .    public reporting filings associated with the transaction.

          Sample Engagement: We have provided more than 50 associates to assist with the post-acquisition integration of a multi-billion dollar solid waste management company. Our services were delivered through 19 of our offices with coordination provided by one of our offices. We assigned a specially designated project manager to oversee the delivery of our services, thereby facilitating project management and client control. Our associates were responsible for:

          . performing controller responsibilities at various sites, including preparing internal financial statements, closing the general ledger and managing the accounting staff;

          .    restructuring the fixed asset reporting system;

          . assisting with the transition of financial functions during the divestiture of solid waste facilities and closing of other facilities;

          . assisting with converting the newly acquired facilities' systems to the parent's systems; and

          .    preparing fuel tax returns and related tax schedules.

     Finance and Accounting System Implementation and Conversion: When a company implements a new system, the conversion often entails additional work that burdens management's time. To address this problem, we provide associates that:

     . assist with the finance and accounting issues of system implementations; and

     . maintain daily operations during the implementation and conversion process in order to minimize disruption to the organization.

          Sample Engagement: We provided 15 associates over a 14-month period to assist one of the world's largest energy groups in converting to a new proprietary accounting software system through operations worldwide, developing the relevant required software documentation and relocating its accounting and commercial services departments between two metropolitan areas. Our associates were responsible for:

          . documenting and preparing a flowchart of the accounting system and existing business processes, practices and workflows;

          .    reviewing internal controls and developing an operations manual;

          .    documenting the new accounting system processes and procedures;

          .    performing pre- and post-conversion testing;

          .    hiring and training new employees; and

          .    designing training programs.

     Periodic Accounting and Finance Needs: Our associates help clients with periodic needs such as:

     . interim senior financial management, including controller or accounting manager tasks;

     .    monthly/quarterly/year-end closings;

     .    audit preparation;

     .    public reporting; and

     .    budgeting and forecasting.

          Sample Engagement: We provided 40 associates over a 19-month period to assist a multi-unit medical company, currently under reorganization, with a comprehensive review and clean-up of the company's consolidated balance sheet in preparation for its year-end audit. Our associates were responsible for:

          . designing a work program and package format to be used by 23 associates in teams across six states;

          . completing a detailed review of approximately 180 entities' balance sheets, compiling documentation, and obtaining support for the entire trial balance; and

          . proposing adjusting entries and recommending subsequent internal accounting control system and procedure changes.

     Assist Start-Ups: We provide accounting and finance professional services to start-up companies who do not yet have the appropriate management or staff to support their accounting and finance functions.

          Sample Engagement: We have provided two associates over a nine-month period to assist an Internet incubator that provides services to start-up companies in setting up its accounting function. Our associates were responsible for:

          . designing a scalable general ledger system to accommodate multiple entities;

          . setting up the accounts payable system for all entities including check disbursements and wire transfers of funds;

          .    designing a system for processing semi-monthly payroll;

          . developing cash receipts function including the performance of all treasury functions (collections, deposits, investments); and

          . creating a model for projecting cash flows from individual entities.

Human Resources Management

     Our human resources management professional services group was formed in June 1999. These services are currently available in 19 of our offices. Our human resources management services include:

     . development of human resources management procedures, training and policies;

     .    compensation program design and implementation;

     .    interim senior human resources management; and

     .    assistance in complying with governmental employment regulations.

          Sample Engagement: We have provided three associates over a three-month period to assist a leading provider of business information and related products and services with a number of projects. Our associates were responsible for:

          . evaluating the existing human resources information system, or HRIS;

          .    reviewing vendors and implementing a new HRIS system;

          . updating human resources policies and procedures to reflect consistent corporate policies across numerous acquired companies; and

          . evaluating the various retirement benefits for each of the multiple subsidiaries and acquired companies.

Information Technology

     Our information technology professional services group was formed in June 1998. These services are currently available in 16 of our offices. Our information technology services include:

     . providing interim information technology management such as interim chief technology officers and chief information officers;

     .    leading systems selection process; and

     . assisting with project management of information systems implementations, conversions and upgrades.

          Sample Engagement: We provided an interim chief information officer with significant foodservice operations/restaurant experience over a 21-month period to support a rapidly growing chain of upscale restaurants with 106 locations in 22 states. Our associate was responsible for:

          .    designing technology initiatives;

          . establishing and maintaining an information technology department capable of supporting and delivering technology solutions;

          .    monitoring and guiding multiple project teams;

          .    communicating with various business units; and

          .    prioritizing projects and resources.

Operations

     We generally provide our professional services to clients at a local level through our 41 domestic offices and four international offices, with the oversight and consultation of our corporate management team located in our corporate service center. The office director and client service manager in each office are responsible for initiating client relationships, providing associates specifically skilled to perform client projects, ensuring client satisfaction throughout engagements and maintaining client relationships post-engagement. Throughout this process, the corporate management team is available to consult with the office director with respect to client services.

     Our offices are operated in a decentralized, entrepreneurial manner. Our office directors are given significant autonomy in the daily operations of their respective offices, and with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing, pricing and hiring. We believe that a substantial portion of the buying decisions made by our clients are made on a local or regional basis and that our offices most often compete with other professional services providers on a local or regional basis. Because our office directors are in the best position to understand the local and regional outsourced professional services market and because clients often prefer local providers, we believe that a decentralized operating environment maximizes operating performance and contributes to employee and client satisfaction.

     We believe that our ability to successfully deliver professional services to clients is dependent on our office directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our office directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the company and the performance of the manager's particular office. In addition, each member of our office management owns equity in our company. We also have a management mentor program whereby each new office director is trained by an experienced office director, who is responsible for providing support to the new office director on an ongoing basis.

     From our corporate headquarters in Costa Mesa, California, we provide our offices with centralized administrative, marketing, finance and legal support. Our financial reporting is centralized in our corporate service center. This center also handles billing, accounts payable and accounts receivable, and administers human resources including employee compensation and benefits. In addition, we have a corporate networked information technology platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client development.

Business Development

     Our business development initiatives are composed of:

     . local sales initiatives focused on existing clients and target companies;

     .    brand marketing activities; and

     .    national and local direct mail programs.

     Our business development efforts are driven by the networking and sales efforts of our management. The office director and client service manager in each of our offices develop a list of targeted potential clients and key existing clients. They are responsible for initiating and fostering relationships with the senior management of these companies. These local efforts are supplemented with national marketing assistance. We have a national business development director who, with our top executives, assists with major client opportunities. We believe that these efforts have been effective in generating incremental revenues from existing clients and developing new client relationships.

     Our brand marketing initiatives help develop Resources Connection's image in the markets we serve. Our brand is reinforced by our professionally designed website, brochures and pamphlets, direct mail and advertising materials. We believe that our branding initiatives coupled with our high-quality client service differentiate us from our competitors and establish Resources Connection as a credible and reputable professional services firm.

     Our national marketing group develops our direct mail campaigns to focus on our targeted client and associate populations. These campaigns are intended to support our branding, sales and marketing, and associate hiring initiatives.

Competition

     We operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

     .    consulting firms;

     .    loaned employees of the Big Five accounting firms;

     .    traditional and Internet-based staffing firms; and

     .    the in-house resources of our clients.

     We compete for clients on the basis of the quality of professionals, the timely availability of professionals with requisite skills, the scope and price of services, and the geographic reach of services. We believe that our attractive value proposition, consisting of our highly qualified associates, relationship-oriented approach and professional culture, enables us to differentiate ourselves from our competitors. Although we believe we compete favorably with our competitors, many of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than our company.

Employees

     As of May 31, 2001, we had a total of 1,573 employees, including 290 corporate and office-level employees and 1,283 professional services associates. None of our employees is covered by a collective bargaining agreement.

Item 2.  Properties

     We maintain a total of 41 domestic offices, which are respectively located in the following metropolitan areas:

Phoenix, Arizona                   Boise, Idaho                          Cincinnati, Ohio
Costa Mesa, California             Chicago, Illinois (2 locations)       Cleveland, Ohio
Los Angeles, California            Indianapolis, Indiana                 Portland, Oregon
Santa Clara, California            Boston, Massachusetts                 Philadelphia, Pennsylvania
San Diego, California              Baltimore, Maryland                   Pittsburgh, Pennsylvania
San Francisco, California          Detroit, Michigan                     Austin, Texas
Denver, Colorado                   Minneapolis, Minnesota                Dallas, Texas
Hartford, Connecticut              St. Louis, Missouri                   Fort Worth, Texas
Stamford, Connecticut              Las Vegas, Nevada                     Houston, Texas (2 locations)
Orlando, Florida                   Parsippany, New Jersey                San Antonio, Texas
Tampa, Florida                     Princeton, New Jersey                 Seattle, Washington
Atlanta, Georgia                   New York, New York                    Milwaukee, Wisconsin
Honolulu, Hawaii                   Charlotte, North Carolina             Washington, D.C.

     Our corporate offices are located in the Costa Mesa, California office in a 16,366 square foot facility under a lease expiring in June 2007. We maintain four international offices: Toronto, Canada; London, England; Taipei, Taiwan; and Hong Kong, People's Republic of China.


Item 3.  Legal Proceedings

     We are not currently subject to any material legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our common stock has traded on The Nasdaq National Market under the symbol "RECN" since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of May 31, 2001 was 202.

     The following table sets forth the range of high and low sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

                                                                                              Price Range of Common Stock
                                                                                           ----------------------------------
                                                                                                  High               Low
                                                                                           ---------------  -----------------
     Fiscal 2001:

     Third Quarter (December 15, 2000 through February 24, 2001)                              $25.375           $13.437
     Fourth Quarter                                                                           $33.800           $16.625

     Fiscal 2002:

     First Quarter (through July 16, 2001)                                                    $34.250           $22.875

Dividend Policy

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital or the stock of our subsidiaries. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Item 6.  Selected Financial Data

     You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 26 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 13. The statement of income data for the year ended May 31, 1997, and the balance sheet data at May 31, 1997 were derived from the unaudited financial statements of Resources Connection LLC and are not included in this Report on Form 10-K. The statements of income data for the year ended May 31, 1998, and the period from June 1, 1998 to March 31, 1999, and the balance sheet data at May 31, 1998 were derived from the financial statements of Resources Connection LLC that have been audited by PricewaterhouseCoopers LLP, independent accountants, and, with respect to the statement of income data for the period from June 1, 1998 to March 31, 1999, is included elsewhere in this Report on Form 10-K. The consolidated statements of income data for the period from November 16, 1998 to May 31, 1999, and the years ended May 31, 2000 and 2001, and the consolidated balance sheet data at May 31, 1999, 2000 and 2001 were derived from our consolidated financial statements that have been audited by

PricewaterhouseCoopers LLP and, with respect to the consolidated statements of income data, and the consolidated balance sheet data at May 31, 2000 and 2001, are included elsewhere in this Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

                                                                             Resources Connection LLC
                                                               --------------------------------------------------
                                                                                                      Period from
                                                                 Year Ended         Year Ended     June 1, 1998 to
                                                                May 31, 1997       May 31, 1998    March 31, 1999
                                                               --------------      ------------    ---------------
                                                                (unaudited)
                                                               (dollar amounts in thousands, except per share data)
Consolidated Statements of Income Data:
Revenue.....................................................      $9,331            $29,508            $55,438
Direct cost of services.....................................       5,367             16,671             31,253
                                                                  ------            -------            -------
Gross profit................................................       3,964             12,837             24,185
Selling, general and administrative expenses................       3,086              9,035             17,071
Amortization of intangible assets...........................          --                 --                 --
Depreciation expense........................................           9                 79                118
                                                                  ------            -------            -------
Income from operations......................................         869              3,723              6,996
Interest income.............................................          --                 --                 --
Interest expense............................................          --                 --                 --
                                                                  ------            -------            -------
Income before provision for income taxes and extraordinary
 charge.....................................................         869              3,723              6,996

Provision for income taxes..................................          --                 --                 --
                                                                  ------            -------            -------
Income before extraordinary charge..........................         869              3,723              6,996
Extraordinary charge, net of tax effect of $381.............         --                 --                 --
                                                                  ------            -------            -------
Net income..................................................      $  869            $ 3,723            $ 6,996
                                                                  ======            =======            =======
Pro Forma Data(1):
Income before provision for income taxes....................      $  869            $ 3,723            $ 6,996
Pro forma provision for income taxes........................         348              1,489              2,798
                                                                  ------            -------            -------
Pro forma net income........................................      $  521            $ 2,234            $ 4,198
                                                                  ======            =======            =======

Net income per common share:
  Basic before extraordinary charge.........................
  Extraordinary charge......................................
  Basic.....................................................

  Diluted before extraordinary charge.......................
  Extraordinary charge......................................
  Diluted...................................................
Number of shares used in computing net income per share
 (in thousands):
  Basic.....................................................
  Diluted...................................................


Other Data:
Number of offices open at end of period.....................           9             18                 27
Total number of associates on assignment at end of period...         127            326                675

                                                                        Resources Connection, Inc.
                                                           ------------------------------------------------------
                                                              Period from
                                                           November 16, 1998       Year Ended         Year Ended
                                                            to May 31, 1999       May 31, 2000       May 31, 2001
                                                           ----------------      --------------      -------------
                                                             (dollar amounts in thousands, except per share data)
Consolidated Statements of Income Data:
Revenue.....................................................         $15,384          $126,332           $189,752
Direct cost of services.....................................           8,618            73,541            110,811
                                                                     -------          --------           --------
Gross profit................................................           6,766            52,791             78,941
Selling, general and administrative expenses................           4,274            34,648             49,964
Amortization of intangible assets...........................             371             2,231              2,273
Depreciation expense........................................              30               285                866
                                                                     -------          --------           --------
Income from operations......................................           2,091            15,627             25,838
Interest income.............................................              --                --               (633)
Interest expense............................................             734             4,717              2,676
                                                                     -------          --------           --------
Income before provision for income taxes and extraordinary
 charge.....................................................           1,357            10,910             23,795

Provision for income taxes..................................             565             4,364              9,518
                                                                     -------          --------           --------
Income before extraordinary charge..........................             792             6,546             14,277
Extraordinary charge, net of tax effect of $381.............              --                --                572
                                                                     -------          --------           --------
Net income..................................................         $   792          $  6,546           $ 13,705
                                                                     =======          ========           ========
Pro Forma Data(1):
Income before provision for income taxes....................
Pro forma provision for income taxes........................

Pro forma net income........................................

Net income per common share:
  Basic before extraordinary charge.........................         $  0.09          $   0.42           $   0.80
  Extraordinary charge......................................              --                --               0.03
                                                                     -------          --------           --------
  Basic.....................................................         $  0.09          $   0.42           $   0.77
                                                                     =======          ========           ========

  Diluted before extraordinary charge.......................         $  0.09          $   0.42           $   0.74
  Extraordinary charge......................................              --                --               0.03
                                                                     -------          --------           --------
  Diluted...................................................         $  0.09          $   0.42           $   0.71
                                                                     =======          ========           ========
Number of shares used in computing net income per share
 (in thousands):
  Basic.....................................................           8,691            15,630             17,864
                                                                     =======          ========           ========
  Diluted...................................................           8,691            15,714             19,421
                                                                     =======          ========           ========


Other Data:
Number of offices open at end of period.....................              28                35                 44
Total number of associates on assignment at end of period...             697             1,056              1,283

                                                                                 Resources                 Resources
                                                                              Connection LLC            Connection, Inc.
                                                                           --------------------    --------------------------
                                                                                     May 31,                 May 31,
                                                                                     -------                 -------
                                                                                 1997       1998       1999     2000      2001
                                                                               -------     ------    -------  -------   -------
                                                                              (unaudited)
  Consolidated Balance Sheet Data:
  Cash and cash equivalents.......................................                $   --   $3,168    $   876  $ 4,490  $ 34,503
  Working capital.................................................                 1,133    4,504      7,150    7,664    42,965
  Total assets....................................................                 1,409    7,976     58,954   70,106   105,345
  Long-term debt, including current portion.......................                    --       --     42,531   41,771        --
  Stockholders' equity............................................                 1,205    4,928     10,610   17,185    86,032

________________
  (1) Because Resources Connection LLC is a limited liability company, income taxes on any income realized by Resources Connection LLC are the obligation of its members and, accordingly, Resources Connection LLC records no provision for income taxes. The pro forma net income for Resources Connection LLC for periods through March 31, 1999 have been computed as if Resources Connection LLC had been fully subject to federal and state income taxes as a C corporation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Risk Factors" starting on page 21 and elsewhere in this Report on Form 10-K.

Overview

     Resources Connection is a professional services firm that provides experienced accounting and finance, human resources management and information technology professionals to clients on a project-by-project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses) and corporate reorganization and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, and information technology services, such as transitions of management information systems. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

     We began operations in June 1996 as a division of Deloitte & Touche and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed a management-led buyout in partnership with our investor Evercore Partners, Inc., four of its affiliates and six other investors. In connection with the buyout, we entered into a transition services agreement with Deloitte & Touche, whereby Deloitte & Touche agreed to provide certain services to us at negotiated rates during the period that we maintained our offices within their locations. We have completed the transition of all of our offices previously located in Deloitte & Touche space. The financial statements of Resources Connection LLC for the period from June 1, 1998 to March 31, 1999, and financial statements of Resources Connection, Inc. for all periods thereafter, include charges for services supplied by Deloitte & Touche.
Although these transition services were negotiated at arms length, the charges for these services may not necessarily be indicative of rates available from third parties. Our management has been unable to determine the availability and the cost of similar services had they been provided by third parties.

     Growth in revenue, to date, has generally been the result of establishing offices in major markets throughout the United States. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People's Republic of China. In fiscal 2001, we established nine additional domestic offices. In the first quarter of fiscal 2002, we have begun operations in London, England. Our new service lines were introduced in a limited number of our offices. As a result, we currently serve our clients through 41 offices in the United States and four offices abroad.

     We earn revenue primarily by charging our corporate clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires an associate onto its permanent payroll. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented less than 4% of our revenue in each of the following the periods: June 1, 1998 to March 31, 1999, April 1, 1999 to May 31, 1999 and fiscal 2000. In fiscal 2001, this type of revenue represented less than 3% of our revenue. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

     The costs to pay our professional associates and all related benefit and incentive costs, including provisions for paid time off and other employee benefits, are included in direct cost of services. We pay our associates on an hourly basis for all hours worked on client engagements and, therefore, direct cost of services tends to vary directly with the volume of revenue we earn. We expense the benefits we pay to our associates as they are earned. These benefits include paid vacation and holidays; a bonus incentive plan; referral bonus programs; group health, dental and life insurance programs; a matching 401(k) retirement plan; and professional development and career training. In addition, we pay the related costs of employment, including state and federal payroll taxes, workers' compensation insurance, unemployment insurance and associated costs. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We recognize direct cost of services when incurred.

     Selling, general and administrative expenses include the payroll and related costs of our national and local management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are paid a salary and earn bonuses based on operating results for our company as a whole and within each manager's geographic market.

Results of Operations

     The following tables set forth, for the periods indicated, our consolidated statements of income data. These historical results are not necessarily indicative of future results.

                                           Resources Connection LLC                   Resources Connection, Inc.
                                           --------------------------      -------------------------------------------------
                                                    Period from                Period from
                                                  June 1, 1998 to          November 16, 1998 to   Year Ended    Year Ended
                                                  March 31, 1999              May 31, 1999        May 31, 2000  May 31, 2001
                                                  ----------------        --------------------   -------------  ------------
                                                                                (amounts in thousands)

Revenue  .........................................     $55,438                 $15,384             $126,332       $189,752
Direct cost of services  .........................      31,253                   8,618               73,541        110,811
                                                       -------                 -------             --------       --------
Gross profit  ....................................      24,185                   6,766               52,791         78,941
Selling, general and administrative expenses  ....      17,071                   4,274               34,648         49,964
Amortization of intangible assets  ...............          --                     371                2,231          2,273
Depreciation expense  ............................         118                      30                  285            866
                                                       -------                 -------             --------       --------
Income from operations  ..........................       6,996                   2,091               15,627         25,838
Interest expense, net  ...........................          --                     734                4,717          2,043
                                                       -------                 -------             --------       --------
Income before provision for income taxes and
 extraordinary charge.............................       6,996                   1,357               10,910         23,795
Provision for income taxes(1)  ...................          --                     565                4,364          9,518
                                                       -------                 -------             --------       --------
Income before extraordinary charge................       6,996                     792                6,546         14,277
Extraordinary charge, net of tax effect of $381...          --                      --                   --            572
                                                       -------                 -------             --------       --------
  Net income(1)  .................................     $ 6,996                 $   792             $  6,546       $ 13,705
                                                       =======                 =======             ========       ========

     Our operating results for the periods indicated are expressed as a percentage of revenue below.

                                                  Resources Connection LLC             Resources Connection, Inc.
                                                  ------------------------     ---------------------------------------------
                                                     Period from                 Period from
                                                     June 1, 1998 to         November 16, 1998 to   Year Ended     Year Ended
                                                     March 31, 1999            May 31, 1999        May 31, 2000   May 31, 2001
                                                     --------------            ------------        -------------  ------------

Revenue  ............................................    100.0%                   100.0%           100.0%         100.0%
Direct cost of services  ............................     56.4                     56.0              58.2           58.4
                                                         -----                    -----             -----          -----
Gross profit  .......................................     43.6                     44.0              41.8           41.6
Selling, general and administrative expenses ........     30.8                     27.8              27.4           26.3
Amortization of intangible assets  ..................       --                      2.4               1.8            1.2
Depreciation expense  ...............................      0.2                      0.2               0.2            0.5
                                                         -----                    -----             -----          -----
Income from operations  .............................     12.6                     13.6              12.4           13.6
Interest expense, net   .............................       --                      4.8               3.7            1.1
                                                         -----                    -----             -----          -----
Income before provision for income
 taxes and extraordinary charge  ....................     12.6                      8.8               8.7           12.5
Provision for income taxes(1)  ......................       --                      3.7               3.5            5.0
                                                         -----                    -----             -----          -----
Income before extraordinary charge...................     12.6                      5.1               5.2            7.5
Extraordinary charge, net of tax effect of $381......       --                       --                --            0.3
                                                         -----                    -----             -----          -----
  Net income(1)  ....................................     12.6%                     5.1%              5.2%           7.2%
                                                         =====                    =====             =====          =====

_____________
(1) Because Resources Connection LLC is a limited liability company, income taxes on any income realized by Resources Connection LLC are the obligation of its members and, accordingly, Resources Connection LLC records no provision for income taxes.

Year Ended May 31, 2001 compared to Year Ended May 31, 2000

     Revenue. Revenue increased $63.4 million or 50.2% to $189.8 million for the year ended May 31, 2001 from $126.3 million for the year ended May 31, 2000. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the number of associates on assignment from 1,056 at the end of fiscal 2000 to 1,283 at the end of fiscal 2001 and a 12% increase in the average billing rate per hour. Despite the increase in rates, the increase in revenue is primarily attributable to the increase in the number of associates. Revenue also increased from the contribution of the nine new offices during fiscal 2001.

     Direct Cost of Services. Direct cost of services increased $37.3 million or 50.7% to $110.8 million for the year ended May 31, 2001 from $73.5 million for the year ended May 31, 2000. This increase was primarily the result of the growth in the number of associates on assignment during fiscal 2001 and a 1.0% increase in the average pay rate per hour between the two years. Direct cost of services increased slightly as a percentage of revenue from 58.2% for fiscal year 2000 to 58.4% for fiscal year 2001. This net increase reflects the impact of our enriched benefit programs for associates offset by the incremental increase in billing rate per hour compared to pay rate per hour.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.3 million or 44.2% to $50.0 million for the year ended May 31, 2001 from $34.6 million for the year ended May 31, 2000. This increase was attributable to the cost of operating and staffing the nine new offices opened during fiscal 2001 and the growth in operations at offices opened prior to fiscal 2001. Management and administrative headcount increased from 224 at the end of fiscal 2000 to 290 at the end of fiscal 2001. Selling, general and administrative expenses decreased as a percentage of revenue from 27.4% for the year ended May 31, 2000 to 26.3% for the year ended May 31, 2001. This percentage decrease resulted primarily from improved operating leverage experienced in offices that had been open more than one year.

     Amortization and Depreciation Expenses. Amortization of intangible assets was relatively unchanged at $2.3 million for the year ended May 31, 2001 compared to $2.2 million for the year ended May 31, 2000. In June 2001, the Financial Accounting Standards Board, or FASB, approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". The FASB is currently finalizing this statement with an expected issuance in July 2001. Under its proposed changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002. During the year ended May 31, 2001, goodwill amortization totaled $2.1 million.

     Depreciation expense increased from $285,000 for the year ended May 31, 2000 to $866,000 for the year ended May 31, 2001. This increase reflects the impact of the completed moves out of our former parent's office space into our own space resulting in additional investment in furniture and leasehold improvements, continuing growth in our number of offices and our investment in information technology.

     Interest Expense, Net. Net interest expense decreased from $4.7 million for the year ended May 31, 2000 to $2.0 million for the year ended May 31, 2001. This decrease is the result of the repayment of our term loan and subordinated notes on December 20, 2000 using the proceeds from our initial public offering of our common stock. After the repayment, we had no outstanding long-term debt balances. The remaining net proceeds from the offering of approximately $15.3 million, as well as cash generated from operations, have been invested in money market funds and commercial paper and are classified as cash equivalents due to the short maturities of these investments. Interest income was $633,000 for the year ended May 31, 2001.

     Income Taxes. The provision for income taxes increased from $4.4 million for the year ended May 31, 2000 to $9.5 million for the year ended May 31, 2001. The effective tax rate remained at 40% in both fiscal years. Our effective rate differs from the federal statutory rate primarily due to state taxes, net of federal benefit.

     Extraordinary Charge. The extraordinary charge of $572,000 (net of tax effect of $381,000) is the result of the write-off of the net remaining balance of unamortized debt issuance costs associated with our term loan and subordinated debt. The approximately $38.8 million of debt was repaid in full on December 20, 2000 using a portion of the proceeds of our initial public offering of our common stock.

Year Ended May 31, 2000 compared to the period from November 16, 1998 to May 31, 1999

     Revenue. Revenue increased $110.9 million or 720.1% to $126.3 million for the year ended May 31, 2000 from $15.4 million for the period from November 16, 1998 to May 31, 1999. The increase in total revenue was the result of the comparison of a full year of operations in fiscal 2000, compared to only two months of operations following the acquisition on April 1, 1999. Prior to April 1, 1999, Resources Connection, Inc. had no substantial operations.

     Direct Cost of Services. Direct cost of services increased $64.9 million or 754.7% to $73.5 million for the year ended May 31, 2000 from $8.6 million for the period from November 16, 1998 to May 31, 1999. The increase in direct cost of services was primarily the result of the comparison of a full year of operations compared to only two months of operations following the acquisition. Direct cost of services increased as a percentage of revenue from 56.0% for the period from November 16, 1998 to May 31, 1999 to 58.2% for the year ended May 31, 2000. During the year ended May 31, 2000, we enriched our benefit programs for associates and more associates qualified for benefits.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.3 million or 704.7% to $34.6 million for the year ended May 31, 2000 from $4.3 million for the period from November 16, 1998 to May 31, 1999. The increase in selling, general and administrative expenses was primarily the result of the comparison of a full year of operations compared to only two months of operations following the acquisition and partially the result of an increase in number of offices from 28 at May 31, 1999 to 35 at May 31, 2000. Selling, general and administrative expenses decreased as a percentage of revenue from 27.8% for the period from November 16, 1998 to May 31, 1999 to 27.4% for the year ended May 31, 2000 due to these expenses being spread over a larger revenue base.

     Amortization and Depreciation Expenses. Amortization of intangible assets increased from $371,000 for the period from November 16, 1998 to May 31, 1999 to $2.2 million for the year ended May 31, 2000. The increase was related to our acquisition of Resources Connection LLC. Results for the year ended May 31, 2000 reflect a full year of amortization expense compared with only two months subsequent to the acquisition in the period from November 16, 1998 to May 31, 1999.

     Depreciation expense increased from $30,000 for the period from November 16, 1998 to May 31, 1999 to $285,000 for the year ended May 31, 2000. The increase in depreciation expense was primarily the result of the comparison of a full year of operations compared to only two months of operations in the period from November 16, 1998 to May 31, 1999.

     Interest Expense. Interest expense increased from $734,000 for the period from November 16, 1998 to May 31, 1999 to $4.7 million for the year ended May 31, 2000, related primarily to debt incurred in connection with the acquisition of Resources Connection LLC. From May 31, 1999 to May 31, 2000, the term loan portion of the acquisition debt was reduced from $18.0 million to $16.5 million. The balance due on the subordinated notes increased from $22.4 million as of May 31, 1999 to $25.3 million as of May 31, 2000 as we deferred interest payments due on the subordinated debt. The outstanding balance due on the revolver as of May 31, 1999 of $2.1 million was repaid during the first quarter of fiscal 2000; the revolver has not been utilized since January 2000.

     Income Taxes. The provision for income taxes increased from $565,000 for the period from November 16, 1998 to May 31, 1999 to $4.4 million for the year ended May 31, 2000. The effective tax rate decreased from

41.6% for the period from November 16, 1998 to May 31, 1999 to 40.0% for the year ended May 31, 2000. Our effective rate differs from the federal statutory rate primarily due to state taxes, net of federal benefit.

Fiscal 2000 compared to Pro Forma Fiscal 1999 (Revenue and Direct Cost of Services)

     The following paragraphs compare the revenue and direct cost of services of Resources Connection, Inc. for fiscal 2000 to the pro forma revenue and direct cost of service for Resources Connection, Inc. for the period from November 1, 1998 to May 31, 1999 as if our acquisition of Resources Connection LLC had occurred on June 1, 1998.

     Pro Forma Revenue. Revenue increased $55.5 million, or 78.4%, to $126.3 million in fiscal 2000 from $70.8 million in pro forma fiscal 1999. The increase in total revenues was primarily due to the growth in the total billable hours resulting from the increase in the number of associates on assignment from 697 at the end of pro forma fiscal 1999 to 1,056 at the end of fiscal 2000 and an increase of 6.3% in the average billing rate per hour. Substantially all of the increase in revenues is attributable to the increase in the number of associates. During fiscal 2000, we opened seven new offices, introduced our human resources management service line to certain existing markets and expanded our recently introduced information technology service line in existing market places. Our new service line contributed $2.3 million to revenues during the year or 1.8% of our increase in revenue.

     Pro Forma Direct Cost of Services. Direct cost of services increased $33.7 million, or 84.5%, to $73.5 million in fiscal 2000 from $39.9 million in pro forma fiscal 1999. This increase was the result of the growth in the number of associates on assignment from 697 at the end of pro forma fiscal 1999 to 1,056 at the end of fiscal 2000 and an increase of 5.7% in the average pay rate per hour. Substantially all of the increase in direct cost of services is attributable to the increase in the number of associates. In addition, we enriched certain of our benefit programs for associates during fiscal 2000 and more of our associates qualified for benefits. Direct cost of services as a percentage of revenue in fiscal 2000 was 58.2% as compared to 56.4% in pro forma fiscal 1999, reflecting primarily the impact of these enriched benefit programs.

Quarterly Results

     The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2001. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this prospectus, and reflect and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this prospectus. The operating results are not necessarily indicative of the results to be expected in any future period.

                                                                              Resources Connection, Inc.
                                                  ---------------------------------------------------------------------------------
                                                                                     Quarter Ended
                                                  ---------------------------------------------------------------------------------

                                                   Aug. 31,  Nov. 30,  Feb. 29,  May 31,   Aug. 31,   Nov. 30,   Feb. 28,   May 31,
                                                     1999      1999      2000      2000      2000       2000       2001      2001
                                                    -------   -------   -------   -------   -------    -------    -------   -------
                                                                                    (in thousands)
Consolidated Statements of
 Income Data:
Revenue  .........................................  $25,533   $28,581   $33,384   $38,834   $39,155    $45,046    $49,830   $55,721
Direct cost of services  .........................   14,491    16,626    19,765    22,659    22,749     25,987     29,457    32,618
                                                    -------   -------   -------   -------   -------    -------    -------   -------

Gross profit  ....................................   11,042    11,955    13,619    16,175    16,406     19,059     20,373    23,103
Selling, general and administrative
 expenses  .......................................    6,813     8,050     9,365    10,420    10,720     12,493     12,680    14,071
Amortization of intangible
 assets  .........................................      511       577       572       571       578        565        565       565
Depreciation expense  ............................       51        49        31       154       192        216        227       231
                                                    -------   -------   -------   -------   -------    -------    -------   -------

Income from operations  ..........................    3,667     3,279     3,651     5,030     4,916      5,785      6,901     8,236
Interest income...................................       --        --        --        --       (19)       (44)      (251)     (319)
Interest expense  ................................    1,154     1,186     1,199     1,178     1,228      1,184        248        16
                                                    -------   -------   -------   -------   -------    -------    -------   -------

Income before provision for
 income taxes and extraordinary charge  ..........    2,513     2,093     2,452     3,852     3,707      4,645      6,904     8,539
Provision for income taxes  ......................    1,006       835       981     1,542     1,483      1,858      2,762     3,415
                                                    -------   -------   -------   -------   -------    -------    -------   -------
Income before extraordinary charge................    1,507     1,258     1,471     2,310     2,224      2,787      4,142     5,124
Extraordinary charge, net of tax effect of $381...       --        --        --        --        --         --        572        --
                                                    -------   -------   -------   -------   -------    -------    -------   -------


Net income  ......................................  $ 1,507   $ 1,258   $ 1,471   $ 2,310   $ 2,224    $ 2,787    $ 3,570   $ 5,124
                                                    =======   =======   =======   =======   =======    =======    =======   =======
Net income per common share (1):
 Basic............................................  $  0.10   $  0.08   $  0.09   $  0.15   $  0.14    $  0.18    $  0.18   $  0.25
                                                    =======   =======   =======   =======   =======    =======    =======   =======
 Diluted..........................................  $  0.10   $  0.08   $  0.09   $  0.15   $  0.13    $  0.16    $  0.17   $  0.23
                                                    =======   =======   =======   =======   =======    =======    =======   =======

-------------
(1) Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

     Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. We anticipate that revenues in the first quarter of fiscal 2002 will be no more than and will likely be less than in the quarter ended May 31, 2001. Factors that could affect our quarterly operating results include:

     .    our ability to attract new clients and retain current clients;

     .    the mix of client projects;

     . the announcement or introduction of new services by us or any of our competitors;

     . the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

     .    changes in the demand for our services by our clients;

     .    the entry of new competitors into any of our markets;

     . the number of holidays in a quarter, particularly the day of the week on which they occur;

     . changes in the pricing of our professional services or those of our competitors;

     . the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

     . the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock.

     Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

     Our primary source of liquidity is cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2001.

     In April 1999, in connection with the acquisition of Resources Connection LLC, we entered into a $28.0 million credit agreement with Bankers Trust Company, an affiliate of Deutsche Banc Alex. Brown Inc., U.S. Bank National Association and BankBoston, N.A., which provides for an $18.0 million term loan facility and a $10.0 million revolving credit facility. On December 20, 2000, we repaid the remaining balance on the term loan of $11.9 million using the proceeds from our initial public offering of common stock. The credit agreement expires on October 1, 2003. As of May 31, 2001, we had no outstanding borrowings under the revolving credit facility. Borrowings under the credit agreement are collateralized by all of our assets. Our interest rate options under our credit agreement are prime rate plus 0.5% to 1.5% and a Eurodollar-based rate plus 1.5% to 2.5%. Interest is payable on the revolving credit facility at various intervals no less frequent than quarterly.

     In April 1999, we issued $22.0 million of 12% subordinated promissory notes to certain investors. Interest accrued on the notes at 12% and was payable on a quarterly basis; however, we could elect and did elect to defer payment of the interest and to add the balance due to the outstanding principal balance. On December 20, 2000, we used approximately $26.9 million of the net proceeds from our initial public offering to retire the then outstanding balance on these subordinated promissory notes.

     Net cash provided by operating activities totaled $20.9 million in fiscal 2001, $10.5 million in fiscal 2000, and $3.0 million in fiscal 1999 on a pro forma combined basis (including $5.0 million in cash acquired in connection with our acquisition of Resources Connection LLC). Cash provided by operations resulted primarily from the net earnings of the company partially offset by growth in working capital.

     Net cash used in investing activities totaled $2.0 million in fiscal 2001, $3.3 million in fiscal 2000 and $51.1 million in fiscal 1999 on a pro forma combined basis. Other than in fiscal 1999, when we used cash to purchase Resources Connection LLC, cash used in investing activities was a result of purchases of property and equipment.

     Net cash provided by financing activities was $11.1 million in fiscal 2001 and $50.8 million in fiscal 1999 on a pro forma combined basis, while cash used in financing activities was $3.6 million in fiscal 2000. The net cash provided by financing activities in fiscal 2001 reflects the payment required under our term debt agreement following the completion of our initial public offering of common stock, and retirement of our subordinated promissory notes, offset by the remaining proceeds of the offering. Cash used in financing activities during fiscal 2000 resulted from the repayment of our term debt and the net decrease in borrowings under our revolving line of credit. Net cash generated from financing activities in fiscal 1999 resulted from the issuance of common stock, the issuance of subordinated promissory notes and proceeds from bank debt associated with the purchase of Resources Connection LLC and the resultant financing of the ongoing operations of our company thereafter.

     Our ongoing operations and anticipated growth will require us to continue making investments in capital equipment, primarily technology, hardware and software. In addition, we may consider making certain strategic acquisitions. We anticipate that our current cash, existing availability under our revolving line of credit and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. Our longer-term plans for expanding our business anticipate that these sources of liquidity will be sufficient for the foreseeable future. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101) entitled "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

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

     This interpretation was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

     In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and is currently finalizing this statement with an expected issuance in July 2001. Under its proposed changes, SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

     In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". The FASB is currently finalizing this statement with an expected issuance in July 2001. Under its proposed changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement during the first quarter of fiscal 2002. During the year ended May 31, 2001, goodwill amortization totaled $2.1 million.

                                 RISK FACTORS

     You should carefully consider the risks described below before making a decision to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may also adversely impact and impair our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Report on Form 10-K, including our financial statements and the related notes.

     This Report on Form 10-K contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties.
Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report on Form 10-K. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

     . obtain the type of challenging and high-quality projects that our associates seek;

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

     Our business may be significantly affected if there is an economic downturn. If the general level of economic activity slows, our clients may delay or cancel plans that involve professional services, particularly outsourced professional services. Consequently, the demand for our associates could decline, resulting in a loss of revenues. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

     We believe that establishing, maintaining and enhancing the Resources Connection brand name is essential to our business. We have filed an application for a United States service mark registration of our name and logo. We may be unable to secure this registration. We are aware of other companies using the name "Resources Connection" or some variation thereof.
There could be potential trade name or trademark infringement claims brought against us by the users of these similar names or trademarks, and those users may have trademark rights that are senior to ours. If an infringement suit were to be brought against us, the cost of defending such a suit could be substantial. If the suit were successful, we could be forced to cease using the service mark "Resources Connection". Even if an infringement claim is not brought against us, it is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

Our clients may be confused by the presence of competitors and other companies that have names similar to our name.

     We are aware of other companies using the name "Resources Connection" or some variation thereof. Some of these companies provide outsourced services, or are otherwise engaged in businesses that could be similar to ours. One company has a web address that is nearly identical to ours, "www.resourceconnection.com". The existence of these companies may confuse our clients, thereby impeding our ability to build our brand identity.

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

     Because we are in the business of placing our associates in the workplaces of other companies, we are subject to possible claims by our associates alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We may also be subject to similar claims from our clients based on activities by our associates. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain associates and clients.

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

     .    maintain margins in the face of pricing pressures; and

     .    manage costs.

     Even if we are able to continue our growth, the growth will result in new and increased responsibilities for our management as well as increased demands on our internal systems, procedures and controls, and our administrative, financial, marketing and other resources. Failure to adequately respond to these new responsibilities and demands may adversely affect our business, financial condition and results of operation.

An increase in our international activities will expose us to additional operational challenges that we might not otherwise face.

     As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States. If any of these risks or expenses occurs, there could be a material negative effect on our operating results. These risks and expenses include:

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

     We commenced operations in June 1996 as a division of Deloitte & Touche. From January 1997 through April 1999, we operated as a wholly owned subsidiary of Deloitte & Touche. In April 1999, we were sold by Deloitte & Touche. Therefore, our business as an independent company has a limited operating history. Consequently, the historical and pro forma information contained in this prospectus may not be indicative of our future financial condition and performance.

The terms of our transition services agreement between Resources Connection and Deloitte & Touche may not have been on terms indicative of those available from an independent party.

     As part of the management-led buyout in April 1999, we entered into a transition services agreement with Deloitte & Touche under which Deloitte & Touche agreed to provide certain services to us at negotiated rates until none of our offices remained in Deloitte & Touche office space, which occurred on August 31, 2000. The negotiated rates we agreed to pay to Deloitte & Touche under the transition services agreement may not be indicative of the rates that an independent third party would have charged us for providing the same services. Specifically, an independent third party may have charged us rates more or less favorable than those charged by Deloitte & Touche. If the terms of the transition services agreement, particularly the rates charged by Deloitte & Touche, were more favorable to us than those available from a third party, our general and administrative expenses will likely increase.

Our business could suffer if we lose the services of one or more key members of our management.

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

     In connection with the management buy-out, Deloitte & Touche agreed not to compete with us in a manner that replicates our business model for a period ending on the earlier of April 1, 2003 or the date that Deloitte & Touche enters into a significant business combination. The noncompete does not prohibit Deloitte & Touche from using their personnel in a loaned staff capacity or from allowing their personnel to work on a less than full time basis in accordance with the human resources policies of Deloitte & Touche. When the noncompete expires, we may be adversely affected if Deloitte & Touche chooses to compete in a manner previously prohibited by the noncompete.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

     Our results of operations could vary significantly from quarter to quarter. We anticipate that revenues in the first quarter of fiscal 2002 will be no more than and will likely be less than in the quarter ended May 31, 2001. Factors that could affect our quarterly operating results include:

     .    our ability to attract new clients and retain current clients;

     .    the mix of client projects;

     . the announcement or introduction of new services by us or any of our competitors;

     . the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

     .    changes in the demand for our services by our clients;

     .    the entry of new competitors into any of our markets;

     . the number of holidays in a quarter, particularly the day of the week on which they occur;

     . changes in the pricing of our professional services or those of our competitors;

     . the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

     . the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock.

     Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock could decline.

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

Our stock price has been volatile, and you may lose all or substantially all of your investment.

     The market price of our common stock has fluctuated widely in the past and is likely to continue to fluctuate in the future. Fluctuations in the market price of our common stock could occur in response to factors such as:

     .    loss of a significant client or group of clients;

     .    changes in market valuations of professional services companies;

     .    improvements in the outsourcing of professionals by our competitors;
          and

     . the introduction of new competitors in the market for outsourced professionals.

     In addition to these specific factors, companies listed on the Nasdaq Stock Market's National Market have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies listed on these markets. Our common stock is listed on The Nasdaq Stock Market's National Market and therefore has and will be subject to this volatility. The volatility of the market may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

Substantial sales of our common stock by our existing investors could cause our stock price to decline.

     We have 20,792,080 shares of common stock outstanding, assuming no exercise of options after June 30, 2001. Of this amount 8,075,990 shares are freely tradable as of June 30, 2001, without restriction in the public market unless purchased by "affiliates" of ours as that term is defined in Rule 144 under the Securities Act.

     If our existing stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Certain of our existing stockholders have the ability to exercise control over us, and they may make decisions with which you disagree.

     Under a stockholders agreement entered into prior to our initial public offering, certain entities affiliated with Evercore Partners, L.L.C., or the Evercore Partners, have agreed to vote their shares in favor of board nominees designated by some of our management stockholders -- Donald B. Murray, Stephen
J. Giusto, Karen M. Ferguson and Brent M. Longnecker -- and these management stockholders have agreed to vote their shares in favor of board nominees designated by the Evercore Partners. Collectively, the Evercore Partners and the management stockholders have designated five of our nine current directors. In addition, the Evercore Partners, together with our executive officers, directors and principal stockholders, collectively own approximately 40.8% of the outstanding shares of our common stock. As a result, Evercore Partners Inc. and/or these other stockholders will be able to control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This control of our board of directors also may delay, defer or even prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

It may be difficult for a third party to acquire our company, and this could depress our stock price.

     Delaware corporate law and our second restated certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of our company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

     . authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

     . divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

     . prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

     . require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

     . state that special meetings of our stockholders may be called only by the chairman of the board of directors, our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

     . establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

     . provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares and that our bylaws can be amended only by supermajority vote of the outstanding shares of our board of directors;

     . allow our directors, not our stockholders, to fill vacancies on our board of directors; and

     . provide that the authorized number of directors may be changed only by resolution of the board of directors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. At the end of fiscal 2001, we had approximately $34.5 million of cash and highly liquid short-term investments. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

     Foreign Currency Exchange Rate Risk. To date, our foreign operations have not been significant to our overall operations, and our exposure to foreign currency exchange rate risk has been low. However, as our strategy to continue expanding foreign operations progresses, we expect more of our revenues will be derived from foreign operations denominated in the currency of the applicable markets. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar. Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques when we deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Item 8. Financial Statements and Supplementary Data

                             FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
RESOURCES CONNECTION, INC.

Report of Independent Accountants........................................   27
Consolidated Balance Sheets as of May 31, 2000 and 2001..................   28
Consolidated Statements of Income for the period from inception, November
 16, 1998, through May 31, 1999 and for each of the two years in the
 period ended May 31, 2001...............................................   29
Consolidated Statements of Stockholders' Equity for the period from inception, November 16, 1998, through May 31, 1999 and for each of the
 two years in the period ended May 31, 2001..............................   30
Consolidated Statements of Cash Flows for the period from inception,
 November 16, 1998, through May 31, 1999 and for each of the two years in
 the period ended May 31, 2001...........................................   31
Notes to Consolidated Financial Statements...............................   32

RESOURCES CONNECTION LLC

Report of Independent Accountants........................................   45
Statement of Income for the period from June 1, 1998 through March 31,
 1999....................................................................   46
Statement of Cash Flows for the period from June 1, 1998 through March
 31, 1999................................................................   47
Notes to Financial Statements............................................   48

                                   SCHEDULES

RESOURCES CONNECTION, INC.

Report of Independent Accountants on Financial Statement Schedule........   71
Schedule II -- Valuation and Qualifying Accounts for the period from inception, November 16, 1998, through May 31, 1999 and for each of the
 two years in the period ended May 31, 2001..............................   72

RESOURCES CONNECTION LLC

Report of Independent Accountants on Financial Statement Schedule........   73
Schedule II -- Valuation and Qualifying Accounts for the period from
 June 1, 1998, through March 31, 1999....................................   74

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of Resources Connection, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc., formerly RC Transaction Corp., and its subsidiaries at May 31, 2000 and 2001, and the results of their operations and their cash flows for the period from inception, November 16, 1998 through May 31, 1999, and the years ended May 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Orange County, California
July 2, 2001

                           RESOURCES CONNECTION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             May 31,
                                                     -------------------------
                                                        2000          2001
                                                     -----------  ------------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents......................... $ 4,490,000  $ 34,503,000
  Trade accounts receivable, net of allowance for
   doubtful accounts of $1,586,000 and $2,450,000 as
   of May 31, 2000 and 2001, respectively...........  18,166,000    23,908,000
  Deferred income taxes.............................   1,300,000     2,349,000
  Prepaid expenses and other current assets.........     746,000       853,000
                                                     -----------  ------------
    Total current assets............................  24,702,000    61,613,000
  Intangible assets, net............................  41,583,000    38,445,000
  Property and equipment, net.......................   3,196,000     4,085,000
  Other assets......................................     625,000     1,202,000
                                                     -----------  ------------
    Total assets.................................... $70,106,000  $105,345,000
                                                     ===========  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses............. $ 2,519,000  $  2,479,000
  Accrued salaries and related obligations..........   7,450,000    15,046,000
  Other liabilities.................................     801,000     1,123,000
  Current portion of term loan......................   6,268,000
                                                     -----------  ------------
    Total current liabilities.......................  17,038,000    18,648,000
  Deferred income taxes.............................     380,000       665,000
  Term loan.........................................  10,232,000
  Subordinated notes payable........................  25,271,000
                                                     -----------  ------------
    Total liabilities...............................  52,921,000    19,313,000
                                                     -----------  ------------

  Commitments and contingencies (Note 13)

  Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000
    shares authorized;
    zero shares issued and outstanding..............
   Common stock, $0.01 par value, 35,000,000 shares
    authorized; 15,630,000 and 20,735,000 shares
    issued and outstanding as of May 31, 2000 and
    2001, respectively..............................     156,000       207,000
   Additional paid-in capital.......................  10,222,000    66,507,000
   Deferred stock compensation......................    (499,000)   (1,507,000)
   Accumulated other comprehensive loss.............     (32,000)      (53,000)
   Notes receivable from stockholders...............                  (164,000)
   Retained earnings................................   7,338,000    21,043,000
   Treasury stock, at cost, zero shares at May 31,
    2000 and 48,000 shares at May 31, 2001..........                    (1,000)
                                                     -----------  ------------
    Total stockholders' equity......................  17,185,000    86,032,000
                                                     -----------  ------------
    Total liabilities and stockholders' equity...... $70,106,000  $105,345,000
                                                     ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           RESOURCES CONNECTION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                     For The Period
                                     From Inception,
                                      November 16,      For The Year Ended
                                      1998, Through  -------------------------
                                         May 31,       May 31,      May 31,
                                          1999           2000         2001
                                     --------------- ------------ ------------
Revenue.............................   $15,384,000   $126,332,000 $189,752,000
Direct cost of services, primarily
 payroll and related taxes for
 professional services employees....     8,618,000     73,541,000  110,811,000
                                       -----------   ------------ ------------
  Gross profit......................     6,766,000     52,791,000   78,941,000
Selling, general and administrative
 expenses...........................     4,274,000     34,648,000   49,964,000
Amortization of intangible assets...       371,000      2,231,000    2,273,000
Depreciation expense................        30,000        285,000      866,000
                                       -----------   ------------ ------------
  Income from operations............     2,091,000     15,627,000   25,838,000
Interest income.....................                                  (633,000)
Interest expense....................       734,000      4,717,000    2,676,000
                                       -----------   ------------ ------------
  Income before provision for income
   taxes and extraordinary charge...     1,357,000     10,910,000   23,795,000
Provision for income taxes..........       565,000      4,364,000    9,518,000
                                       -----------   ------------ ------------
  Income before extraordinary
   charge...........................       792,000      6,546,000   14,277,000
Extraordinary charge, net of tax
 effect of $381,000.................                                   572,000
                                       -----------   ------------ ------------
  Net income........................   $   792,000   $  6,546,000 $ 13,705,000
                                       ===========   ============ ============
Net income per common share:
  Basic before extraordinary
   charge...........................   $      0.09   $       0.42 $       0.80
  Extraordinary charge..............                                      0.03
                                       -----------   ------------ ------------
  Basic.............................   $      0.09   $       0.42 $       0.77
                                       ===========   ============ ============
  Diluted before extraordinary
   charge...........................   $      0.09   $       0.42 $       0.74
  Extraordinary charge..............                                      0.03
                                       -----------   ------------ ------------
  Diluted...........................   $      0.09   $       0.42 $       0.71
                                       ===========   ============ ============
Weighted average common shares
 outstanding:
  Basic.............................     8,691,000     15,630,000   17,864,000
                                       ===========   ============ ============
  Diluted...........................     8,691,000     15,714,000   19,421,000
                                       ===========   ============ ============

   The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Notes      Accumulated
                      Common Stock     Additional     Deferred     Treasury Stock     Receivable      Other
                   -------------------   Paid-In       Stock      -----------------      from     Comprehensive  Retained
                     Shares    Amount    Capital    Compensation  Shares    Amount   Stockholders     Loss       Earnings
                   ---------- -------- -----------  ------------  -------  --------  ------------ ------------- -----------
Issuance of
common shares to
founders for
cash.............   5,630,000 $ 56,000 $       --   $       --        --   $    --    $     --      $    --     $       --
Issuance of
common shares for
cash.............   9,855,000   99,000   9,757,000
Issuance of Class
B common shares
for cash.........     145,000    1,000     143,000
Issuance costs of
common shares....                         (238,000)
Deferred stock
compensation.....                           37,000      (37,000)
Net income for
the period from
inception,
November 16,
1998, through May
31, 1999.........                                                                                                   792,000
                   ---------- -------- -----------  -----------   -------  --------   ---------     --------    -----------
Balances as of
May 31, 1999.....  15,630,000  156,000   9,699,000      (37,000)                                                    792,000
Deferred stock
compensation.....                          523,000     (523,000)
Amortization of
deferred stock
compensation.....                                        61,000
Comprehensive
income:
 Currency
 translation
 adjustment, net
 of tax .........                                                                                    (32,000)
 Net income for
 the year ended
 May 31, 2000 ...                                                                                                 6,546,000
Total
comprehensive
income...........
                   ---------- -------- -----------  -----------   -------  --------   ---------     --------    -----------
Balances as of
May 31, 2000.....  15,630,000  156,000  10,222,000     (499,000)                                     (32,000)     7,338,000
Initial public
offering of
common stock.....   5,000,000   50,000  55,750,000
Costs related to
stock offering...                       (1,690,000)
Exercise of stock
options..........     105,000    1,000     369,000
Repurchase of
treasury stock...                                                 123,000   (45,000)
Reissuance of
treasury stock...                          469,000                (75,000)   44,000    (164,000)
Deferred stock
compensation.....                        1,387,000   (1,387,000)
Amortization of
deferred stock
compensation.....                                       379,000
Comprehensive
income:
 Currency
 translation
 adjustment, net
 of tax..........                                                                                    (21,000)
 Net income for
 the year ended
 May 31, 2001....                                                                                                13,705,000
Total
comprehensive
income...........
                   ---------- -------- -----------  -----------   -------  --------   ---------     --------    -----------
Balances as of
May 31, 2001.....  20,735,000 $207,000 $66,507,000  $(1,507,000)   48,000  $ (1,000)  $(164,000)    $(53,000)   $21,043,000
                   ========== ======== ===========  ===========   =======  ========   =========     ========    ===========
                       Total
                   Stockholders'
                      Equity
                   -------------
Issuance of
common shares to
founders for
cash.............   $    56,000
Issuance of
common shares for
cash.............     9,856,000
Issuance of Class
B common shares
for cash.........       144,000
Issuance costs of
common shares....      (238,000)
Deferred stock
compensation.....
Net income for
the period from
inception,
November 16,
1998, through May
31, 1999.........       792,000
                   -------------
Balances as of
May 31, 1999.....    10,610,000
Deferred stock
compensation.....
Amortization of
deferred stock
compensation.....        61,000
Comprehensive
income:
 Currency
 translation
 adjustment, net
 of tax .........       (32,000)
 Net income for
 the year ended
 May 31, 2000 ...     6,546,000
                   -------------
Total
comprehensive
income...........     6,514,000
                   -------------
Balances as of
May 31, 2000.....    17,185,000
Initial public
offering of
common stock.....    55,800,000
Costs related to
stock offering...    (1,690,000)
Exercise of stock
options..........       370,000
Repurchase of
treasury stock...       (45,000)
Reissuance of
treasury stock...       349,000
Deferred stock
compensation.....
Amortization of
deferred stock
compensation.....       379,000
Comprehensive
income:
 Currency
 translation
 adjustment, net
 of tax..........       (21,000)
 Net income for
 the year ended
 May 31, 2001....    13,705,000
                   -------------
Total
comprehensive
income...........    13,684,000
                   -------------
Balances as of
May 31, 2001.....   $86,032,000
                   =============

  The accompanying notes are an integral part of these financial statements.

                           RESOURCES CONNECTION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For The Period
                                      From Inception,         For the
                                       November 16,      Year Ended May 31,
                                       1998, Through  -------------------------
                                       May 31, 1999      2000          2001
                                      --------------- -----------  ------------
Cash flows from operating activities
  Net income........................   $    792,000   $ 6,546,000  $ 13,705,000
  Adjustments to reconcile net
   income to net cash provided by
   operating activities, net of
   effects of acquisition of
   Resources Connection LLC in
   April, 1999:
    Depreciation and amortization...        401,000     2,516,000     3,139,000
    Amortization of debt issuance
     costs..........................         12,000       298,000       130,000
    Amortization of deferred stock
     compensation...................                       61,000       379,000
    Bad debt expense................        200,000     1,048,000     2,110,000
    Extraordinary charge............                                    953,000
    Changes in operating assets and
     liabilities:
      Trade accounts receivable.....     (1,217,000)   (7,302,000)   (7,852,000)
      Prepaid expenses and other
       current assets...............       (509,000)       75,000       144,000
      Other assets..................       (167,000)     (484,000)     (598,000)
      Accounts payable and accrued
       expenses.....................        768,000        35,000       (33,000)
      Accrued salaries and related
       obligations..................       (573,000)    4,722,000     7,596,000
      Other liabilities.............        312,000       219,000       322,000
      Accrued interest payable
       portion of notes payable.....        431,000     2,840,000     1,680,000
      Deferred income taxes.........        559,000       (68,000)     (764,000)
                                       ------------   -----------  ------------
        Net cash provided by
         operating activities.......      1,009,000    10,506,000    20,911,000
                                       ------------   -----------  ------------
Cash flows from investing activities
  Purchase of Resources Connection
   LLC, net of cash acquired and
   including transaction costs......    (50,867,000)     (271,000)     (225,000)
  Purchases of property and
   equipment........................        (21,000)   (3,021,000)   (1,755,000)
                                       ------------   -----------  ------------
        Net cash used in investing
         activities.................    (50,888,000)   (3,292,000)   (1,980,000)
                                       ------------   -----------  ------------
Cash flows from financing activities
  Proceeds from initial public
   offering of common stock.........                                 55,800,000
  Initial public offering costs.....                                 (1,690,000)
  Proceeds from exercise of stock
   options..........................                                    370,000
  Proceeds from reissuance of
   treasury stock...................                                     98,000
  Purchases of treasury stock.......                                    (45,000)
  Proceeds from issuance of
   subordinated notes payable.......     22,000,000
  Proceeds from term loan...........     18,000,000
  Payments on term loan.............                   (1,500,000)  (16,500,000)
  Payment on subordinated notes.....                                (26,951,000)
  Net borrowings (repayments) on
   revolving loan...................      2,100,000    (2,100,000)
  Costs of debt issuances...........     (1,163,000)
  Issuance of common stock..........     10,056,000
  Costs of equity issuances.........       (238,000)
                                       ------------   -----------  ------------
        Net cash provided by (used
         in) financing activities...     50,755,000    (3,600,000)   11,082,000
                                       ------------   -----------  ------------
  Net increase in cash..............        876,000     3,614,000    30,013,000
  Cash and cash equivalents at
   beginning of period..............            --        876,000     4,490,000
                                       ------------   -----------  ------------
  Cash and cash equivalents at end
   of period........................   $    876,000   $ 4,490,000  $ 34,503,000
                                       ============   ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           RESOURCES CONNECTION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

   Resources Connection, Inc., formerly RC Transaction Corp., was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiary, Resources Connection LLC ("LLC"), and foreign subsidiaries (collectively the "Company"). Prior to its acquisition of LLC on April 1, 1999 (see Note 3), Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, provides clients with experienced professionals who specialize in accounting, finance, tax, information technology and human resources on a project-by-project basis. The Company operates in the United States, Canada, Hong Kong and Taiwan. The Company is a Delaware corporation. LLC is a Delaware organized limited liability company.

   The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31. The period ended May 31, 1999 consists of 28 weeks, which includes 8 weeks of operations of LLC. The fiscal years ended May 31, 2000 and 2001 consist of 52 weeks.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Revenue Recognition

   Revenues are recognized and billed when services are rendered by the Company's professionals. Non-refundable conversion fees are recognized when one of the Company's professionals accepts an offer of permanent employment from a client. Conversion fees were less than 3% of revenue for the year ended May 31, 2001 and were less than 4% of revenue for the period ended May 31, 1999 and for the year ended May 31, 2000. All costs of compensating the Company's professionals are the responsibility of the Company and are included in direct cost of services.

 Foreign Currency Translation

   The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss within stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of income.

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

                           RESOURCES CONNECTION, INC.

   Potential common shares totaling 751,000 were not included in the diluted earnings per share amounts for the year ended May 31, 2000 as their effect would have been anti-dilutive. For the years ended May 31, 2000 and 2001, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 84,000 and 1,557,000, respectively.

 Cash and Cash Equivalents

   The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

 Property and Equipment

   Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.

   Assessments of whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

 Intangible Assets

   Goodwill represents the purchase price of LLC in excess of the fair market value of its net tangible assets at acquisition date, and is being amortized on a straight-line basis over 20 years. A noncompete agreement is stated at cost and amortized on a straight-line basis over the four-year life of the agreement. The costs related to the issuance of debt were capitalized and amortized to interest expense on a straight-line basis over the 4.5 year life of the related debt. Debt issuance costs of $12,000, $298,000 and $130,000 were amortized to interest expense for the period ended May 31, 1999 and the years ended May 31, 2000 and 2001, respectively.

   During the quarter ended February 28, 2001, the Company repaid the outstanding balance of its term loan and subordinated debt of approximately $38.8 million using a portion of the proceeds of the Company's initial public offering of its common stock; consequently, the remaining balance of unamortized debt issuance costs associated with the Company's term loan and subordinated debt were written off, resulting in an extraordinary charge of $572,000 (net of income tax effect of $381,000).

   The carrying value of intangible assets is periodically reviewed by management and impairment adjustments are recognized when the expected undiscounted future operating cash flows to be derived from such intangible assets are less than their carrying value. If such assets are considered to be impaired the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the expected discounted future operating cash flows arising from the asset. The Company believes that no impairment of intangible assets has occurred (see Recent Accounting Pronouncements for information on SFAS No. 142 "Goodwill and Other Intangibles" and its impact on goodwill amortization).

                           RESOURCES CONNECTION, INC.

 Interest Rate Swap

   During fiscal 1999, the Company entered into an interest rate swap to manage its term loan debt with the objective of minimizing the volatility of the Company's borrowing cost. At May 31, 2000, the Company fixed the interest rate on a notional amount of $12.6 million. Net payments or receipts under the agreement were recorded in interest expense on a current basis. As a result of the repayment of the term loan debt on December 20, 2000, the interest rate swap agreement was terminated. The Company recognized interest expense upon the termination of the agreement of approximately $218,000 during the year ended May 31, 2001.

 Stock-Based Compensation

   The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" for measurement and recognition of employee stock-based transactions. SFAS No. 123 defines a fair value based method of accounting for stock based compensation. Fair value of the stock based awards is determined considering factors such as the exercise price, the expected life of the award, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the award. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period.

   The Company continues to measure compensation cost under the intrinsic value method provided by Accounting Principles Board Opinion No. 25 ("APB 25") and to include the required pro forma disclosures. Under the intrinsic value method, compensation cost is measured at the grant date as the difference between the estimated market value of the underlying stock and the exercise price. Compensation cost is recognized ratably over the service period.

 Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

 Recent Accounting Pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101) entitled "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), entitled "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of APB 25. This interpretation clarifies:

  .  the definition of an employee for purposes of applying APB 25;

  . the criteria for determining whether a plan qualifies as a noncompensatory plan;

                           RESOURCES CONNECTION, INC.

  . the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

  . the accounting for an exchange of stock compensation awards in a business combination.

   This interpretation was effective July 1, 2000. Management believes that the adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

   In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and is currently finalizing this statement with an expected issuance in July 2001. Under its proposed changes, SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

   In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets". The FASB is currently finalizing this statement with an expected issuance in July 2001. Under its proposed changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement during the first quarter of fiscal 2002. During the year ended May 31, 2001, goodwill amortization totaled
$2.1 million.

 Reclassifications

   Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

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

3. Resources Connection LLC Acquisition

   On April 1, 1999, the Company completed the acquisition of all of the outstanding membership interests of LLC for approximately $55 million in cash, excluding cash acquired and transaction costs. The Company has accounted for this transaction under the purchase method of accounting. The purchase price exceeded the estimated fair value of LLC's net tangible assets by approximately $43.3 million, which was allocated to intangible assets, consisting of goodwill of $42.8 and a noncompete agreement of $500,000. The results of operations of LLC are included in the consolidated statements of income from the date of acquisition.

   In connection with this acquisition, the Company entered into a transition services agreement ("Agreement") with the seller whereby the seller agreed to provide certain services (as defined in the Agreement) to the Company at negotiated terms during the period the Company maintained offices within the seller's locations. The use of the services may not necessarily have been provided at terms available from third parties. Therefore, the accompanying financial statements of the Company may not necessarily be indicative of

                           RESOURCES CONNECTION, INC.

the financial position and results that would have occurred if the Company had undertaken such transactions with third parties. The Company's management was unable to determine the availability and the cost of similar services had they been provided by third parties. Total expenses under the Agreement were approximately $300,000, $1.3 million and $64,000 for the period from November 16, 1998 to May 31, 1999 and the years ended May 31, 2000 and 2001, respectively. At May 31, 1999 and 2000, the Company maintained 25 and
5 offices, respectively, within the seller's locations. The Company completed all relocations by August 31, 2000.

4. Property and Equipment

   Property and equipment consist of the following at May 31:

                                                           2000         2001
                                                        -----------  ----------
   Computers and equipment............................. $ 2,440,000  $3,458,000
   Furniture...........................................     548,000   1,142,000
   Leasehold improvements..............................     523,000     666,000
                                                        -----------  ----------
                                                          3,511,000   5,266,000
   Less accumulated depreciation and amortization......    (315,000) (1,181,000)
                                                        -----------  ----------
                                                        $ 3,196,000  $4,085,000
                                                        ===========  ==========

5. Intangible Assets

   Intangible assets consist of the following at May 31:

                                                          2000         2001
                                                      ------------  -----------
   Noncompete agreement.............................. $    500,000  $   500,000
   Goodwill..........................................   42,832,000   42,832,000
   Debt issuance costs...............................    1,163,000
                                                      ------------  -----------
                                                        44,495,000   43,332,000
   Less accumulated amortization.....................   (2,912,000)  (4,887,000)
                                                      ------------  -----------
                                                      $ 41,583,000  $38,445,000
                                                      ============  ===========

                           RESOURCES CONNECTION, INC.

6. Income Taxes

   The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations:

                                     For The Period
                                    From Inception,
                                   November 16, 1998, For The Year   For The
                                        Through          Ended      Year Ended
                                      May 31, 1999    May 31, 2000 May 31, 2001
                                   ------------------ ------------ ------------
   Current
     Federal......................     $    --         $3,570,000  $ 8,428,000
     State........................        6,000           862,000    1,854,000
                                       --------        ----------  -----------
                                          6,000         4,432,000   10,282,000
                                       --------        ----------  -----------
   Deferred
     Federal......................      439,000           (83,000)    (610,000)
     State........................      120,000            15,000     (154,000)
                                       --------        ----------  -----------
                                        559,000           (68,000)    (764,000)
                                       --------        ----------  -----------
                                       $565,000        $4,364,000  $ 9,518,000
                                       ========        ==========  ===========

   The components of the provision for deferred income taxes are as follows:

                                    For The Period
                                   From Inception,
                                  November 16, 1998, For The Year For The Year
                                       Through          Ended        Ended
                                     May 31, 1999    May 31, 2000 May 31, 2001
                                  ------------------ ------------ ------------
   Allowance for doubtful
    accounts.....................      $ 20,000       $(276,000)   $(376,000)
   Property and equipment........        (1,000)         67,000       58,000
   Goodwill and noncompete
    agreement....................        47,000         266,000      259,000
   Accrued liabilities...........       536,000           4,000     (673,000)
   State taxes...................       (43,000)       (129,000)     (32,000)
                                       --------       ---------    ---------
   Net deferred income tax
    provision....................      $559,000       $ (68,000)   $(764,000)
                                       ========       =========    =========

   The provision for income taxes from operations differs from the amount that would result from applying the federal statutory rate as follows:

                                    For The Period
                                   From Inception,
                                  November 16, 1998,   For The      For The
                                       Through        Year Ended   Year Ended
                                     May 31, 1999    May 31, 2000 May 31, 2001
                                  ------------------ ------------ ------------
   Statutory tax rate............        34.0%           34.0%        34.0%
   State taxes, net of federal
    benefit......................         6.1%            5.4%         5.5%
   Other, net....................         1.5%            0.6%         0.5%
                                         ----            ----         ----
   Effective tax rate............        41.6%           40.0%        40.0%
                                         ====            ====         ====

                           RESOURCES CONNECTION, INC.

   The components of the net deferred tax asset consist of the following as of May 31:

                                                            2000        2001
                                                         ----------  ----------
      Deferred tax assets:
        Allowance for doubtful accounts................. $  657,000  $1,033,000
        Accrued expenses................................    583,000   1,257,000
        State taxes.....................................     75,000     106,000
                                                         ----------  ----------
                                                          1,315,000   2,396,000
                                                         ----------  ----------
      Deferred tax liabilities:
        Property and equipment..........................    (83,000)   (141,000)
        Goodwill and noncompete agreement...............   (312,000)   (571,000)
                                                         ----------  ----------
                                                           (395,000)   (712,000)
                                                         ----------  ----------
      Net deferred tax asset............................ $  920,000  $1,684,000
                                                         ==========  ==========

   Current taxes payable were $282,000 and $328,000 at May 31, 2000 and 2001, respectively, and is included as a component of other liabilities.

7. Accrued Salaries and Related Obligations

   Accrued salaries and related obligations consist of the following as of May
31:

                                                          2000       2001
                                                       ---------- -----------
      Accrued salaries, bonuses and related
       obligations.................................... $5,838,000 $12,507,000
      Accrued vacation................................  1,612,000   2,539,000
                                                       ---------- -----------
                                                       $7,450,000 $15,046,000
                                                       ========== ===========

8. Long-Term Obligations (Term Loan, Revolving Credit and Subordinated Notes Payable)

   In April 1999, in connection with the acquisition of LLC, the Company entered into a $28 million credit agreement with a group of banks which provided for an $18 million term loan facility and a $10 million revolving credit facility, including a standby letter of credit feature (the "Credit Agreement"). The Credit Agreement expires October 1, 2003. On December 20,
2000, the $11.9 million remaining balance on the term loan was repaid using a portion of the proceeds from the Company's initial offering of its common stock. Per the terms of the Credit Agreement, the term loan facility was terminated upon the repayment. There were no outstanding borrowings on the revolving credit facility at May 31, 2000 and 2001. Borrowings under the Credit Agreement are collateralized by all of the Company's assets.

   In November 2000, the Company and the group of participating banks amended the Credit Agreement to provide for a reduction in the interest rate charged on borrowings under the revolving credit facility. The amendment provides a range of interest rates from the bank's Prime rate plus 0.5% to 1.5% or a Eurodollar-based rate plus 1.5% to 2.5% dependent upon the Company's leverage ratio, as defined, at the date of borrowing. Since the effective date of the amendment, there have been no borrowings under the revolving credit facility. In addition, an annual facility fee of 0.05% is payable on the unutilized portion of the $10 million revolving credit facility.

   The Credit Agreement contains certain financial and other restrictive covenants. These covenants include, but are not limited to, a restriction on the amount of dividends that may be distributed to stockholders, and maintaining defined levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a debt leverage ratio and an interest coverage ratio. The Company was in compliance with these covenants as of May 31, 2000 and 2001.

                           RESOURCES CONNECTION, INC.

   To facilitate the acquisition of LLC in April 1999, the Company issued $22,000,000 in 12% subordinated promissory notes (the "Notes") to certain investors. The Notes and interest deferred under the terms of the Notes were repaid on December 20, 2000 using a portion of the proceeds from the Company's initial offering of its common stock.

9. Concentrations of Credit Risk

   The Company maintains cash and cash equivalent balances with a high credit quality financial institution. At times, such balances are in excess of federally insured limits.

   Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers.

10. Stockholders' Equity

   The Company has authorized for issuance 35,000,000 shares of common stock with a $0.01 par value. At May 31, 2000 and 2001, there were 15,630,000, and 20,735,000 shares outstanding of common stock, respectively, all of which are voting.

   The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The Board of Directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding at May 31, 2000 and 2001.

   The Company issued 5,630,000 shares of its common stock to founding stockholders at a price of $0.01 per share (see Note 14).

   In April 1999, the Company issued 10,000,000 units at a price of $3.20 per unit, each unit consisting of one share of common stock at $1.00 per unit and a subordinated promissory note of $2.20 per unit (see Note 8).

   On December 14, 2000, the SEC declared the Company's registration statement effective. On December 20, 2000, the Company received the proceeds from its initial public offering of 5,000,000 shares of the Company's common stock at $12 per share. The net proceeds of the offering (after underwriting discounts, commissions and other transaction related expenses) were $54.1 million. Selling stockholders sold 2,475,000 shares of the Company's common stock (including the exercise of the underwriter's overallotment of 975,000 shares), but the Company did not receive any of the proceeds from the sale of those shares.

   During fiscal 2001, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 123,000 shares of its common stock from former employees. The Company subsequently resold 75,000 shares of common stock for an aggregate purchase price of approximately $513,000 to certain employees and consultants of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% with annual aggregate principal payments of approximately $55,000 through June 30, 2003.

                           RESOURCES CONNECTION, INC.

11. Benefit Plan

   The Company established a defined contribution 401(k) plan ("the plan") on April 1, 1999, which covers all employees who have completed three months of service and are age 21 or older. Participants may contribute up to 15% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees' annual salaries. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the period from inception, November 16, 1998, through May 31, 1999 and the years ended May 31, 2000 and 2001, the Company contributed approximately $101,000, $427,000 and $805,000 respectively, to the plan.

12. Supplemental Disclosure Of Cash Flow Information

   For the period and years ended May 31:

                                                 1999       2000        2001
                                                -------  ----------  -----------
   Interest paid..............................  $    --  $1,824,000  $ 5,825,000
   Income taxes paid..........................  $    --  $4,156,000  $ 9,853,000
   Noncash investing and financing activities:
     Deferred stock compensation..............  $37,000  $  523,000  $ 1,387,000
     Reissuance of treasury shares for notes
      outstanding.............................  $    --  $       --  $   164,000

   Acquisition of LLC, net of $5,033,000 cash acquired and including transaction costs:

                                                                        1999
                                                                     -----------
   Fair values of noncash tangible assets acquired...............    $12,534,000
   Liabilities assumed and incurred..............................     (4,746,000)
   Goodwill......................................................     42,579,000
   Noncompete agreement..........................................        500,000
                                                                     -----------
   Cash paid.....................................................    $50,867,000
                                                                     ===========

   During the year ended May 31, 2001, the Company paid $225,000 of additional consideration relating to the acquisition of LLC which was allocated to the purchase price and was included in accrued liabilities at May 31, 2000.

   During the year ended May 31, 2000, the Company paid $271,000 in transaction costs related to the acquisition of LLC, of which $244,000 had been included in accrued liabilities at May 31, 1999.

                           RESOURCES CONNECTION, INC.

13. Commitments and Contingencies

 Lease Commitments

   At May 31, 2001, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2001, the Company had no capital leases. Future minimum rental commitments under operating leases are as follows:

   Years Ending May 31:
   --------------------
   2002............................................................. $ 4,424,000
   2003.............................................................   4,353,000
   2004.............................................................   4,339,000
   2005.............................................................   3,629,000
   2006.............................................................   2,239,000
   Thereafter.......................................................   4,816,000
                                                                     -----------
       Total........................................................ $23,800,000
                                                                     ===========

   Rent expense for the period ended May 31, 1999 and for the years ended May 31, 2000 and 2001 totaled $306,000, $2,368,000 and $3,444,000, respectively.

 Employment Agreements

   The Company has employment agreements with certain key members of management expiring between 2002 and 2004. These agreements provide the employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the agreement.

 Registration Rights

   The Company has entered into a stockholders agreement with certain affiliates and management stockholders whereby the affiliates and management stockholders each have three demand registration rights. The Company has the right to postpone a demand registration under certain circumstances. The Company has agreed to pay for two demand registrations of each of the affiliates and the management stockholders up to an aggregate $500,000 for each group.

14. Stock Based Compensation Plans

 1998 Restricted Stock Purchase Plan

   Under the terms of the Resources Connection, Inc. 1998 Restricted Stock Purchase Plan (the "Purchase Plan"), a total of 5,630,000 shares of common stock may be issued. The Purchase Plan gives the administrator authority to grant awards to management-based employees at a price of at least 85% of the fair market value of the stock (100% of the fair market value of the stock in the case of an individual possessing more than 10% of the total outstanding stock of the Company) on the date the related award was granted. An award under the Purchase Plan gives the participant the right to acquire a specified number of shares of common stock, at a specified price, for a limited period of time. Awards under the Purchase Plan are generally nontransferable. The stock purchased upon exercise of an award generally vests over five years. If the participant's employment terminates before the participant's stock is fully vested, the Company may repurchase the unvested stock for the price initially paid by the participant. The administrator may accelerate the vesting of stock acquired under the Purchase Plan in the event of a change in control.

   In November 1998, management formed Resources Connection, Inc. (formerly RC Transaction Corp.). In December 1998, 5,243,000 awards were granted and exercised pursuant to the Purchase Plan at a price of $0.01 per share. In January 1999 and February 1999, 297,000 and 90,000 awards, respectively, were granted and exercised pursuant to the Purchase Plan at a price of $0.01 per share. As of May 31, 2000, 1,880,000 of such shares of common stock were vested. As of May 31, 2001, of the 5,630,000 shares granted and exercised under the Purchase Plan: 3,104,000 shares were vested; 1,677,000 were unvested; 484,000 shares were sold; 317,000 were fully vested and controlled by terminated employees and 48,000 shares had been repurchased from terminated employees and were held as treasury shares. During the years ended May 31, 2000 and 2001, repurchased unvested shares of common stock were sold to eligible employees pursuant to the

                           RESOURCES CONNECTION, INC.

terms of the 1998 Restricted Stock Purchase Plan. The per share weighted average grant date fair values of the unvested awards granted during the period from inception, November 16, 1998 through May 31, 1999, and for the years ended May 31, 2000 and 2001 were $0.02, $2.44 and $4.00, respectively. The amount of unearned compensation recognized for stock re-sold under the Purchase Plan totaled $37,000, $376,000 and $514,000 during the period ended May 1999 and the years ended May 31, 2000 and 2001, respectively. Related compensation expense totaled zero, $54,000 and $160,000 for the period ended May 1999 and the years ended May 31, 2000 and 2001, respectively. The Company does not anticipate granting any additional awards under the Purchase Plan.

 Employee Stock Purchase Plan

   In October 2000, the Company's board of directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan ("ESPP"), which was approved by the Company's stockholders in October 2000. Under the terms of the ESPP, a total of 1,200,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lesser of 85% of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company had not issued any shares of common stock pursuant to this plan during the year ended May 31, 2001.

 1999 Long-Term Incentive Plan

   Under the terms of the Resources Connection, Inc. 1999 Long-Term Incentive Plan (the "Incentive Plan"), the Company is authorized to grant restricted stock awards, incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), stock appreciation rights and bonus awards to directors, officers, key employees, consultants and other agents. Under the terms of the Incentive Plan, the option price for the ISOs and NQSOs shall not be less than the fair market value of the shares of the Company's stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Management's estimate of the fair market value of the shares of the Company's common stock prior to December 15, 2000, was based upon a valuation of the Company obtained from an independent appraisal firm. The maximum number of shares of common stock available for grant is 5,040,000. Stock options granted under the Incentive Plan become exercisable generally over periods of one to five years and expire within a period of not more than ten years from the date of grant. There were no options exercisable at May 31, 1999 and 2000. There were 335,000 options exercisable at May 31, 2001 at a weighted-average exercise price of $3.66 per share.

   A summary of the option activity under the Incentive Plan is as follows:

                                                    Number of  Weighted Weighted
                                                     Shares    Average  Average
                                                      Under    Exercise   Fair
                                                     Option     Price    Value
                                                    ---------  -------- --------
   Options outstanding at May 31, 1999.............       --    $  --    $  --
     Granted, above fair market value.............. 1,498,500   $ 4.01   $ 3.11
     Granted, below fair market value..............   330,000   $ 3.00   $ 3.44
                                                    ---------
   Options outstanding at May 31, 2000............. 1,828,500   $ 3.82
     Granted, above fair market value..............   112,000   $ 5.00   $ 4.50
     Granted, at fair market value................. 1,356,600   $15.24   $15.24
     Granted, below fair market value..............   235,500   $ 4.87   $10.17
     Exercised.....................................  (104,605)  $ 3.54
     Cancelled.....................................  (375,500)  $ 5.15
                                                    ---------
   Options outstanding at May 31, 2001............. 3,052,495   $ 8.87
                                                    =========

                           RESOURCES CONNECTION, INC.

   The following table summarizes significant option groups outstanding as of May 31, 2001 and related weighted average price and life information:

                           Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------------- --------------------------------
                             Number                       Weighted Average     Number
   Range of Exercise       Outstanding   Weighted Average  Remaining Life    Exercisable   Weighted Average
    Price Per Share      at May 31, 2001  Exercise Price      (Years)      at May 31, 2001  Exercise Price
  -------------------    --------------- ---------------- ---------------- --------------- ----------------
$3.00 to $6.11..........    1,806,895         $ 4.08            8.65           335,020          $3.66
$12.00 to $17.63........    1,132,100         $15.16            9.53
$22.31 to $22.50........      113,500         $22.35            9.84
                            ---------                                          -------
                            3,052,495         $ 8.87            9.02           335,020          $3.66
                            =========                                          =======

   As of May 31, 2000 and 2001, the Company recorded deferred compensation related to options granted to employees of $147,000 and $873,000, respectively, representing the difference between the deemed fair market value of the common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant. Of this amount, $7,000 and $219,000 in amortization was recognized during the years ended May 31, 2000 and 2001, respectively. The Company amortizes deferred compensation over the related service period of the underlying options.

   The Company has adopted the disclosure-only provisions of SFAS No 123. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant date for awards and consistent with the provisions of SFAS No. 123, the Company's net income for the periods ended May 31, would have been adjusted to the pro forma amounts indicated below:

                                                  1999      2000       2001
                                                -------- ---------- -----------
   Net Income:
     As reported............................... $792,000 $6,546,000 $13,705,000
     Pro forma................................. $792,000 $6,272,000 $10,827,000
   Net Income Per Common Share--Diluted:
     As reported............................... $   0.09 $     0.42 $      0.71
     Pro forma................................. $   0.09 $     0.40 $      0.61

   For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                             1999        2000        2001
                                          ----------- ----------- -----------
   Weighted-average expected life
    (years)..............................      7           7           7
   Annual dividend per share.............    None        None        None
   Risk-free interest rate............... 6.47%-6.98% 6.47%-8.07% 4.98%-6.59%
   Expected volatility...................     75%         75%         75%

   Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of the pro forma effect on reported net income for future years.

15.Segment Information and Enterprise Reporting

   No single customer accounted for more than 3% of revenue during the year ended May 31, 2001 and no more than 4% for the period ended May 31, 1999 and for the year ended May 31, 2000.

                           RESOURCES CONNECTION, INC.

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one reportable segment as it provides experienced accounting and finance, human capital management and information technology professionals to clients on a project-by-project basis. Substantially all of the Company's assets are located within the United States. For the years ended May 31, 2000, the first year the Company commenced foreign operations, and May 31, 2001, revenue from the Company's foreign operations comprised less than 1% of the Company's consolidated revenue.

16.Related Party Transactions

   In April 1999, the Company issued $22,000,000 in 12% subordinated promissory notes to certain investors (see Note 8).

   On May 1, 1999, a member of management received a loan of $200,000 from the Company. The loan is interest free and matures on April 1, 2007. During the year ended May 31, 2000, $50,000 of this loan was forgiven. At May 31, 2000 and 2001, $150,000 of the receivable was outstanding.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members
 of Resources Connection LLC

   In our opinion, the accompanying statements of income and of cash flows of Resources Connection LLC present fairly, in all material respects, the results of its operations and its cash flows for the period from June 1, 1998 through March 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether these statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit of these statements provides a reasonable basis for the opinion expressed above.

   As discussed in Notes 1, 2, and 3 to these financial statements, the Company entered into significant related party transactions with its member, Deloitte & Touche LLP. The accompanying historical financial statements of the Company may not necessarily be indicative of the results that would have occurred if the Company had undertaken such transactions with an unrelated third party.

/s/ PricewaterhouseCoopers LLP

Costa Mesa, California
August 6, 1999

                            RESOURCES CONNECTION LLC

                              STATEMENT OF INCOME

               For The Period June 1, 1998 Through March 31, 1999

Net revenues....................................................... $55,438,000
Cost of revenues...................................................  31,253,000
                                                                    -----------
  Gross profit.....................................................  24,185,000
Selling, general and administrative expenses.......................  17,071,000
Depreciation and amortization expense..............................     118,000
                                                                    -----------
  Net income....................................................... $ 6,996,000
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                            RESOURCES CONNECTION LLC

                            STATEMENT OF CASH FLOWS

               For The Period June 1, 1998 Through March 31, 1999

Cash flows from operating activities:
  Net income..................................................... $  6,996,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................      118,000
    Bad debt expense.............................................      533,000
    Changes in operating assets and liabilities:
      Accounts receivable........................................   (6,737,000)
      Receivable from member.....................................  (10,500,000)
      Payable to member..........................................    8,541,000
      Prepaids and other assets..................................     (297,000)
      Accounts payable and accrued expenses......................      869,000
      Accrued salaries and related obligations...................    2,323,000
      Other liabilities..........................................      182,000
                                                                  ------------
        Net cash provided by operating activities................    2,028,000
                                                                  ------------
Cash flows from investing activities:
  Purchases of property and equipment............................     (163,000)
                                                                  ------------
        Net cash used in investing activities....................     (163,000)
                                                                  ------------
        Net increase in cash.....................................    1,865,000
Cash and cash equivalents at beginning of year...................    3,168,000
                                                                  ------------
Cash and cash equivalents at end of year......................... $  5,033,000
                                                                  ============


   The accompanying notes are an integral part of these financial statements.

                            RESOURCES CONNECTION LLC

                         NOTES TO FINANCIAL STATEMENTS

1. Description Of The Company And Its Business:

   Resources Connection LLC (the "Company") is a Delaware organized limited liability company and provides high-end professional services to a variety of industries and enterprises throughout the United States. The Company provides clients with experienced professionals in accounting, finance, tax and information technology on a project-by project-basis.

   The Company was formed in September 1996. The Company is 99% owned by Deloitte & Touche LLP ("D&T") and 1% owned by Deloitte & Touche Acquisition Company LLC (collectively referred to as the "Members"). The Members do not have any liability for the obligations or liabilities of the Company except to the extent provided for in the Delaware Limited Liability Company Act (the "Act"). The Company will dissolve upon the first to occur of, among others, the following: (a) the written consent of the Members; (b) the resignation, expulsion, bankruptcy or dissolution of a Member or the occurrence of any other event under the Act which terminates the continued membership of a Member in the Company, unless the remaining Member agrees in writing within 90 days to continue the business of the Company; or (c) December 31, 2095.

   In the normal course of business, the Company has been supplied with a variety of services by D&T as well as having supplied a variety of services to D&T that are substantial in amount. The accompanying financial statements have been prepared from the separate records maintained by the Company; however, the services supplied by and to D&T may not necessarily have been provided at terms available from unrelated entities. Therefore, the accompanying financial statements of the Company may not necessarily be indicative of the conditions that would have existed if the Company had operated as an independent entity.

   The following table summarizes the approximate amount of services and related allocated expenses charged to the Company for services provided by D&T. Charges for such services are included in selling, general and administrative expenses in the accompanying statement of income:

                                                                  For The Period
                                                                   June 1, 1998
                                                                     Through
                                                                  March 31, 1999
                                                                  --------------
   Occupancy....................................................    $  767,000
   Computer charges.............................................       155,000
   Telephone....................................................        34,000
   Administrative salaries......................................       250,000
   Other charges................................................       203,000
                                                                    ----------
     Total allocated charges....................................    $1,409,000
                                                                    ==========

   The financial statements include all necessary personnel costs and pro rata allocations of overhead from D&T on a basis which management believes represents a reasonable allocation of such costs.

   D&T processes and pays the Company's accounts payable, which obligation is offset by periodic sweeps of the Company's separately maintained bank account, resulting in a net receivable due from D&T and a net payable due to D&T. Interest is not charged for any such amounts due to or from D&T.

   Revenue includes fees charged for services provided directly to D&T of approximately $4.9 million for the approximate ten-month period ended March 31, 1999.

   The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday nearest the last day of May in each year. For convenience, all references herein to periods are to periods ended May 31. The period ended March 31, 1999 was 44 weeks long.

                            RESOURCES CONNECTION LLC

2. Summary Of Significant Accounting Policies:

 Revenue Recognition:

   Revenues are recognized when services are rendered by the Company's professional staff. Conversion fees are recognized in certain circumstances when one of the Company's professional staff accepts an offer of permanent employment from a client. Conversion fees were less than 4% of revenues for the period ended March 31, 1999. All costs of compensating the Company's professional staff are the responsibility of the Company and are included in direct cost of services.

 Depreciation And Amortization:

   Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.

 Taxes:

   As a limited liability company, income taxes on any income or losses realized by the Company are the obligation of its Members and, accordingly, no provision for income taxes has been recorded in the financial statements.

 Use Of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

3. Related Party Transactions:

 Lease Arrangements:

   Specific amendments to D&T lease agreements were negotiated for separate office space in two of the Company's locations. The Company reimburses D&T for the rent incurred under these amended lease agreements. D&T allocates rent to the Company for all other locations, which may not necessarily reflect terms available from unrelated parties. Total rent expense, including allocations as included in Note 1, was approximately $828,000 for the approximate ten-month period ended March 31, 1999.

 Retirement Plan:

   The Company participates in D&T's defined contribution 401(k) plan ("the plan"), which covers administrative employees who have completed one year of service and are age 21 or older. Participants may contribute up to 15% of their annual salary up to the maximum allowed by statute. As defined in the plan

                            RESOURCES CONNECTION LLC
agreement, the Company is obligated to match 10% of employee contributions to a maximum of 6% of individual employees' annual salaries; the Company may, at its discretion, match up to an additional 15% of employee contributions to a maximum of 6% of individual employees' annual salaries. For the approximate ten-month period ended March 31, 1999, the Company contributed approximately $98,000 to the plan.

 Other:

   The Company has entered into other significant related party transactions with its Member, D&T. See Note 1 for further detail.

4. Subsequent Events:

   On April 1, 1999, D&T sold the Company to management of the Company and a group of investors. All of the outstanding membership interests of the Company were sold for approximately $55 million in cash, excluding cash acquired and transaction costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

     The following table sets forth information about our executive officers and directors as of June 30, 2001:

          Name               Age                 Position
          ----               ---                 --------
Donald B. Murray..........    54    Chairman of the Board of Directors, Chief
                                    Executive Officer, President and Director
Stephen J. Giusto.........    38    Chief Financial Officer, Executive Vice
                                    President of Corporate Development,
                                    Secretary and Director
Karen M. Ferguson.........    37    Executive Vice President and Director
Brent M. Longnecker.......    45    Executive Vice President
John D. Bower.............    40    Vice President, Finance
Kate W. Duchene...........    37    Chief Legal Officer, Executive Vice
                                    President of Human Relations and Assistant
                                    Secretary
David G. Offensend........    48    Director
Gerald Rosenfeld..........    54    Director
Leonard Schutzman.........    54    Director
John C. Shaw..............    67    Director
C. Stephen Mansfield......    61    Director

     Donald B. Murray. Mr. Murray co-founded Resources Connection in June 1996 and served as our Managing Director from inception until April 1999. Mr. Murray has served as our Chairman, Chief Executive Officer and President since the management buyout in April 1999. Prior to founding Resources Connection, Mr. Murray was Partner-In-Charge of Accounting and Assurance Services for the Orange County, California office of Deloitte & Touche, a professional services firm, from 1988 to 1996. From 1984 to 1987, Mr. Murray was the Partner-In-Charge of the Woodland Hills office of Touche Ross & Co., a predecessor firm to Deloitte & Touche, a professional services firm, an office he founded in 1984. Mr. Murray was admitted to the Deloitte & Touche partnership in 1983. Mr. Murray also serves on the board of Ledgent, Inc.

     Stephen J. Giusto. Mr. Giusto co-founded Resources Connection in June 1996 and served as our National Director of Operations from inception until April 1999. Mr. Giusto has served as our Chief Financial Officer, Executive Vice President of Corporate Development and Secretary since April 1999. Mr. Giusto is also a director of Resources Connection, a position he has held since April 1999. Prior to founding Resources Connection, Mr. Giusto was in the Orange County real estate practice of Deloitte & Touche, a professional services firm, from 1992 to 1996. He also previously served for two years in the Deloitte & Touche national office in the Office of the Managing Partner. Mr. Giusto was admitted to the Deloitte & Touche partnership in 1996.

     Karen M. Ferguson. Ms. Ferguson co-founded Resources Connection in June 1996. From inception to August 1998, Ms. Ferguson served as Managing Director of our Northern California practice. She currently serves as the Managing Director of our New York area practice and as an Executive Vice President, positions she has held since August 1998 and April 1999, respectively. Ms. Ferguson is also a director of Resources Connection, a position she has held since April 1999. Prior to joining us, Ms. Ferguson was a director with Accounting Solutions, a regional Northern California contract staffing firm from 1994 to 1995. From 1985 to 1994 Ms. Ferguson was in the San Francisco office of Deloitte & Touche, a professional services firm, most recently as a Senior Manager.

     Brent M. Longnecker. Mr. Longnecker is as an Executive Vice President of Resources Connection, a position he has held since June 1999. From 1985 to 1999, Mr. Longnecker held various positions at KPMG and

Deloitte & Touche, both of which are professional services firms, most recently as Partner-In-Charge of the performance management and compensation consulting practices at Deloitte & Touche. Mr. Longnecker also serves on the faculty of Certified Professional Education, Inc. and as a director of the Strategy Factory, Inc. and SkyAuction.com, Inc.

     John D. Bower. Mr. Bower is our Vice President, Finance, a position he has held since April 1999. Mr. Bower served as our Director of Financial Reporting and Controller from January 1998 to April 1999. Mr. Bower served as Vice President, Finance of Mossimo, Inc., a clothing manufacturing company, from January 1997 to November 1997 and as Director, Finance for FHP International Corporation, a health maintenance organization, from June 1992 to January 1997. From 1982 through 1992, Mr. Bower worked in the Orange County, California office of Deloitte & Touche, a professional services firm, most recently as a Senior Manager.

     Kate W. Duchene. Ms. Duchene is our Chief Legal Officer, a position she has held since December 1999. Ms. Duchene is also our Assistant Secretary and Executive Vice President, Human Relations, positions she has held since August 2000. Prior to joining Resources Connection, Ms. Duchene practiced law with O'Melveny & Myers LLP, a law firm, in Los Angeles, California, specializing in labor and employment matters. Ms. Duchene was with O'Melveny & Myers LLP from October 1990 through December 1999, most recently as a Special Counsel.

     David G. Offensend. Mr. Offensend is a director of Resources Connection, a position he has held since April 1999. Mr. Offensend is the Vice Chairman of Evercore Partners and a managing member of the general partner of Evercore Capital Partners L.P. Prior to founding Evercore Partners in 1995, Mr. Offensend was Vice President of Keystone Inc., the investment organization of Robert M. Bass. Prior to joining Keystone in 1990, Mr. Offensend was a Managing Director of Lehman Brothers, an investment bank, where he was President and Chief Executive Officer of the Lehman Brothers Merchant Banking Partnerships. Mr. Offensend is also a director of Specialty Products & Insulation Co.

     Gerald Rosenfeld. Mr. Rosenfeld is a director of Resources Connection, a position he has held since April 1999. Mr. Rosenfeld is the Chief Executive Officer of Rothschild North America, an investment banking firm, a position he has held since January 2000. Previously, from November 1998 to January 2000, he was the Managing Member of G. Rosenfeld & Co. LLC, an investment banking and consulting firm. Prior to that time, Mr. Rosenfeld was Senior Managing Director of NationsBanc Montgomery Securities LLC, an investment banking firm, from April to November 1998, and a Managing Director and head of Investment Banking of Lazard Freres & Co. LLC, an investment banking firm, from 1992 to 1998. Mr. Rosenfeld is also a director of ContiGroup, Inc.

     Leonard Schutzman. Mr. Schutzman is a director of Resources Connection, a position he has held since April 1999. From April 1999 to November 1999, Mr. Schutzman was a member of Venture Marketing Group LLC, a venture marketing firm. From 1976 to 1993, he held several positions at Pepsi-Co., Inc., a company involved in the snack food, soft drink and juice businesses, most recently as Senior Vice President and Treasurer. Mr. Schutzman also serves on the board of directors of BML Pharmaceutical, Inc., SkyAuction.com, Inc. and TwinLab and currently serves as Chairman of the Board of INNX, Inc. He is a member of the board of advisors of Evercore Capital Partners LLP.

     John C. Shaw. Mr. Shaw is a director of Resources Connection, a position he has held since June 1999. Mr. Shaw currently also serves as a partner of The Shaw Group LLC, a general management and consulting company he founded in February 1997. From February 1997 to December 1999, Mr. Shaw served as the Dean of the Peter F. Drucker Graduate School of Management at Claremont Graduate University. In addition, from November 1994 to February 1997, Mr. Shaw served in the Office of the Chairman of Wellpoint Health Networks, Inc., a managed health care company.

     C. Stephen Mansfield. Mr. Mansfield is a director of Resources Connection, a position he has held since August 2000. Mr. Mansfield is a lecturer at California Polytechnic State University, San Luis Obispo, a position he has held since 1999. From 1983 to 1989, Mr. Mansfield was the Partner-In-Charge of the Orange County office of Deloitte, Haskins & Sells, a professional services firm which was a predecessor firm to Deloitte & Touche. Mr. Mansfield retired from Deloitte & Touche LLP in 1990, as a senior partner.

Board Composition

     In accordance with the terms of our second restated certificate of incorporation, the terms of office of our board of directors are divided into three classes:

     . Class I directors, whose term will expire at the annual meeting of stockholders to be held in 2001;

     . Class II directors, whose term will expire at the annual meeting of stockholders to be held in 2002; and

     . Class III directors, whose term will expire at the annual meeting of stockholders to be held in 2003.

     Our Class I directors are Ms. Ferguson, Mr. Mansfield and Mr. Schutzman, our Class II directors are Mr. Giusto and Mr. Shaw, and our Class III directors are Mr. Murray, Mr. Offensend and Mr. Rosenfeld. At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control or management of our company. Pursuant to a stockholders agreement between the company and certain entities affiliated with the Evercore Partners, Donald B. Murray, Stephen J. Giusto, Karen M. Ferguson and Brent M. Longnecker, the company has agreed to nominate, and the stockholders party to that agreement have agreed to vote their shares in favor of, board nominees designated by the Evercore Partners and the management stockholders.

Board Committees

     Our board of directors has established an audit committee. The audit committee consists of Mr. Mansfield, Mr. Rosenfeld and Mr. Shaw. The audit committee, which is composed solely of independent directors, makes recommendations to our board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews and evaluates our audit and control functions.

     Our board of directors has established a compensation committee consisting of the following directors: Mr. Offensend, Mr. Rosenfeld and Mr. Shaw. The compensation committee oversees our equity compensation plans and makes decisions concerning salaries and incentive compensation for our employees and consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Forms 4 and 5 with the Securities and Exchange Commission. We are required to disclose any failure of these executive officers, directors and 10% stockholders to file these reports by the required deadlines. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no report on Form 5 was required for such persons, we believe that, for the reporting period from December 14, 2000 (the date of our initial public offering) to the end of our 2001 fiscal year, our executive officers and directors complied with all their reporting requirements under Section 16(a) for such fiscal year, except that (i) Mr. Murray failed to timely report on Form 4 his January 10, 2001 option grant for 40,000 shares, (ii) each of Mr. Bower, Ms. Duchene, Ms. Ferguson, Mr. Giusto and Mr. Longnecker failed to timely report on Form 4 their respective January 10, 2001 option grants for 20,000 shares, (iii) Mr. Bower failed to report on his initial Form 3, which was timely filed, 900 shares acquired by Mr. Bower in the initial public offering, and (iv) Ms. Ferguson failed to report on her initial Form 3, which was timely filed, 250 shares acquired by Ms. Ferguson in the initial public offering. On July 6, 2001, each of Messrs. Murray, Bower, Giusto and Longnecker and Ms. Duchene and Ms. Ferguson filed a report on Form 4 to report their January 10, 2001 option grants. On the same date, Mr. Bower and Ms. Ferguson filed a corrected Form 3 to report the shares they acquired in the initial public offering.

Item 11. Executive Compensation

Director Compensation

     As compensation for their services on our board of directors, our non-employee directors receive:

     .    $12,000 per year to be paid in cash or discounted stock options;

     . a one-time grant of 5,000 shares at the time a director joins the board;

     .    discretionary stock option grants; and

     . reimbursement for expenses they incur in attending board and committee meetings.

     Directors who serve on committees receive a flat fee of $300 per committee meeting attended as well.

Compensation Committee Interlocks and Insider Participation

     None of the members of the compensation committee of our board of directors is an officer or employee of our company. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee.

Executive Compensation

Summary of Compensation

     The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to us in all capacities during fiscal 2000 and fiscal 2001 by our Chief Executive Officer and the four other most highly compensated officers whose total salary and bonuses exceeded $100,000 in fiscal 2001. The individuals listed in the table below are collectively referred to as the named executive officers.

                           Summary Compensation Table

                                                                                                       Long-Term
                                                                                                     Compensation
                                                                   Annual Compensation                  Awards
                                                        -----------------------------------------  -----------------
                                                                                    All Other
                                                                                      Annual          Securities
                                                                                   Compensation       Underlying
          Name and Principal Position             Year   Salary($)    Bonus($)         ($)            Options(#)
          ---------------------------             ----  -----------  ----------  ----------------  -----------------
Donald B. Murray, Chief Executive Officer.......  2001   447,665(4)  300,518(1)            0             40,000
                                                  2000   425,000     212,500(2)            0                  0

Stephen J. Giusto, Chief Financial Officer......  2001   267,038(4)  136,404(1)            0             20,000
                                                  2000   250,000     125,000(2)            0                  0

Karen M. Ferguson, Executive Vice President.....  2001   259,023(4)  136,404(1)        1,118(5)          20,000
                                                  2000   200,000     130,000(3)            0                  0

Brent M. Longnecker, Executive Vice President...  2001   318,646(4)  156,600(1)            0             20,000
                                                  2000   300,000     150,000(2)       50,000(6)               0

Kate W. Duchene, Chief Legal Officer............  2001   174,423      79,335(1)            0             20,000
                                                  2000    86,538      27,800(2)            0             50,000

____________

(1)  Consists of bonuses earned in fiscal 2001 and paid in fiscal 2002.

(2)  Consists of bonuses earned in fiscal 2000 and paid in fiscal 2001.

(3) Consists of bonuses earned in fiscal 2000 and paid in part in fiscal 2000 and in part in fiscal 2001.

(4)  Includes an automobile allowance of $9,000.

(5) Consists of a matching contribution under the terms of Resources' defined contribution 401(k) plan.

(6) In May 1999, Mr. Longnecker received a loan in the amount of $200,000 from the company. On January 1, 2000, Resources Connection forgave $50,000 of the loan.

Stock Options and Long-Term Incentive Awards in Fiscal 2001


     The table below sets forth the options granted to named executive officers during fiscal 2001. No restricted stock awards were granted to named executive officers in fiscal 2001.

                                         Individual Grants
                   --------------------------------------------------------------   Potential Realizable
                                    % of Total                                     Value at Assumed Annual
                     Number of        Options                                        Rate of Stock Price
                     Securities       Granted        Exercise                      Appreciation for Option
                     Underlying    to Employees        Price                                Term
                      Options        in Fiscal       per Share    Expiration      -------------------------
                      Granted          2001          ($/Share)       Date            5% ($)       10% ($)
                      -------          ----          ---------       ----            ------       -------
Donald B. Murray      40,000           2.35%           17.63       1/10/11          443,600     1,124,000
Stephen J. Giusto     20,000           1.17%           17.63       1/10/11          221,800       562,000
Karen M. Ferguson     20,000           1.17%           17.63       1/10/11          221,800       562,000
Brent M. Longnecker   20,000           1.17%           17.63       1/10/11          221,800       562,000
Kate W. Duchene       20,000           1.17%           17.63       1/10/11          221,800       562,000

     Each option vests in equal annual installments over the four-year period commencing on the grant date and has a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of service with Resources Connection.

     The potential realizable values are based on an assumption that the stock price of our common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth of the shares of our common stock.

Exercise of Options and Year-End Values

     No stock options have been exercised by any named executive officer since our inception. The following table provides summary information regarding the number of shares of our common stock represented by outstanding stock options held by each of our named executive officers as of May 31, 2001.

                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTION VALUE

                                                                 Number of Securities                Value of Unexercised
                                                                Underlying Unexercised              In-the-Money Options at
                                                                Options at May 31, 2001                  May 31, 2001
                            Shares Acquired       Value      ----------------------------     ---------------------------------
                             on Exercise        Realized     Exercisable    Unexercisable     Exercisable($)   Unexercisable($)
                            ---------------     --------     -----------    -------------     --------------   ----------------
Donald B. Murray..........               -            -               -         40,000                   -            626,800
Stephen J. Giusto.........               -            -               -         20,000                   -            313,400
Karen M. Ferguson.........               -            -               -         20,000                   -            313,400
Brent M. Longnecker.......               -            -               -         20,000                   -            313,400
Kate W. Duchene...........               -            -          12,500         57,500             378,750          1,449,650

     Dollar values in the table shown above are calculated by taking the fair market value of our common stock on May 25, 2001 (the last trading day prior to our fiscal year end), subtracting the per share exercise price of the options, and multiplying the result by the number of shares.

Employee Benefit Plans

1998 Employee Stock Purchase Plan

     In December 1998, we adopted the Resources Connection, Inc. 1998 Employee Stock Purchase Plan, or the 1998 Employee Stock Purchase Plan, to provide an additional means to attract, motivate, reward and retain officers and management-level employees. The plan gives the administrator the authority to grant awards to select participants. We do not, however, anticipate granting any additional awards under the 1998 Employee Stock Purchase Plan. The following summary is qualified by reference to the complete plan, which was filed as an exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 1, 2000.

     Share Limits. A total of 5,630,000 shares of our common stock may be issued under the plan (not including shares that are repurchased by us which upon repurchase become again available for issuance). This share limit and the number of shares subject to each award under the plan is subject to adjustment for certain changes in our capital structure, reorganizations and other extraordinary events.

     Awards. An award under the plan gives the participant the right to acquire a specified number of shares of our common stock, at a specified price, for a limited period of time. Officers and management-level employees of Resources Connection, Inc. may be selected to receive awards under the plan. The purchase price for each share of stock acquired under the plan must be at least 85% (100% in the case of an owner of 10% or more of the voting stock of Resources Connection, Inc.) of the fair market value of the stock on the date the related award was granted. Awards under the plan generally are nontransferable. The stock purchased on exercise of an award generally will be subject to a vesting schedule--20% of the shares of stock purchased on exercise of the award generally will vest each year following the exercise of the award and the shares will fully vest on the fifth anniversary of the participant's hire date with Resources Connection. If the participant's employment terminates before his or her stock is fully vested, we generally may repurchase the unvested stock for the price that participant paid to acquire the stock. The administrator may accelerate the vesting of stock acquired under the plan in the event of a change in control.

     Administration. A committee of one or more directors appointed by the board will administer the plan. The administrator of the plan has broad authority to approve awards and determine the specific terms and conditions of awards, and construe and interpret the plan. Our board of directors may amend, suspend or discontinue the plan at any time. Plan amendments will generally not be submitted to stockholders for their approval unless applicable law requires such approval.

     Certain Specific Awards. As of June 30, 2001, 5,630,000 shares had been acquired under the plan, of which 3,156,693 had become vested, 1,574,350 were not yet vested, 483,557 had been sold and 367,720 were fully vested and held by terminated employees and 47,680 shares had been repurchased from terminated employees and were held as treasury shares. No shares were subject to outstanding but unexercised awards, and no shares remained available for award purposes under the plan.

1999 Long-Term Incentive Plan

     In June 1999, our board of directors adopted the 1999 Long-Term Incentive Plan to provide an additional means to attract, motivate, reward and retain key personnel. Our stockholders approved the plan on June 17, 1999. The plan gives our board of directors, or a committee appointed by our board of directors, the authority to determine who may participate in the plan and to grant different types of stock incentive awards. Employees, officers, directors, and consultants of Resources Connection or one of our subsidiaries may be selected to receive awards under the plan. The following summary is qualified by reference to the complete plan, which was filed as an exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 1, 2000.

     Share Limits. We initially reserved a total of 2,340,000 shares of our common stock for issuance under the plan. In August 2000, we increased this number to 5,040,000 shares. The aggregate number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 200,000 shares.

     Awards. Awards under the plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, or SARs, limited stock appreciation rights or SARs limited to specific events, such as in a change in control or other special circumstances, restricted stock, performance share awards, or stock bonuses. Awards under the plan generally will be nontransferable.

     Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of fair market value of the common stock for any 10% owners of our common stock, on the date of grant. These and other awards may also be issued solely or in part for services.

     Administration. Our board of directors, or a committee of directors appointed by the board, has the authority to administer the plan. The administrator of the plan has broad authority to:

     .    designate recipients of awards;

     . determine or modify, subject to any required consent, the terms and provisions of awards, including the price, vesting provisions, terms of exercise and expiration dates;

     .    approve the form of award agreements;

     . determine specific objectives and performance criteria with respect to performance awards;

     .    construe and interpret the plan; and

     . reprice, accelerate and extend the exercisability or term, and establish the events of termination or reversion of outstanding awards.

     Change in Control. Upon a change in control event, the compensation committee may provide that each option and stock appreciation right will become immediately vested and exercisable, each award of restricted stock will immediately vest free of restrictions, and each performance share award will become payable to the holder of the award. Generally speaking, a change in control event will be triggered under the plan:

     .    upon stockholder approval of our dissolution or liquidation;

     . upon stockholder approval of the sale of all or substantially all of our assets to an entity that is not an affiliate;

     . upon stockholder approval of a merger, consolidation, reorganization, or sale of all or substantially all of our assets in which any person becomes the beneficial owner of 50% or more of our outstanding common stock.

     Plan Amendment, Termination and Term. Our board of directors may amend, suspend or discontinue the plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant. Plan amendments will be submitted to stockholders for their approval as required by applicable law.

     The plan will terminate on June 16, 2009; however, the committee will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances.

     Payment for Shares. The exercise price of options or other awards may generally be paid in cash or, subject to certain restrictions, shares of our common stock. Subject to any applicable limits, we may finance or offset shares to cover any minimum withholding taxes due in connection with an award.

     Federal Tax Consequences. The current federal income tax consequences of awards authorized under the plan follow certain basic patterns. Generally, awards under the plan that are includable in the income of the recipient at the time of exercise, vesting or payment (such as nonqualified stock options, stock appreciation rights, restricted stock and performance awards), are deductible by Resources Connection, and awards that are not required to be included in the income of the recipient (such as incentive stock options) are not deductible by Resources Connection.

     Generally speaking, Section 162(m) of the Internal Revenue Code provides that a public company may not deduct compensation (except for certain compensation that is commission or performance-based) paid to its chief executive officer or to any of its four other highest compensated officers to the extent that the compensation paid to such person exceeds $1,000,000 in a tax year. The regulations exclude from these limits compensation that is paid pursuant to a plan in effect prior to the time that a company is publicly held. We expect that compensation paid under the plan will not be subject to Section 162(m) in reliance on this transition rule, as long as such compensation is paid (or stock options, stock appreciation rights, and/or restricted stock awards are granted) before the earlier of a material amendment to the plan or the annual stockholders meeting in the year 2004.

     In addition, we may not be able to deduct certain compensation attributable to the acceleration of payment and/or vesting of awards in connection with a change in control event should that compensation exceed certain threshold limits under Section 280G of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

     Certain Specific Awards. As of June 30, 2001, 3,210,445 shares of common stock were subject to outstanding options granted under the plan, 442,820 of which had vested and 2,767,625 of which were unvested, and 1,686,950 shares of common stock remained available for grant purposes under the plan. The outstanding options were granted for 10-year terms and at exercise prices between $3.00 and $23.78 per share. The shares covered by currently outstanding options represent the 10-year stock option grants authorized by our board of directors on June 17, 1999.

Employee Stock Purchase Plan

     On October 17, 2000, our board of directors adopted our Employee Stock Purchase Plan to provide certain of our employees (and the employees of certain of our participating subsidiaries) with an incentive to advance the best interests of the company by providing a method whereby they may voluntarily purchase our common stock at a favorable price and upon favorable terms. Our stockholders approved this plan on October 17, 2000. Generally, all of our officers and employees who have been employed by us for at least 90 days, who are regularly scheduled to work more than 10 hours per week, and who are customarily employed more than five months per year are eligible to participate in the plan. The plan became effective upon the consummation of our initial public offering.

     Operation. The plan generally operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1. The first offering period under the plan commenced on March 19, 2001.

     On the first day of each offering period, or grant date, each employee eligible to participate in the plan who has timely filed a valid election to participate for that offering period will be granted an option to purchase shares of our common stock. A participant must designate in his or her election the percentage of his or her compensation (subject to certain limits in the plan and limits under the Internal Revenue Code) to be withheld from his or her pay during that offering period on an after-tax basis and credited to a bookkeeping account maintained under the plan in his or her name.

     Each option granted with respect to an offering period will automatically be exercised on the last day of that offering period, or the exercise date. The number of shares of our common stock acquired by the holder of the option will be determined by dividing the participant's plan account balance as of the exercise date by the option price.

     Generally, a participant's plan participation will terminate during an offering period, and his or her plan account balance will be paid to him or her in cash, if the participant elects a withdrawal of his of her contributions or if the participant's employment by us or one of our participating subsidiaries terminates.

     Authorized Shares; Limits on Contributions. The maximum aggregate number of shares of our common stock available under the plan is 1,200,000. As required by the Internal Revenue Code, a participant cannot purchase more than $25,000 of stock (valued at the start of the applicable offering period) under the plan in any one calendar year. In the event of a merger, consolidation, recapitalization, stock split, stock dividend, combination of shares, or other change affecting our common stock, a proportionate and equitable adjustment will be made to the number of shares subject to the plan and outstanding plan options.

     Administration. The plan will be administered by our board of directors or a committee appointed by our board of directors. The plan administrator is currently the compensation committee of our board of directors. The plan will not limit the authority of our board of directors or the compensation committee to grant awards or authorize any other compensation, with or without reference to our common stock, under any other plan or authority.

     Amendment or Termination of the Employee Stock Purchase Plan. Our board of directors may amend, modify or terminate the plan at any time and in any manner, provided that the existing rights of participants are not materially adversely affected thereby. Stockholder approval for any amendment will only be required to the extent necessary to meet the requirements of Section 423 of the Internal Revenue Code or to the extent otherwise required by law. Unless previously terminated by our board of directors, no new offering periods will commence on or after October 16, 2010 or, if earlier, when no shares remain available for options under the plan.

     Federal Tax Consequences. Participant contributions to the plan are made on an after-tax basis. Generally, no taxable income will be recognized by a participant as of either the grant date or the exercise date of an option. A participant will generally recognize income (or loss) upon a sale or disposition of the shares acquired under the plan. The company generally will not be entitled to a federal income tax deduction with respect to any shares that are acquired under the Employee Stock Purchase Plan.

401(k) Plan

     Resources Connection has a defined contribution 401(k) plan that covers all employees who have completed three months of service and are age 21 or older. Participants may contribute up to 15% of their annual salary or the maximum allowed by statute. As defined in the plan agreement, the company may make matching contributions in such amount, if any, up to 6% of employees' annual salaries. We may, at our sole discretion, determine the matching contribution made from year to year. To receive a matching contribution, an employee must be employed by us on the last day of the fiscal year.

Employment Agreements

     We have entered into employment agreements with Mr. Murray, Mr. Giusto, Ms. Ferguson and Mr. Longnecker. Certain aspects of these employment agreements are specific to the agreement:

     Mr. Murray. Pursuant to his employment agreement, Mr. Murray serves as our Chief Executive Officer and receives an annual base salary of $442,000, increased in September 2000 from an initial annual base salary of $425,000. The employment agreement has an initial term ending on March 31, 2004. If any payment Mr. Murray receives pursuant to his employment agreement is deemed to constitute "excess parachute payment" under Section 280G of the Internal Revenue Code, or compensation subject to excise tax under Section 4999 of the Internal Revenue Code, Mr. Murray is entitled to an excise tax gross-up payment not to exceed $1.0 million.

     Mr. Giusto. Pursuant to his employment agreement, Mr. Giusto serves as our Chief Financial Officer and receives an annual base salary of $260,000, increased in September 2000 from an initial annual base salary of $250,000. The employment agreement has an initial term ending on March 31, 2002.

     Ms. Ferguson. Pursuant to her employment agreement, Ms. Ferguson serves as an Executive Vice President and receives an annual base salary of $250,000, increased in June 2000 from an initial annual base salary of $200,000. The employment agreement has an initial term ending on March 31, 2002. If Ms. Ferguson is terminated without cause, in addition to the severance payment described below, she will also receive reimbursement for her relocation expenses up to $100,000.

     Mr. Longnecker. Pursuant to his employment agreement, Mr. Longnecker serves as an Executive Vice President and receives an annual base salary of $312,000, increased in September 2000 from an initial annual base salary of $300,000. The employment agreement has an initial term ending on April 30, 2002. If any payment Mr. Longnecker receives pursuant to his employment agreement is deemed to constitute "excess parachute payment" under Section 280G of the Internal Revenue Code, Mr. Longnecker is entitled to an excise tax gross-up payment not to exceed $750,000. Pursuant to his employment agreement, on May 1, 1999, we loaned $200,000 to Mr. Longnecker as further described in "Related-Party Transactions".

     Each of the above-described employment agreements has the following uniform terms:

     Automatic Renewal. Upon termination of the initial term of the employment agreement, the agreement will automatically renew for one-year periods unless the employee or we elect not to extend the agreement.

     Termination by Us Without Cause or by Employee for Good Reason. In the event we do not renew the agreement or the employee is terminated other than for "cause" (which is defined in the agreement to include, among other things, conviction of a felony, fraudulent conduct, failure to perform duties or observe covenants of the agreement, or theft) or if the employee terminates his or her employment for "good reason" (which is defined in the agreement to include, among other reasons, a change in control) the employee will receive severance pay which includes:

     . any accrued but unpaid base salary as of the date of the employee's termination;

     .    the earned but unpaid annual bonus, if any;

     . the target annual incentive compensation, if any, that the employee would have been entitled to receive pursuant to the employment agreement in respect of the fiscal year in which the termination occurs; and

     . the employee's then current base salary multiplied by the greater of either (1) two, for Mr. Giusto and Ms. Ferguson, or three, for Mr. Murray and Mr. Longnecker, and (2) the number of years (including fractions) remaining in the initial term of the agreement.

     The employment agreements also provide that the employee shall be entitled to receive employee benefits to which the employee may be entitled under the employee benefit plans and continued participation in our group health insurance plans at our expense until the earlier of three years from the date of termination or the employee's eligibility for participation in the group health plan of a subsequent employer.

     In addition, our amended and restated bylaws provide that our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability:

     . for any breach of the director's duty of loyalty to us or its stockholders;

     . for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

     .    under Section 174 of the Delaware General Corporation Law; or

     . for any transaction from which the director derives an improper personal benefit.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table contains information about the beneficial ownership of our common stock as of June 30, 2001 for:

     . each person who beneficially owns more than five percent of the common stock;

     .    each of our directors;

     .    each named executive officer and each executive officer; and

     . all directors, named executive officers and executive officers as a group.

     Unless otherwise indicated, the address for each person or entity named below is c/o Resources Connection, Inc., 695 Town Center Drive, Suite 600, Costa Mesa, California 92626.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 20,792,080 shares of common stock outstanding as of June 30, 2001.

                                                      Number of Shares          Percentage of
                                                     Beneficially Owned      Shares Outstanding
                                                  ------------------------   ------------------
Directors and Officers(1)
Donald B. Murray(2).............................         1,421,083                  6.8%
Stephen J. Giusto(3)............................           387,456                  1.9%
Karen M. Ferguson...............................           335,250                  1.6%
Brent M. Longnecker.............................           240,994                  1.2%
John D. Bower...................................            75,627                    *
Kate W. Duchene(4)..............................            32,500                    *
David G. Offensend(5)...........................                --                    *
Gerald Rosenfeld(6).............................           136,882                    *
Leonard Schutzman(5)............................                --                    *
John C. Shaw(7).................................            16,000                    *
C. Stephen Mansfield............................               750                    *
Named Executive Officers,
 Executive Officers and Directors as a
 group (11 persons).............................         2,646,542                 12.7%
Five Percent Stockholders
Evercore Partners L.L.C (8).....................         5,835,580                 28.1%

------------


*    Represents less than 1%.

(1) Since June 30, 2001, Mr. Murray, Mr. Giusto, Ms. Ferguson, Mr. Longnecker, Mr. Bower and Ms. Duchene have sold 36,000, 15,000, 40,000, 55,000, 20,000, and 4,000 shares, respectively.

(2) Includes shares owned by Mr. Murray and shares beneficially owned by Mr. Murray in The Murray Family Trust, Donald B. Murray, Trustee; Murray Fam Income TR312000 Shimizu Ronald J Ttee; Patrick Murray, Sr. as Custodian for Patrick Murray, Jr. until age 21 under the CUTMA; and Brian Murray.

(3) Includes shares owned by Mr. Giusto, beneficially owned by Mr. Giusto in The Giusto Family Income Trust dated 9/12/2000, Michael J. Giusto, trustee and 1,000 shares owned by Susan P. Giusto, the spouse of Mr. Giusto.

(4) Ms. Duchene has 12,500 shares of common stock subject to options exercisable within 60 days of June 30, 2001.

(5) David G. Offensend, a managing member of Evercore Partners L.L.C., may be deemed to share beneficial ownership of any shares beneficially owned by Evercore Partners L.L.C., but hereby disclaims such beneficial ownership, except to the extent of his pecuniary interest in the Evercore Investors or Evercore Partners L.L.C. Leonard Schutzman is a director and is an executive of, or consultants to, Evercore Partners, Inc. Mr. Schutzman may be deemed to share beneficial ownership of any shares beneficially owned by Evercore Partners L.L.C., but hereby disclaims beneficial ownership of any shares beneficially owned by Evercore Partners L.L.C., except to the extent of his pecuniary interest in the Evercore Investors or Evercore Partners L.L.C. The address for Mr. Offensend and Mr. Schutzman is c/o Evercore Partners L.L.C., 65 East 55th Street, 33rd Floor, New York, New York 10022.

(6) Includes shares owned by Mr. Rosenfeld and shares beneficially owned by Mr. Rosenfeld in the Rosenfeld August 2000 GRAT. Mr. Rosenfeld's address is c/o Rothschild Inc., 1251 Avenue of the Americas, New York, New York 10020.

(7) Mr. Shaw has been a director of Resources Connection since June 1999. Mr. Shaw has 15,000 shares of common stock subject to options exercisable within 60 days of June 30, 2001. Mr. Shaw's address is The Shaw Group LLC, P.O. Box 3369, Newport Beach, California 92659.

(8) Shares shown as owned by Evercore Partners L.L.C. are the aggregate number of shares owned of record by Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P., Evercore Capital Offshore Partners L.P. and Evercore Co-Investment Partnership L.P., or, collectively, the Evercore Investors. Evercore Partners L.L.C. is directly or indirectly the general Partner of each of the Evercore Investors. The address for Evercore Partners L.L.C. is 65 East 55th Street 33rd Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions

     The following is a description of transactions:

     .    to which we have been a party during the last three years;

     .    in which the amount involved exceeds $60,000; and

     . in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest.

     You should also review certain arrangements with our executive officers that are described under "Management."

Registration Rights and Board Representation of Evercore and Management

     Pursuant to a Stockholders Agreement between the company and certain entities affiliated with Evercore Partners L.L.C., or Evercore Partners, Donald
B. Murray, Stephen J. Giusto, Karen M. Ferguson and Brent M. Longnecker, the stockholders party to this agreement have agreed to vote their shares in favor of board nominees assigned by each of Evercore Partners and the management stockholders. As Evercore Partners' percentage ownership in the company decreases, so does the number of director nominees it can designate. As the management stockholders' percentage ownership in the company decreases, so does the number of director nominees they can designate. The rights of either Evercore
Partners or the management stockholders will terminate when that group owns less than 7.5% of the outstanding shares of common stock of the company. The company has agreed to take such action as may be required to cause the board to consist of the number of directors specified in the Stockholders Agreement.

     Pursuant to the Stockholders Agreement, Evercore Partners and the management stockholders each have the right to demand that the company register their shares of common stock of the company three times; provided that the board of directors of the company has the right to postpone a demand registration in certain circumstances. The company has agreed to pay for two demand registrations of each of Evercore Partners and the management stockholders.

     In addition, if we propose to register our common stock under the Securities Act, Evercore Partners, Richard Gersten, Paul Lattanzio, Gerald Rosenfeld, Mainz Holdings Ltd., DB Capital Investors, LP, BancBoston Investments Inc., certain management stockholders and certain employee stockholders are entitled to notice of the registration and to include a pro rata number of their shares of our common stock in that offering. In an underwritten offering, the underwriters have the right to limit the number of shares included in the registration in their discretion.

     As of June 30, 2001, the following directors, officers and holders of 5% or more of our outstanding shares have registration rights with respect to the shares identified below:

                                                                     Number of Registrable Shares
          Name                                                             of Common Stock
          ----                                                       ----------------------------
     Donald B. Murray..............................................           1,421,083
     Stephen J. Giusto.............................................             387,456
     Karen Ferguson................................................             335,250
     Brent Longnecker..............................................             240,994
     John Bower....................................................               4,690
     Gerald Rosenfeld..............................................             136,882
     Entities affiliated with Evercore Capital Partners L.L.C......           5,835,580

Longnecker Loan

     Pursuant to our employment agreement with Mr. Longnecker, on May 1, 1999, we loaned $200,000 to Mr. Longnecker. The loan is interest-free and matures on April 1, 2007. On January 1, 2000, $50,000 of the loan was forgiven as a portion of Mr. Longnecker's compensation. As of May 31, 2001, the outstanding balance of the loan was $150,000. Additional amounts may be forgiven at the discretion of our chief executive officer. If Mr. Longnecker is terminated for cause, as defined in his employment agreement, or terminates his employment without good reason, as defined in his employment agreement, all remaining loan amounts owed will be due and payable.

Sale of Shares Pursuant to the 1998 Employee Stock Purchase Plan

     In November 1998, we formed RC Transaction Corp., renamed Resources Connection, Inc. In December 1998, we issued 5,243,000 shares of our common stock pursuant to the 1998 Employee Stock Purchase Plan to certain members of our management for an aggregate purchase price of $52,430. Between January and February 1999, we issued and sold the remaining 387,000 shares of our common stock to certain members of our management for an aggregate purchase price of $3,870. Directors and officers who participated in these transactions include:

                                                              Number of Shares
                                                              of Common Stock
          Name                                                    Acquired
          ----                                                ----------------
     Donald B. Murray..................................           1,450,600
     Stephen J. Giusto.................................             400,000
     Karen M. Ferguson.................................             355,000
     Brent M. Longnecker...............................             200,000
     John D. Bower.....................................              70,000
     Kate W. Duchene...................................              20,000

Management-led Buyout

     In April 1999, we entered into a series of transactions pursuant to which we purchased all of the membership units of Resources Connection LLC from Deloitte & Touche. We financed the purchase in part with capital provided by our management and an investor group led by Evercore Capital Partners L.L.C. and certain of its affiliates. We issued and sold 9,855,260 shares of our Common Stock and 144,740 shares of our Class B Common Stock to 22 accredited investors and 30 additional investors. Simultaneously, we issued and sold subordinated notes, bearing 12% annual interest with a maturity date of April 15, 2004, in an aggregate principal amount of $22.0 million to the same investors. After the close of our initial public offering in December 2000, we used a portion of the proceeds to prepay the outstanding principal and all accrued and unpaid interest on the notes. Stockholders owning 5% or more of our outstanding shares, directors and officers who participated in these transactions include:

                                                                                                      Aggregate
                                                                                    Number of     Principal Amount
                                                                                     Shares              of
                                                               Number of Shares    of Class B       Subordinated
                                                               of Common Stock    Common Stock          Notes
          Name                                                     Acquired          Acquired          Acquired ($)
          ----                                                 ----------------  ---------------  -----------------
    Donald B. Murray....................................               54,690                0            120,318
    Stephen J. Giusto...................................               20,000                0             44,000
    Brent M. Longnecker.................................               75,000                0            165,000
    John D. Bower.......................................                4,690                0             10,318
    Gerald Rosenfeld....................................              185,010                0            239,990
    Entities affiliated with Evercore Capital
           Partners L.L.C...............................            7,742,630          144,740         17,889,654

Joint Marketing Agreement with and Investment in Ledgent

     In September 2000, we entered into a Joint Marketing Agreement with Complete BackOffice.com, Inc., later renamed Ledgent, Inc. Ledgent is a privately held corporation engaged in the business of outsourcing complete accounting and human resources functions over the Internet. Our agreement with Ledgent is to cooperate in the promotion of each party's services to both new and existing customers. To that end, we have agreed to provide our customer list and marketing databases to Ledgent in exchange for its customer list and marketing databases. We have also agreed to provide the Ledgent sales staff with office space and administrative staff and support for one year from the date of the agreement at no cost to Ledgent. In addition, both parties agree not to compete with the business of the other party during the term of the agreement, the initial term of which is two years. The agreement also contemplates a referral service whereby we receive 1% of the gross profits generated by Ledgent during the first year of a client relationship that results from one of our leads, and Ledgent receives 1% of the gross profits generated by us during the first year of a client relationship that results from one of its leads.

     We and several of our stockholders, including some members of our management team, own collectively, a 13.4% indirect interest in Ledgent through our majority-owned subsidiary, which we control. We own 57% of the subsidiary, Donald B. Murray, our chief executive officer, owns 4.9% of the subsidiary and our executive officers, other than Mr. Murray, collectively own 3.5% of the subsidiary. Entities affiliated with Evercore Partners L.L.C. collectively have a right to acquire 25.7% of the subsidiary.

     Our subsidiary has the right to designate one director to serve on the board of directors of Ledgent. Donald B. Murray, our chief executive officer, is currently serving as the designee.

Relationship Between Our Financial Printing Company and Our Chief Legal Officer and Executive Vice President, Human Relations

    In connection with our initial public offering, we hired R.R. Donnelley Financial Printing, or Donnelley, to provide certain printing and related services. We estimate that the total amount we paid to Donnelley for its services in connection with that offering was approximately $ 400,000. The
                                                              -------
spouse of Ms. Duchene is employed by Donnelley. We may engage Donnelley in the future to provide additional printing and related services.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) and (2) Financial Statements and Financial Statement Schedule.

     These documents are included in the response to Item 8 of this report on Form 10-K. See the index on page 26.

3. Exhibits. The Exhibits filed as part of this Report on Form 10-K are listed in Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

     None.

(c) Exhibits.

     The following exhibits are filed as part of, or are incorporated by reference in, this Report on Form 10-K:

                             EXHIBITS TO FORM 10-K

Exhibit
-------
Number                                   Description of Document
------                                   -----------------------

3.1 Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2 Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.1 Stockholders Agreement, dated April 1, 1999, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.2 Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 7 to the Registrant's Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3         Specimen Stock Certificate (incorporated by reference to Exhibit
            4.3 to the Registrant's Amendment No.7 to the Registrant's Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1 Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2 Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.3 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to
            Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.4 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to
            Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.5 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to
            Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.6 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Brent M. Longnecker (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.7 Credit Agreement, dated April 1, 1999, by and among Resources Connection, Inc., RCLLC Acquisition Corp., Resources Connection LLC, Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.8 Pledge Agreement, dated as of April 1, 1999, made by each of Resources Connection, Inc., RCLLC Acquisition Corp. and Resources Connection LLC to Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.9 Security Agreement, dated April 1, 1999, among Resources Connection, Inc., certain of its subsidiaries and Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

Exhibit
-------
Number                                   Description of Document
------                                   -----------------------

10.10 Form of 12.0% Junior Subordinated Promissory Note (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registrant's Registration Statement filed on November 13, 2000 (File No. 333-45000)).

10.11 Sublease, dated as of March 1, 2000, by and between Enterprise Profit Solutions Corporation and Resources Connection LLC (incorporated by reference to the Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.12 Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.13 Purchase Agreement, dated April 1, 1999, between Deloitte & Touche LLP, Deloitte & Touche Acquisitions Company LLC, Resources Connection LLC and Resources Connection, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.14 Investment Agreement, dated April 1, 1999, between Resources Connection, Inc., certain entities affiliated with Evercore Partners, L.L.C. and certain other investors (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.15 Transition Services Agreement, dated April 1, 1999, between Deloitte & Touche LLP, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.16 Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.17 Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

21.1        List of Subsidiaries.

23.1        Consent of Independent Accountants.


(d) Financial Statement Schedule:

     The financial statement schedules for Resources Connection, Inc. and Resources Connection LLC are included in the response to Item 8 of this Report on Form 10-K. See the index on page 26.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on the 17th day of July, 2001.


                                            By:    /s/ Stephen J. Giusto
                                               --------------------------------
                                                       Stephen J. Giusto
                                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

             Signature                                    Title                                     Date
             ---------                                    -----                                     ----
     /s/ Donald B. Murray              Chief Executive Officer, President and Director          July 17, 2001
-----------------------------------    (Principal Executive Officer)
         Donald B. Murray

                                       Chief Financial Officer, Executive Vice President        July 17, 2001
     /s/ Stephen J. Guisto             of Corporate Development, Secretary and Director
------------------------------------   (Principal Financial Officer and Principal Accounting
         Stephen J. Giusto             Officer)


     /s/ Karen M. Ferguson             Executive Vice President and Director                    July 17, 2001
------------------------------------
         Karen M. Ferguson

     /s/ David G. Offensend            Director                                                 July 17, 2001
----------------------------------
         David G. Offensend

                                       Director
----------------------------------
         Gerald Rosenfeld

     /s/ Leonard Schutzman             Director                                                 July 17, 2001
----------------------------------
         Leonard Schutzman

     /s/ John C. Shaw                  Director                                                 July 17, 2001
----------------------------------
         John C. Shaw


     /s/ C. Stephen Mansfield          Director                                                 July 17, 2001
-----------------------------------
         C. Stephen Mansfield

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of Resources Connection, Inc.

   Our audits of the consolidated financial statements of Resources Connection, Inc. referred to in our report dated July 2, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Orange County, California
July 2, 2001

                           RESOURCES CONNECTION, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             Purchase of
                         Beginning  Charged to                Resources      Ending
                          Balance   Operations Write-offs   Connection LLC  Balance
                         ---------- ---------- -----------  -------------- ----------
Allowance for Doubtful
 Accounts
  Period from November
   16, 1998 (date of
   inception) to May 31,
   1999................. $      --  $  200,000 $  (248,000)    $955,000    $  907,000
  Year Ended May 31,
   2000................. $  907,000 $1,048,000 $  (369,000)    $    --     $1,586,000
  Year Ended May 31,
   2001................. $1,586,000 $2,110,000 $(1,246,000)    $    --     $2,450,000

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Members of Resources Connection LLC

   Our audit of the financial statements of Resources Connection LLC referred to in our report dated August 6, 1999 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Costa Mesa, California
August 6, 1999

                            RESOURCES CONNECTION LLC

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                       Beginning Charged to             Ending
                                        Balance  Operations Write-offs Balance
                                       --------- ---------- ---------- --------
Allowance for Doubtful Accounts
  Period from June 1, 1998 to March
   31, 1999........................... $422,000   $533,000    $ --     $955,000

                             EXHIBITS TO FORM 10-K

Exhibit
-------
Number                                   Description of Document
------                                   -----------------------

3.1 Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2 Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.1 Stockholders Agreement, dated April 1, 1999, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.2 Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 7 to the Registrant's Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3         Specimen Stock Certificate (incorporated by reference to Exhibit
            4.3 to the Registrant's Amendment No.7 to the Registrant's Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1 Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2 Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.3 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to
            Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.4 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to
            Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.5 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to
            Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.6 Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Brent M. Longnecker (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.7 Credit Agreement, dated April 1, 1999, by and among Resources Connection, Inc., RCLLC Acquisition Corp., Resources Connection LLC, Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.8 Pledge Agreement, dated as of April 1, 1999, made by each of Resources Connection, Inc., RCLLC Acquisition Corp. and Resources Connection LLC to Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.9 Security Agreement, dated April 1, 1999, among Resources Connection, Inc., certain of its subsidiaries and Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.10 Form of 12.0% Junior Subordinated Promissory Note (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registrant's Registration Statement filed on November 13, 2000 (File No. 333-45000)).

10.11 Sublease, dated as of March 1, 2000, by and between Enterprise Profit Solutions Corporation and Resources Connection LLC (incorporated by reference to the Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.12 Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.13 Purchase Agreement, dated April 1, 1999, between Deloitte & Touche LLP, Deloitte & Touche Acquisitions Company LLC, Resources Connection LLC and Resources Connection, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.14 Investment Agreement, dated April 1, 1999, between Resources Connection, Inc., certain entities affiliated with Evercore Partners, L.L.C. and certain other investors (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.15 Transition Services Agreement, dated April 1, 1999, between Deloitte & Touche LLP, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.16 Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.17 Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

21.1        List of Subsidiaries.

23.1        Consent of Independent Accountants.