Form 10-Q
period 2001-08-31
RESOURCES CONNECTION INC
filed 2001-10-09
CIK 1084765

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from          to

                               -----------------

                        Commission File Number: 0-32113

                          RESOURCES CONNECTION, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                        33-0832424
           (State or Other Jurisdiction of         (I.R.S. Employer
            Incorporation or Organization)        Identification No.)

        695 TOWN CENTER DRIVE, SUITE 600, COSTA MESA, CALIFORNIA 92626
             (Address of Principal Executive Offices and Zip Code)

                                (714) 430-6400
             (Registrant's Telephone Number, Including Area Code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 8, 2001, 21,183,755 shares of the registrant's common stock, $.01 par value per share, were outstanding.


================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          RESOURCES CONNECTION, INC.

                                     INDEX

                                     Part I--Financial Information

Item 1.    Consolidated Financial Statements.........................................................  3

           Consolidated Balance Sheets for August 31, 2001 (Unaudited) and May 31, 2001..............  3

           Consolidated Statements of Income for the Three Months Ended August 31, 2001 and 2000
             (Unaudited).............................................................................  4

           Consolidated Statements of Stockholders' Equity for the Three Months Ended August 31, 2001
             and 2000 (Unaudited)....................................................................  5

           Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2001 and
             2000 (Unaudited)........................................................................  6

           Notes to Consolidated Financial Statements................................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................ 20

                                       Part II--Other Information

Item 1.    Legal Proceedings......................................................................... 21

Item 2.    Changes in Securities and Use of Proceeds................................................. 21

Item 3.    Defaults upon Senior Securities........................................................... 21

Item 4.    Submission of Matters to a Vote of Security Holders....................................... 21

Item 5.    Other Information......................................................................... 21

Item 6.    Exhibits and Reports on Form 8-K.......................................................... 21

Signatures                                                                                            22

                        PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          RESOURCES CONNECTION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               August 31, 2001 May 31, 2001
                                                                               --------------- ------------
                                                                                 (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents..................................................  $ 37,043,000   $ 34,503,000
   Trade accounts receivable, net of allowance for doubtful accounts of
     $2,498,000 and $2,450,000 as of August 31, 2001 and May 31, 2001,
     respectively.............................................................    23,918,000     23,908,000
   Deferred income taxes......................................................     2,349,000      2,349,000
   Prepaid expenses and other current assets..................................     2,604,000        853,000
                                                                                ------------   ------------
       Total current assets...................................................    65,914,000     61,613,000
   Goodwill, net..............................................................    38,501,000     38,214,000
   Property and equipment, net................................................     4,942,000      4,085,000
   Other assets...............................................................     1,480,000      1,433,000
                                                                                ------------   ------------
       Total assets...........................................................  $110,837,000   $105,345,000
                                                                                ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses......................................  $  2,518,000   $  2,479,000
   Accrued salaries and related obligations...................................    11,124,000     15,046,000
   Other liabilities..........................................................       662,000      1,123,000
                                                                                ------------   ------------
       Total current liabilities..............................................    14,304,000     18,648,000
   Deferred income taxes......................................................       951,000        665,000
                                                                                ------------   ------------
       Total liabilities......................................................    15,255,000     19,313,000
                                                                                ------------   ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
   Common stock, $0.01 par value, 35,000,000 shares authorized; 21,214,000 and 20,735,000 shares issued and outstanding as of August 31, 2001 and
     May 31, 2001, respectively...............................................       212,000        207,000
   Additional paid-in capital.................................................    71,570,000     66,507,000
   Deferred stock compensation................................................    (1,398,000)    (1,507,000)
   Accumulated other comprehensive loss.......................................       (56,000)       (53,000)
   Notes receivable from stockholders.........................................      (109,000)      (164,000)
   Retained earnings..........................................................    25,364,000     21,043,000
   Treasury stock at cost, 69,000 shares at August 31, 2001 and 48,000 shares
     at May 31, 2001..........................................................        (1,000)        (1,000)
                                                                                ------------   ------------
   Total stockholders' equity.................................................    95,582,000     86,032,000
                                                                                ------------   ------------
   Total liabilities and stockholders' equity.................................  $110,837,000   $105,345,000
                                                                                ============   ============

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Three Months Ended
                                                                              ------------------------
                                                                              August 31,   August 31,
                                                                                 2001         2000
                                                                              -----------  -----------
                                                                              (unaudited)  (unaudited)
Revenue...................................................................... $48,872,000  $39,155,000
Direct cost of services, primarily payroll and related taxes for professional
  services employees.........................................................  28,789,000   22,749,000
                                                                              -----------  -----------
       Gross profit..........................................................  20,083,000   16,406,000
Selling, general and administrative expenses.................................  12,875,000   10,720,000
Amortization of intangible assets............................................      31,000      578,000
Depreciation expense.........................................................     257,000      192,000
                                                                              -----------  -----------
       Income from operations................................................   6,920,000    4,916,000
Interest expense.............................................................                1,209,000
Interest income..............................................................    (282,000)
                                                                              -----------  -----------
   Income before provision for income taxes..................................   7,202,000    3,707,000
Provision for income taxes...................................................   2,881,000    1,483,000
                                                                              -----------  -----------
   Net income................................................................ $ 4,321,000  $ 2,224,000
                                                                              ===========  ===========
Net income per common share:
   Basic..................................................................... $      0.21  $      0.14
                                                                              ===========  ===========
   Diluted................................................................... $      0.19  $      0.13
                                                                              ===========  ===========
Weighted average common shares outstanding:
   Basic.....................................................................  20,856,000   15,630,000
                                                                              ===========  ===========
   Diluted...................................................................  22,749,000   16,819,000
                                                                              ===========  ===========




  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Three Months Ended
                                                                 ------------------------
                                                                 August 31,   August 31,
                                                                    2001         2000
                                                                 -----------  -----------
                                                                 (unaudited)  (unaudited)
COMMON STOCK--SHARES:
   Balance at beginning of period...............................  20,735,000   15,630,000
   Public offering of common stock..............................     200,000
   Exercise of stock options....................................     236,000
   Issuance of common stock under Employee Stock Purchase Plan..      43,000
                                                                 -----------  -----------
      Balance at end of period..................................  21,214,000   15,630,000
                                                                 ===========  ===========
COMMON STOCK--PAR VALUE:
   Balance at beginning of period............................... $   207,000  $   156,000
   Public offering of common stock..............................       2,000
   Exercise of stock options....................................       2,000
   Issuance of common stock under Employee Stock Purchase Plan..       1,000
                                                                 -----------  -----------
      Balance at end of period.................................. $   212,000  $   156,000
                                                                 ===========  ===========
ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period............................... $66,507,000  $10,222,000
   Public offering of common stock..............................   3,930,000
   Cost of stock offering.......................................    (758,000)
   Exercise of stock options....................................   1,158,000
   Issuance of common stock under Employee Stock Purchase Plan..     733,000
   Deferred stock compensation..................................                  938,000
                                                                 -----------  -----------
      Balance at end of period.................................. $71,570,000  $11,160,000
                                                                 ===========  ===========
DEFERRED STOCK COMPENSATION:
   Balance at beginning of period............................... $(1,507,000) $  (499,000)
   Issuance of restricted stock and grant of stock options......                 (938,000)
   Amortization of deferred stock compensation..................     109,000       62,000
                                                                 -----------  -----------
      Balance at end of period.................................. $(1,398,000) $(1,375,000)
                                                                 ===========  ===========
ACCUMULATED OTHER COMPREHENSIVE LOSS:
   Balance at beginning of period............................... $   (53,000) $   (32,000)
   Translation adjustments......................................      (3,000)
                                                                 -----------  -----------
      Balance at end of period.................................. $   (56,000) $   (32,000)
                                                                 ===========  ===========
NOTES RECEIVABLE FROM STOCKHOLDERS:
   Balance at beginning of period............................... $  (164,000) $        --
   Repayment of notes receivable................................      55,000
                                                                 -----------  -----------
      Balance at end of period.................................. $  (109,000) $        --
                                                                 ===========  ===========
RETAINED EARNINGS:
   Balance at beginning of period............................... $21,043,000  $ 7,338,000
   Net income...................................................   4,321,000    2,224,000
                                                                 -----------  -----------
      Balance at end of period.................................. $25,364,000  $ 9,562,000
                                                                 ===========  ===========
TREASURY STOCK--SHARES:
   Balance at beginning of period...............................     (48,000)          --
   Repurchase of shares.........................................     (21,000)
                                                                 -----------  -----------
      Balance at end of period..................................     (69,000)          --
                                                                 ===========  ===========
TREASURY STOCK--COST:
   Balance at beginning of period............................... $    (1,000) $        --
   Repurchase of shares.........................................
                                                                 -----------  -----------
      Balance at end of period.................................. $    (1,000) $        --
                                                                 ===========  ===========
COMPREHENSIVE INCOME:
   Net income................................................... $ 4,321,000  $ 2,224,000
   Translation adjustments......................................      (3,000)
                                                                 -----------  -----------
      Total comprehensive income................................ $ 4,318,000  $ 2,224,000
                                                                 ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                          ------------------------
                                                                          August 31,   August 31,
                                                                             2001         2000
                                                                          -----------  -----------
                                                                          (unaudited)  (unaudited)
Cash flows from operating activities
   Net income............................................................ $ 4,321,000  $ 2,224,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.....................................     288,000      770,000
       Amortization of debt issuance costs...............................                   66,000
       Amortization of deferred stock compensation.......................     109,000       63,000
       Bad debt expense..................................................     257,000      468,000
       Deferred income taxes.............................................     286,000
       Changes in operating assets and liabilities:......................
          Trade accounts receivable......................................    (267,000)  (1,244,000)
          Prepaid expenses and other current assets......................  (2,079,000)     351,000
          Other assets...................................................     (81,000)    (116,000)
          Accounts payable and accrued expenses..........................      39,000     (651,000)
          Accrued salaries and related obligations.......................  (3,922,000)     649,000
          Other liabilities..............................................    (133,000)    (370,000)
          Accrued interest payable portion of notes payable..............                  748,000
                                                                          -----------  -----------
          Net cash (used in) provided by operating activities............  (1,182,000)   2,958,000
                                                                          -----------  -----------
Cash flows from investing activities
   Purchases of property and equipment...................................  (1,114,000)    (724,000)
                                                                          -----------  -----------
          Net cash used in investing activities..........................  (1,114,000)    (724,000)
                                                                          -----------  -----------
Cash flows from financing activities
   Proceeds from issuance of common stock................................   3,932,000
   Stock offering costs..................................................    (758,000)
   Proceeds from exercise of stock options...............................     873,000
   Proceeds from issuance of common stock under Employee Stock Purchase
     Plan................................................................     734,000
   Repayment of notes receivable from stockholders.......................      55,000
   Payments on term loan.................................................               (1,000,000)
                                                                          -----------  -----------
          Net cash provided by (used in) financing activities............   4,836,000   (1,000,000)
                                                                          -----------  -----------
Net increase in cash.....................................................   2,540,000    1,234,000
Cash and cash equivalents at beginning of period.........................  34,503,000    4,490,000
                                                                          -----------  -----------
Cash and cash equivalents at end of period............................... $37,043,000  $ 5,724,000
                                                                          ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  Three months ended August 31, 2001 and 2000

1. Description of the Company and its Business

   Resources Connection, Inc., formerly RC Transaction Corp., was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiary, Resources Connection LLC ("LLC"), and foreign subsidiaries (collectively the "Company"). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, provides clients with experienced professionals who specialize in accounting, finance, tax, information technology and human resources on a project-by-project basis. The Company operates in the United States, Canada, Hong Kong, Taiwan and the United Kingdom. The Company is a Delaware corporation. LLC is a Delaware limited liability company.

   The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31 or August 31, respectively. The three- month periods ended August 31, 2001 and 2000 each consist of 13 weeks, respectively.

   On August 13, 2001, the Securities and Exchange Commission, or "SEC", declared the Company's registration statement effective for a secondary offering of the Company's common stock. Selling stockholders sold 3,332,591 shares of the Company's common stock in the offering, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold 200,000 shares in the offering for approximately $3.2 million (after underwriting discounts, commissions and other transaction related expenses). The Company intends to use the net proceeds from this offering for working capital and general corporate purposes. After completion of the offering and including shares held in treasury, the Company has 21,214,000 shares of common stock outstanding. On September 5, 2001, the underwriters exercised their over-allotment option for an additional 499,889 shares from the selling stockholders and 30,000 shares from the Company.

   On December 14, 2000, the SEC declared effective the Company's registration statement pertaining to its initial public offering of common stock. On December 20, 2000, the Company received the proceeds from this offering of 5,000,000 shares of the Company's common stock at $12 per share. The net proceeds of the offering (after underwriting discounts, commissions and other transaction related expenses) were $54.1 million. Net proceeds of approximately $38.8 million were used to retire the Company's term loan and subordinated debt balances and accrued interest. Selling stockholders sold 2,475,000 shares of the Company's common stock (including the exercise of the underwriters' over-allotment of 975,000 shares) in the offering, but the Company did not receive any of the proceeds from the sale of those shares.

2. Summary of Significant Accounting Policies

Interim Financial Information

   The financial information for the three-month periods ended August 31, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

   The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2001, which are included in the Company's Report on Form 10-K (File No. 0-32113) and the Company's Registration Statement on Form S-1 (File No. 333-65272) which was declared effective by the SEC on August 13, 2001.

Intangible Assets

   Effective as of June 1, 2001, the Company has elected to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. SFAS No. 142 requires the Company to complete an initial evaluation of goodwill impairment within the first six months of adoption. While the Company has not completed such an analysis, the Company does not believe, based upon the current fair market value of its publicly traded common stock, that an impairment of goodwill has occurred.

   If the Company had adopted SFAS No. 142 effective June 1, 2000, net income, basic earnings per share and diluted earnings per share would have been as follows:

                                                       Three Months
                                                     Ended August 31,
                                                   ---------------------
                                                      2001       2000
                                                   ---------- ----------
Reported net income............................... $4,321,000 $2,224,000
Add back: goodwill amortization, net of tax effect               328,000
                                                   ---------- ----------
Adjusted net income............................... $4,321,000 $2,552,000
                                                   ========== ==========
Basic earnings per share:
Reported net income............................... $     0.21 $     0.14
Goodwill amortization.............................                  0.02
                                                   ---------- ----------
Adjusted net income............................... $     0.21 $     0.16
                                                   ========== ==========
Diluted earnings per share:
Reported net income............................... $     0.19 $     0.13
Goodwill amortization.............................                  0.02
                                                   ---------- ----------
Adjusted net income............................... $     0.19 $     0.15
                                                   ========== ==========

   The Company has classified the noncompete agreement of $500,000 related to the purchase of LLC on April 1, 1999, as an intangible asset subject to amortization. The noncompete agreement has an unamortized balance of $200,000 and $231,000 as of August 31, 2001 and May 31, 2001, respectively, and is included as a component of other assets in the Company's consolidated balance sheets. The noncompete agreement was for a period of four years. The aggregate amortization expense related to this intangible was $31,000 for each of the quarters ended August 31, 2001 and 2000. The estimated amortization expense for the remaining unamortized portion will reduce income from operations by another $94,000 for the remainder of fiscal 2002 and $106,000 for fiscal 2003.

Per Share Information

   The Company follows SFAS No. 128, "Earnings Per Share," which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, consisting solely of stock options.

   Potential common shares totaling 10,000 were not included in the diluted earnings per share amounts for the three months ended August 31, 2000 as their effect would have been anti-dilutive. For the three months ended August 31, 2001 and 2000, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,892,000 and 1,183,000, respectively.

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

3. Supplemental Disclosure Of Cash Flow Information

   For the three months ended August 31, 2001 and 2000:

                                               2001       2000
                                            ---------- ----------
Interest paid.............................. $       -- $  279,000
Income taxes paid.......................... $4,372,000 $1,969,000
Noncash investing and financing activities:
   Deferred stock compensation............. $       -- $  938,000

4. Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement effective June 1, 2001 and management does not believe that it will have a material impact on the Company's consolidated financial statements.

   As disclosed in Note 2, the Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets", effective June 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Form S-1, as amended (File No. 333-65272), and our report on Form 10-K (File No. 0-32113) for the year ended May 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to "Resources Connection", the "Company", "we", "us", and "our" refer to Resources Connection, Inc. and its subsidiaries.

Overview

   Resources Connection is a professional services firm that provides experienced accounting and finance, human resources management and information technology professionals to clients on a project-by-project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganization and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, and information technology services, such as transitions of management information systems. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

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

   Growth in revenue, to date, has generally been the result of establishing offices in major markets throughout the United States. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology in a limited number of offices. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management in a limited number of offices and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People's Republic of China. During fiscal 2001, we established nine additional domestic offices. In the first quarter of fiscal 2002, we commenced operations in London, England. As a result, as of August 31, 2001, we served our clients through 41 offices in the United States and four international offices.

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31,
2000

   Revenue. Revenue increased $9.7 million, or 24.8%, to $48.9 million for the three months ended August 31, 2001 from $39.2 million for the three months ended August 31, 2000. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the number of associates on assignment from 1,065 at the end of the first quarter of fiscal 2001 to 1,134 at the end of the first quarter of fiscal 2002 and a 10% increase in the average billing rate per hour. We operated 45 offices during the first quarter of fiscal 2002 and 38 offices during the first quarter of the previous fiscal year. We opened one new office during the three months ended August 31, 2001 compared to three in the previous fiscal year's first quarter.

   Direct Cost of Services. Direct cost of services increased $6.0 million, or 26.6%, to $28.8 million for the three months ended August 31, 2001 from $22.7 million for the three months ended August 31, 2000. This increase was primarily the result of the growth in the number of associates on assignment from 1,065 at the end of the first quarter of fiscal 2001 to 1,134 at the end of the first quarter of fiscal 2002. The average pay rate per hour was consistent between the two periods. The direct cost of services as a percentage of revenue increased from 58.1% for the three months ended August 31, 2000 to 58.9% for the three months ended August 31, 2001. The net increase reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates and the decrease in conversion fees in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, or 20.1%, to $12.9 million for the three months ended August 31, 2001 from $10.7 million for the three months ended August 31, 2000. This increase was attributable to the increase in the cost of operating and staffing the new office opened in the first quarter of fiscal 2002 and the growth in operations at offices opened prior to the first quarter of fiscal 2002. Management and administrative headcount increased from 237 at the end of the first quarter of fiscal 2001 to 304 at the end of the first quarter of fiscal 2002. Selling, general and administrative expenses decreased as a percentage of revenue from 27.4% for the three months ended August 31, 2000 to 26.3% for the three months ended August 31, 2001. This percentage decrease resulted primarily from improved operating leverage experienced in offices opened more than one year and reduced spending levels in offices during the current quarter which includes summer vacations.

   Amortization and Depreciation Expense. Amortization of intangible assets decreased from $578,000 for the three months ended August 31, 2000 to $31,000 for the three months ended August 31, 2001. Effective as of June 1, 2001, the Company has elected to adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. SFAS No. 142 requires the Company to complete an initial evaluation of goodwill impairment within the first six months of adoption. While the Company has not completed such an analysis, the Company does not believe that an impairment of goodwill has occurred.

   The amortization in the current quarter is related to the amortization of the remaining outstanding balance of $200,000 pertaining to a noncompete agreement entered into when the Company acquired LLC.

   Depreciation expense increased from $192,000 for the three months ended August 31, 2000 to $257,000 for the three months ended August 31, 2001. This increase reflects the continued growth in our number of offices and our investment in information technology.

   Interest Expense. The repayment of the term loan and subordinated notes on December 20, 2000, effectively ended the Company's interest expense obligations. The Company has invested available cash in money market and commercial paper investments which have been classified as cash equivalents due to the short maturities of these investments. Consequently, the Company generated interest income of $282,000 in the quarter ended August 31, 2001 compared to interest expense of $1.2 million in the quarter ended August 31, 2000. The Company earned approximately 3.5%, annualized, on its money market and commercial paper investments during the quarter.

   Income Taxes. The provision for income taxes increased from $1.5 million for the three months ended August 31, 2000 to $2.9 million for the three months ended August 31, 2001. The effective tax rate was approximately 40.0% for both quarters, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company's effective tax rate will not increase in the future.

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

  .  change in the demand for our services by our clients;

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

Liquidity and Capital Resources

   Our primary source of liquidity is our existing cash and cash equivalents, cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. During the current quarter, we completed a secondary public offering of stock which generated $3.2 million of cash (after underwriting discounts, commissions and other transaction related expenses). The Company has invested the net proceeds in money market and commercial paper investments.

   In April 1999, in connection with the acquisition of Resources Connection LLC, we entered into a $28.0 million credit agreement (the "credit agreement") with Bankers Trust Company, now Deutsche Bank Securities Inc., U.S. Bank National Association and BankBoston, N.A., which provided for an $18.0 million term loan facility and a $10.0 million revolving credit facility. The remaining balance on the term loan facility was repaid in December 2000 using the proceeds from our initial public offering of common stock. As of August 31, 2001, we had no outstanding borrowings under the revolving credit facility.

   On September 27, 2001, we replaced the credit agreement with a $10.0 million unsecured revolving credit facility with Bank of America (the "new credit agreement"). Our interest rate options under our new credit agreement are Bank of America's prime rate, a London Inter-Bank Offered ("LIBOR") rate plus 1.5% or Bank of America's Grand Cayman Banking Center ("IBOR") rate plus 1.5%. Interest is payable on the new credit agreement at various intervals no less frequent than quarterly. The new credit agreement expires September 1, 2003.

   Net cash used in operating activities totaled $1.2 million for the three months ended August 31, 2001 compared to net cash provided by operating activities of $3.0 million for the three months ended August 31, 2000. The net decrease in cash provided by operations was caused by increased payments under the company's incentive bonus plan for management triggered by obtaining certain increases in revenue and net income, payments under the Company's new incentive plan for associates and prepayments of federal and state income taxes during the quarter as the Company changed its tax year end from December 31 to May 31, coinciding with its financial statement year-end. The Company's working capital includes $37.0 million in cash and cash equivalents at August 31, 2001.

   Net cash used in investing activities totaled $1.1 million for the first three months of fiscal 2002 compared to $724,000 for the first three months of fiscal 2001. Cash used in investing activities was a result of purchases of property and equipment for existing offices and newly opened offices.

   Net cash provided by financing activities totaled $4.8 million for the three months ended August 31, 2001 and net cash used in financing activities was $1.0 million for the three months ended August 31, 2000. The net cash provided by financing activities reflects the net proceeds received upon the completion of our secondary offering of common stock in addition to stock option exercises and purchases by employees through the company's Employee Stock Purchase Plan.

   Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue making investments in capital equipment, primarily technology hardware and software. In addition, we may consider making certain strategic acquisitions. We anticipate that our current cash, existing availability under our revolving line of credit and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. Our longer-term plans for expanding our business anticipate that these sources of liquidity will be sufficient for the foreseeable future. If we require additional capital resources to grow our business in addition to the proceeds received in the offerings completed in December 2000 and August 2001, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain debt or equity financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business which could have a material adverse affect on our operations, market position and competitiveness.

   Our credit agreement currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital or the stock of our subsidiaries. With limited exceptions, the covenants in our credit agreement limit our aggregate capital expenditures during each fiscal year. The aggregate amount of capital expenditures permitted by our credit agreement during fiscal 2002 is $5.0 million.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which supersedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement effective June 1, 2001 and management does not believe that it will have a material impact on the Company's consolidated financial statements.

   As disclosed in Note 2, the Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets", effective June 1, 2001.

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

   We have not previously experienced an economic downturn, and our business may be significantly affected by such an economic downturn. As the general level of economic activity slows, our clients may delay or cancel plans that involve professional services, particularly outsourced professional services. Consequently, the demand for our associates could decline, resulting in a loss of revenues. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

   We believe that establishing, maintaining and enhancing the Resources Connection brand name is essential to our business. We have filed an application for a United States trademark registration for "Resources Connection" and an application for service mark registration of our name and logo. On August 29, 2001, we received notification from the United States Department of Commerce Patent and Trademark Office that our service mark application has been examined and passed for publication. If no opposition is filed, the Commissioner may issue a certification of registration. We are aware of other companies using the name "Resources Connection" or some variation thereof. There could be potential trade name or trademark infringement claims brought against us by the users of these similar names or trademarks, and those users may have trademark rights that are senior to ours. If an infringement suit were to be brought against us, the cost of defending such a suit could be substantial. If the suit were successful, we could be forced to cease using the service mark "Resources Connection." Even if an infringement claim is not brought against us, it is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

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

  .  changes in demand for our services by our clients;

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

Substantial sales of our common stock by our investors could cause our stock price to decline.


   If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate

Our existing stockholders have significant influence over us and they may make decisions with which you disagree.

   Under a stockholders agreement entered into prior to our initial public offering, certain entities affiliated with Evercore Partners L.L.C., or the Evercore Partners, have agreed to vote their shares in favor of board nominees designated by some of our management stockholders--Donald B. Murray, Stephen J. Giusto, Karen M. Ferguson and Brent M. Longnecker--and these management stockholders have agreed to vote their shares in favor of board nominees designated by the Evercore Partners. Currently, five of our eight directors have been designated by the Evercore Partners and the management stockholders. In addition, our executive officers, directors and principal shareholders, including Evercore Partners Inc. and certain of its affiliates, own approximately 22.8% of the outstanding common shares of common stock. As a result, Evercore Partners Inc. and/or these other stockholders will be able to exercise signficiant influence over us and our affairs, including the election of directors and approval of significant corporate transactions. This influence of our board of directors also may delay, defer or even prevent a change in control of our company, and may make some transactions more difficult or impossible without the support of these stockholders. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

  . provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares, and that our bylaws can be amended only by supermajority vote of the outstanding shares or our board of directors;

  . allow our directors, not our stockholders, to fill vacancies on our board of directors; and

  . provide that the authorized number of directors may be changed only by resolution of the board of directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. At the end of the first quarter of fiscal 2002, we had approximately $37.0 million of cash and highly liquid short-term investments. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

Item 2. Changes in Securities and Use of Proceeds

   There were no issuance or sales of unregistered securities during the three months ended August 31, 2001.

   Our credit agreement currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital or the stock of our subsidiaries. With limited exceptions, the covenants in our credit agreement limit our aggregate capital expenditures during each fiscal year. The aggregate amount of capital expenditures permitted by our credit agreement during fiscal 2002 is $5.0 million.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   a) Exhibits

   None.

   b) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESOURCES CONNECTION, INC.

Date: October 8, 2001       /s/ DONALD B. MURRAY*
                          -------------------------
                              Donald B. Murray
                             President and Chief
                              Executive Officer

Date: October 8, 2001      /s/  STEPHEN J. GIUSTO
                          -------------------------
                              Stephen J. Giusto
                          Chief Financial Officer,
                               Executive Vice
                           President of Corporate
                          Development and Secretary
                            (Principal Accounting
                                  Officer)
--------
* Signing on behalf of the registrant and as a duly authorized officer.