Form 10-Q
period 2001-11-30
RESOURCES CONNECTION INC
filed 2002-01-08
CIK 1084765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

  (MARKONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    Forthe quarterly period ended November 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from __________________ to ____________________

                        Commission File Number: 0-32113

                               -----------------

                          RESOURCES CONNECTION, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                 33-0832424
                   (State or Other               (I.R.S.
                    Jurisdiction         EmployerIdentification
                 ofIncorporation or               No.)
                    Organization)

        695 Town Center Drive, Suite 600, Costa Mesa, California 92626
             (Address of Principal Executive Offices and Zip Code)

                                (714) 430-6400
             (Registrant's Telephone Number, Including Area Code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of January 7, 2002, 21,333,925 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          RESOURCES CONNECTION, INC.

                                     INDEX


                                    Part I--Financial Information

Item 1. Consolidated Financial Statements.........................................................  3

        Consolidated Balance Sheets for November 30, 2001 (Unaudited) and May 31, 2001............  3

        Consolidated Statements of Income for the Three and Six Months Ended November 30, 2001
          and 2000 (Unaudited)....................................................................  4

        Consolidated Statements of Stockholders' Equity for the Six Months Ended November 30, 2001
          and 2000 (Unaudited)....................................................................  5

        Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2001 and 2000
          (Unaudited).............................................................................  6

        Notes to Consolidated Financial Statements................................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..... 10

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

Item 3. Defaults upon Senior Securities........................................................... 21

Item 4. Submission of Matters to a Vote of Security Holders....................................... 21

Item 5. Other Information......................................................................... 21

Item 6. Exhibits and Reports on Form 8-K.......................................................... 21

Signatures........................................................................................ 22

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          RESOURCES CONNECTION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               November 30, 2001 May 31, 2001
                                                                               ----------------- ------------
                                                                                  (unaudited)
                                                   ASSETS
Current assets:
   Cash and cash equivalents..................................................   $ 41,157,000    $ 34,503,000
   Trade accounts receivable, net of allowance for doubtful accounts of
     $2,102,000 and $2,450,000 as of November 30, 2001 and May 31,
     2001, respectively.......................................................     21,898,000      23,908,000
   Deferred income taxes......................................................      2,349,000       2,349,000
   Prepaid expenses and other current assets..................................      5,535,000         853,000
                                                                                 ------------    ------------
       Total current assets...................................................     70,939,000      61,613,000
   Goodwill, net..............................................................     38,501,000      38,214,000
   Property and equipment, net................................................      5,180,000       4,085,000
   Other assets...............................................................      1,286,000       1,433,000
                                                                                 ------------    ------------
       Total assets...........................................................   $115,906,000    $105,345,000
                                                                                 ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses......................................   $  2,135,000    $  2,479,000
   Accrued salaries and related obligations...................................     11,517,000      15,046,000
   Other liabilities..........................................................        807,000       1,123,000
                                                                                 ------------    ------------
       Total current liabilities..............................................     14,459,000      18,648,000
   Deferred income taxes......................................................      1,236,000         665,000
                                                                                 ------------    ------------
       Total liabilities......................................................     15,695,000      19,313,000
                                                                                 ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding...................................................
   Common stock, $0.01 par value, 35,000,000 shares authorized;
     21,301,000 and 20,735,000 shares issued and outstanding as of
     November 30, 2001 and May 31, 2001, respectively.........................        213,000         207,000
   Additional paid-in capital.................................................     72,290,000      66,507,000
   Deferred stock compensation................................................     (1,091,000)     (1,507,000)
   Accumulated other comprehensive loss.......................................        (71,000)        (53,000)
   Notes receivable from stockholders.........................................       (109,000)       (164,000)
   Retained earnings..........................................................     28,980,000      21,043,000
   Treasury stock at cost, 69,000 shares at November 30, 2001 and 48,000
     shares at May 31, 2001...................................................         (1,000)         (1,000)
                                                                                 ------------    ------------
   Total stockholders' equity.................................................    100,211,000      86,032,000
                                                                                 ------------    ------------
   Total liabilities and stockholders' equity.................................   $115,906,000    $105,345,000
                                                                                 ============    ============

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended         Six Months Ended
                                                       ------------------------- -------------------------
                                                       November 30, November 30, November 30, November 30,
                                                           2001         2000         2001         2000
                                                       ------------ ------------ ------------ ------------
                                                       (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenue............................................... $45,661,000  $45,046,000  $94,533,000  $84,201,000
Direct cost of services, primarily payroll and related
  taxes for professional..............................  27,278,000   25,987,000   56,067,000   48,737,000
                                                       -----------  -----------  -----------  -----------
       Gross profit...................................  18,383,000   19,059,000   38,466,000   35,464,000
Selling, general and administrative expenses..........  12,348,000   12,492,000   25,223,000   23,212,000
Amortization of intangible assets.....................      31,000      565,000       62,000    1,143,000
Depreciation expense..................................     287,000      216,000      544,000      408,000
                                                       -----------  -----------  -----------  -----------
       Income from operations.........................   5,717,000    5,786,000   12,637,000   10,701,000
Interest expense......................................                1,140,000                 2,349,000
Interest income.......................................    (309,000)                 (591,000)
                                                       -----------  -----------  -----------  -----------
   Income before provision for income taxes...........   6,026,000    4,646,000   13,228,000    8,352,000
Provision for income taxes............................   2,410,000    1,858,000    5,291,000    3,341,000
                                                       -----------  -----------  -----------  -----------
   Net income......................................... $ 3,616,000  $ 2,788,000  $ 7,937,000  $ 5,011,000
                                                       ===========  ===========  ===========  ===========
Net income per common share:
   Basic.............................................. $      0.17  $      0.18  $      0.38  $      0.32
                                                       ===========  ===========  ===========  ===========
   Diluted............................................ $      0.16  $      0.16  $      0.35  $      0.30
                                                       ===========  ===========  ===========  ===========
Weighted average common shares outstanding:
   Basic..............................................  21,200,000   15,622,000   21,028,000   15,626,000
                                                       ===========  ===========  ===========  ===========
   Diluted............................................  22,702,000   16,973,000   22,725,000   16,896,000
                                                       ===========  ===========  ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Six Months Ended
                                                                       ------------------------
                                                                        November     November
                                                                        30, 2001     30, 2000
                                                                       -----------  -----------
                                                                       (unaudited)  (unaudited)
COMMON STOCK--SHARES:
   Balance at beginning of period.....................................  20,735,000   15,630,000
   Public offering of common stock....................................     230,000
   Exercise of stock options..........................................     293,000
   Issuance of common stock under Employee Stock Purchase Plan........      43,000
                                                                       -----------  -----------
      Balance at end of period........................................  21,301,000   15,630,000
                                                                       ===========  ===========
COMMON STOCK--PAR VALUE:
   Balance at beginning of period..................................... $   207,000  $   156,000
   Public offering of common stock....................................       2,000
   Exercise of stock options..........................................       3,000
   Issuance of common stock under Employee Stock Purchase Plan........       1,000
                                                                       -----------  -----------
      Balance at end of period........................................ $   213,000  $   156,000
                                                                       ===========  ===========
ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period..................................... $66,507,000  $10,222,000
   Public offering of common stock....................................   4,552,000
   Cost of stock offering.............................................    (793,000)
   Exercise of stock options..........................................   1,489,000
   Issuance of common stock under Employee Stock Purchase Plan........     733,000
   Reissuance of treasury stock.......................................                  218,000
   (Forfeit) issuance of restricted stock and grant of stock options..    (198,000)   1,438,000
                                                                       -----------  -----------
      Balance at end of period........................................ $72,290,000  $11,878,000
                                                                       ===========  ===========
DEFERRED STOCK COMPENSATION:
   Balance at beginning of period..................................... $(1,507,000) $  (499,000)
   Issuance (forfeit) of restricted stock and grant of stock options..     198,000   (1,438,000)
   Amortization of deferred stock compensation........................     218,000      175,000
                                                                       -----------  -----------
      Balance at end of period........................................ $(1,091,000) $(1,762,000)
                                                                       ===========  ===========
ACCUMULATED OTHER COMPREHENSIVE LOSS:
   Balance at beginning of period..................................... $   (53,000) $   (32,000)
   Translation adjustments............................................     (18,000)
                                                                       -----------  -----------
      Balance at end of period........................................ $   (71,000) $   (32,000)
                                                                       ===========  ===========
NOTES RECEIVABLE FROM STOCKHOLDERS:
   Balance at beginning of period..................................... $  (164,000) $        --
   Reissuance of treasury stock.......................................                 (164,000)
   Repayment of notes receivable......................................      55,000
                                                                       -----------  -----------
      Balance at end of period........................................ $  (109,000) $  (164,000)
                                                                       ===========  ===========
RETAINED EARNINGS:
   Balance at beginning of period..................................... $21,043,000  $ 7,338,000
   Net income.........................................................   7,937,000    5,011,000
                                                                       -----------  -----------
      Balance at end of period........................................ $28,980,000  $12,349,000
                                                                       ===========  ===========
TREASURY STOCK--SHARES:
   Balance at beginning of period.....................................     (48,000)          --
   Repurchase of shares...............................................     (21,000)     (90,000)
   Reissuance of treasury stock.......................................                   54,000
                                                                       -----------  -----------
      Balance at end of period........................................     (69,000)     (36,000)
                                                                       ===========  ===========
TREASURY STOCK--COST:
   Balance at beginning of period..................................... $    (1,000) $        --
   Repurchase of shares...............................................                  (45,000)
   Reissuance of treasury stock.......................................                   44,000
                                                                       -----------  -----------
      Balance at end of period........................................ $    (1,000) $    (1,000)
                                                                       ===========  ===========
COMPREHENSIVE INCOME:
   Net income......................................................... $ 7,937,000  $ 5,011,000
   Translation adjustments............................................     (18,000)     (32,000)
                                                                       -----------  -----------
      Total comprehensive income...................................... $ 7,919,000  $ 4,979,000
                                                                       ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                          ------------------------
                                                                          November 30, November 30,
                                                                              2001         2000
                                                                          ------------ ------------
                                                                          (unaudited)  (unaudited)
Cash flows from operating activities
   Net income............................................................ $ 7,937,000  $ 5,011,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.....................................     606,000    1,551,000
       Amortization of debt issuance costs...............................                  130,000
       Amortization of deferred stock compensation.......................     218,000      175,000
       Bad debt expense..................................................     447,000      872,000
       Deferred income taxes.............................................     571,000
       Changes in operating assets and liabilities:
          Trade accounts receivable......................................   1,563,000   (4,513,000)
          Prepaid expenses and other current assets......................  (5,010,000)     198,000
          Other assets...................................................      67,000     (234,000)
          Accounts payable and accrued expenses..........................    (344,000)    (493,000)
          Accrued salaries and related obligations.......................  (3,529,000)     924,000
          Other liabilities..............................................      12,000      (87,000)
          Accrued interest payable portion of notes payable..............                1,525,000
                                                                          -----------  -----------
          Net cash provided by operating activities......................   2,538,000    5,059,000
                                                                          -----------  -----------
Cash flows from investing activities
   Purchases of property and equipment...................................  (1,639,000)  (1,041,000)
                                                                          -----------  -----------
          Net cash used in investing activities..........................  (1,639,000)  (1,041,000)
                                                                          -----------  -----------
Cash flows from financing activities
   Proceeds from issuance of common stock................................   4,554,000
   Stock offering costs..................................................    (793,000)
   Proceeds from exercise of stock options...............................   1,205,000
   Proceeds from issuance of common stock under Employee Stock Purchase
     Plan................................................................     734,000
   Proceeds from reissuance of treasury stock............................                   98,000
   Purchases of treasury stock...........................................                  (44,000)
   Repayment of notes receivable from stockholders.......................      55,000
   Payments on term loan.................................................               (4,631,000)
                                                                          -----------  -----------
          Net cash provided by (used in) financing activities............   5,755,000   (4,577,000)
                                                                          -----------  -----------
Net increase (decrease) in cash..........................................   6,654,000     (559,000)
                                                                          -----------  -----------
Cash and cash equivalents at beginning of period.........................  34,503,000    4,490,000
                                                                          -----------  -----------
Cash and cash equivalents at end of period............................... $41,157,000  $ 3,931,000
                                                                          ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                          RESOURCES CONNECTION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  Six months ended November 30, 2001 and 2000

1. Description of the Company and its Business

   Resources Connection, Inc., formerly RC Transaction Corp., was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiary, Resources Connection LLC ("LLC"), and foreign subsidiaries (collectively the "Company"). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, provides clients with experienced professionals who specialize in accounting, finance, information technology and human resources on a project-by-project basis. The Company operates in the United States, Canada, Hong Kong, Taiwan and the United Kingdom. The Company is a Delaware corporation. LLC is a Delaware limited liability company.

   The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30, respectively. The six months ended November 30, 2001 and 2000 consist of 26 weeks, respectively and the three months ended November 30, 2001 and 2000 consist of 13 weeks, respectively.

   On August 13, 2001, the Securities and Exchange Commission, or "SEC", declared the Company's registration statement effective for a secondary offering of the Company's common stock. Selling stockholders sold 3,332,591 shares of the Company's common stock in the offering, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold 200,000 shares in the offering for approximately $3.2 million (after underwriting discounts, commissions and other transaction-related expenses). On September 5, 2001, the underwriters exercised their over-allotment option for an additional 499,889 shares from the selling stockholders, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold an additional 30,000 shares in the over-allotment for approximately $600,000. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

   The financial information for the six months ended November 30, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

                          RESOURCES CONNECTION, INC.

   The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2001, which are included in the Company's Report on Form 10-K (File No. 0-32113) and the Company's Registration Statement on Form S-1 (File No. 333-65272), which was declared effective by the SEC on August 13, 2001.

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

   If the Company had adopted SFAS No. 142 effective June 1, 2000, net income, basic earnings per share and diluted earnings per share would have been as follows:

                                                    Three Months Ended     Six Months Ended
                                                       November 30,          November 30,
                                                   --------------------- ---------------------
                                                      2001       2000       2001       2000
                                                   ---------- ---------- ---------- ----------
Reported net income............................... $3,616,000 $2,788,000 $7,937,000 $5,011,000
Add back: goodwill amortization, net of tax effect               320,000               648,000
                                                   ---------- ---------- ---------- ----------
Adjusted net income............................... $3,616,000 $3,108,000 $7,937,000 $5,659,000
                                                   ========== ========== ========== ==========
Basic earnings per share:
Reported net income............................... $     0.17 $     0.18 $     0.38 $     0.32
Goodwill amortization.............................                  0.02                  0.04
                                                   ---------- ---------- ---------- ----------
Adjusted net income............................... $     0.17 $     0.20 $     0.38 $     0.36
                                                   ========== ========== ========== ==========
Diluted earnings per share:
Reported net income............................... $     0.16 $     0.16 $     0.35 $     0.30
Goodwill amortization.............................                  0.02                  0.03
                                                   ---------- ---------- ---------- ----------
Adjusted net income............................... $     0.16 $     0.18 $     0.35 $     0.33
                                                   ========== ========== ========== ==========

   The Company has classified the noncompete agreement of $500,000 related to the purchase of LLC on April 1, 1999, as an intangible asset subject to amortization. The noncompete agreement has an unamortized balance of $169,000 and $231,000 as of November 30, 2001 and May 31, 2001, respectively, and is included as a component of other assets in the Company's consolidated balance sheets. The noncompete agreement was for a period of four years. The aggregate amortization expense related to this intangible was $31,000 for each of the quarters ended November 30, 2001 and 2000. The estimated amortization expense for the remaining unamortized portion will reduce income from operations by another $63,000 for the remainder of fiscal 2002 and $106,000 for fiscal 2003.

Per Share Information

   The Company follows SFAS No. 128, "Earnings Per Share," which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with

                          RESOURCES CONNECTION, INC.

publicly held common shares and potential common shares. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, consisting solely of stock options.

   Potential common shares totaling 269,000 and 204,000 were not included in the diluted earnings per share amounts for the six months ended November 30, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Potential common shares totaling 537,000 and 398,000 were not included in the diluted earnings per share amounts for the three months ended November 30, 2001 and 2000, respectively, as their effect would have been anti-dilutive. For the six months ended November 30, 2001 and 2000, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,697,000 and 1,270,000, respectively. For the three months ended November 30, 2001 and 2000, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,502,000 and 1,351,000, respectively.

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

3. Supplemental Disclosure Of Cash Flow Information

   For the six months ended November 30, 2001 and 2000:

                                                2001       2000
                                             ---------- ----------
Interest paid............................... $       -- $  749,000
Income taxes paid........................... $9,504,000 $3,718,000
Non-cash investing and financing activities:
Deferred stock compensation................. $       -- $1,438,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains "forward- looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Form S-1, as amended (File No. 333-65272), our report on Form 10-K for the year ended May 31, 2001, and our report on Form 10-Q for the three months ended August 31, 2001 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to "Resources Connection", the "Company," "we," "us," and "our" refer to Resources Connection, Inc. and its subsidiaries.

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

   We began operations in June 1996 as a division of Deloitte & Touche LLP, or Deloitte & Touche, and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed a management-led buyout in partnership with our investor, Evercore Partners, Inc., four of its affiliates and six other investors.

   Growth in revenue, to date, has generally been the result of establishing offices in major markets throughout the United States. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology in a limited number of offices. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management in a limited number of offices and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People's Republic of China. During fiscal 2001, we established nine additional domestic offices. In the first quarter of fiscal 2002, we commenced operations in London, England and we added one domestic office in the second quarter of fiscal 2002. As a result, as of November 30, 2001, we served our clients through 42 offices in the United States and four international offices.

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

   Revenue. Revenue increased $615,000, or 1.4%, to $45.7 million for the three months ended November 30, 2001 from $45.0 million for the three months ended November 30, 2000. The increase in total revenue was primarily due to an increase in the proportion of hours generated by associates in the IT service line

(with a higher average billing rate per hour) and a 5.6% increase in the overall average billing rate per hour, offset by a decline in total billable hours resulting from a decrease in the number of associates on assignment from 1,229 at the end of the second quarter of fiscal 2001 to 1,134 at the end of the second quarter of fiscal 2002. We operated 46 offices during the second quarter of fiscal 2002 and 43 offices during the second quarter of the previous fiscal year. We opened one new office during the three months ended November 30, 2001, compared to five in the last year's second fiscal quarter.

   Direct Cost of Services. Direct cost of services increased $1.3 million, or 5.0%, to $27.3 million for the three months ended November 30, 2001 from $26.0 million for the three months ended November 30, 2000. The increase in direct cost of services was primarily due to an increase in the proportion of hours generated by Associates in the IT service line (with a higher average pay rate per hour) and a 5.3% increase in the overall average pay rate per hour, offset by a decline in total billable hours resulting from a decrease in the number of associates on assignment from 1,229 at the end of the second quarter of fiscal 2001 to 1,134 at the end of the second quarter of fiscal 2002. In addition, because of the events related to September 11th, 2001, we paid all active associates for a full eight hour workday, as well as additional compensation for those associates in the greater New York area that were directly affected. The direct cost of services as a percentage of revenue increased from 57.7% for the three months ended November 30, 2000 to 59.7% for the three months ended November 30, 2001. The net increase reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates, the aforementioned effect of the events of September 11th and the decrease in conversion fees in the current quarter compared to the prior year second quarter.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $144,000, or 1.2%, to $12.3 million for the three months ended November 30, 2001 from $12.5 million for the three months ended November 30, 2000. This decrease was attributable to the increase in the cost of operating and staffing the new office opened in the second quarter of fiscal 2002 offset by improved operating efficiency at offices opened prior to the second quarter of fiscal 2002. Management and administrative headcount increased from 267 at the end of the second quarter of fiscal 2001 to 306 at the end of the second quarter of fiscal 2002. Selling, general and administrative expenses decreased as a percentage of revenue from 27.7% for the three months ended November 30, 2000 to 27.0% for the three months ended November 30, 2001. This percentage decrease resulted primarily from improved operating leverage experienced in offices opened more than one year and reduced spending levels in offices during the current quarter.

   Amortization and Depreciation Expense. Amortization of intangible assets decreased from $565,000 for the three months ended November 30, 2000 to $31,000 for the three months ended November 30, 2001. Effective as of June 1, 2001, the Company has elected to adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe that an impairment of goodwill has occurred.

   The amortization in the current quarter is related to the amortization of the remaining balance paid for a non-compete agreement entered into when the Company acquired LLC.

   Depreciation expense increased from $216,000 for the three months ended November 30, 2000 to $287,000 for the three months ended November 30, 2001. This increase reflects the continued growth in our number of offices and our investment in information technology.

   Interest Income/Expense. The repayment of the term loan and subordinated notes on December 20, 2000, effectively ended the Company's interest expense obligations. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. Consequently, the Company generated interest income of $309,000 in the quarter ended November 30, 2001 compared to interest expense of $1.1 million in the quarter ended November 30, 2000. The Company earned approximately 3.1%, annualized, on its money market and commercial paper investments during the quarter.

   Income Taxes. The provision for income taxes increased from $1.9 million for the three months ended November 30, 2000 to $2.4 million for the three months ended November 30, 2001. The effective tax rate was approximately 40.0% for both quarters, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company's effective tax rate will not increase in the future.

Six Months Ended November 30, 2001 Compared to Six Months Ended November 30,
2000

   Revenue. Revenue increased $10.3 million, or 12.3%, to $94.5 million for the six months ended November 30, 2001 from $84.2 million for the six months ended November 30, 2000. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the average number of full-time equivalent associates on assignment for the first six months of fiscal 2002 compared to the first six months of fiscal 2001 and a 7.5% increase in the average billing rate per hour. We operated 44 offices at the beginning of fiscal 2002 and 35 offices at the beginning of the previous fiscal year. We opened two new offices during the six months ended November 30, 2001, compared to eight in the previous fiscal year's first six months.

   Direct Cost of Services. Direct cost of services increased $7.3 million, or 15.0%, to $56.1 million for the six months ended November 30, 2001 from $48.7 million for the six months ended November 30, 2000. The increase in direct cost of services was primarily due to the growth in total billable hours resulting from an increase in the average number of full-time equivalent associates on assignment for the first six months of fiscal 2002 compared to the first six months of fiscal 2001 and a 2.6% increase in the average pay rate per hour. The direct cost of services as a percentage of revenue increased from 57.9% for the six months ended November 30, 2000 to 59.3% for the six months ended November 30, 2001. The net increase reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates, the aforementioned effect of the events of September 11th and the decrease in conversion fees in the first half of the current year compared to the first six months of fiscal 2001.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million, or 8.7%, to $25.2 million for the six months ended November 30, 2001 from $23.2 million for the six months ended November 30, 2000. This increase was attributable to the increase in the cost of operating and staffing the two new offices opened in the first six months of fiscal 2002 and the growth in operations at offices opened prior to fiscal 2002. Management and administrative headcount increased from 267 at the end of the second quarter of fiscal 2001 to 306 at the end of the second quarter of fiscal 2002. Selling, general and administrative expenses decreased as a percentage of revenue from 27.6% for the six months ended November 30, 2000 to 26.7% for the six months ended November 30, 2001. This percentage decrease resulted primarily from improved operating leverage experienced in offices opened more than one year and reduced spending levels in offices during the first six months of fiscal 2002.

   Amortization and Depreciation Expense. Amortization of intangible assets decreased from $1.1 million for the six months ended November 30, 2000 to $62,000 for the six months ended November 30, 2001. Effective as of June 1, 2001, the Company has elected to adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units.

   Depreciation expense increased from $408,000 for the six months ended November 30, 2000 to $544,000 for the six months ended November 30, 2001. This increase reflects the continued growth in our number of offices and our investment in information technology.

   Interest Income/Expense. The repayment of the term loan and subordinated notes on December 20, 2000, effectively ended the Company's interest expense obligations. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. Consequently, the Company generated interest income of $591,000 during the six months ended November 30, 2001 compared to interest expense of $2.3 million for the comparable prior year period.

   Income Taxes. The provision for income taxes increased from $3.3 million for the six months ended November 30, 2000 to $5.3 million for the six months ended November 30, 2001. The effective tax rate was approximately 40.0% for both periods, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company's effective tax rate will not increase in the future.

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

Liquidity and Capital Resources

   Our primary source of liquidity is our existing cash and cash equivalents, cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. During the first six months of fiscal 2002, we completed a secondary public offering of stock that generated $3.8 million of cash (after underwriting discounts, commissions and other transaction related expenses). The Company has invested the net proceeds in money market and commercial paper investments.

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

   Per an agreement dated August 22, 2001, we replaced the credit agreement with a $10.0 million unsecured revolving credit facility (the "new credit agreement") with Bank of America. Our interest rate options under our new credit agreement are Bank of America's prime rate, a London Inter-Bank Offered ("LIBOR") rate plus 1.5% or Bank of America's Grand Cayman Banking Center ("IBOR") rate plus 1.5%. Interest is payable on the new credit agreement at various intervals no less frequently than quarterly. The new credit agreement expires September 1, 2003. As of November 30, 2001, we had no outstanding borrowings under the revolving credit facility.

   Net cash provided by operating activities totaled $2.5 million for the six months ended November 30, 2001 compared to net cash provided by operating activities of $5.1 million for the six months ended November 30, 2000. The net decrease in cash provided by operations was caused by increased payments under the company's incentive bonus plan for management triggered by obtaining certain increases in revenue and net income, payments under the Company's new incentive plan for associates and prepayments of federal and state income taxes as the Company changed its tax year end from December 31 to May 31, in order to coincide with its financial statement year-end. The Company's working capital includes $41.1 million in cash and cash equivalents at November 30, 2001.

   Net cash used in investing activities totaled $1.6 million for the first six months of fiscal 2002 compared to $1.0 million for the first six months of fiscal 2001. Cash used in investing activities was a result of purchases of property and equipment for existing offices and newly opened offices and technology infrastructure enhancements.

   Net cash provided by financing activities totaled $5.8 million for the six months ended November 30, 2001 compared to net cash used in financing activities of $4.6 million for the six months ended November 30, 2000. The net cash provided by financing activities in fiscal 2002 reflects the net proceeds received from our secondary offering of common stock in addition to stock option exercises and purchases by employees through the Company's Employee Stock Purchase Plan. Cash was used in financing activities in fiscal 2001 primarily to repay amounts due on the Company's term loan, which was repaid in full in December 2000.

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

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which supersedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement effective June 1, 2001, and management does not believe that it will have a material impact on the Company's consolidated financial statements.

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

   Although we are not currently evaluating any potential material acquisition candidates, we may acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

   As part of the management-led buyout in April 1999, we entered into a transition services agreement with Deloitte & Touche under which Deloitte & Touche agreed to provide certain services to us at negotiated rates until none of our offices remained in Deloitte & Touche office space which occurred on November 30, 2000. The negotiated rates we agreed to pay to Deloitte & Touche under the transition services agreement may not be indicative of the rates that an independent third party would have charged us for providing the same services. Specifically, an independent third party may have charged us rates more or less favorable than those charged by Deloitte & Touche. If the terms of the transition services agreement, particularly the rates charged by Deloitte & Touche, were more favorable to us than those available from a third party, our general and administrative expenses will likely increase.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. At the end of the second quarter of fiscal 2002, we had approximately $41.1 million of cash and highly liquid short-term investments. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

Item 2. Changes in Securities and Use of Proceeds

   There were no issuances or sales of unregistered securities during the three months ended November 30, 2001.

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

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   a) Exhibits

10.18 Credit Agreement, dated August 22, 2001 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*
--------
* Filed herewith.

   b) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RESOURCES CONNECTION, INC.

Date: January 7, 2002                       /s/ DONALD B. MURRAY*
                                ------------------------------------------------
                                                Donald B. Murray
                                     President and Chief Executive Officer

Date: January 7, 2002                       /s/ STEPHEN J. GIUSTO
                                ------------------------------------------------
                                               Stephen J. Giusto
                                    Chief Financial Officer, Executive Vice
                                President of Corporate Development and Secretary
                                        (Principal Accounting Officer)
--------
* Signing on behalf of the registrant and as a duly authorized officer.