Form 10-Q
period 2002-02-28
RESOURCES CONNECTION INC
filed 2002-04-09
CIK 1084765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ___________

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                                  ____________

                         Commission File Number: 0-32113

                           RESOURCES CONNECTION, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                       33-0832424
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         695 TOWN CENTER DRIVE, SUITE 600, COSTA MESA, CALIFORNIA 92626
              (Address of Principal Executive Offices and Zip Code)

                                 (714) 430-6400
              (Registrant's Telephone Number, Including Area Code)

                                  ____________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of April 5, 2002, 21,533,543 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

================================================================================

                           RESOURCES CONNECTION, INC.

                                      INDEX

                                             Part I--Financial Information

Item 1.        Consolidated Financial Statements ............................................................................   3

               Consolidated Balance Sheets for February 28, 2002 (Unaudited) and May 31, 2001 ...............................   3

               Consolidated Statements of Income for the Three and Nine Months Ended February 28, 2002 and
                    2001 (Unaudited) ........................................................................................   4

               Consolidated Statements of Stockholders' Equity for the Nine Months Ended February 28, 2002 and
                    2001 (Unaudited) ........................................................................................   5

               Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2002 and 2001
                    (Unaudited) .............................................................................................   6

               Notes to Consolidated Financial Statements ...................................................................   7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations ........................   9


Item 3.        Quantitative and Qualitative Disclosures About Market Risk ...................................................  21

                                             Part II--Other Information

Item 1.        Legal Proceedings ............................................................................................  22

Item 2.        Changes in Securities and Use of Proceeds ....................................................................  22

Item 3.        Defaults upon Senior Securities ..............................................................................  22

Item 4.        Submission of Matters to a Vote of Security Holders ..........................................................  22

Item 5.        Other Information ............................................................................................  22

Item 6.        Exhibits and Reports on Form 8-K .............................................................................  22

Signatures ..................................................................................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           RESOURCES CONNECTION, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          February 28, 2002  May 31, 2001
                                                                                          -----------------  ------------
                                                                                            (unaudited)

                                     ASSETS

Current assets:
      Cash and cash equivalents ....................................................       $  32,875,000     $  34,503,000
      Trade accounts receivable, net of allowance for doubtful accounts of
        $2,369,000 and $2,450,000 as of February 28, 2002 and May 31, 2001,
        respectively ...............................................................          20,722,000        23,908,000
      Deferred income taxes ........................................................           2,349,000         2,349,000
      Prepaid expenses and other current assets ....................................           4,207,000           853,000
                                                                                           -------------     -------------
            Total current assets ...................................................          60,153,000        61,613,000
      Investments in marketable securities .........................................          18,000,000
      Goodwill, net ................................................................          38,501,000        38,214,000
      Property and equipment, net ..................................................           5,261,000         4,085,000
      Other assets .................................................................           1,268,000         1,433,000
                                                                                           -------------     -------------
            Total assets ...........................................................       $ 123,183,000     $ 105,345,000
                                                                                           =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ........................................       $   2,167,000     $   2,479,000
      Accrued salaries and related obligations .....................................          12,915,000        15,046,000
      Other liabilities ............................................................             733,000         1,123,000
                                                                                           -------------     -------------
            Total current liabilities ..............................................          15,815,000        18,648,000
      Deferred income taxes ........................................................           1,522,000           665,000
                                                                                           -------------     -------------
            Total liabilities ......................................................          17,337,000        19,313,000
                                                                                           -------------     -------------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
      Common stock, $0.01 par value, 35,000,000 shares authorized; 21,578,000 and 20,735,000 shares issued and outstanding as of February 28, 2002 and
        May 31, 2001, respectively .................................................             216,000           207,000
      Additional paid-in capital ...................................................          75,163,000        66,507,000
      Deferred stock compensation ..................................................          (1,000,000)       (1,507,000)
      Accumulated other comprehensive loss .........................................             (76,000)          (53,000)
      Notes receivable from stockholders ...........................................            (109,000)         (164,000)
      Retained earnings ............................................................          31,653,000        21,043,000
      Treasury stock at cost, 84,000 shares at February 28, 2002 and 48,000
        shares at May 31, 2001 .....................................................              (1,000)           (1,000)
                                                                                           -------------     -------------
      Total stockholders' equity ...................................................         105,846,000        86,032,000
                                                                                           -------------     -------------
      Total liabilities and stockholders' equity ...................................       $ 123,183,000     $ 105,345,000
                                                                                           =============     =============

   The accompanying notes are an integral part of these financial statements.

                           RESOURCES CONNECTION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended                  Nine Months Ended
                                                                  ------------------                  -----------------
                                                             February 28,     February 28,      February 28,     February 28,
                                                                 2002             2001              2002             2001
                                                                 ----             ----              ----             ----
                                                             (unaudited)       (unaudited)      (unaudited)       (unaudited)
Revenue .................................................    $42,635,000      $49,830,000      $137,168,000    $ 134,031,000
Direct cost of services, primarily payroll and
   related taxes for professional
   services employees ...................................     25,797,000       29,457,000        81,864,000       78,193,000
                                                             -----------      -----------      ------------    -------------
            Gross profit ................................     16,838,000       20,373,000        55,304,000       55,838,000
Selling, general and administrative expenses ............     12,301,000       12,680,000        37,524,000       35,893,000
Amortization of intangible assets .......................         31,000          565,000            93,000        1,708,000
Depreciation expense ....................................        316,000          227,000           860,000          635,000
                                                             -----------      -----------      ------------    -------------
            Income from operations ......................      4,190,000        6,901,000        16,827,000       17,602,000
Interest expense ........................................                         248,000                          2,660,000
Interest income .........................................       (265,000)        (251,000)         (856,000)        (314,000)
                                                             -----------      -----------      ------------    -------------
   Income before provision for income taxes and
   extraordinary charge .................................      4,455,000        6,904,000        17,683,000       15,256,000
Provision for income taxes ..............................      1,782,000        2,762,000         7,073,000        6,103,000
                                                             -----------      -----------      ------------    -------------
   Income before extraordinary charge ...................      2,673,000        4,142,000        10,610,000        9,153,000
Extraordinary charge, net of tax effect of
   $381,000 .............................................                         572,000                            572,000
                                                             -----------      -----------      ------------    -------------
      Net income ........................................    $ 2,673,000      $ 3,570,000      $ 10,610,000    $   8,581,000
                                                             ===========      ===========      ============    =============
Basic earnings per share:
   Income before extraordinary charge ...................    $      0.13      $      0.21      $       0.50    $        0.54
   Extraordinary charge .................................                           (0.03)                             (0.03)
                                                             -----------      -----------      ------------    -------------
      Net income ........................................    $      0.13      $      0.18      $       0.50    $        0.51
                                                             ===========      ===========      ============    =============

Diluted earnings per share:
   Income before extraordinary charge ...................    $      0.12      $      0.19      $       0.47    $        0.50
   Extraordinary charge .................................                           (0.02)                             (0.03)
                                                             -----------      -----------      ------------    -------------
      Net income ........................................    $      0.12      $      0.17      $       0.47    $        0.47
                                                             ===========      ===========      ============    =============

Weighted average common shares outstanding:
   Basic ................................................     21,367,000       19,590,000        21,141,000       16,933,000
                                                             ===========      ===========      ============    =============
   Diluted ..............................................     22,937,000       21,306,000        22,796,000       18,350,000
                                                             ===========      ===========      ============    =============

   The accompanying notes are an integral part of these financial statements.

                           RESOURCES CONNECTION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                   February 28,    February 28,
                                                                                      2002            2001
                                                                                  --------------  -------------
                                                                                   (unaudited)     (unaudited)
COMMON STOCK--SHARES:
     Balance at beginning of period ............................................      20,735,000     15,630,000
     Public offering of common stock ...........................................         230,000      5,000,000
     Exercise of stock options .................................................         516,000          4,000
     Issuance of common stock under Employee Stock Purchase Plan ...............          97,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................      21,578,000     20,634,000
                                                                                  ==============  =============

COMMON STOCK--PAR VALUE:
     Balance at beginning of period ............................................   $     207,000   $    156,000
     Public offering of common stock ...........................................           2,000         50,000
     Exercise of stock options .................................................           6,000
     Issuance of common stock under Employee Stock Purchase Plan ...............           1,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................   $     216,000   $    206,000
                                                                                  ==============  =============

ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of period ............................................   $  66,507,000   $ 10,222,000
     Public offering of common stock ...........................................       4,552,000     55,750,000
     Cost of stock offering ....................................................        (793,000)    (1,589,000)
     Exercise of stock options .................................................       3,200,000         11,000
     Issuance of common stock under Employee Stock Purchase Plan ...............       1,895,000
     Reissuance of treasury stock ..............................................                        218,000
     (Forfeiture) issuance of restricted stock and grant of stock options ......        (198,000)     1,388,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................   $  75,163,000   $ 66,000,000
                                                                                  ==============  =============

DEFERRED STOCK COMPENSATION:
     Balance at beginning of period ............................................   $  (1,507,000)  $   (499,000)
     Forfeiture (issuance) of restricted stock and grant of stock options ......         198,000     (1,388,000)
     Amortization of deferred stock compensation ...............................         309,000        271,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................   $  (1,000,000)  $ (1,616,000)
                                                                                  ==============  =============

ACCUMULATED OTHER COMPREHENSIVE LOSS:
     Balance at beginning of period ............................................   $     (53,000)  $    (32,000)
     Translation adjustments ...................................................         (23,000)        (1,000)
                                                                                  --------------  -------------
         Balance at end of period ..............................................   $     (76,000)  $    (33,000)
                                                                                  ==============  =============

NOTES RECEIVABLE FROM STOCKHOLDERS:
     Balance at beginning of period ............................................   $    (164,000)  $         --
     Reissuance of treasury stock ..............................................                       (164,000)
     Repayment of notes receivable .............................................          55,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................   $    (109,000)  $   (164,000)
                                                                                  ==============  =============

RETAINED EARNINGS:
     Balance at beginning of period ............................................   $  21,043,000   $  7,338,000
     Net income ................................................................      10,610,000      8,581,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................   $  31,653,000   $ 15,919,000
                                                                                  ==============  =============

TREASURY STOCK--SHARES:
     Balance at beginning of period ............................................         (48,000)            --
     Repurchase of shares ......................................................         (36,000)      (102,000)
     Reissuance of treasury stock ..............................................                         54,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................         (84,000)       (48,000)
                                                                                  ==============  =============

TREASURY STOCK--COST:
     Balance at beginning of period ............................................   $      (1,000)  $         --
     Repurchase of shares ......................................................                        (45,000)
     Reissuance of treasury stock ..............................................                         44,000
                                                                                  --------------  -------------
         Balance at end of period ..............................................   $      (1,000)  $     (1,000)
                                                                                  ==============  =============

COMPREHENSIVE INCOME:
     Net income ................................................................   $  10,610,000   $  8,581,000
     Translation adjustments ...................................................         (23,000)        (1,000)
                                                                                  --------------  -------------
         Total comprehensive income ............................................   $  10,587,000   $  8,580,000
                                                                                  ==============  =============

   The accompanying notes are an integral part of these financial statements.

                           RESOURCES CONNECTION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Nine Months Ended
                                                                                                       -----------------
                                                                                                  February 28,     February 28,
                                                                                                     2002             2001
                                                                                                     ----             ----
                                                                                                  (unaudited)       (unaudited)
Cash flows from operating activities
     Net income .............................................................................    $ 10,610,000      $  8,581,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ......................................................         953,000         2,343,000
         Amortization of debt issuance costs ................................................                           130,000
         Amortization of deferred stock compensation ........................................         309,000           271,000
         Bad debt expense ...................................................................         679,000         1,612,000
         Deferred income taxes ..............................................................         857,000
         Extraordinary charge ...............................................................                           953,000
         Changes in operating assets and liabilities:
              Trade accounts receivable .....................................................       2,507,000        (8,682,000)
              Prepaid expenses and other current assets .....................................      (3,354,000)          (82,000)
              Other assets ..................................................................          48,000            44,000
              Accounts payable and accrued expenses .........................................        (312,000)         (416,000)
              Accrued salaries and related obligations ......................................      (2,131,000)        5,227,000
              Other liabilities .............................................................        (390,000)          684,000
              Accrued interest payable portion of notes payable .............................                         1,680,000
                                                                                                 ------------      ------------
              Net cash provided by operating activities .....................................       9,776,000        12,345,000
                                                                                                 ------------      ------------

Cash flows from investing activities
     Purchase of investments in marketable securities .......................................     (18,000,000)
     Purchases of property and equipment ....................................................      (2,035,000)       (1,319,000)
                                                                                                 ------------      ------------
              Net cash used in investing activities .........................................     (20,035,000)       (1,319,000)
                                                                                                 ------------      ------------

Cash flows from financing activities
     Proceeds from issuance of common stock .................................................       4,554,000        55,800,000
     Stock offering costs ...................................................................        (793,000)       (1,589,000)
     Proceeds from exercise of stock options ................................................       2,919,000            11,000
     Proceeds from issuance of common stock under Employee Stock Purchase Plan ..............       1,896,000
     Proceeds from reissuance of treasury stock .............................................                            98,000
     Purchases of treasury stock ............................................................                           (45,000)
     Repayment of notes receivable from stockholders ........................................          55,000
     Payments on term loan ..................................................................                       (16,500,000)
     Payments on subordinated notes .........................................................                       (26,951,000)
                                                                                                 ------------      ------------
              Net cash provided by financing activities .....................................       8,631,000        10,824,000
                                                                                                 ------------      ------------

Net (decrease) increase in cash .............................................................      (1,628,000)       21,850,000
Cash and cash equivalents at beginning of period ............................................      34,503,000         4,490,000
                                                                                                 ------------      ------------
Cash and cash equivalents at end of period ..................................................    $ 32,875,000      $ 26,340,000
                                                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                           RESOURCES CONNECTION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  Nine months ended February 28, 2002 and 2001

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

     The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31 or February 28, respectively. The nine months ended February 28, 2002 and 2001 consist of 39 weeks, respectively and the three months ended February 28, 2002 and 2001 consist of 13 weeks, respectively.

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

2.   Summary of Significant Accounting Policies

Interim Financial Information

     The financial information for the three and nine months ended February 28, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Investments in Marketable Securities

     Securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. All held-to-maturity securities have maturity dates greater than one year.

Intangible Assets

     Effective June 1, 2001, the Company elected to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe, based upon the current fair market value of its publicly traded common stock, that an impairment of goodwill has occurred.

     If the Company had adopted SFAS No. 142 effective June 1, 2000, net income, basic earnings per share and diluted earnings per share would have been as follows:

                                                                   Three Months                    Nine Months
                                                                 Ended February 28,              Ended February 28,
                                                                 -------------------            ------------------
                                                               2002        2001               2002          2001
                                                               ----        ----               ----          ----
     Reported net income before extraordinary charge        $2,673,000    $4,142,000       $10,610,000    $ 9,153,000
     Add back: goodwill amortization, net of tax effect                      320,000                          969,000
                                                            ----------    ----------       -----------    -----------

     Adjusted net income before extraordinary charge        $2,673,000    $4,462,000       $10,610,000    $10,122,000
                                                            ==========    ==========       ===========    ===========

     Basic earnings per share:

     Reported net income before extraordinary charge        $     0.13    $     0.21       $      0.50    $      0.54
     Goodwill amortization                                                      0.02                             0.06
                                                            ----------    ----------       -----------    -----------

     Adjusted net income before extraordinary charge        $     0.13    $     0.23       $      0.50    $      0.60
                                                            ==========    ==========       ===========    ===========

     Diluted earnings per share:

     Reported net income before extraordinary charge        $     0.12    $     0.19       $      0.47    $      0.50
     Goodwill amortization                                                      0.02                             0.05
                                                            ----------    ----------       -----------    -----------

     Adjusted net income before extraordinary charge        $     0.12    $     0.21       $      0.47    $      0.55
                                                            ==========    ==========       ===========    ===========

     The Company has classified the noncompete agreement of $500,000 related to the purchase of LLC on April 1, 1999, as an intangible asset subject to amortization. The noncompete agreement has an unamortized balance of $138,000 and $231,000 as of February 28, 2002 and May 31, 2001, respectively, and is included as a component of other assets in the Company's consolidated balance sheets. The noncompete agreement was for a period of four years. The aggregate amortization expense related to this intangible was approximately $31,000 for each of the quarters ended February 28, 2002 and 2001. The estimated amortization expense for the remaining unamortized portion will reduce income from operations by $32,000 in the fourth quarter of fiscal 2002 and $106,000 for fiscal 2003.

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

     Potential common shares totaling 209,000 and 136,000 were not included in the diluted earnings per share amounts for the nine months ended February 28, 2002 and 2001, respectively, as their effect would have been anti-dilutive. Potential common shares totaling 90,000 were not included in the diluted earnings per share amounts for the three months ended February 28, 2002 as their effect would have been anti-dilutive. There were no potential common shares with an anti-dilutive effect for the three months ended February 28, 2001. For the nine months ended February 28, 2002 and 2001, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,655,000 and 1,417,000, respectively. For the three months ended February 28, 2002 and 2001, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,570,000 and 1,716,000, respectively.

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

3.   Supplemental Disclosure Of Cash Flow Information

     For the nine months ended February 28, 2002 and 2001:

                                                             2002        2001
                                                             ----        ----
Interest paid ..........................................  $       --  $  861,000
Income taxes paid ......................................  $9,510,000  $5,272,000
Non-cash investing and financing activities:
  Deferred stock compensation ..........................  $       --  $1,388,000
  Reissuance of treasury shares for notes receivable ...  $       --  $  164,000

4.   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement effective June 1, 2001 and management does not believe that it will have a material impact on the Company's consolidated financial statements.

     As disclosed in Note 2, the Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets", effective June 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Form S-1, as amended (File No. 333-65272), our report on Form 10-K for the year ended May 31, 2001, and our reports on Form 10-Q for the periods ended August 31, 2001 and November 30, 2001 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to "Resources Connection", the "Company," "we," "us," and "our" refer to Resources Connection, Inc. and its subsidiaries.

Overview

     Resources Connection is a professional services firm that provides experienced accounting and finance, human resources management and information technology professionals to clients on a project-by-project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganization and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, and information technology services, such as transitions of management information systems. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, internal audit functions and public reporting.

     We began operations in June 1996 as a division of Deloitte & Touche LLP, or Deloitte & Touche, and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed a management-led buyout in partnership with an investor, Evercore Partners, Inc., four of its affiliates and nine other investors.

     Growth in revenue, to date, has generally been the result of establishing offices in major markets throughout the United States. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology in a limited number of offices. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management in a limited number of offices and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People's Republic of China. During fiscal 2001, we established nine additional domestic offices. In the first quarter of fiscal 2002, we commenced operations in London, England and we added one domestic office in the second quarter of fiscal 2002. As a result, as of February 28, 2002, we served our clients through 42 offices in the United States and four international offices.

Critical Accounting Policies

     The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations and (b) inherently uncertain issues that require management's most difficult, subjective or complex judgments.

         Valuation of long-lived assets--We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the new accounting standard effective June 1, 2001, our goodwill and certain other intangible assets are no longer subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future.

         Allowance for doubtful accounts--We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or we note an unfavorable trend in aggregate receivable collections, additional allowances may be required.

         Income taxes--In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities which are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, additional tax expense may need to be recorded.

     We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

     Revenue. Revenue decreased $7.2 million, or 14.4%, to $42.6 million for the three months ended February 28, 2002 from $49.8 million for the three months ended February 28, 2001. The decrease in revenues resulted from the decline in the total billable hours charged to our clients as compared to the prior year quarter, reflected in the decrease in the number of associates on assignment from 1,300 at the end of the third quarter of fiscal 2001 to 1,003 at the end of the third quarter of fiscal 2002. The decrease in billable hours is attributable to the impact of the recession on our clients, as clients opted to truncate certain assignments as compared to the prior year and have taken greater amounts of time to begin follow-on projects. The decrease in total revenue was offset by an increase in the proportion of hours generated by associates in the IT service line (with a higher average billing rate per hour) and a 3.5% increase in the overall average billing rate per hour. We operated 46 offices during the third quarter of fiscal 2002 and 44 offices during the third quarter of the previous fiscal year. We did not open any new offices during the current quarter and opened one office in last year's third fiscal quarter. We intend to open between one and three offices in the fourth quarter of fiscal 2002, but this is dependent upon identifying appropriate office leadership.

     Direct Cost of Services. Direct cost of services decreased $3.7 million, or 12.4%, to $25.8 million for the three months ended February 28, 2002 from $29.5 million for the three months ended February 28, 2001. The decrease in direct cost of services was attributable to the decrease in total billable hours charged to our clients as compared to the prior year quarter. The number of associates on assignment decreased from 1,300 at the end of the third quarter of fiscal 2001 to 1,003 at the end of the third quarter of fiscal 2002. The decrease in direct cost of services was offset by an increase in the proportion of hours generated by associates in the IT service line (with a higher average pay rate per hour) and a 3.3% increase in the overall average pay rate per hour. The direct cost of services as a percentage of revenue increased from 59.1% for the three months ended February 28, 2001 to 60.5% for the three months ended February 28, 2002. The net increase reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates, the increase in pay to eligible associates for the Christmas and New Year's holidays and the decrease in conversion fees in the current quarter compared to the prior year's third quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $379,000, or 3.0%, to $12.3 million for the three months ended February 28, 2002 from $12.7 million for the three months ended February 28, 2001. This decrease was attributable to the decrease of bonus accruals and bad debt provisions due to lower revenue levels as compared to the prior year's third quarter. Management and administrative headcount increased from 283 at the end of the third quarter of fiscal 2001 to 305 at the end of the third quarter of fiscal 2002. Selling, general and administrative expenses increased as a percentage of revenue from 25.4% for the three months ended February 28, 2001 to 28.9% for the three months ended February 28, 2002. This percentage increase resulted primarily from the lower revenue base in fiscal 2002 over which to spread selling, general and administrative expenses, including fixed operating costs, such as rent expense.

     Amortization and Depreciation Expense. Amortization of intangible assets decreased from $565,000 for the three months ended February 28, 2001 to $31,000 for the three months ended February 28, 2002. Effective June 1, 2001, the Company elected to adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe that an impairment of goodwill has occurred.

     The amortization in the current quarter is related to the amortization of the remaining balance paid for a non-compete agreement entered into when the Company acquired LLC.

     Depreciation expense increased from $227,000 for the three months ended February 28, 2001 to $316,000 for the three months ended February 28, 2002. This increase reflects the growth in our number of offices since the prior year's third quarter and our investment in information technology.

     Interest Income/Expense. The repayment of the term loan and subordinated notes on December 20, 2000, effectively ended the Company's interest expense obligations. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. During the third quarter of fiscal 2002, the Company purchased $18 million of government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through February 2004 and have coupon rates ranging from 2.3% to 3.8%. These investments have been classified in the February 28, 2002 Consolidated Balance Sheet as "held-to-maturity" securities.

     During the third quarter of fiscal 2002, the Company generated interest income of $265,000 compared to net interest income of $3,000 in the quarter ended February 28, 2001. The Company earned approximately 2.3%, annualized, on its money market, commercial paper investments and investments in marketable securities during the quarter.

     Income Taxes. The provision for income taxes decreased from $2.8 million for the three months ended February 28, 2001 to $1.8 million for the three months ended February 28, 2002. The effective tax rate was approximately 40.0% for both quarters, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company's effective tax rate will not increase in the future.

Nine Months Ended February 28, 2002 Compared to Nine Months Ended February 28, 2001

     Revenue. Revenue increased $3.2 million, or 2.3%, to $137.2 million for the nine months ended February 28, 2002 from $134.0 million for the nine months ended February 28, 2001. While total billable hours for the company decreased 2.1%, revenue increased due to growth in billable hours generated by associates in the IT service line (with a higher average billing rate per hour) and a 5.7% increase in the overall billing rate per hour. We operated 44 offices at the beginning of fiscal 2002 and 35 offices at the beginning of the previous fiscal year. We opened two new offices during the nine months ended February 28, 2002, compared to nine in the previous fiscal year's first nine months.

     Direct Cost of Services. Direct cost of services increased $3.7 million, or 4.7%, to $81.9 million for the nine months ended February 28, 2002 from $78.2 million for the nine months ended February 28, 2001. The increase in direct cost of services was primarily due to growth in total billable hours generated by associates in the IT service line (with a higher average pay rate per hour) and a 2.9% increase in the overall pay rate per hour. The direct cost of services as a percentage of revenue increased from 58.3% for the nine months ended February 28, 2001 to 59.7% for the nine months ended February 28, 2002. The net increase reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates and the decrease in conversion fees in the first three quarters of the current year compared to fiscal 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 4.5%, to $37.5 million for the nine months ended February 28, 2002 from $35.9 million for the nine months ended February 28, 2001. This increase was attributable to the increase in the cost of operating and staffing the two new offices opened in the first nine months of fiscal 2002 and the growth in operations at offices opened prior to the third quarter of fiscal 2002. Management and administrative headcount increased from 224 at the beginning of fiscal 2001 to 283 by the end of the third quarter of fiscal 2001, an increase of 26.3%; management and administrative headcount was 290 at the beginning of fiscal 2002, increasing to 305 at the end of the third quarter of fiscal 2002, an increase of 5.2%. Selling, general and administrative expenses increased as a percentage of revenue from 26.8% for the nine months ended February 28, 2001 to 27.4% for the nine months ended February 28, 2002. This percentage decrease resulted primarily from a decline in operating leverage experienced in offices opened more than one year, especially in the third quarter of fiscal 2002.

     Amortization and Depreciation Expense. Amortization of intangible assets decreased from $1.7 million for the nine months ended February 28, 2001 to $93,000 for the nine months ended February 28, 2002. Effective June 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units.

     Depreciation expense increased from $635,000 for the nine months ended February 28, 2001 to $860,000 for the nine months ended February 28, 2002. This increase reflects the growth in our number of offices between the two periods and our investment in information technology.

     Interest Income/Expense. The repayment of the term loan and subordinated notes on December 20, 2000, effectively ended the Company's interest expense obligations. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments and has invested $18 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. Consequently, the Company generated interest income of $856,000 during the nine months ended February 28, 2002 compared to net interest expense of $2.3 million for the comparable prior year period.

     Income Taxes. The provision for income taxes increased from $6.1 million for the nine months ended February 28, 2001 to $7.1 million for the nine months ended February 28, 2002. The effective tax rate was approximately 40.0% for both periods, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company's effective tax rate will not increase in the future.

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

Liquidity and Capital Resources

     Our primary source of liquidity is our existing cash and cash equivalents, cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. During the first nine months of fiscal 2002, we completed a secondary public offering of stock that generated $3.8 million of cash (after underwriting discounts, commissions and other transaction related expenses).

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

     Under an agreement dated August 22, 2001, we replaced the credit agreement with a $10.0 million unsecured revolving credit facility with Bank of America (the "new credit agreement"). Our new credit agreement allows us to choose the interest rate applicable to advances. The interest rates options are Bank of America's prime rate, a London Inter-Bank Offered ("LIBOR") rate plus 1.5% or Bank of America's Grand Cayman Banking Center ("IBOR") rate plus 1.5%. Interest is payable on the new credit agreement at various intervals no less frequently than quarterly. The new credit agreement expires September 1, 2003. As of February 28, 2002, we had no outstanding borrowings under the revolving credit facility.

     Net cash provided by operating activities totaled $9.8 million for the nine months ended February 28, 2002 compared to net cash provided by operating activities of $12.3 million for the nine months ended February 28, 2001. The net decrease in cash provided by operations was caused by increased payments made in fiscal 2002 under the company's incentive bonus plan for management triggered by obtaining certain increases in revenue and net income during fiscal 2001, payments made in fiscal 2002 for amounts earned by associates during fiscal 2001 per the Company's associate incentive plan and prepayments of federal and state income taxes as the Company changed its tax year end from December 31 to May 31, in order to coincide with its financial statement year-end. The Company's working capital includes $32.9 million in cash and cash equivalents at February 28, 2002.

     Net cash used in investing activities totaled $20.0 million for the first nine months of fiscal 2002 compared to $1.3 million for the first nine months of fiscal 2001. During the third quarter of fiscal 2002, the Company classified $18,000,000 of marketable securities as "held-to-maturity" securities since their maturity date is in excess of one year from the balance sheet date. These securities have coupon interest rates of 2.6% to 3.8%. An additional $700,000 was used in fiscal 2002 compared to fiscal 2001 for leasehold improvements, office equipment and information technology upgrades for existing offices and newly opened offices.

     Net cash provided by financing activities totaled $8.6 million for the nine months ended February 28, 2002 compared to $10.8 million for the nine months ended February 28, 2001. The net cash provided by financing activities in fiscal 2002 reflects the net proceeds received from our secondary offering of common stock in addition to stock option exercises and purchases by employees through the Company's Employee Stock Purchase Plan. Cash provided by financing activities in fiscal 2001 represents the net proceeds received from our initial public offering of common stock, offset by repayments in December 2000 of the outstanding balances of the Company's term loan and subordinated debt.

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

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which supersedes APB No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement effective June 1, 2001, and management does not believe that it will have a material impact on the Company's consolidated financial statements.

     As disclosed in Note 2, effective June 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets".



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

     We have experienced an economic downturn, and our business has been significantly affected by the economic downturn. As the general level of economic activity has slowed, our clients have delayed or canceled plans that involve professional services, particularly outsourced professional services. Consequently, the demand for our associates has declined, resulting in a loss of revenues. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

     We believe that establishing, maintaining and enhancing the Resources Connection brand name is essential to our business. We filed an application for a United States trademark registration for "Resources Connection" and an application for service mark registration of our name and logo and, on March 28, 2002, we received notification that the United States Department of Commerce Patent and Trademark Office has registered our service mark and logo. We are aware of other companies using the name "Resources Connection" or some variation thereof. There could be potential trade name or trademark infringement claims brought against us by the users of these similar names or trademarks, and those users may have trademark rights that are senior to ours. If an infringement suit were to be brought against us, the cost of defending such a suit could be substantial. If the suit were successful, we could be forced to cease using the service mark "Resources Connection." Even if an infringement claim is not brought against us, it is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. At the end of the third quarter of fiscal 2002, we had approximately $50.9 million of cash, highly liquid short-term investments and investments with maturities in excess of one year from the balance sheet date. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

Item 2.    Changes in Securities and Use of Proceeds

     There were no issuance or sales of unregistered securities during the three months ended February 28, 2002.

Item 3.    Defaults upon Senior Securities

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.


Item 5.    Other Information

     None.

Item 6.    Exhibits and Reports on Form 8-K-

     a) Exhibits

     None.

     b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RESOURCES CONNECTION, INC.

Date: April 8, 2002                          /s/ DONALD B. MURRAY
                               -------------------------------------------------
                                                Donald B. Murray
                                      President and Chief Executive Officer

Date: April 8, 2002                          /s/ STEPHEN J. GIUSTO
                               -------------------------------------------------
                                                Stephen J. Giusto
                                     Chief Financial Officer, Executive Vice
                                President of Corporate Development and Secretary
                                          (Principal Financial Officer)