Form 10-K
period 2002-05-31
RESOURCES CONNECTION INC
filed 2002-08-23
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-32113

RESOURCES CONNECTION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0832424
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

695 Town Center Drive, Suite 600, Costa Mesa, California 92626
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (714) 430-6400

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of August 16, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $366,649,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market). As of August 16, 2002, there were approximately 21,662,412 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RESOURCES CONNECTION, INC.

In this Report on Form 10-K, “Resources Connection,” “company,” “we,” “us” and “our” refer to the business of Resources Connection LLC for all periods prior to the sale of Resources Connection LLC by Deloitte & Touche LLP, and to Resources Connection, Inc. and its subsidiaries for all periods after the sale. References to “Deloitte & Touche” refer to Deloitte & Touche LLP. References in this Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31.

This Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These

i

statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

The Company’s principal executive offices are located at 695 Town Center Drive, Suite 600, Costa Mesa, California 92626. The Company’s telephone number is (714) 430-6400 and its web site address is http://www.resourcesconnection.com. The information set forth in the web site does not constitute part of this Report on Form 10-K.

ii

PART I

ITEM 1.    BUSINESS

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, human resources management, risk management and information technology professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

We were founded in June 1996 by a team at Deloitte & Touche, led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Additional founding members include our current chief financial officer, Stephen J. Giusto, then also a partner, and Karen M. Ferguson, the current regional managing director of our Northeast practice offices. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a division of Deloitte & Touche from our inception in June 1996 until January 1997. From January 1997 until April 1999, we operated as a subsidiary of Deloitte & Touche. During these periods, due to regulatory constraints applicable to us as part of a Big Five accounting firm, we were unable to provide certain accounting services to audit clients of Deloitte & Touche. In April 1999, we completed a management-led buyout. Subsequent to the management-led buyout, we were able to expand the scope of services we provide to our clients.

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

As of May 31, 2002, we employed more than 1,050 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal, annual survey conducted in late calendar year 2001, to which approximately 76% of all active associates responded, 48% of respondents were CPAs, 41% had Masters degrees, and the average years of professional experience was 18. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We have established a growing and diverse client base of over 1,400 clients, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients include approximately half of the Fortune 100, which accounted for approximately 14.5% of our revenues in fiscal 2002, and three of the Big Five accounting firms. We serve our clients through 43 offices in the United States and four offices abroad. We have grown revenues internally from $9.3 million in fiscal 1997 to $181.7 million in fiscal 2002, a five-year compounded annual growth rate, or CAGR, of 81% and our income from operations over the same period has increased from $869,000 to $21.0 million, a five-year CAGR of 89%. We have been profitable every year since our inception.

We believe our distinctive culture is a valuable asset and is in large part due to our management team, which has extensive experience in the professional services industry. Virtually all of our senior management and office managing directors have Big Five experience and an equity interest in our company. This team has created a culture of professionalism that we believe fosters in our associates a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service to our clients.

Industry Background

Increasing Demand for Outsourced Professional Services

According to a study by Staffing Industry Analysts, Inc., the market for outsourcing of professionals, including information technology, accounting and finance, technical/engineering, medical and legal professionals, is large and growing, with revenues estimated to grow from $40.1 billion in 1999 to $58.6 billion in 2002, representing a CAGR of 13.5%. Accounting and finance professionals, according to the same study, represent one of the fastest growing segments of this market, with revenues estimated to grow from $7.2 billion in 1999 to $13.6 billion in 2002, representing a CAGR of 23.6%. There has been no subsequent update of the information in this forecast, though we understand an update may be available in October 2002. We believe, based on discussions with our clients, this growth is driven by the recognition that by outsourcing professionals companies can:

•	strategically access specialized skills and expertise;

•	effectively supplement internal resources;

•	increase labor flexibility; and

•	reduce their overall hiring and training costs.

Typically, companies use a variety of alternatives to fill their project professional services needs. Companies outsource entire projects to consulting firms; this provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Five accounting firms; however, these arrangements are on an ad hoc basis and have been increasingly limited by regulatory concerns. Companies use temporary employees from traditional and Internet-based staffing firms, who may be less experienced or less qualified than employees of professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

Increasing Supply of Project Professionals

Concurrent with the growth in demand for outsourced professional services, we believe, based on discussions with our associates, that the number of professionals seeking to work on a project basis has increased due to a desire for:

•	more flexible hours and work arrangements, coupled with competitive wages and benefits and a professional culture;

•	challenging engagements that advance their careers, develop their skills and add to their experience base; and

•	a work environment that provides a diversity of, and more control over, client engagements.

The employment alternatives historically available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Five accounting firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less flexible hours and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens.

During the past year of turmoil in the economy and the accounting profession, particularly, we have experienced an increase in the supply of qualified finance and accounting professionals.

Resources Connection Solution

Resources Connection is positioned to capitalize on the confluence of these industry trends. We believe, based on discussions with our clients, that Resources Connection provides clients seeking outsourced professionals with high-quality services because we are able to combine all of the following:

•	a relationship-oriented approach to assess our clients’ project needs;

•	highly qualified professionals with the requisite skills and experience;

•	competitive rates on an hourly, instead of a per project, basis; and

•	significant client control of their projects.

Resources Connection Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced accounting and finance, risk management, human resources management and information technology professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these outsourced professional services. We have developed the following business strategies to achieve this objective:

•
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

•
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

•
Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their businesses and help them define their project needs. Once a project is defined, we identify associates with the appropriate skills and experience to meet the client’s needs. We believe that by partnering with our clients to solve their professional services needs, we can generate new opportunities to serve them. The strength of our client relationships is demonstrated by the fact that 48 of our largest 50 clients in fiscal 2001 remained clients in fiscal 2002.

•
Build the Resources Connection brand. Our objective is to establish Resources Connection as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our more than 1,050 associates on assignment and 300 management employees, most of whom have established relationships with a number of potential clients. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Connection brand. These efforts include an advertising campaign commenced in the fourth quarter of fiscal 2002 in targeted business publications.

Our Growth Strategy

Virtually all of our growth since inception has been internal. We believe we have significant opportunity for continued strong internal growth in our core business and will evaluate potential strategic acquisitions on a case-by-case basis. Key elements of our growth strategy include:

•
Expanding work from existing clients. A principal component of our strategy is to secure additional project work from the more than 1,400 clients we served in fiscal 2002. Prior to the management-led buyout, we were unable to provide certain services to some of our clients due to regulatory constraints applicable to us as part of a Big Five accounting firm. Subsequent to the management-led buyout, we were able to expand the scope of the services we provide to our clients. We believe, based on discussions with our clients, that the amount of revenue we currently receive from most of our clients represents a relatively small percentage of the amount they spend on outsourced professional services, and that, consistent with industry trends, they will continue to increase the amount they spend on these services. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we will capture a significantly larger share of our clients’ expenditures for outsourced professional services.

•
Growing our client base. We will continue to focus on attracting new clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts. During this past year, we have seen more growth within key, existing clients, as opposed to growing through the addition of new middle market clients. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large companies.

•
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

•
Providing additional professional services lines. We will continue to explore, and consider entry into, new professional services lines. Since fiscal 1999, we have diversified our professional services lines by entering into the human resources management, (including executive compensation and corporate governance consulting), the information technology segments, and internal audit services. Our considerations when evaluating new professional services lines include growth potential, profitability, cross-marketing opportunities and competition.

Associates

We believe that an important component of our success over the past five years has been our highly qualified and experienced associates. As of May 31, 2002, we employed over 1,050 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

Our associates are employees of Resources Connection. We pay each associate an hourly rate, overtime premiums as required by law, and offer benefits, including paid vacation and holidays; referral bonus programs; group health and basic term life insurance programs, each with an approximate 50% contribution by the associate; a matching 401(k) retirement plan; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We also have a long-term incentive plan for our associates that affords them the opportunity to earn an annual cash bonus that vests over time. In addition, we offer our associates the ability to participate in the Company’s Employee Stock Purchase Plan. We intend to maintain competitive compensation and benefit programs.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2002, we served over 1,400 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2002, no single client accounted for more than 5% of our revenue and our 10 largest clients accounted for approximately 17.5% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2002.

Allied Waste	Laidlaw Education Services
Blue Shield of California	PepsiCo Inc.
CB Richard Ellis	Pharmacia Corporation
Credit Suisse First Boston Corporation	Siemens Corporation
El Paso Corporation	Southwest Airlines
Exelon Corporation	Toshiba America Electronic Components, Inc
Great West Life and Annuity Life Insurance Company	Toyota Motor Sales, USA, Inc.

Services

Our current professional services capabilities include accounting and finance, risk management, human resources management and information technology. At the end of fiscal 2002, we formed two new subsidiaries to expand our services in internal audit and executive compensation and corporate governance consulting. In fiscal 2002, our revenue from providing accounting and finance services accounted for a substantial majority of our revenue. Our engagements are project-based and often last three months or longer.

Accounting and Finance

Our accounting and finance services include:

Special Projects:    Our accounting and finance associates work on a variety of special projects including:

•	financial analyses, such as product costing and margin analyses;

•	tax-related projects, such as tax compliance and analysis of tax liabilities resulting from acquisitions; and

•	resolving complex accounting problems, such as large out-of-balance accounts and unreconciled balances.

Sample Engagement:    We provided 36 associates over an 18-month period to assist the transition team of a large utility in their efforts to emerge from bankruptcy. Our associates were responsible for:

•	performing special projects related to the bankruptcy;

•	assisting with establishing proper cut-off related to the bankruptcy;

•	assisting with the proof of claims process; and

•	assisting with the integration of the proposed Plan of Reorganization.

Mergers and Acquisitions:    Our accounting and finance associates have assisted with the following functions for clients involved in mergers and acquisitions:

•	due diligence work;

•	integration of financial reporting and accounting systems; and

•	public reporting filings associated with the transaction.

Sample Engagement:    We have provided more than 50 associates to assist with the post-acquisition integration of a multi-billion dollar solid waste management company. Our services were delivered through 19 of our offices with coordination provided by one of our offices. We assigned a specially designated project manager to oversee the delivery of our services, thereby facilitating project management and client control. Our associates were responsible for:

•	performing controller responsibilities at various sites, including preparing internal financial statements, closing the general ledger and managing the accounting staff;

•	restructuring the fixed asset reporting system;

•	assisting with the transition of financial functions during the divestiture of solid waste facilities and closing of other facilities;

•	assisting with converting the newly acquired facilities’ systems to the parent’s systems; and

•	preparing fuel tax returns and related tax schedules.

Finance and Accounting System Implementation and Conversion:    When a company implements a new system, the conversion often entails additional work that burdens management’s time. To address this problem, we provide associates that:

•	assist with the finance and accounting issues of system implementations; and

•	maintain daily operations during the implementation and conversion process in order to minimize disruption to the organization.

Sample Engagement:    We provided 15 associates over a 14-month period to assist one of the world’s largest energy production companies in converting to a new proprietary accounting software system through operations worldwide, developing the relevant required software documentation and relocating its accounting and commercial services departments between two metropolitan areas. Our associates were responsible for:

•	documenting and preparing a flowchart of the accounting system and existing business processes, practices and workflows;

•	reviewing internal controls and developing an operations manual;

•	documenting the new accounting system processes and procedures;

•	performing pre- and post-conversion testing;

•	hiring and training new employees; and

•	designing training programs.

Periodic Accounting and Finance Needs:     Our associates help clients with periodic needs such as:

•	interim senior financial management, including controller or accounting manager tasks;

•	monthly/quarterly/year-end closings;

•	audit preparation;

•	public reporting; and

•	budgeting and forecasting.

Sample Engagement:    We provided 40 associates over a 19-month period to assist a multi-unit medical company with a comprehensive review and clean-up of the company’s consolidated balance sheet in preparation for its year-end audit. Our associates were responsible for:

•	designing a work program and package format to be used by 23 associates in teams across six states;

•	completing a detailed review of approximately 180 entities’ balance sheets, compiling documentation, and obtaining support for the entire trial balance; and

•	proposing adjusting entries and recommending subsequent internal accounting control system and procedure changes.

Assist Start-Ups:    We provide accounting and finance professional services to start-up companies who do not yet have the appropriate management or staff to support their accounting and finance functions.

Sample Engagement:    We have provided two associates over a nine-month period to assist in setting up the accounting function for a company that provides services to start-up companies. Our associates were responsible for:

•	designing a scalable general ledger system to accommodate multiple entities;

•	setting up the accounts payable system for all entities including check disbursements and wire transfers of funds;

•	designing a system for processing semi-monthly payroll;

•	developing cash receipts function including the performance of all treasury functions (collections, deposits, investments); and

•	creating a model for projecting cash flows from individual entities.

Human Resources Management

Our human resources management professional services group was formed in June 1999. These services are currently available in 22 of our offices. Our human resources management services include:

•	development of human resources management procedures, training and policies;

•	compensation program design and implementation;

•	interim senior human resources management; and

•	assistance in complying with governmental employment regulations.

Sample Engagement:    We provided an associate over a seven-month period to assist a global entertainment conglomerate with a number of projects. Our associate was responsible for:

•	evaluating existing health and welfare plans;

•	designing a plan of integration for employee benefit programs of various subsidiaries;

•	developing a plan for early retirement programs associated with a merger; and

•	researching ERISA compliance in various employer health and welfare plans.

Sample Engagement:     We have provided three associates over a three-month period to assist a leading provider of business information and related products and services with a number of projects. Our associates were responsible for:

•	evaluating the existing human resources information system, or HRIS;

•	reviewing vendors and implementing a new HRIS system;

•	updating human resources policies and procedures to reflect consistent corporate policies across numerous acquired companies; and

•	evaluating the various retirement benefits for each of the multiple subsidiaries and acquired companies.

Information Technology

Our information technology professional services group was formed in June 1998. These services are currently available in 18 of our offices. Our information technology services include:

•	financial system/enterprise resource planning implementation and post implementation optimization

•	HRIS implementation and integration; and

•	supporting analytical systems such as consolidation and budgeting and planning tools.

Sample Engagement:    We provided four associates over a six-month period to redesign the reporting process and re-implement Hyperion Enterprise for a diversified international manufacturing corporation. The challenge included managing the complexities of balancing United States financial accounting reporting, international financial accounting reporting and internal operational reporting while creating as little disruption as possible to the users. Our team included a project manager, a technical Enterprise expert and report writing specialists. Our associates were responsible for:

•	creating new reports to satisfy statutory and operational requirements and streamlining and rationalizing 400 existing reports;

•	re-implementing a chart of accounts to support reporting requirements of diverse operational segments;

•	executing a communication plan to educate and create buy-in with the users; and

•	completing other special projects such as legal entity rationalization.

Operations

We generally provide our professional services to clients at a local level through our 43 domestic offices and four international offices, with the oversight and consultation of our corporate management team located in our corporate service center and our regional managing directors. The managing director and client service director(s) in each office are responsible for initiating client relationships, providing associates specifically skilled to perform client projects, ensuring client satisfaction throughout engagements and maintaining client relationships post-engagement. Throughout this process, the corporate management team and regional managing directors are available to consult with the managing director with respect to client services.

Our offices are operated in a decentralized, entrepreneurial manner. The managing directors of our offices are given significant autonomy in the daily operations of their respective offices, and with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing, pricing and hiring. We believe that a substantial portion of the buying decisions made by our clients are made on a local or regional basis and that our offices most often compete with other professional services providers on a local or regional basis. Because our managing directors are in the best position to understand the local and regional outsourced professional services market and because clients often prefer local providers, we believe that a decentralized operating environment maximizes operating performance and contributes to employee and client satisfaction.

We believe that our ability to successfully deliver professional services to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the company and the performance of the director’s particular office. In addition, virtually all members of our office management own equity in our company. We also have a mentor program whereby each new managing director is trained by an experienced managing director, who is responsible for providing support to the new managing director on an ongoing basis.

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

Business Development

Our business development initiatives are composed of:

•	local sales initiatives focused on existing clients and target companies;

•	brand marketing activities; and

•	national and local direct mail programs.

Our business development efforts are driven by the networking and sales efforts of our management. The managing directors and client service directors in our offices develop a list of targeted potential clients and key existing clients. During this past fiscal year, we have hired a small number of additional management professionals to assist the existing management teams with their business development efforts on a national basis. These business development professionals, teamed with the managing directors and client service group, are responsible for initiating and fostering relationships with the senior management of our targeted client companies. These local efforts are supplemented with national marketing assistance. We have a national business development director who, with our top executives, assists with major client opportunities. We believe that these efforts have been effective in generating incremental revenues from existing clients and developing new client relationships.

Our brand marketing initiatives help develop Resources Connection’s image in the markets we serve. Our brand is reinforced by our professionally designed website, brochures and pamphlets, direct mail, public relations efforts and advertising materials. We believe that our branding initiatives coupled with our high-quality client service differentiate us from our competitors and establish Resources Connection as a credible and reputable professional services firm.

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

Competition

We operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms;

•	loaned employees of the Big Five accounting firms;

•	traditional and Internet-based staffing firms and their specialized divisions; and

•	the in-house resources of our clients.

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

Employees

As of May 31, 2002, we had a total of 1,372 employees, including 312 corporate and office-level employees and 1,060 professional services associates. None of our employees is covered by a collective bargaining agreement.

ITEM 2.    PROPERTIES

We maintain a total of 43 domestic offices, which are respectively located in the following metropolitan areas:

Phoenix, Arizona	Boise, Idaho	Cincinnati, Ohio
Costa Mesa, California	Chicago, Illinois (2 locations)	Cleveland, Ohio
Los Angeles, California	Indianapolis, Indiana	Portland, Oregon
Santa Clara, California	Kansas City, Kansas	Philadelphia, Pennsylvania
San Diego, California	Baltimore, Maryland	Pittsburgh, Pennsylvania
San Francisco, California	Boston, Massachusetts	Austin, Texas
Denver, Colorado	Detroit, Michigan	Dallas, Texas
Hartford, Connecticut	Minneapolis, Minnesota	Fort Worth, Texas
Stamford, Connecticut	St. Louis, Missouri	Houston, Texas (2 locations)
Jacksonville, Florida	Las Vegas, Nevada	San Antonio, Texas
Orlando, Florida	Parsippany, New Jersey	Seattle, Washington
Tampa, Florida	Princeton, New Jersey	Milwaukee, Wisconsin
Atlanta, Georgia	New York, New York	Washington, D.C.
Honolulu, Hawaii	Charlotte, North Carolina

Our corporate offices are located in the Costa Mesa, California office in a 19,048 square foot facility under a lease expiring in June 2007. We maintain four international offices: Toronto, Canada; London, England; Hong Kong, People’s Republic of China; and Taipei, Taiwan.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has traded on The Nasdaq National Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of May 31, 2002 was 290.

The following table sets forth the range of high and low sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2001:
Third Quarter (December 15, 2000 through February 24, 2001)	$24.75	$16.00
Fourth Quarter	$33.30	$17.13

Fiscal 2002:
First Quarter	$31.88	$19.50
Second Quarter	$23.56	$17.66
Third Quarter	$27.90	$20.64
Fourth Quarter	$30.06	$24.55

Fiscal 2003:
First Quarter (May 27, 2002 through August 16, 2002)	$27.30	$16.50

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

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 29 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 13. The statements of income data for the year ended May 31, 1998, and the period from June 1, 1998 to March 31, 1999, and the balance sheet data at May 31, 1998 were derived from the financial statements of Resources Connection LLC that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are not included in this Report on Form 10-K. The consolidated statements of income data for the period from November 16, 1998 to May 31, 1999 and the consolidated balance sheet data at May 31, 1999 and 2000 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 31, 2000, 2001 and 2002 and the consolidated balance sheet data at May 31, 2001 and 2002 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Resources Connection LLC		Resources Connection, Inc.
	Year Ended May 31, 1998	Period from June 1, 1998 to March 31, 1999	Period from November 16, 1998 to May 31, 1999	Year Ended May 31, 2000	Year Ended May 31, 2001	Year Ended May 31, 2002
	(dollar amounts in thousands, except per share data)
Consolidated Statements of Income Data (1):
Revenue	$29,685	$55,897	$15,511	$127,459	$191,496	$181,677
Direct cost of services	16,848	31,712	8,745	74,668	112,555	108,715

Gross profit	12,837	24,185	6,766	52,791	78,941	72,962
Selling, general and administrative expenses	9,035	17,071	4,274	34,648	49,964	50,688
Amortization of intangible assets	—	—	371	2,231	2,273	125
Depreciation expense	79	118	30	285	866	1,180

Income from operations	3,723	6,996	2,091	15,627	25,838	20,969
Interest income	—	—	—	—	(633)	(1,183)
Interest expense	—	—	734	4,717	2,676	—

Income before provision for income taxes and extraordinary charge	3,723	6,996	1,357	10,910	23,795	22,152
Provision for income taxes	—	—	565	4,364	9,518	8,861

Income before extraordinary charge	3,723	6,996	792	6,546	14,277	13,291
Extraordinary charge, net of tax effect of $381	—	—	—	—	572	—

Net income	$3,723	$6,996	$792	$6,546	$13,705	$13,291

Pro Forma Data (2):
Income before provision for income taxes	$3,723	$6,996
Pro forma provision for income taxes	1,489	2,798

Pro forma net income	$2,234	$4,198

Net income per common share:
Basic before extraordinary charge			$0.09	$0.42	$0.80	$0.63
Extraordinary charge			—	—	0.03	—

Basic			$0.09	$0.42	$0.77	$0.63

Diluted before extraordinary charge			$0.09	$0.42	$0.74	$0.58
Extraordinary charge			—	—	0.03	—

Diluted			$0.09	$0.42	$0.71	$0.58

Number of shares used in computing net income per share (in thousands):
Basic			8,691	15,630	17,864	21,241

Diluted			8,691	15,714	19,421	22,862

Other Data:
Number of offices open at end of period	18	27	28	35	44	47
Total number of associates on assignment at end of period	326	675	697	1,056	1,283	1,060
Consolidated Balance Sheet Data:
Cash, cash equivalents and long-term marketable securities	$3,168		$876	$4,490	$34,503	$55,745
Working capital	4,504		7,150	7,664	42,965	43,135
Total assets	7,976		58,954	70,106	105,345	131,477
Long-term debt, including current portion	—		42,531	41,771	—	—
Stockholders’ equity	4,928		10,610	17,185	86,032	113,471

(1)
All revenue and direct cost of services for the periods presented have been reclassified to comply with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF, issued in April 2002, requires companies to account for reimbursements received for ‘out-of-pocket’ expenses as revenue. Previously, Resources Connection recorded such reimbursements as a reduction of direct cost of services. As a result of this new rule, revenue and direct cost of services each increased by $1,657, $1,744, $1,127, $127, $459 and $177, for the years ended May 31, 2002, 2001 and 2000, the period from November 16, 1998 through May 31, 1999, the period from June 1, 1998 through March 31, 1999, and the year ended May 31, 1998, respectively.

(2)
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” starting on page 23 and elsewhere in this Report on Form 10-K.

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management, human resources management, and information technology professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

We began operations in June 1996 as a division of Deloitte & Touche and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed a management-led buyout in partnership with Evercore Partners, Inc., four of its affiliates and six other investors. In connection with the buyout, we entered into a transition services agreement with Deloitte & Touche, whereby Deloitte & Touche agreed to provide certain services to us at negotiated rates during the period that we maintained our offices within their locations. We have completed the transition of all of our offices previously located in Deloitte & Touche space. The financial statements of Resources Connection, Inc. for the years ended May 31, 2000 and 2001 include charges for services supplied by Deloitte & Touche. Although these transition services were negotiated at arms length, the charges for these services may not necessarily be indicative of rates available from third parties. Our management has been unable to determine the availability and the cost of similar services had they been provided by third parties.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. In addition, we purchased an operating division of one of the Big Five accounting firms in the United Kingdom, specializing in the selection and recruitment of senior management and interim management capability. The information technology and human resources management service lines have been introduced in a limited number of our offices. At the end of fiscal 2002, we established two new operating entities that will focus primarily on providing internal audit services and executive compensation and corporate governance consulting. We currently serve our clients through 43 offices in the United States and four offices abroad.

We earn revenue primarily by charging our corporate clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and typically invoice our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires an associate onto its permanent payroll. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented less than 4%, 3% and 2% of our revenue for the years ended May 31, 2000, 2001 and 2002, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

The costs to pay our professional associates and all related benefit and incentive costs, including provisions for paid time off and other employee benefits, are included in direct cost of services. We pay our associates on an hourly basis for all hours worked on client engagements and, therefore, direct cost of services tends to vary directly with the volume of revenue we earn. We expense the benefits we pay to our associates as they are earned. These benefits include paid vacation and holidays; a bonus incentive plan; referral bonus programs; group health, dental and life insurance programs; a matching 401(k) retirement plan; the ability to participate in the Company’s Employee Stock Purchase Plan; and professional development and career training. In addition, we pay the related costs of employment, including state and federal payroll taxes, workers’ compensation insurance, unemployment insurance and other costs. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We recognize direct cost of services when incurred.

Selling, general and administrative expenses include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for our company as a whole and within each manager’s geographic market.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations and (b) inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the new accounting standard effective June 1, 2001, our goodwill and certain other intangible assets are no longer subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future.

Allowance for doubtful accounts—We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or we note an unfavorable trend in aggregate receivable collections, additional allowances may be required.

Income taxes—In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, additional tax expense may need to be recorded.

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

	Resources Connection, Inc.
	Year Ended May 31, 2000	Year Ended May 31, 2001	Year Ended May 31, 2002
	(amounts in thousands)
Revenue (1)	$127,459	$191,496	$181,677
Direct cost of services (1)	74,668	112,555	108,715

Gross profit	52,791	78,941	72,962
Selling, general and administrative expenses	34,648	49,964	50,688
Amortization of intangible assets	2,231	2,273	125
Depreciation expense	285	866	1,180

Income from operations	15,627	25,838	20,969
Interest expense (income), net	4,717	2,043	(1,183)

Income before provision for income taxes and extraordinary charge	10,910	23,795	22,152
Provision for income taxes	4,364	9,518	8,861

Income before extraordinary charge	6,546	14,277	13,291
Extraordinary charge, net of tax effect of $381	—	572	—

Net income	$6,546	$13,705	$13,291

(1)
All revenue and direct cost of services for the periods presented have been reclassified to comply with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF, issued in April 2002, requires companies to account for reimbursements received for ‘out-of-pocket’ expenses as revenue. Previously, Resources Connection recorded such reimbursements as a reduction of direct cost of services. As a result of this new rule, revenue and direct cost of services each increased by $1,127, $1,744, and $1,657 for the years ended May 31, 2000, 2001 and 2002, respectively.

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	Resources Connection, Inc.
	Year Ended May 31, 2000	Year Ended May 31, 2001	Year Ended May 31, 2002
Revenue	100.0%	100.0%	100.0%
Direct cost of services	58.6	58.8	59.8

Gross profit	41.4	41.2	40.2
Selling, general and administrative expenses	27.2	26.1	27.9
Amortization of intangible assets	1.8	1.2	0.1
Depreciation expense	0.2	0.4	0.7

Income from operations	12.2	13.5	11.5
Interest expense (income), net	3.7	1.1	(0.7)

Income before provision for income taxes and extraordinary charge	8.5	12.4	12.2
Provision for income taxes	3.4	4.9	4.9

Income before extraordinary charge	5.1	7.5	7.3
Extraordinary charge, net	—	0.3	—

Net income	5.1%	7.2%	7.3%

Year Ended May 31, 2002 compared to Year Ended May 31, 2001

Revenue.    Revenue decreased $9.8 million or 5.1% to $181.7 million for the year ended May 31, 2002 from $191.5 million for the year ended May 31, 2001. The decrease in revenues resulted from the decline in the total billable hours charged to our clients as compared to the prior year, reflected in the decrease in the number of associates on assignment from 1,283 at the end of fiscal 2001 to 1,060 at the end of fiscal 2002. The decrease in billable hours is primarily attributable to the impact of the recession on our clients, as clients opted to truncate certain assignments as compared to the prior year and have taken greater amounts of time to begin follow-on projects. The decrease is also attributable to the loss of middle market clients served during fiscal 2001 and the truncation of services by other middle market clients during fiscal 2002. The decrease in total revenue was offset by an increase in the proportion of hours generated by associates in the IT service line (with a higher average billing rate per hour) and a 4.5% increase in the overall average billing rate per hour. We operated 47 offices during the final quarter of fiscal 2002, compared to 44 offices in the last quarter of fiscal 2001. We intend to open four offices in the domestic United States in fiscal 2003.

Direct Cost of Services.    Direct cost of services decreased $3.8 million or 3.4% to $108.7 million for the year ended May 31, 2002 from $112.6 million for the year ended May 31, 2001. The decrease in direct cost of services was attributable to the decrease in total billable hours charged to our clients as compared to the prior year. The number of associates on assignment declined from 1,283 at the end of fiscal 2001 to 1,060 at the end of fiscal 2002. The decrease in direct cost of services occurred despite a 2.7% increase in the average pay rate per hour between the two years. Direct cost of services increased as a percentage of revenue from 58.8% for fiscal year 2001 to 59.8% for fiscal year 2002. The net increase reflects the incremental increase in billing rate per hour compared to pay rate per hour, offset by the impact of our enriched benefit programs for associates and the decrease in conversion fees in the current year compared to the prior year.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $724,000 or 1.4% to $50.7 million for the year ended May 31, 2002 from $50.0 million for the year ended May 31, 2001. This increase reflects the cost of operating and staffing the three new offices opened during fiscal 2002 as well as a full year of operation for those offices opened in fiscal 2001. Management and administrative headcount increased from 290 at the end of fiscal 2001 to 312 at the end of fiscal 2002, causing an increase in compensation and related benefits expense. The Company also embarked in the fourth quarter of fiscal 2002 on an advertising campaign in targeted business publications. This effort will continue at least into the second quarter of fiscal 2003. Selling, general and administrative expenses increased as a percentage of revenue from 26.1% for the year ended May 31, 2001 to 27.9% for the year ended May 31, 2002. This percentage increase resulted primarily from the lower revenue base in fiscal 2002 over which to spread selling, general and administrative expenses, including fixed operating costs, such as rent expense.

Amortization and Depreciation Expenses.    Amortization of intangible assets decreased from $2.3 million for the year ended May 31, 2001 to $125,000 for the year ended May 31, 2002. Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe that an impairment of goodwill has occurred.

The amortization expense in the current year is related to the amortization of the remaining balance paid for a non-compete agreement entered into when the Company acquired Resources Connection LLC (“LLC”).

Depreciation expense increased from $866,000 for the year ended May 31, 2001 to $1.2 million for the year ended May 31, 2002. This increase reflects the addition of offices since the prior year, a full year of depreciation of assets acquired during fiscal 2001 and our investment in information technology.

Interest (Income) Expense, Net.    The repayment of the term loan and subordinated notes on December 20, 2000, effectively ended the Company’s interest expense obligations. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. During fiscal 2002, the Company purchased $24 million of government-agency bonds with remaining maturity dates in excess of one year from the balance sheet date. The bonds mature through May 2004 and have coupon rates ranging from 3.0% to 4.0%. These investments have been classified in the May 31, 2002 consolidated balance sheet as “held-to-maturity” securities.

During fiscal 2002, the Company generated interest income of $1.2 million compared to net interest expense of $2.0 million in the year ended May 31, 2001. The Company earned approximately 2.6%, annualized, on its money market, commercial paper and other marketable securities investments during the year.

Income Taxes.    The provision for income taxes decreased from $9.5 million for the year ended May 31, 2001 to $8.9 million for the year ended May 31, 2002 due to the decrease in income from operations in fiscal 2002. The effective tax rate was approximately 40.0% for both years, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Year Ended May 31, 2001 compared to Year Ended May 31, 2000

Revenue.    Revenue increased $64.0 million or 50.2% to $191.5 million for the year ended May 31, 2001 from $127.5 million for the year ended May 31, 2000. The increase in total revenue was primarily due to the growth in total billable hours resulting from an increase in the number of associates on assignment from 1,056 at the end of fiscal 2000 to 1,283 at the end of fiscal 2001 and a 12% increase in the average billing rate per hour. Despite the increase in rates, the increase in revenue is primarily attributable to the increase in the number of associates. Revenue also increased from the contribution of the nine new offices during fiscal 2001.

Direct Cost of Services.    Direct cost of services increased $37.9 million or 50.7% to $112.6 million for the year ended May 31, 2001 from $74.7 million for the year ended May 31, 2000. This increase was primarily the result of the growth in the number of associates on assignment during fiscal 2001 and a 1.0% increase in the average pay rate per hour between the two years. Direct cost of services increased slightly as a percentage of revenue from 58.6% for fiscal year 2000 to 58.8% for fiscal year 2001. This net increase reflects the impact of our enriched benefit programs for associates offset by the incremental increase in billing rate per hour compared to pay rate per hour.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $15.3 million or 44.2% to $50.0 million for the year ended May 31, 2001 from $34.6 million for the year ended May 31, 2000. This increase was attributable to the cost of operating and staffing the nine new offices opened during fiscal 2001 and the growth in operations at offices opened prior to fiscal 2001. Management and administrative headcount increased from 224 at the end of fiscal 2000 to 290 at the end of fiscal 2001. Selling, general and administrative expenses decreased as a percentage of revenue from 27.2% for the year ended May 31, 2000 to 26.1% for the year ended May 31, 2001. This percentage decrease resulted primarily from improved operating leverage experienced in offices that had been open more than one year.

Amortization and Depreciation Expenses.    Amortization of intangible assets was relatively unchanged at $2.3 million for the year ended May 31, 2001 compared to $2.2 million for the year ended May 31, 2000. Effective June 1, 2001, the Company adopted SFAS No. 142, which, among other things, eliminated amortization of existing goodwill balances. During fiscal 2001, the Company determined that amortization expense under the previous accounting standards set by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets,” was $2.1 million for goodwill and $125,000 related to the balance paid for a non-compete agreement entered into when the Company acquired LLC.

Depreciation expense increased from $285,000 for the year ended May 31, 2000 to $866,000 for the year ended May 31, 2001. This increase reflects the impact of the completed moves out of our former parent’s office space into our own space resulting in additional investment in furniture and leasehold improvements, continuing growth in our number of offices and our investment in information technology.

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

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2002. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and reflect and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Resources Connection, Inc. Quarter Ended
	Aug. 31, 2000	Nov. 30, 2000	Feb. 28, 2001	May 31, 2001	Aug. 31, 2001	Nov. 30, 2001	Feb. 28, 2002	May 31, 2002
	(in thousands)
Consolidated Statements of Income Data (1):
Revenue	$39,510	$45,470	$50,304	$56,212	$49,340	$46,099	$42,988	$43,250
Direct cost of services	23,104	26,411	29,931	33,109	29,257	27,716	26,150	25,592

Gross profit	16,406	19,059	20,373	23,103	20,083	18,383	16,838	17,658
Selling, general and administrative expenses	10,720	12,493	12,680	14,071	12,875	12,348	12,301	13,164
Amortization of intangible assets	578	565	565	565	31	31	31	32
Depreciation expense	192	216	227	231	257	287	316	320

Income from operations	4,916	5,785	6,901	8,236	6,920	5,717	4,190	4,142
Interest income	(19)	(44)	(251)	(319)	(282)	(309)	(265)	(327)
Interest expense	1,228	1,184	248	16	—	—	—	—

Income before provision for income taxes and extraordinary charge	3,707	4,645	6,904	8,539	7,202	6,026	4,455	4,469
Provision for income taxes	1,483	1,858	2,762	3,415	2,881	2,410	1,782	1,788

Income before extraordinary charge	2,224	2,787	4,142	5,124	4,321	3,616	2,673	2,681
Extraordinary charge, net of tax effect of $381	—	—	572	—	—	—	—	—

Net income	$2,224	$2,787	$3,570	$5,124	$4,321	$3,616	$2,673	$2,681

Net income per common share (2):
Basic	$0.14	$0.18	$0.18	$0.25	$0.21	$0.17	$0.13	$0.13

Diluted	$0.13	$0.16	$0.17	$0.23	$0.19	$0.16	$0.12	$0.12

(1)
All revenue and direct cost of services for the periods presented have been reclassified to comply with the provisions of EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF, issued in April 2002, requires companies to account for reimbursements received for ‘out-of-pocket’ expenses as revenue. Previously, Resources Connection recorded such reimbursements as a reduction of direct cost of services. As a result of this new rule, revenue and direct cost of services each increased by $398, $353, $438, $468, $491, $474, $424,and $355, for the quarters ended May 31 and February 28, 2002, November 30, August 31, May 31 and February 28, 2001 and November 30 and August 31, 2000, respectively.

(2)
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

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of associates eligible for our offered benefits as the average length of employment with Resources increases;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2002.

In April 1999, in connection with the acquisition of Resources Connection LLC, we entered into a $28.0 million credit agreement with a consortium of banks that provided an $18.0 million term loan facility and a $10.0 million revolving credit facility. The remaining balance on the term loan facility was repaid in December 2000 using the proceeds from our initial public offering of common stock.

At May 31, 2002, the Company had operating leases, primarily for office premises, expiring at various dates. Future minimum rental commitments under operating leases are as follows:

Years Ending May 31:
2003	$4,726,000
2004	4,678,000
2005	4,059,000
2006	2,625,000
2007	1,952,000
Thereafter	4,666,000

Total	$22,706,000

On August 22, 2001, we replaced the original credit agreement with a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The credit agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires September 1, 2003. As of May 31, 2002, the Company had no outstanding borrowings under the revolving credit facility.

Net cash provided by operating activities totaled $15.3 million in fiscal 2002 compared to $20.9 million in fiscal 2001. Cash provided by operations resulted primarily from the net earnings of the Company partially offset by growth in working capital. One of the primary components of the net decrease in cash provided by operations was the payments made in fiscal 2002 under the Company’s incentive bonus plan for management triggered by achieving certain increases in revenue and net income during fiscal 2001 and payments made in fiscal 2002 for amounts earned by associates during fiscal 2001 under the Company’s associate incentive plan. The accrual for the management incentive bonus at the end of fiscal 2002 was significantly less than at the end of fiscal 2001 as the Company’s revenue and net income declined. In addition, accruals for salaries were 20% less at the end of fiscal 2002 than they were at the end of fiscal 2001 because of the reduction in the number of associates. A change in the Company tax year-end from December 31 to May 31 as well as estimated tax payments triggered prepayments of $3.5 million for federal and state income taxes. The Company’s working capital includes $31.7 million in cash and cash equivalents at May 31, 2002.

Net cash used in investing activities totaled $27.7 million for fiscal 2002 compared to $2.0 million for fiscal 2001. During fiscal 2002, the Company purchased $24 million of marketable securities and classified them as “held-to-maturity” securities since their remaining maturity dates are in excess of one year from the balance sheet date. These securities have coupon interest rates of 3.0% to 4.0%. The Company also acquired a practice of Ernst & Young LLP (E&Y) in the United Kingdom, specializing in the selection and recruitment of senior management teams and interim management capability. The purchase price was approximately $1.7 million, including transaction costs. An additional $225,000 was used in fiscal 2002 compared to fiscal 2001 for leasehold improvements, office equipment and information technology upgrades for existing offices and newly opened offices.

Net cash provided by financing activities totaled $9.6 million for the year ended May 31, 2002 compared to $11.1 million for the year ended May 31, 2001. The net cash provided by financing activities in fiscal 2002 reflects the net proceeds received from our secondary offering of common stock in addition to stock option exercises and purchases by employees through the Company’s Employee Stock Purchase Plan. Cash provided by financing activities in fiscal 2001 represents the net proceeds received from our initial public offering of common stock, offset by repayments in December 2000 of the outstanding balances of the Company’s term loan, revolving loan and subordinated debt.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily technology hardware and software. In addition, we may consider making certain strategic acquisitions. We anticipate that our current cash, existing availability under our revolving line of credit and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

In April 2002, the Emerging Issues Task Force issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF requires all reimbursements received for ‘out-of-pocket’ expenses to be accounted for as revenue. Previously, the Company recorded such reimbursements as a reduction of direct cost of services. The Company has adopted this Issue effective March 1, 2002 and, as required in the Issue, has reclassified such reimbursements for all prior periods presented in comparative financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which supersedes APB Opinion No. 16 (“APB 16”), “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement effective June 1, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for accounting for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company has adopted this statement effective June 1, 2001 and does not believe, based upon the fair market value of its publicly traded common stock that an impairment of goodwill has occurred.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending August 31, 2002. Management does not believe that it will have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 and is therefore effective for the Company beginning with its fiscal quarter ending August 31, 2002. The Company anticipates that costs incurred in connection with the early extinguishment of debt in fiscal 2001 will be reclassified and included in interest expense with the related income tax benefit included as a component of the provision for income taxes.

RISK FACTORS

You should carefully consider the risks described below before making a decision to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may also adversely impact and impair our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Report on Form 10-K, including our financial statements and the related notes.

This Report on Form 10-K contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report on Form 10-K. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced associates who possess the skills and experience necessary to satisfy their needs. Such professionals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future. Our ability to attract and retain associates with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

•	provide our associates with full-time employment;

•	obtain the type of challenging and high-quality projects that our associates seek;

•	pay competitive compensation and provide competitive benefits; and

•	provide our associates with flexibility as to hours worked and assignment of client engagements.

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

We operate in a competitive, fragmented market, and we compete for clients and associates with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

•	consulting firms;

•	employees loaned by the Big Five accounting firms;

•	traditional and Internet-based staffing firms; and

•	the in-house resources of our clients.

We cannot assure you that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and associates. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.

An economic downturn or change in the use of outsourced professional services associates may adversely affect our business.

Our business has been significantly affected when there has been an economic downturn. During a general level of economic slowing, our clients have delayed or cancelled plans that involve professional services, particularly outsourced professional services. Consequently, the demand for our associates has declined, resulting in a loss of revenues. In addition, the use of professional services associates on a project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

Our business depends upon our ability to secure new projects from clients and, therefore, we could be adversely affected if we fail to do so.

We do not have long-term agreements with our clients for the provision of services. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors’ service offerings or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Connection brand name is essential to our business. We have obtained U.S. registrations on our service mark and logo, Registration No. 2,516,522 registered December 11, 2001, and No. 2,524,226 registered January 1, 2002. We have been aware from time to time of other companies using the name “Resources Connection” or some variation thereof. Some of these companies provide outsourced services, or are otherwise engaged in businesses that could be similar to ours. One company has a web address that is nearly identical to ours, “www.resourceconnection.com”. There could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Connection” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

Our clients may be confused by the presence of competitors and other companies that have names similar to our name.

We are aware of other companies using the name “Resources Connection” or some variation thereof. The existence of these companies may confuse our clients, thereby impeding our ability to build our brand identity.

We may be legally liable for damages resulting from the performance of projects by our associates or for our clients’ mistreatment of our associates.

Many of our engagements with our clients involve projects that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. It is likely, because of the nature of our business, that we will be sued in the future. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. In 2002 our revenue declined by 5%. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services lines;

•	maintain margins in the face of pricing pressures; and

•	manage costs.

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

As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States. If any of these risks or expenses occurs, there could be a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	expenses associated with customizing our professional services for clients in foreign countries;

•	foreign currency exchange rate fluctuations, when we sell our professional services in denominations other than U.S. dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

We may acquire companies in the future, and these acquisitions could disrupt our business.

We may acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	diversion of management’s attention from other business concerns;

•	failure to integrate the acquired company with our existing business;

•	failure to motivate, or loss of, key employees from either our existing business or the acquired business;

•	potential impairment of relationships with our employees and clients;

•	additional operating expenses not offset by additional revenue;

•	incurrence of significant non-recurring charges;

•	incurrence of additional debt with restrictive covenants or other limitations;

•	dilution of our stock as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

We have a limited operating history as an independent company.

We commenced operations in June 1996 as a division of Deloitte & Touche. From January 1997 through April 1999, we operated as a wholly owned subsidiary of Deloitte & Touche. In April 1999, we were sold by Deloitte & Touche. Therefore, our business as an independent company has a limited operating history. Consequently, the historical and pro forma information contained in this document may not be indicative of our future financial condition and performance.

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

Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or any of the other key members of our senior management team could significantly disrupt our operations. Key members of our senior management team include Karen M. Ferguson and Brent M. Longnecker, both of whom are executive vice presidents, John D. Bower, our vice president, finance, and Kate W. Duchene, our chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Bower, Ms. Duchene or Mr. Longnecker.

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock.

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

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•
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

•
prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•
require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•
state that special meetings of our stockholders may be called only by the chairman of the board of directors, our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•
provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares and that our bylaws can be amended only by supermajority vote of the outstanding shares of our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note 10 of the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our company or our management by deterring acquisitions of our stock not approved by our board of directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    At the end of fiscal 2002, we had approximately $55.7 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

RESOURCES CONNECTION, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of
Resources Connection, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc., formerly RC Transaction Corp., and its subsidiaries at May 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orange County, California
July 9, 2002

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$34,503,000	$31,745,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,450,000 and $2,157,000 as of May 31, 2001 and 2002, respectively	23,908,000	19,961,000
Prepaid expenses and other current assets	853,000	1,607,000
Prepaid income taxes		3,505,000
Deferred income taxes	2,349,000	2,560,000

Total current assets	61,613,000	59,378,000
Investments in marketable securities		24,000,000
Intangible assets, net	38,445,000	41,372,000
Property and equipment, net	4,085,000	4,885,000
Other assets	1,202,000	1,842,000

Total assets	$105,345,000	$131,477,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,479,000	$2,401,000
Accrued salaries and related obligations	15,046,000	13,152,000
Other liabilities	1,123,000	690,000

Total current liabilities	18,648,000	16,243,000
Deferred income taxes	665,000	1,763,000

Total liabilities	19,313,000	18,006,000

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 20,735,000 and 21,661,000 shares issued and outstanding as of May 31, 2001 and 2002, respectively	207,000	216,000
Additional paid-in capital	66,507,000	79,991,000
Deferred stock compensation	(1,507,000)	(909,000)
Accumulated other comprehensive loss	(53,000)	(51,000)
Notes receivable from stockholders	(164,000)	(109,000)
Retained earnings	21,043,000	34,334,000
Treasury stock, at cost, 48,000 and 101,000 shares at May 31, 2001 and 2002, respectively	(1,000)	(1,000)

Total stockholders’ equity	86,032,000	113,471,000

Total liabilities and stockholders’ equity	$105,345,000	$131,477,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended
	May 31, 2000	May 31, 2001	May 31, 2002
Revenue	$127,459,000	$191,496,000	$181,677,000
Direct cost of services, primarily payroll and related taxes for professional services employees	74,668,000	112,555,000	108,715,000

Gross profit	52,791,000	78,941,000	72,962,000
Selling, general and administrative expenses	34,648,000	49,964,000	50,688,000
Amortization of intangible assets	2,231,000	2,273,000	125,000
Depreciation expense	285,000	866,000	1,180,000

Income from operations	15,627,000	25,838,000	20,969,000
Interest income		(633,000)	(1,183,000)
Interest expense	4,717,000	2,676,000

Income before provision for income taxes and extraordinary charge	10,910,000	23,795,000	22,152,000
Provision for income taxes	4,364,000	9,518,000	8,861,000

Income before extraordinary charge	6,546,000	14,277,000	13,291,000
Extraordinary charge, net of tax effect of $381,000		572,000

Net income	$6,546,000	$13,705,000	$13,291,000

Net income per common share:
Basic before extraordinary charge	$0.42	$0.80	$0.63
Extraordinary charge		0.03

Basic	$0.42	$0.77	$0.63

Diluted before extraordinary charge	$0.42	$0.74	$0.58
Extraordinary charge		0.03

Diluted	$0.42	$0.71	$0.58

Weighted average common shares outstanding:
Basic	15,630,000	17,864,000	21,241,000

Diluted	15,714,000	19,421,000	22,862,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock		Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances as of May 31, 1999	15,630,000	$156,000	$9,699,000	$(37,000)	—	$—	$—	$—	$792,000	$10,610,000
Deferred stock compensation			523,000	(523,000)
Amortization of deferred stock compensation				61,000						61,000
Comprehensive income:
Currency translation adjustment, net of tax								(32,000)		(32,000)
Net income for the year ended May 31, 2000									6,546,000	6,546,000

Total comprehensive income										6,514,000

Balances as of May 31, 2000	15,630,000	156,000	10,222,000	(499,000)				(32,000)	7,338,000	17,185,000
Initial public offering of common stock	5,000,000	50,000	55,750,000							55,800,000
Costs related to stock offering			(1,690,000)							(1,690,000)
Exercise of stock options	105,000	1,000	369,000							370,000
Repurchase of treasury stock					123,000	(45,000)				(45,000)
Reissuance of treasury stock			469,000		(75,000)	44,000	(164,000)			349,000
Deferred stock compensation			1,387,000	(1,387,000)
Amortization of deferred stock compensation				379,000						379,000
Comprehensive income:
Currency translation adjustment, net of tax								(21,000)		(21,000)
Net income for the year ended May 31, 2001									13,705,000	13,705,000

Total comprehensive income										13,684,000

Balances as of May 31, 2001	20,735,000	207,000	66,507,000	(1,507,000)	48,000	(1,000)	(164,000)	(53,000)	21,043,000	86,032,000
Secondary offering of common stock	230,000	2,000	4,552,000							4,554,000
Costs related to stock offering			(793,000)							(793,000)
Exercise of stock options	599,000	6,000	3,859,000							3,865,000
Tax benefit from exercise of stock options			4,169,000							4,169,000
Issuance of common stock under Employee Stock Purchase Plan	97,000	1,000	1,895,000							1,896,000
Repurchase of treasury stock					53,000
Reversal of deferred compensation for restricted stock and stock options forfeited			(198,000)	198,000
Amortization of deferred stock compensation				400,000						400,000
Repayment of notes receivable from shareholders							55,000			55,000
Comprehensive income:
Currency translation adjustment, net of tax								2,000		2,000
Net income for the year ended May 31, 2002									13,291,000	13,291,000

Total comprehensive income										13,293,000

Balances as of May 31, 2002	21,661,000	$216,000	$79,991,000	$(909,000)	101,000	$(1,000)	$(109,000)	$(51,000)	$34,334,000	$113,471,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2000	2001	2002
Cash flows from operating activities
Net income	$6,546,000	$13,705,000	$13,291,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,516,000	3,139,000	1,305,000
Amortization of debt issuance costs	298,000	130,000
Amortization of deferred stock compensation	61,000	379,000	400,000
Bad debt expense	1,048,000	2,110,000	1,007,000
Extraordinary charge		953,000
Tax benefit from exercise of stock options			4,169,000
Changes in operating assets and liabilities:
Trade accounts receivable	(7,302,000)	(7,852,000)	2,940,000
Prepaid expenses and other current assets	75,000	144,000	(754,000)
Prepaid income taxes			(4,587,000)
Other assets	(484,000)	(598,000)	(36,000)
Accounts payable and accrued expenses	35,000	(33,000)	(78,000)
Accrued salaries and related obligations	4,722,000	7,596,000	(1,894,000)
Other liabilities	219,000	322,000	(433,000)
Accrued interest payable portion of notes payable	2,840,000	1,680,000
Deferred income taxes	(68,000)	(764,000)	(2,000)

Net cash provided by operating activities	10,506,000	20,911,000	15,328,000

Cash flows from investing activities
Purchases of marketable securities			(24,000,000)
Purchase of Executive Search & Selection practice, including transaction costs			(1,683,000)
Purchase of Resources Connection LLC, net of cash acquired and including transaction costs	(271,000)	(225,000)
Purchases of property and equipment	(3,021,000)	(1,755,000)	(1,980,000)

Net cash used in investing activities	(3,292,000)	(1,980,000)	(27,663,000)

Cash flows from financing activities
Proceeds from issuance of common stock		55,800,000	4,554,000
Stock offering costs		(1,690,000)	(793,000)
Proceeds from exercise of stock options		370,000	3,865,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan			1,896,000
Proceeds from reissuance of treasury stock		98,000
Purchases of treasury stock		(45,000)
Repayment of notes receivable from stockholders			55,000
Payments on term loan	(1,500,000)	(16,500,000)
Payment on subordinated notes		(26,951,000)
Net repayments on revolving loan	(2,100,000)

Net cash (used in) provided by financing activities	(3,600,000)	11,082,000	9,577,000

Net increase (decrease) in cash	3,614,000	30,013,000	(2,758,000)
Cash and cash equivalents at beginning of period	876,000	4,490,000	34,503,000

Cash and cash equivalents at end of period	$4,490,000	$34,503,000	$31,745,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Company and its Business

Resources Connection, Inc., formerly RC Transaction Corp., was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiary, Resources Connection LLC (“LLC”), and foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999 (see Note 3), Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, provides clients with experienced professionals who specialize in accounting, finance, tax, risk management, information technology and human resources on a project basis. The Company operates in the United States, Canada, Hong Kong, Taiwan and the United Kingdom. The Company is a Delaware corporation. LLC is a Delaware organized limited liability company.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31. The fiscal years ended May 31, 2000, 2001 and 2002 consist of 52 weeks.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Non-refundable conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were less than 4%, 3% and 2% of revenue for the years ended May 31, 2000, 2001 and 2002, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of income.

Per Share Information

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Potential common shares totaling 751,000 and 827,000 were not included in the diluted earnings per share amounts for the years ended May 31, 2000 and 2002, respectively, as their effect would have been anti-dilutive. There were no potential common shares with an anti-dilutive effect for the year ended May 31, 2001. For the years ended May 31, 2000, 2001 and 2002, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 84,000, 1,557,000 and 1,621,000, respectively.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets that range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.

Assessments of whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

Intangible Assets

Effective June 1, 2001, the Company elected to adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe that, based upon the current fair market value of its publicly traded common stock, an impairment of goodwill has occurred.

Had the provisions of SFAS No. 142 been applied for the years ended May 31, 2000 and 2001, the Company’s income before extraordinary item, net income, basic earnings per share and diluted earnings per share would have been as follows:

	Year Ended May 31,
	2000	2001	2002
Reported income before extraordinary charge	$6,546,000	$14,277,000	$13,291,000
Add back: goodwill amortization, net of tax effect	1,264,000	1,289,000	—

Adjusted income before extraordinary charge	7,810,000	15,566,000	13,291,000
Extraordinary charge, net of tax effect	—	(572,000)	—

Adjusted net income	$7,810,000	$14,994,000	$13,291,000

Basic earnings per share:
Reported income before extraordinary charge	$0.42	$0.80	$0.63
Goodwill amortization	0.08	0.07	—

Adjusted income before extraordinary charge	0.50	0.87	0.63
Extraordinary charge	—	(0.03)	—

Adjusted net income	$0.50	$0.84	$0.63

Diluted earnings per share:
Reported income before extraordinary charge	$0.42	$0.74	$0.58
Goodwill amortization	0.08	0.06	—

Adjusted income before extraordinary charge	0.50	0.80	0.58
Extraordinary charge	—	(0.03)	—

Adjusted net income	$0.50	$0.77	$0.58

The Company has classified the noncompete agreement of $500,000 related to the purchase of LLC on April 1, 1999, as an intangible asset subject to amortization. The noncompete agreement has an unamortized balance of $231,000 and $106,000 as of May 31, 2001 and May 31, 2002, respectively. The noncompete agreement was for a period of four years. The aggregate amortization expense related to this intangible was approximately $125,000 for each of the years ended May 31, 2000, 2001 and 2002. The amortization expense for the remaining unamortized portion will reduce income from operations by $106,000 in fiscal 2003.

During the quarter ended February 28, 2001, the Company repaid the outstanding balance of its term loan and subordinated debt of approximately $38.8 million using a portion of the proceeds of the Company’s initial public offering of its common stock; consequently, the remaining balance of unamortized debt issuance costs associated with the Company’s term loan and subordinated debt were written off, resulting in an extraordinary charge of $572,000 (net of income tax effect of $381,000).

Refer to Note 3 for further description of the Company’s intangible assets.

Interest Rate Swap

During fiscal 1999, the Company entered into an interest rate swap to manage its term loan debt with the objective of minimizing the volatility of the Company’s borrowing cost. At May 31, 2000, the Company fixed the interest rate on a notional amount of $12.6 million. Net payments or receipts under the agreement were recorded in interest expense on a current basis. As a result of the repayment of the term loan debt on December 20, 2000, the interest rate swap agreement was terminated. The Company recognized interest expense upon the termination of the agreement of approximately $218,000 during the year ended May 31, 2001.

Stock-Based Compensation

The Company has adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” for measurement and recognition of employee stock-based transactions. SFAS No. 123 defines a fair value based method of accounting for stock based compensation. Fair value of the stock based awards is determined considering factors such as the exercise price, the expected life of the award, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the award. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period.

The Company continues to measure compensation cost under the intrinsic value method provided by Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”) and to include the required pro forma disclosures. Under the intrinsic value method, compensation cost is measured at the grant date as the difference between the estimated market value of the underlying stock and the exercise price. Compensation cost is recognized ratably over the service period.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Recent Accounting Pronouncements

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF requires all reimbursements received for ‘out-of-pocket’ expenses to be accounted for as revenue. Previously, the Company recorded such reimbursements as a reduction of direct cost of services. The Company has adopted this Issue effective March 1, 2002 and, as required in the Issue, has reclassified such reimbursements for all prior periods presented in the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which supersedes APB Opinion No. 16 (“APB 16”), “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement effective June 1, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which supersedes APB Opinion No. 17, “Intangible Assets”. The Company has adopted this statement effective June 1, 2001 (see “Intangible Assets” in Note 2).

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending August 31, 2002. Management does not believe that it will have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 and is therefore effective for the Company beginning with its fiscal quarter ending August 31, 2002. The Company anticipates that costs incurred in connection with the early extinguishment of debt in fiscal 2001 will be reclassified and included in interest expense with the related income tax benefit included as a component of the provision for income taxes.

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

3.    Acquisitions

On April 15, 2002, the Company completed the acquisition of a practice of Ernst & Young LLP (E&Y) in the United Kingdom, specializing in the selection and recruitment of senior management teams and interim management capability. The purchase price was approximately $1.5 million, excluding transaction costs of approximately $200,000. The purchase price has been allocated, based upon an independent valuation analysis, to intangible assets, consisting of goodwill of $1.3 million, and a database of the practice’s candidates, prospects and clients of $384,000. The purchase price allocated to the database will be amortized over 2 years. There were no tangible assets or liabilities acquired in this transaction. The purchase agreement with E&Y also provides for E&Y to refer opportunities to the Company and for certain Company employees to utilize office space at E&Y’s offices. Pro forma disclosures related to this acquisition are not presented due to immateriality.

On April 1, 1999, the Company completed the acquisition of all of the outstanding membership interests of LLC for approximately $55 million in cash, excluding cash acquired and transaction costs. The Company has accounted for this transaction under the purchase method of accounting. The purchase price exceeded the estimated fair value of LLC’s net tangible assets by approximately $43.3 million, which was allocated to intangible assets, consisting of goodwill of $42.8 million and a noncompete agreement of $500,000.

In connection with the acquisition of LLC, the Company entered into a transition services agreement (“Agreement”) with the seller whereby the seller agreed to provide certain services (as defined in the Agreement) to the Company at negotiated terms during the period the Company maintained offices within the seller’s locations. The use of the services may not necessarily have been provided at terms available from third parties. Therefore, the accompanying fiscal 2000 and 2001 financial statements of the Company may not necessarily be indicative of the financial position and results that would have occurred if the Company had undertaken such transactions with third parties. The Company’s management was unable to determine the availability and the cost of similar services had they been provided by third parties. Total expenses under the Agreement were approximately $1.3 million and $64,000 for the years ended May 31, 2000 and 2001, respectively. At May 31, 2000, the Company maintained five offices within the seller’s locations. The Company completed all relocations by August 31, 2000.

4.    Property and Equipment

Property and equipment consist of the following at May 31:

	2001	2002
Computers and equipment	$3,458,000	$3,846,000
Furniture	1,142,000	1,593,000
Leasehold improvements	666,000	1,787,000

	5,266,000	7,226,000
Less accumulated depreciation and amortization	(1,181,000)	(2,341,000)

	$4,085,000	$4,885,000

5.    Intangible Assets

Intangible assets consist of the following at May 31:

	2001	2002
Noncompete agreement	$500,000	$500,000
Candidate, prospect and client database	—	384,000
Goodwill	42,832,000	45,500,000

	43,332,000	46,384,000
Less accumulated amortization	(4,887,000)	(5,012,000)

	$38,445,000	$41,372,000

6.    Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations for the years ended May 31:

	2000	2001	2002
Current
Federal	$3,570,000	$8,428,000	$7,038,000
State	862,000	1,854,000	1,825,000

	4,432,000	10,282,000	8,863,000

Deferred
Federal	(83,000)	(610,000)	(157,000)
State	15,000	(154,000)	155,000

	(68,000)	(764,000)	(2,000)

	$4,364,000	$9,518,000	$8,861,000

The components of the provision for deferred income taxes are as follows for the years ended May 31:

	2000	2001	2002
Allowance for doubtful accounts	$(276,000)	$(376,000)	$116,000
Property and equipment	67,000	58,000	(1,000)
Goodwill and noncompete agreement	266,000	259,000	1,180,000
Accrued expenses	4,000	(673,000)	(116,000)
Deferred compensation	—	—	(357,000)
Foreign items	—	—	(889,000)
State taxes	(129,000)	(32,000)	65,000

Net deferred income tax provision	$(68,000)	$(764,000)	$(2,000)

The provision for income taxes from operations differs from the amount that would result from applying the federal statutory rate as follows for the years ended May 31:

	2000	2001	2002
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.4%	5.5%	6.9%
Other, net	0.6%	0.5%	(0.9)%

Effective tax rate	40.0%	40.0%	40.0%

The components of the net deferred tax asset consist of the following as of May 31:

	2001	2002
Deferred tax assets:
Allowance for doubtful accounts	$1,033,000	$917,000
Accrued expenses	1,257,000	1,373,000
Deferred compensation	—	357,000
Foreign items	—	889,000
State taxes	106,000	41,000

	2,396,000	3,577,000

Deferred tax liabilities:
Property and equipment	(141,000)	(140,000)
Goodwill and noncompete agreement	(571,000)	(1,751,000)

	(712,000)	(1,891,000)

Net deferred tax asset	$1,684,000	$1,686,000

Current taxes payable were $328,000 at May 31, 2001, and are included as a component of other liabilities. Prepaid income taxes were $3,505,000 at May 31, 2002.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $4,169,000 for the year ended May 31, 2002. Such benefit is reflected as additional paid-in capital.

7.    Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following as of May 31:

	2001	2002
Accrued salaries, bonuses and related obligations	$12,507,000	$10,590,000
Accrued vacation	2,539,000	2,562,000

	$15,046,000	$13,152,000

8.    Long-Term Obligations (Revolving Credit, Term Loan and Subordinated Notes Payable)

On August 22, 2001, the Company replaced its original credit agreement with a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The credit agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires September 1, 2003. As of May 31, 2002, the Company had no outstanding borrowings under the revolving credit facility.

The Credit Agreement contains certain financial and other restrictive covenants. These covenants include, but are not limited to, a restriction on the amount of dividends that may be distributed to stockholders, and maintaining defined levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a debt leverage ratio and an interest coverage ratio. The Company was in compliance with these covenants as of May 31, 2002.

The Credit Agreement replaced the original April 1999 credit agreement that was terminated in September 2001. In April 1999, in connection with the acquisition of LLC, the Company entered into a $28 million credit agreement with a group of banks providing an $18 million term loan facility and a $10 million revolving credit facility. On December 20, 2000, the $11.9 million remaining balance on the term loan was repaid using a portion of the proceeds from the Company’s initial offering of its common stock. There were no outstanding borrowings on the original revolving credit facility at May 31, 2001.

To facilitate the acquisition of LLC in April 1999, the Company issued $22,000,000 in 12% subordinated promissory notes (the “Notes”) to certain investors. The Notes and interest deferred under the terms of the Notes were repaid on December 20, 2000 using a portion of the proceeds from the Company’s initial offering of its common stock.

9.    Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances and long-term marketable securities with a high credit quality financial institution. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 3%, 4% and 5% of revenue for the years ended May 31, 2000, 2001 and 2002, respectively.

10.    Stockholders’ Equity

The Company has authorized for issuance 35,000,000 shares of common stock with a $0.01 par value. At May 31, 2001 and 2002, there were 20,735,000, and 21,661,000 shares outstanding of common stock, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding at May 31, 2001 and 2002.

On May 10, 2002, the Company’s board of directors adopted a stockholder rights plan, pursuant to which a dividend of one preferred stock purchase right (the “rights”) was declared for each share of common stock outstanding at the close of business on May 28, 2002. The rights are not exercisable until the Distribution Date, which, unless extended by the board, is ten days after a person or group acquires 15% of the voting power of the common stock of the Company or announces a tender offer that could result in a person or group owning 15% or more of the voting power of the common stock of the Company (such person or group, an “Acquiring Person”). Each right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company’s Junior Participating Preferred Stock at a purchase price of $120, subject to certain adjustments.

In the event a person or group becomes an Acquiring Person without the approval of the board of directors, each right will entitle the owner, other than the Acquiring Person, to buy at the right’s then current exercise price, a number of shares of common stock with a market value equal to twice the exercise price of the rights. In addition, if after a person or group becomes an Acquiring Person, the Company was to be acquired by merger, stockholders with unexercised rights could purchase common stock of the acquiring company with a value of twice the exercise price of the rights. The board of directors may redeem the rights for $0.001 per right at any time prior to and including the tenth business day after the first public announcement that a person has become an Acquiring Person. Unless earlier redeemed, exchanged or extended by the board, the rights will expire on May 28, 2012.

On August 13, 2001, the SEC declared the Company’s registration statement effective for a secondary offering of the Company’s common stock. Selling stockholders sold 3,332,591 shares of the Company’s common stock in the offering, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold 200,000 shares in the offering for approximately $3.2 million (after underwriting discounts, commissions and other transaction-related expenses). On September 5, 2001, the underwriters exercised their over allotment option for an additional 499,889 shares from the selling stockholders, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold an additional 30,000 shares in the over-allotment for approximately $600,000.

On December 14, 2000, the SEC declared the Company’s registration statement effective. On December 20, 2000, the Company received the proceeds from its initial public offering of 5,000,000 shares of the Company’s common stock at $12 per share. The net proceeds of the offering (after underwriting discounts, commissions and other transaction related expenses) were $54.1 million. Selling stockholders sold 2,475,000 shares of the Company’s common stock (including the exercise of the underwriter’s over allotment of 975,000 shares), but the Company did not receive any of the proceeds from the sale of those shares.

During fiscal 2002, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 53,000 shares of its common stock from former employees. None of these shares have subsequently been resold. During fiscal 2001, the Company reacquired 123,000 shares of its common stock from former employees. The Company subsequently resold 75,000 shares of common stock for an aggregate purchase price of approximately $513,000 to certain employees and consultants of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% with annual aggregate principal payments of approximately $55,000 through June 30, 2003.

11.    Benefit Plan

The Company established a defined contribution 401(k) plan (“the plan”) on April 1, 1999, which covers all employees who have completed three months of service and are age 21 or older. Participants may contribute up to 15% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual salaries. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 31, 2000, 2001 and 2002, the Company contributed approximately $427,000, $805,000 and $751,000 respectively, to the plan.

12.    Supplemental Disclosure of Cash Flow Information

For the years ended May 31:

	2000	2001	2002
Interest paid	$1,824,000	$5,825,000	$—
Income taxes paid	$4,156,000	$9,853,000	$9,725,000
Noncash investing and financing activities:
Deferred stock compensation	$523,000	$1,387,000	$(198,000)
Reissuance of treasury shares for notes receivable	$—	$164,000	$—

During the year ended May 31, 2001, the Company paid $225,000 of additional consideration relating to the acquisition of LLC that was allocated to the purchase price and had been included in accrued liabilities at May 31, 2000.

During the year ended May 31, 2000, the Company paid $271,000 in transaction costs related to the acquisition of LLC, of which $244,000 had been included in accrued liabilities at May 31, 1999.

13.    Commitments and Contingencies

Lease Commitments

At May 31, 2002, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2002, the Company had no capital leases. Future minimum rental commitments under operating leases are as follows:

Years Ending May 31:
2003	$4,726,000
2004	4,678,000
2005	4,059,000
2006	2,625,000
2007	1,952,000
Thereafter	4,666,000

Total	$22,706,000

Rent expense for the years ended May 31, 2000, 2001 and 2002 totaled $2,368,000, $3,444,000 and $4,706,000, respectively.

Employment Agreements

The Company has employment agreements with certain key members of management expiring between 2002 and 2004. These agreements provide the employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the agreement.

Legal Proceedings

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters if disposed of unfavorably would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

14.    Stock Based Compensation Plans

1998 Restricted Stock Purchase Plan

Under the terms of the Resources Connection, Inc. 1998 Restricted Stock Purchase Plan (the “Purchase Plan”), a total of 5,630,000 shares of common stock may be issued. The Purchase Plan gives the administrator authority to grant awards to management-based employees at a price of at least 85% of the fair market value of the stock (100% of the fair market value of the stock in the case of an individual possessing more than 10% of the total outstanding stock of the Company) on the date the related award was granted. An award under the Purchase Plan gives the participant the right to acquire a specified number of shares of common stock, at a specified price, for a limited period of time. Awards under the Purchase Plan are generally nontransferable. The stock purchased upon exercise of an award generally vests over five years. If the participant’s employment terminates before the participant’s stock is fully vested, the Company may repurchase the unvested stock for the price initially paid by the participant. The administrator may accelerate the vesting of stock acquired under the Purchase Plan in the event of a change in control.

In November 1998, management formed Resources Connection, Inc. (formerly RC Transaction Corp.). From December 1998 through February 1999, 5,630,000 awards were granted and exercised pursuant to the Purchase Plan at a price of $0.01 per share. During the year ended May 31, 2001, repurchased unvested shares of common stock were sold to eligible employees pursuant to the terms of the 1998 Restricted Stock Purchase Plan. The per share weighted average grant date fair values of the unvested awards granted for the years ended May 31, 2000 and 2001 were $2.44 and $4.00, respectively. The amount of unearned compensation recognized for stock re-sold under the Purchase Plan totaled $376,000 and $514,000 for the years ended May 31, 2000 and 2001, respectively. During the year ended May 31, 2002, no shares of repurchased unvested shares of common stock were resold; however, forfeitures by terminated employees with unvested shares of common stock were $6,000. Amortized compensation expense related to the unearned compensation was $54,000, $160,000 and $182,000 for the years ended May 31, 2000, 2001 and 2002, respectively. The Company does not anticipate granting any additional awards under the Purchase Plan.

Employee Stock Purchase Plan

In October 2000, the Company’s board of directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 1,200,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lesser of 85% of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 97,000 shares of common stock pursuant to this plan during the year ended May 31, 2002. There were no shares of common stock issued pursuant to this plan during the year ended May 31, 2001.

1999 Long-Term Incentive Plan

Under the terms of the Resources Connection, Inc. 1999 Long-Term Incentive Plan (the “Incentive Plan”), the Company is authorized to grant restricted stock awards, incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights and bonus awards to directors, officers, key employees, consultants and other agents. Under the terms of the Incentive Plan, the option price for the ISOs and NQSOs shall not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Management’s estimate of the fair market value of the shares of the Company’s common stock prior to December 15, 2000 was based upon a valuation of the Company obtained from an independent appraisal firm. The maximum number of shares of common stock available for grant is 6,540,000. Stock options granted under the Incentive Plan become exercisable generally over periods of one to five years and expire within a period of not more than ten years from the date of grant. There were no options exercisable at May 31, 2000. There were 335,020 options exercisable at May 31, 2001 at a weighted-average exercise price of $3.66 per share and 506,582 options exercisable at May 31, 2002 at a weighted-average exercise price of $10.13 per share.

A summary of the option activity under the Incentive Plan is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at May 31, 1999	—	—	—
Granted, above fair market value	1,498,500	$4.01	$3.11
Granted, below fair market value	330,000	$3.00	$3.44

Options outstanding at May 31, 2000	1,828,500	$3.82	—
Granted, above fair market value	112,000	$5.00	$4.50
Granted, at fair market value	1,356,600	$15.24	$15.24
Granted, below fair market value	235,500	$4.87	$10.17
Exercised	(104,605)	$3.54	—
Cancelled	(375,500)	$5.15	—

Options outstanding at May 31, 2001	3,052,495	$8.87	—
Granted, at fair market value	1,535,100	$26.18	$26.18
Exercised	(599,193)	$6.45	—
Cancelled	(459,750)	$13.88	—

Options outstanding at May 31, 2002	3,528,652	$16.16	—

The following table summarizes significant option groups outstanding as of May 31, 2002 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at May 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable at May 31, 2002	Weighted Average Exercise Price
$3.00 to $6.11	1,201,247	$4.07	7.72	291,372	$3.89
$12.00 to $17.95	957,075	$15.76	8.64	163,950	$17.00
$22.31 to $28.66	1,370,330	$27.03	9.59	51,260	$23.64

	3,528,652	$16.16	8.69	506,582	$10.13

During the years ended May 31, 2000 and 2001, the Company recorded deferred compensation related to options granted to employees of $147,000 and $873,000, respectively, representing the difference between the deemed fair market value of the common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant. During the year ended May 31, 2002, there were forfeitures of $192,000 of the deferred compensation related to options granted to employees as these employees terminated prior to vesting.

The Company recognized amortization expense related to the deferred compensation of $7,000, $219,000 and $218,000 during the years ended May 31, 2000, 2001 and 2002, respectively. The Company amortizes deferred compensation over the related service period of the underlying options.

The Company has adopted the disclosure-only provisions of SFAS No 123. Had compensation cost for the Company’s Incentive Plan been determined based on the fair value at the grant date for awards and consistent with the provisions of SFAS No. 123, the Company’s net income for the periods ended May 31, would have been adjusted to the pro forma amounts indicated below:

	2000	2001	2002
Net income:
As reported	$6,546,000	$13,705,000	$13,291,000
Pro forma	$6,272,000	$10,827,000	$4,742,000
Net income per common share—diluted:
As reported	$0.42	$0.71	$0.58
Pro forma	$0.40	$0.61	$0.21

For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2000	2001	2002
Weighted-average expected life (years)	7	7	5
Annual dividend per share	None	None	None
Risk-free interest rate	6.47%-8.07%	4.98%-6.59%	1.69%-5.11%
Expected volatility	75%	75%	75%

Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of the pro forma effect on reported net income for future years.

15.    Segment Information and Enterprise Reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in one reportable segment as it provides experienced accounting and finance, human capital management and information technology professionals to clients on a project basis. Substantially all of the Company’s assets are located within the United States. For the years ended May 31, 2000, the first year the Company commenced foreign operations, and May 31, 2001 and 2002, revenue from the Company’s foreign operations comprised less than 1% of the Company’s consolidated revenue.

16.    Related Party Transactions

In April 1999, the Company issued $22,000,000 in 12% subordinated promissory notes to certain investors (see Note 8). These notes were repaid in December 2000.

On May 1, 1999, a member of management received a loan of $200,000 from the Company. The loan is interest free and matures on April 1, 2007. During the year ended May 31, 2000, $50,000 of this loan was forgiven. At May 31, 2001 and 2002, $150,000 of the receivable was outstanding.

During fiscal years 2001 and 2002, the Company hired R.R. Donnelley Financial Printing, or Donnelley, to provide certain printing and related services. The spouse of the Company’s Chief Legal Officer was employed by Donnelley during this time. The Company estimates that it paid Donnelley approximately $400,000 and $370,000 for financial printing services during the years ended May 31, 2001 and 2002, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Reference is made to the information regarding directors appearing under the caption “ELECTION OF DIRECTORS” and to the information appearing under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, in each case in the Company’s proxy statement related to its 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM  11.    EXECUTIVE COMPENSATION

The information appearing under the caption “EXECUTIVE COMPENSATION AND RELATED INFORMATION” in the Company’s proxy statement related to its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS” in the proxy statement related to the Company’s 2002 Annual Meeting of Stockholders is incorporated herein by reference.

The following table highlights the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,528,652	$16.16	3,112,348 (1)
Equity compensation plans not approved by security holders (2)	—	—	—

(1)
Includes 101,000 shares available for restricted stock awards under the Company’s 1998 Employee Stock Purchase Plan. We do not intend to grant any further awards pursuant to the 1998 Employee Stock Purchase Plan.

(2)	The Company does not have any equity compensation plans that have not been approved by security holders.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the proxy statement related to the Company’s 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  (1) and (2)  Financial Statements and Financial Statement Schedule.

These documents are included in the response to Item 8 of this report on Form 10-K. See the index on page 29.

3.  Exhibits.  The Exhibits filed as part of this Report on Form 10-K are listed in Item 14(c) of this Annual
Report on Form 10-K.

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on May 29, 2002 to report under Item 5 the adoption of a stockholders rights agreement by the board of directors.

(c)  Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this Report on Form 10-K:

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

3.1	Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.1
Stockholders Agreement, dated April 1, 1999, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.2
Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3
Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.4
Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto the terms of the designated Junior Participating Preferred Stock and Form of Right Certificate (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002).

10.1
Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2
Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.3
Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.4
Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.5
Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.6
Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Brent M. Longnecker (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.7
Form of 12.0% Junior Subordinated Promissory Note (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registrant’s Registration Statement filed on November 13, 2000 (File No. 333-45000)).

Exhibit Number	Description of Document

10.8
Sublease, dated as of March 1, 2000, by and between Enterprise Profit Solutions Corporation and Resources Connection LLC (incorporated by reference to the Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.9
Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.10
Purchase Agreement, dated April 1, 1999, between Deloitte & Touche LLP, Deloitte & Touche Acquisitions Company LLC, Resources Connection LLC and Resources Connection, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.11
Transition Services Agreement, dated April 1, 1999, between Deloitte & Touche LLP, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.12
Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.13
Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.14
Credit Agreement, dated August 22, 2001, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 8, 2002 (File No. 0-32113)).

21.1	List of Subsidiaries.

23.1	Consent of Independent Accountants.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)  Financial Statement Schedule:

The financial statement schedule for Resources Connection, Inc. is included in the response to Item 8 of this Report on Form 10-K. See the index on page 29.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on the 23rd day of August 2002.

RESOURCES CONNECTION, INC.

By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD B. MURRAY Donald B. Murray	Chief Executive Officer, President and Director (Principal Executive Officer)	August 23, 2002

/s/ STEPHEN J. GIUSTO Stephen J. Giusto	Chief Financial Officer, Executive Vice President of Corporate Development, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	August 23, 2002

/s/ KAREN M. FERGUSON Karen M. Ferguson	Executive Vice President and Director	August 23, 2002

Gerald Rosenfeld	Director

/s/ LEONARD SCHUTZMAN Leonard Schutzman	Director	August 23, 2002

/s/ JOHN C. SHAW John C. Shaw	Director	August 23, 2002

/s/ C. STEPHEN MANSFIELD C. Stephen Mansfield	Director	August 23, 2002

Jolene Sykes	Director

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of
Resources Connection, Inc.

Our audits of the consolidated financial statements of Resources Connection, Inc. referred to in our report dated July 9, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

Orange County, California
July 9, 2002

RESOURCES CONNECTION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
Allowance for Doubtful Accounts for the Years Ended May 31:
2000	$907,000	$1,048,000	$(369,000)	$1,586,000
2001	$1,586,000	$2,110,000	$(1,246,000)	$2,450,000
2002	$2,450,000	$1,007,000	$(1,300,000)	$2,157,000