Form 10-Q
period 2002-08-31
RESOURCES CONNECTION INC
filed 2002-10-08
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 0-32113

RESOURCES CONNECTION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0832424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

695 Town Center Drive, Suite 600, Costa Mesa, California 92626
(Address of Principal Executive Offices and Zip Code)

(714) 430-6400
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 4, 2002, 21,672,162 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2002	May 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,102,000	$31,745,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,277,000 and $2,157,000 as of August 31, 2002 and May 31, 2002, respectively	21,533,000	19,961,000
Prepaid expenses and other current assets	1,561,000	1,607,000
Prepaid income taxes	1,886,000	3,505,000
Deferred income taxes	2,560,000	2,560,000

Total current assets	72,642,000	59,378,000
Investments in marketable securities	12,000,000	24,000,000
Intangible assets, net	41,341,000	41,372,000
Property and equipment, net	4,777,000	4,885,000
Other assets	1,865,000	1,842,000

Total assets	$132,625,000	$131,477,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,932,000	$2,401,000
Accrued salaries and related obligations	10,806,000	13,152,000
Other liabilities	724,000	690,000

Total current liabilities	13,462,000	16,243,000
Deferred income taxes	1,763,000	1,763,000

Total liabilities	15,225,000	18,006,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 21,778,000 and 21,661,000 shares issued and outstanding as of August 31, 2002 and May 31, 2002, respectively	218,000	216,000
Additional paid-in capital	81,214,000	79,991,000
Deferred stock compensation	(758,000)	(909,000)
Accumulated other comprehensive loss	(31,000)	(51,000)
Notes receivable from stockholders	(55,000)	(109,000)
Retained earnings	36,813,000	34,334,000
Treasury stock at cost, 116,000 shares at August 31, 2002 and 101,000 shares at May 31, 2002	(1,000)	(1,000)

Total stockholders’ equity	117,400,000	113,471,000

Total liabilities and stockholders’ equity	$132,625,000	$131,477,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	August 31, 2002	August 31, 2001
	(unaudited)	(unaudited)
Revenue	$43,528,000	$49,340,000
Direct cost of services, primarily payroll and related taxes for professional services employees	26,301,000	29,257,000

Gross profit	17,227,000	20,083,000
Selling, general and administrative expenses	13,018,000	12,875,000
Amortization of intangible assets	31,000	31,000
Depreciation expense	315,000	257,000

Income from operations	3,863,000	6,920,000
Interest income	(338,000)	(282,000)

Income before provision for income taxes	4,201,000	7,202,000
Provision for income taxes	1,722,000	2,881,000

Net income	$2,479,000	$4,321,000

Net income per common share:
Basic	$0.11	$0.21

Diluted	$0.11	$0.19

Weighted average common shares outstanding:
Basic	21,616,000	20,856,000

Diluted	22,805,000	22,749,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	August 31, 2002	August 31, 2001
	(unaudited)	(unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	21,661,000	20,735,000
Public offering of common stock		200,000
Exercise of stock options	73,000	236,000
Issuance of common stock under Employee Stock Purchase Plan	44,000	43,000

Balance at end of period	21,778,000	21,214,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$216,000	$207,000
Public offering of common stock		2,000
Exercise of stock options	1,000	2,000
Issuance of common stock under Employee Stock Purchase Plan	1,000	1,000

Balance at end of period	$218,000	$212,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$79,991,000	$66,507,000
Public offering of common stock		3,930,000
Cost of stock offering		(758,000)
Exercise of stock options	310,000	1,158,000
Issuance of common stock under Employee Stock Purchase Plan	980,000	733,000
Forfeiture of restricted stock and stock options	(67,000)

Balance at end of period	$81,214,000	$71,570,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(909,000)	$(1,507,000)
Forfeiture of restricted stock and stock options	67,000
Amortization of deferred stock compensation	84,000	109,000

Balance at end of period	$(758,000)	$(1,398,000)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(51,000)	$(53,000)
Translation adjustments	20,000	(3,000)

Balance at end of period	$(31,000)	$(56,000)

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$(109,000)	$(164,000)
Repayment of notes receivable	54,000	55,000

Balance at end of period	$(55,000)	$(109,000)

RETAINED EARNINGS:
Balance at beginning of period	$34,334,000	$21,043,000
Net income	2,479,000	4,321,000

Balance at end of period	$36,813,000	$25,364,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(101,000)	(48,000)
Repurchase of shares	(15,000)	(21,000)

Balance at end of period	(116,000)	(69,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(1,000)	$(1,000)
Repurchase of shares

Balance at end of period	$(1,000)	$(1,000)

COMPREHENSIVE INCOME:
Net income	$2,479,000	$4,321,000
Translation adjustments	20,000	(3,000)

Total comprehensive income	$2,499,000	$4,318,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	August 31, 2002	August 31, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,479,000	$4,321,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	346,000	288,000
Amortization of deferred stock compensation	84,000	109,000
Bad debt expense	219,000	257,000
Changes in operating assets and liabilities:
Trade accounts receivable	(1,791,000)	(267,000)
Prepaid expenses and other current assets	46,000	(302,000)
Prepaid income taxes	1,619,000	(1,777,000)
Other assets	(3,000)	(81,000)
Accounts payable and accrued expenses	(469,000)	39,000
Accrued salaries and related obligations	(2,346,000)	(3,922,000)
Other liabilities	34,000	(133,000)
Deferred income taxes		286,000

Net cash provided by (used in) operating activities	218,000	(1,182,000)

Cash flows from investing activities
Redemption of marketable securities	18,000,000
Purchase of marketable securities	(6,000,000)
Purchases of property and equipment	(207,000)	(1,114,000)

Net cash provided by (used in) investing activities	11,793,000	(1,114,000)

Cash flows from financing activities
Proceeds from issuance of common stock		3,932,000
Stock offering costs		(758,000)
Proceeds from exercise of stock options	311,000	873,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	981,000	734,000
Repayment of notes receivable from stockholders	54,000	55,000

Net cash provided by financing activities	1,346,000	4,836,000

Net increase in cash	13,357,000	2,540,000
Cash and cash equivalents at beginning of period	31,745,000	34,503,000

Cash and cash equivalents at end of period	$45,102,000	$37,043,000

The accompanying notes are an integral part of these financial statements.

ITEM 1.    (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three months ended August 31, 2002 and 2001

1.    Description of the Company and its Business

Resources Connection, Inc., formerly RC Transaction Corp., was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions LLC (“RAS”), Resources Consulting Group, LP (“RCG”) and foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in June 2002, provide clients with experienced professionals who specialize in accounting, finance, information technology and human resources on a project-by-project basis. RAS commenced business formally in June 2002 and provides clients with assistance with their internal audit and risk assessment needs on a project, co-source or outsourced basis. RCG, launched in June of 2002, expands our existing executive compensation consulting practice. The Company operates in the United States, Canada, Hong Kong, Taiwan and the United Kingdom. The Company is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas and RCG are limited partnerships formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, each quarter consists of 13 weeks, except for the fourth quarter that consists of 14 weeks. The actual quarter end dates for the first quarter of fiscal 2003 and 2002 were August 24, 2002 and August 25, 2001, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or August 31, respectively.

On August 13, 2001, the Securities and Exchange Commission, or “SEC”, declared the Company’s registration statement effective for a secondary offering of the Company’s common stock. Selling stockholders sold 3,332,591 shares of the Company’s common stock in the offering, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold 200,000 shares in the offering for approximately $3.2 million (after underwriting discounts, commissions and other transaction-related expenses). On September 5, 2001, the underwriters exercised their over-allotment option for an additional 499,889 shares from the selling stockholders, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold an additional 30,000 shares in the over-allotment for approximately $600,000. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

2.    Summary of Significant Accounting Policies

Interim Financial Information

The financial information for the three months ended August 31, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2002, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $12 million in investments classified as long-term as of August 31, 2002 are callable at the discretion of the issuer although their stated maturity date is greater than one year from the balance sheet date.

Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via measures such as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe, based upon the current fair market value of its publicly traded common stock, that an impairment of goodwill has occurred.

Per Share Information

The Company follows SFAS No. 128, “Earnings Per Share,” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, consisting solely of stock options.

Potential common shares totaling 1,398,000 were not included in the diluted earnings per share amounts for the three months ended August 31, 2002 as their effect would have been anti-dilutive. There were no potential common shares with an anti-dilutive effect for the three months ended August 31, 2001. For the three months ended August 31, 2002 and 2001, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,189,000 and 1,892,000, respectively.

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

3.    Supplemental Disclosure of Cash Flow Information

For the three months ended August 31:

	2002	2001
Income taxes paid	$112,000	$4,372,000

4.    Recent Accounting Pronouncements

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF requires all reimbursements received for ‘out-of-pocket’ expenses to be accounted for as revenue. Previously, the Company recorded such reimbursements as a reduction of direct cost of services. The Company adopted this Issue effective March 1, 2002 and, as required in the Issue, has reclassified such reimbursements for all prior periods presented in the consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and the Company has adopted this statement effective June 1, 2002.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 and the Company has adopted this statement effective June 1, 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2002 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection”, the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management, human resources management and information technology professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganization and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

We began operations in June 1996 as a division of Deloitte & Touche LLP, or Deloitte & Touche, and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed a management-led buyout in partnership with, among others, an investor, Evercore Partners, Inc.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. The information technology and human resources management service lines have been introduced in a limited number of our offices. At the end of fiscal 2002, we established two new operating entities that will focus primarily on providing internal audit services and executive compensation

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and corporate governance consulting. As of August 31, 2002, we served our clients through 43 offices in the United States and four offices abroad. Early in the second quarter of fiscal 2003, we opened two domestic offices and an office in the north of England.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

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

Three Months Ended August 31, 2002 Compared to Three Months Ended August 31, 2001

Revenue.    Revenue decreased $5.8 million, or 11.8%, to $43.5 million for the three months ended August 31, 2002 from $49.3 million for the three months ended August 31, 2001. The decrease in revenues resulted from the decline in the total billable hours charged to our clients as compared to the prior year quarter, reflected in the decrease in the number of associates on assignment from 1,134 at the end of the first quarter of fiscal 2002 to 1,044 at the end of the first quarter of fiscal 2003. The decrease in billable hours is primarily attributable to the impact of the recession on our clients, as clients opted to truncate certain assignments as compared to the prior year and have taken greater amounts of time to begin follow-on projects. The decrease is also attributable to a decline in the number of middle market clients served during the first quarter of fiscal 2003 versus the year ago period and the truncation of services by other middle market clients served in the first quarter of fiscal 2003 as compared to the prior year quarter. The decrease in total revenue was offset by an increase in the proportion of hours generated by associates in the IT service line (with a higher average billing rate per hour) and by the United Kingdom practice, as well as a 3.0% increase in the overall average billing rate per hour. We operated 47 offices during the first quarter of fiscal 2003 and 45 offices during the first quarter of the previous fiscal year. We did not open any new offices during the current quarter and opened one office in last year’s first fiscal quarter. We opened two domestic offices and an office in the north of England subsequent to the end of the first quarter of fiscal 2003. We intend to open at least two more offices during the remainder of fiscal 2003.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct Cost of Services.    Direct cost of services decreased $3.0 million, or 10.1%, to $26.3 million for the three months ended August 31, 2002 from $29.3 million for the three months ended August 31, 2001. The decrease in direct cost of services was attributable to the decrease in total billable hours charged to our clients as compared to the prior year quarter. The number of associates on assignment decreased from 1,134 at the end of the first quarter of fiscal 2002 to 1,044 at the end of the first quarter of fiscal 2003. The decrease in direct cost of services occurred despite an increase of 5.8% in the overall average pay rate per hour. The direct cost of services as a percentage of revenue increased from 59.3% for the three months ended August 31, 2001 to 60.4% for the three months ended August 31, 2002. The net increase reflects the incremental increase in pay rate per hour compared to bill rate per hour, the increase in associates eligible for holiday pay for Memorial Day and the Fourth of July and the decrease in conversion fees in the current quarter compared to the prior year’s first quarter.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $143,000, or 1.1%, to $13.0 million for the three months ended August 31, 2002 from $12.9 million for the three months ended August 31, 2001. This increase was attributable to the costs related to the Company’s advertising campaign in targeted business publications that began in the fourth quarter of fiscal 2002. Also, management and administrative headcount increased from 304 at the end of the first quarter of fiscal 2002 to 316 at the end of the first quarter of fiscal 2003, causing an increase in compensation and related benefits expense. The increase in headcount reflects the incremental hiring for the two additional domestic offices opened between the first quarter of fiscal 2002 and fiscal 2003 and the personnel added in the third quarter of fiscal 2002 from the acquisition of a practice of Ernst & Young LLP in the United Kingdom, a practice specializing in interim management capability and the recruitment of senior management. Selling, general and administrative expenses increased as a percentage of revenue from 26.1% for the three months ended August 31, 2001 to 29.9% for the three months ended August 31, 2002. This percentage increase resulted primarily from the lower revenue base in fiscal 2003 over which to spread selling, general and administrative expenses, including fixed operating costs, such as rent expense.

Amortization and Depreciation Expense.    Amortization of intangible assets was unchanged from the prior year’s quarter at $31,000 for the three months ended August 31, 2002. The Company accounts for goodwill acquired in a business combination and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe that, based on the current fair market value of its publicly traded stock, an impairment of goodwill has occurred.

The amortization in the current quarter is related to the amortization of the remaining balance paid for a non-compete agreement entered into when the Company acquired LLC.

Depreciation expense increased from $257,000 for the three months ended August 31, 2001 to $315,000 for the three months ended August 31, 2002. This increase reflects the investment in our United Kingdom offices and our investment in information technology.

Interest Income.    The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of August 31, 2002, the Company has $12 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through August 2004 and have coupon rates ranging from 3.0% to 3.9%. These investments have been classified in the August 31, 2002 Consolidated Balance Sheet as “held-to-maturity” securities.

During the first quarter of fiscal 2003, the Company generated interest income of $338,000 compared to interest income of $282,000 in the quarter ended August 31, 2001. The Company earned approximately 2.5%, annualized, on its money market, commercial paper and marketable securities investments during the quarter.

Income Taxes.    The provision for income taxes decreased from $2.9 million for the three months ended August 31, 2001 to $1.7 million for the three months ended August 31, 2002. The effective tax rates were approximately 41.0% and 40.0% for the three months ended August 31, 2002 and 2001, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s tax rate increased slightly during the quarter due to a shift in the provision for state taxes toward states with higher tax rates. The Company is implementing tax planning strategies aimed at reducing its tax burden. However, there can be no assurance that the Company’s effective tax rate will not change in the future.

Comparability of Quarterly Results.    Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Factors that could affect our quarterly operating results include:

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	change in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of associates eligible for our offered benefits as the average length of employment with Resources Connection increases;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

•	the timing of acquisitions and related costs, such as compensation charges which fluctuate based on the market price of our common stock.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is our existing cash and cash equivalents, marketable securities, cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. During fiscal 2002, we also completed a secondary public offering of stock that generated $3.8 million of cash (after underwriting discounts, commissions and other transaction related expenses).

In an agreement dated August 22, 2001, we entered into a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires September 1, 2003. As of August 31, 2002, we had no outstanding borrowings under the revolving credit facility.

Net cash provided by operating activities totaled $218,000 for the three months ended August 31, 2002 compared to net cash used in operating activities of $1.2 million for the three months ended August 31, 2001. The net increase in cash provided by operations was caused primarily by 1) reduced obligation for payments in fiscal 2003 under the Company’s incentive bonus plan for management as compared to the amount required in fiscal 2002; and 2) the Company not making prepayments of federal and state income taxes in the first quarter of fiscal 2003 that were required in the prior year first quarter when the Company changed its tax year end from December 31 to May 31, in order to coincide with its financial statement year-end. The Company’s working capital includes $45.1 million in cash and cash equivalents at August 31, 2002.

        Net cash provided by investing activities was $11.8 million for the first three months of fiscal 2003 compared to a use of cash of $1.1 million in the first three months of fiscal 2002. The increase in cash in fiscal 2003 was due to the redemption of $18 million in long-term investments. These investments, classified as long-term investments as of May 31, 2002, were obligations of various United States government programs that contained a “call” feature at the discretion of the issuer of the bonds. During the first quarter of fiscal 2003, the issuer redeemed the bonds. The $12 million in remaining long-term investments have coupon interest rates of 3.0% to 3.9%. The Company spent approximately $900,000 less on leasehold improvements, office equipment and information technology upgrades in the first quarter of fiscal 2003 as compared to fiscal 2002.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net cash provided by financing activities totaled $1.3 million for the three months ended August 31, 2002 compared to $4.8 million for the three months ended August 31, 2001. The primary cause for the net reduction in cash provided by financing activities was the net proceeds of $3.2 million received from our secondary offering of common stock in the first quarter of fiscal 2002. There was no offering of common stock in the first quarter of fiscal 2003.

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

Our credit agreement currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital or the stock of our subsidiaries. With limited exceptions, the covenants in our credit agreement limit our aggregate capital expenditures during each fiscal year. The aggregate amount of capital expenditures permitted by our credit agreement during fiscal 2003 is $5.0 million.

Recent Accounting Pronouncements

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF requires all reimbursements received for “out-of-pocket” expenses to be accounted for as revenue. Previously, the Company recorded such reimbursements as a reduction of direct cost of services. The Company adopted this Issue effective March 1, 2002 and, as required in the Issue, has reclassified such reimbursements for all prior periods presented in the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and the Company has adopted this statement effective June 1, 2002.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 and the Company has adopted this statement effective June 1, 2002.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	provide our associates with full-time employment;

•	obtain the type of challenging and high-quality projects which our associates seek;

•	pay competitive compensation and provide competitive benefits; and

•	provide our associates with flexibility as to hours worked and assignment of client engagements.

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

We operate in a competitive, fragmented market, and we compete for clients and associates with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

•	consulting firms;

•	employees loaned by the Big Four accounting firms;

•	staffing firms; and

•	the in-house resources of our clients.

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

The U.S. economy has recently experienced an economic downturn, and our business has been significantly affected by the economic downturn. As the general level of economic activity has slowed, our clients have delayed or canceled plans that involve professional services, particularly outsourced professional services. Consequently, the demand for our associates has declined, resulting in a loss of revenues. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. In 2002, our revenue declined by 5% compared to fiscal 2001 and in the first quarter of fiscal 2003, revenue declined 11.8% compared to the prior year quarter. There can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services lines;

•	maintain margins in the face of pricing pressures; and

•	manage costs.

Even if we are able to renew our growth, the growth will result in new and increased responsibilities for our management as well as increased demands on our internal systems, procedures and controls, and our administrative, financial, marketing and other resources. Failure to adequately respond to these new responsibilities and demands may adversely affect our business, financial condition and results of operation.

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

As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States. If any of these risks or expenses occurs, there could be a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	expenses associated with customizing our professional services for clients in foreign countries;

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	foreign currency exchange rate fluctuations, when we sell our professional services in denominations other than U.S. dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

We may acquire companies in the future, and these acquisitions could disrupt our business.

We may acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	diversion of management’s attention from other business concerns;

•	failure to successfully integrate the acquired company with our existing business;

•	failure to motivate, or loss of, key employees from either our existing business or the acquired business;

•	potential impairment of relationships with our employees and clients;

•	additional operating expenses not offset by additional revenue;

•	incurrence of significant non-recurring charges;

•	incurrence of additional debt with restrictive covenants or other limitations;

•	dilution of our stock as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our quarterly financial results may be subject to significant fluctuations.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	the entry of new competitors into any of our markets;

•	changes in demand for our services by our clients;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

•	the timing of acquisitions and related costs, such as compensation charges which fluctuate based on the market price of our common stock.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s board of directors has adopted a stockholder rights plan, which was described in the Company’s May 31, 2002 Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our company or our management by deterring acquisitions of our stock not approved by our board of directors.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    At the end of the first quarter of fiscal 2003, we had approximately $57.1 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

Item 2.     Changes in Securities and Use of Proceeds

There were no issuance or sales of unregistered securities during the three months ended August 31, 2002.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits

10.15	Amendment No. 1 to Loan Documents, dated September 19, 2002 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

*	Filed herewith.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

/s/ DONALD B. MURRAY
Donald B. Murray
President and Chief Executive Officer

Date: October 8, 2002

/s/ STEPHEN J. GIUSTO
Stephen J. Giusto
Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)

Date: October 8, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Donald B. Murray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Resources Connection, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 8, 2002

/s/    DONALD B. MURRAY

Donald B. Murray
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stephen J. Giusto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Resources Connection, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 8, 2002

/s/    STEPHEN J. GIUSTO

Stephen J. Giusto
Chief Financial Officer