Form 10-Q
period 2002-11-30
RESOURCES CONNECTION INC
filed 2003-01-07
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

As of January 3, 2003, 21,930,337 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS
	November 30, 2002	May 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,129,000	$31,745,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,378,000 and $2,157,000 as of November 30, 2002 and May 31, 2002, respectively	23,764,000	19,961,000
Prepaid expenses and other current assets	1,185,000	1,607,000
Prepaid income taxes	788,000	3,505,000
Deferred income taxes	2,560,000	2,560,000

Total current assets	72,426,000	59,378,000
Investments in marketable securities	12,000,000	24,000,000
Intangible assets, net	48,945,000	41,372,000
Property and equipment, net	4,672,000	4,885,000
Other assets	1,912,000	1,842,000

Total assets	$139,955,000	$131,477,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,768,000	$2,401,000
Accrued salaries and related obligations	12,110,000	13,152,000
Other liabilities	666,000	690,000

Total current liabilities	15,544,000	16,243,000
Deferred income taxes	1,763,000	1,763,000

Total liabilities	17,307,000	18,006,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 21,956,000 and 21,661,000 shares issued and outstanding as of November 30, 2002 and May 31, 2002, respectively	220,000	216,000
Additional paid-in capital	82,995,000	79,991,000
Deferred stock compensation	(635,000)	(909,000)
Accumulated other comprehensive gain (loss)	3,000	(51,000)
Notes receivable from stockholders	(55,000)	(109,000)
Retained earnings	40,121,000	34,334,000
Treasury stock at cost, 122,000 shares at November 30, 2002 and 101,000 shares at May 31, 2002	(1,000)	(1,000)

Total stockholders’ equity	122,648,000	113,471,000

Total liabilities and stockholders’ equity	$139,955,000	$131,477,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$50,209,000	$46,099,000	$93,737,000	$95,439,000
Direct cost of services, primarily payroll and related taxes for professional services employees	29,909,000	27,716,000	56,210,000	56,973,000

Gross profit	20,300,000	18,383,000	37,527,000	38,466,000
Selling, general and administrative expenses	14,526,000	12,348,000	27,544,000	25,223,000
Amortization of intangible assets	126,000	31,000	157,000	62,000
Depreciation expense	312,000	287,000	627,000	544,000

Income from operations	5,336,000	5,717,000	9,199,000	12,637,000
Interest income	(270,000)	(309,000)	(608,000)	(591,000)

Income before provision for income taxes	5,606,000	6,026,000	9,807,000	13,228,000
Provision for income taxes	2,298,000	2,410,000	4,020,000	5,291,000

Net income	$3,308,000	$3,616,000	$5,787,000	$7,937,000

Net income per common share:
Basic	$0.15	$0.17	$0.27	$0.38

Diluted	$0.15	$0.16	$0.25	$0.35

Weighted average common shares outstanding:
Basic	21,743,000	21,200,000	21,679,000	21,028,000

Diluted	22,651,000	22,702,000	22,728,000	22,725,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six Months Ended
	November 30, 2002	November 30, 2001
	(unaudited)	(unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	21,661,000	20,735,000
Public offering of common stock		230,000
Exercise of stock options	135,000	293,000
Issuance of common stock for the acquisition of The Procurement Centre	116,000
Issuance of common stock under Employee Stock Purchase Plan	44,000	43,000

Balance at end of period	21,956,000	21,301,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$216,000	$207,000
Public offering of common stock		2,000
Exercise of stock options	2,000	3,000
Issuance of common stock for the acquisition of The Procurement Centre	1,000
Issuance of common stock under Employee Stock Purchase Plan	1,000	1,000

Balance at end of period	$220,000	$213,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$79,991,000	$66,507,000
Public offering of common stock		4,552,000
Cost of stock offering		(793,000)
Exercise of stock options	633,000	1,489,000
Issuance of common stock for the acquisition of The Procurement Centre	1,503,000
Issuance of common stock under Employee Stock Purchase Plan	980,000	733,000
Forfeiture of restricted stock and stock options	(112,000)	(198,000)

Balance at end of period	$82,995,000	$72,290,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(909,000)	$(1,507,000)
Forfeiture of restricted stock and stock options	112,000	198,000
Amortization of deferred stock compensation	162,000	218,000

Balance at end of period	$(635,000)	$(1,091,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$(51,000)	$(53,000)
Translation adjustments	54,000	(18,000)

Balance at end of period	$3,000	$(71,000)

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$(109,000)	$(164,000)
Repayment of notes receivable	54,000	55,000

Balance at end of period	$(55,000)	$(109,000)

RETAINED EARNINGS:
Balance at beginning of period	$34,334,000	$21,043,000
Net income	5,787,000	7,937,000

Balance at end of period	$40,121,000	$28,980,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(101,000)	(48,000)
Repurchase of shares	(21,000)	(21,000)

Balance at end of period	(122,000)	(69,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(1,000)	$(1,000)
Repurchase of shares

Balance at end of period	$(1,000)	$(1,000)

COMPREHENSIVE INCOME:
Net income	$5,787,000	$7,937,000
Translation adjustments	54,000	(18,000)

Total comprehensive income	$5,841,000	$7,919,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30, 2002	November 30, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$5,787,000	$7,937,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784,000	606,000
Amortization of deferred stock compensation	162,000	218,000
Bad debt expense	626,000	447,000
Changes in operating assets and liabilities:
Trade accounts receivable	(2,786,000)	1,563,000
Prepaid expenses and other current assets	536,000	(261,000)
Prepaid income taxes	2,717,000	(4,749,000)
Other assets	(16,000)	67,000
Accounts payable and accrued expenses	76,000	(344,000)
Accrued salaries and related obligations	(1,243,000)	(3,529,000)
Other liabilities	(24,000)	12,000
Deferred income taxes		571,000

Net cash provided by operating activities	6,619,000	2,538,000

Cash flows from investing activities
Redemption of marketable securities	18,000,000
Purchase of marketable securities	(6,000,000)
Purchase of The Procurement Centre, net of cash acquired and including transaction costs	(7,562,000)
Purchases of property and equipment	(343,000)	(1,639,000)

Net cash provided by (used in) investing activities	4,095,000	(1,639,000)

Cash flows from financing activities
Proceeds from issuance of common stock		4,554,000
Stock offering costs		(793,000)
Proceeds from exercise of stock options	635,000	1,205,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	981,000	734,000
Repayment of notes receivable from stockholders	54,000	55,000

Net cash provided by financing activities	1,670,000	5,755,000

Net increase in cash	12,384,000	6,654,000
Cash and cash equivalents at beginning of period	31,745,000	34,503,000

Cash and cash equivalents at end of period	$44,129,000	$41,157,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six months ended November 30, 2002 and 2001

1.    Description of the Company and its Business

Resources Connection, Inc., formerly RC Transaction Corp., was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions LLC (“RAS”), Resources Consulting Group, LP (“RCG”), The Procurement Centre (“TPC”) and foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, provide clients with experienced professionals who specialize in accounting, finance, information technology and human resources on a project basis. RAS commenced business formally in June 2002 and assists clients with their internal audit and risk assessment needs on a project, co-sourced or outsourced basis. RCG, launched in June of 2002, expands our existing executive compensation consulting practice. TPC is a provider of supply chain management services to companies on a project basis (see Note 4). The Company operates in the United States, Canada, Hong Kong, Taiwan and the United Kingdom. The Company is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas, RCG and TPC currently operate as limited partnerships formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, each quarter consists of 13 weeks, except for the fourth quarter that consists of 14 weeks. The actual quarter end dates for the second quarter of fiscal 2003 and 2002 were November 23, 2002 and November 24, 2001, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30, respectively.

On August 13, 2001, the Securities and Exchange Commission, or “SEC”, declared the Company’s registration statement effective for a secondary offering of the Company’s common stock. Selling stockholders sold 3,332,591 shares of the Company’s common stock in the offering, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold 200,000 shares in the offering for approximately $3.2 million (after underwriting discounts, commissions and other transaction-related expenses). On September 5, 2001, the underwriters exercised their over-allotment option for an additional 499,889 shares from the selling stockholders, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold an additional 30,000 shares in the over-allotment for approximately $600,000. The Company has used the net proceeds from the offering for working capital and general corporate purposes.

2.    Summary of Significant Accounting Policies

Interim Financial Information

The financial information for the six months ended November 30, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $12 million in investments classified as long-term as of November 30, 2002 are callable at the discretion of the issuer although their stated maturity date is greater than one year from the balance sheet date.

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

Potential common shares totaling 1,652,000 and 269,000 were not included in the diluted earnings per share amounts for the six months ended November 30, 2002 and 2001, respectively, as their effect would have been anti-dilutive. Potential common shares totaling 1,906,000 and 537,000 were not included in the diluted earnings per share amounts for the three months ended November 30, 2002 and 2001, respectively, as their effect would have been anti-dilutive. For the six months ended November 30, 2002 and 2001, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,049,000 and 1,697,000, respectively. For the three months ended November 30, 2002 and 2001, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 908,000 and 1,502,000, respectively.

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

3.    Supplemental Disclosure Of Cash Flow Information

For the six months ended November 30:

	2002	2001
Income taxes paid	$1,339,000	$9,504,000

4.    Acquisition of The Procurement Centre

On October 11, 2002, the Company completed the acquisition of the assets of a Houston-based provider of supply chain management services to companies on a project basis. A separate subsidiary of the Company, RC Transaction Corp., purchased the assets of the Procurement Centre LLC (doing business as The Procurement Centre). The purchase price of the acquisition, excluding transaction costs of approximately $125,000, was approximately $8.9 million, of which $7.4 million was paid in cash and the balance paid in the Company’s common stock. The purchase price may increase by up to $2.7 million in cash if TPC achieves certain operating goals through October 2003. TPC contributed $1.6 million to revenue from the date of acquisition through the end of the second quarter.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. The Company has retained an independent appraiser to assist in identifying intangible assets. The excess of the purchase price over the net tangible assets acquired has been allocated to goodwill as of November 30, 2002. The final allocations could be materially different than those used and may result in identification of amortizable intangible assets. Pro forma disclosures related to this acquisition are not presented due to immateriality.

5.    Recent Accounting Pronouncements

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

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management, human resources management, supply chain management and information technology professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganization and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation and public reporting.

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

Growth in revenue, to date, has generally been the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. The information technology and human resources management service lines have been introduced in a limited number of our offices. At the end of fiscal 2002, we established two new operating entities that will focus primarily on providing internal audit services and executive compensation and corporate governance consulting. On October 11, 2002, we completed the acquisition of the assets of The Procurement Centre LLC, a Texas based provider of supply chain management services to companies on a project basis. In addition to The Procurement Centre’s office in Houston, Texas, we have also opened 4 offices during the first six months of fiscal 2003. As of November 30, 2002, we served our clients through 47 offices in the United States and five offices abroad.

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

Allowance for doubtful accounts—We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our clients to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or we note an unfavorable trend in aggregate receivable collections, additional allowances may be required.

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

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

Revenue.    Revenue increased $4.1 million, or 8.9%, to $50.2 million for the three months ended November 30, 2002 from $46.1 million for the three months ended November 30, 2001. The increase in revenues resulted from the increase in the total billable hours charged to our clients as compared to the prior year quarter, reflected in the increase in the number of associates on assignment from 1,134 at the end of the second quarter of fiscal 2002 to 1,221 at the end of the second quarter of fiscal 2003 (including 69 associates working for TPC as of November 30, 2002). The increase in billable hours was attributable to an increase in the proportion of hours generated by associates in the information technology (IT) and human capital (HC) service lines (with a higher average billing rate per hour) and by the United Kingdom practice, as well as the acquisition of TPC. TPC contributed $1.6 million to revenue from the date of acquisition through the end of the second quarter.

In addition, average billing rates per hour in the second quarter of fiscal 2003 increased by 2.9% compared to the prior year quarter. Although the finance and accounting service line billable hours and headcount as of November 30, 2002 were less than in the comparable period a year ago, these metrics did show modest improvement as compared to the quarter ended August 31, 2002, reversing a trend of five quarters of decline.

The third quarter of fiscal 2003 contains three paid holidays, including the Christmas and New Year’s holidays that this year fall in the middle of the week. Some clients may opt to close for days in addition to the paid holidays during those weeks. To attain the same level of revenue in the third quarter of fiscal 2003 as the second quarter would require the non-holiday weeks in the quarter to exceed the average revenue during the second quarter of $3.9 million per week. Given the uncertain economic environment and the potential impact of the holiday weeks, revenue in the third quarter may be less than the second quarter.

We operated 52 offices during the second quarter of fiscal 2003 and 46 offices during the second quarter of the previous fiscal year. We opened four new offices and acquired an office in the acquisition of TPC during the current quarter and opened one office in last year’s second fiscal quarter.

Direct Cost of Services.    Direct cost of services increased $2.2 million, or 7.9%, to $29.9 million for the three months ended November 30, 2002 from $27.7 million for the three months ended November 30, 2001. The increase in direct cost of services was attributable to an increase of 5.3% in the overall average pay rate per hour for our associates as well as the increase in total billable hours charged to our clients as compared to the prior year quarter. The direct cost of services as a percentage of revenue decreased from 60.1% for the three months ended November 30, 2001 to 59.5% for the three months ended November 30, 2002. The decrease in the direct cost of services percentage reflects a) the increase in revenue in the second quarter of fiscal 2003 providing a larger base to spread fixed associate costs, such as health and dental benefits and vacation accruals; b) the impact of only one paid holiday (Labor Day) in the current year second quarter compared to two paid holidays in the prior year second quarter (Labor Day and Thanksgiving); and c) the unfavorable impact in the prior year second quarter of the events of September 11th. These factors were offset by a) an increase in associates eligible for holiday pay for Labor Day; b) the decrease in conversion fees in the current quarter compared to the prior year’s second quarter; and c) the incremental increase in pay rate per hour compared to bill rate per hour.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $2.2 million, or 17.6%, to $14.5 million for the three months ended November 30, 2002 from $12.3 million for the three months ended November 30, 2001. This increase was attributable to the costs related to the Company’s advertising campaign in targeted business publications that began in the fourth quarter of fiscal 2002. Also, management and administrative headcount increased from 306 at the end of the second quarter of fiscal 2002 to 328 at the end of the second quarter of fiscal 2003, causing an increase in compensation and related benefits expenses. The increase in headcount arose from addition of internal personnel of TPC, the incremental hiring for the five additional offices opened between the second quarter of fiscal 2002 and fiscal 2003 and the personnel added in the fourth quarter of fiscal 2002 from the acquisition of a practice of Ernst & Young LLP in the United Kingdom. Selling, general and administrative expenses increased as a percentage of revenue from 26.8% for the three months ended November 30, 2001 to 28.9% for the three months ended November 30, 2002. This percentage increase resulted primarily from increases in salary expense and related benefits, national advertising expenses and occupancy expenses.

Amortization and Depreciation Expense.    Amortization of intangible assets increased from $31,000 in the prior year’s second quarter to $126,000 for the three months ended November 30, 2002. The increase is attributable to the amortization in the current quarter of intangible assets acquired in the Company’s purchase of the UK practice. These intangible assets, related to the database acquired in the UK operation, are being amortized through May 2004. The amortization in the prior year’s second quarter was all related to the amortization of the remaining balance paid for a non-compete agreement entered into when the Company acquired LLC. The non-compete agreement will be fully amortized at the end of fiscal 2003. The Company is currently evaluating the allocation of the purchase price of TPC and expects this allocation to be complete by the end of the third quarter of fiscal 2003. The final allocations could be materially different than those used and may result in identification of amortizable intangible assets.

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

Depreciation expense increased from $287,000 for the three months ended November 30, 2001 to $312,000 for the three months ended November 30, 2002. This increase reflects the investment in our United Kingdom offices, the other offices opened since November 2001 and our investment in information technology.

Interest Income.    The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of November 30, 2002, the Company has $12 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through November 2004 and have coupon rates ranging from 2.6% to 3.0%. These investments have been classified in the November 30, 2002 Consolidated Balance Sheet as “held-to-maturity” securities.

During the second quarter of fiscal 2003, the Company generated interest income of $270,000 compared to interest income of $309,000 in the quarter ended November 30, 2001. The Company earned approximately 1.9%, annualized, on its money market, commercial paper and marketable securities investments during the quarter.

Income Taxes.    The provision for income taxes decreased from $2.4 million for the three months ended November 30, 2001 to $2.3 million for the three months ended November 30, 2002 as a result of the decrease in the Company’s pre-tax income. The effective tax rates were approximately 41.0% and 40.0% for the three months ended November 30, 2002 and 2001, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s tax rate increased slightly from fiscal 2002 to fiscal 2003 due to a shift in provision for state taxes toward states with higher tax rates. The Company is implementing tax-planning strategies aimed at reducing its tax burden. However, there can be no assurance that the Company’s effective tax rate will not increase in the future.

Six Months Ended November 30, 2002 Compared to Six Months Ended November 30, 2001

Revenue.    Revenue decreased $1.7 million, or 1.8%, to $93.7 million for the six months ended November 30, 2002 from $95.4 million for the six months ended November 30, 2001. The decrease in revenues resulted from the decline in total billable hours charged to our clients as compared to the prior year’s first six months. The decrease in total billable hours, which was limited to the finance and accounting service line, is primarily attributable to the impact of the recession on our clients, particularly in the first quarter of fiscal 2003 when billable hours were lower than the prior year first quarter. Total billable hours were higher in the second quarter of fiscal 2003 than in the second quarter of fiscal 2002. Compensating for the decrease in billable hours in the finance and accounting service lines was the increase in the proportion of hours generated by associates in the IT and human capital service lines (with higher average billing rates per hour) and in the United Kingdom practice, as well as a 2.8% increase in the overall average billing rate per hour. In addition, TPC contributed $1.6 million to revenue from the date of acquisition though the end of the second quarter. We operated 52 offices during the first half of fiscal 2003 and 46 offices during the first half of the previous fiscal year.

Direct Cost of Services.    Direct cost of services decreased $763,000, or 1.3%, to $56.2 million for the six months ended November 30, 2002 from $57.0 million for the six months ended November 30, 2001. The decrease in direct cost of services was attributable to the decrease in total billable hours charged to our clients as compared to the prior year first six months. The decrease in direct cost of services occurred despite an increase of 5.5% in the overall average pay rate per hour. The direct cost of services as a percentage of revenue increased from 59.7% for the first half of fiscal 2002 to 60.0% for the first half of fiscal 2003. The net increase reflects the incremental increase in pay rate per hour compared to bill rate per hour, the increase in associates eligible for holiday pay for Memorial Day, the Fourth of July and Labor Day and the decrease in conversion fees in the period compared to the prior year period.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $2.3 million or 9.2%, to $27.5 million for the six months ended November 30, 2002 from $25.2 million for the six months ended November 30, 2001. This increase was attributable to the costs related to the Company’s advertising campaign in targeted business publications that began in the fourth quarter of fiscal 2002. Also, management and administrative headcount increased from 306 at the end of the first half of fiscal 2002 to 328 at the end of the first half of fiscal 2003, causing an increase in compensation and related benefits expense. The increase in headcount arose from the addition of internal personnel of TPC, the incremental hiring for the five additional offices opened between the second quarter of fiscal 2002 and fiscal 2003 and the personnel added in the fourth quarter of fiscal 2002 from the acquisition of a practice of Ernst & Young LLP in the United Kingdom. Selling, general and administrative expenses increased as a percentage of revenue from 26.4% for the six months ended November 30, 2001 to 29.4% for the six months ended November 30, 2002. This percentage increase resulted in part from the lower revenue base in fiscal 2003 over which to spread selling, general and administrative expenses, such as salary expense and related benefits, national advertising expenses and occupancy expenses.

Amortization and Depreciation Expense.    Amortization of intangible assets increased from $62,000 for the six months ended November 30, 2001 to $157,000 for the six months ended November 30, 2002. The increase is attributable to the amortization of intangible assets acquired in the Company’s purchase of the UK practice. In the prior year period, amortization related only to the amortization of the remaining balance paid for a non-compete agreement entered into when the Company acquired LLC.

Depreciation expense increased from $544,000 for the six months ended November 30, 2001 to $627,000 for the six months ended November 30, 2002. This increase reflects the investment in our United Kingdom offices, the other offices opened since November 2001 and our investment in information technology.

Interest Income.    During the first half of fiscal 2003, the Company generated interest income of $608,000 compared to interest income of $591,000 in the first six months of fiscal 2002. The increase is attributable to the Company’s higher average cash, cash equivalents and long-term marketable securities balance in fiscal 2003 compared to fiscal 2002; the higher average balance eligible for investment compensated for the decline in rates experienced in fiscal 2003.

Income Taxes.    The provision for income taxes decreased from $5.3 million for the six months ended November 30, 2001 to $4.0 million for the six months ended November 30, 2002 as a result of the decrease in the Company’s pre-tax income. The effective tax rates were approximately 41.0% and 40.0% for the six months ended November 30, 2002 and 2001, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit.

Comparability of Quarterly Results.    Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described below in the section of this report entitled “Risks Related to Our Business.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

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

In an agreement dated August 22, 2001, we entered into a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires September 1, 2003. As of November 30, 2002, we had no outstanding borrowings under the revolving credit facility.

Net cash provided by operating activities totaled $6.6 million for the six months ended November 30, 2002 compared to $2.5 million for the six months ended November 30, 2001. The net increase in cash provided by operations was caused primarily by 1) reduced obligation for payments in fiscal 2003 under the Company’s incentive bonus plan for management as compared to the amount required in fiscal 2002; and 2) the Company not making prepayments of federal and state income taxes in the first half of fiscal 2003 that were required in the prior year first six months when the Company changed its tax year end from December 31 to May 31, in order to coincide with its financial statement year-end. The Company’s working capital includes $44.1 million in cash and cash equivalents at November 30, 2002.

Net cash provided by investing activities was $4.1 million for the first six months of fiscal 2003 compared to a use of cash of $1.6 million in the first six months of fiscal 2002. The net increase in cash in fiscal 2003 was due to the redemption of $18 million in long-term investments. These investments, classified as long-term investments as of May 31, 2002, were obligations of various United States government programs that contained a “call” feature at the discretion of the issuer of the bonds. During the first six months of fiscal 2003, the issuer redeemed the bonds. The $12 million in remaining long-term investments have coupon interest rates of 2.6% to 3.0%. The Company also used approximately $7.6 million in cash in the second quarter of fiscal 2003 to acquire TPC, including transaction costs. The Company spent approximately $1.3 million less on leasehold improvements, office equipment and information technology upgrades in the first half of fiscal 2003 as compared to the same period in fiscal 2002.

Net cash provided by financing activities totaled $1.7 million for the six months ended November 30, 2002 compared to $5.8 million for the six months ended November 30, 2001. In fiscal 2002, cash provided by financing activities benefited from the net proceeds of $3.8 million received from our secondary offering of common stock and a higher level of stock option exercise activity than was experienced in the first half of fiscal 2003.

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

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 1.5 million shares of our common stock. As of November 23, 2002, we had not repurchased any shares of our common stock under this program.

Recent Accounting Pronouncements

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF requires all reimbursements received for `out-of-pocket` expenses to be accounted for as revenue. Previously, the Company recorded such reimbursements as a reduction of direct cost of services. The Company adopted this Issue effective March 1, 2002 and, as required in the Issue, has reclassified such reimbursements for all prior periods presented in the consolidated financial statements.

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

We believe that establishing, maintaining and enhancing the Resources Connection brand name is essential to our business. We have obtained U.S. registrations on our service mark and logo, Registration No. 2,516,522 registered December 11, 2001, and No. 2,524,226 registered January 1, 2002 and No. 2,613,873, registered September 3, 2002. We have been aware from time to time of other companies using the name “Resources Connection” or some variation thereof. There could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If successful, we could be forced to cease using the service mark “Resources Connection” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. In 2002, our revenue declined by 5% compared to fiscal 2001 and in the first six months of fiscal 2003, revenue declined 1.8% compared to the prior year period. There can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

Our quarterly financial results have fluctuated in the past and we believe they will continue to do so in the future. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	the entry of new competitors into any of our markets;

•	changes in demand for our services by our clients;

•	the number of associates eligible for our offered benefits as their average length of employment with us increases;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

•	the timing of acquisitions and related costs, such as compensation charges which fluctuate based on the market price of our common stock.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    At the end of the second quarter of fiscal 2003, we had approximately $56.1 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.” Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information to be included in our periodic SEC filings.

Changes in internal controls

There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

On October 11, 2002, we issued 116,462 shares of our common stock issued in connection with the acquisition of the assets of The Procurement Centre LLC. The common stock issued in this acquisition was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On October 4, 2002, registrant held its annual meeting of stockholders. The only matter presented to stockholders at the annual meeting was the election of three directors. The vote for each director was as follows:

Nominee	Shares For	Shares Withheld
Stephen J. Giusto	18,469,370	44,348
John C. Shaw	18,152,027	361,691
Jolene Sykes	18,253,903	259,815

The continuing directors, whose terms of office did not expire at the meeting, are Karen M. Ferguson, C. Stephen Mansfield, Donald B. Murray, Gerald Rosenfeld and Leonard Schutzman.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits

10.16	Amendment No. 2 to Loan Documents, dated December 13, 2002 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith

b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 7, 2003	By:	/s/ DONALD B. MURRAY
Donald B. Murray President and Chief Executive Officer

Date: January 7, 2003	By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Donald B. Murray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Resources Connection, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 7, 2003

/s/    DONALD B. MURRAY

Donald B. Murray
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stephen J. Giusto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Resources Connection, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 7, 2003

/s/    STEPHEN J. GIUSTO

Stephen J. Giusto
Chief Financial Officer and Executive Vice
President of Corporate Development