Form 10-Q
period 2003-02-28
RESOURCES CONNECTION INC
filed 2003-04-08
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

As of April 4, 2003, 22,078,162 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2003	May 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,543,000	$31,745,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,334,000 and $2,157,000 as of February 28, 2003 and May 31, 2002, respectively	24,549,000	19,961,000
Prepaid expenses and other current assets	1,914,000	1,607,000
Prepaid income taxes	882,000	3,505,000
Deferred income taxes	2,560,000	2,560,000

Total current assets	79,448,000	59,378,000
Investments in marketable securities	12,000,000	24,000,000
Intangible assets, net	49,042,000	41,372,000
Property and equipment, net	4,432,000	4,885,000
Other assets	1,784,000	1,842,000

Total assets	$146,706,000	$131,477,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,901,000	$2,401,000
Accrued salaries and related obligations	14,159,000	13,152,000
Other liabilities	603,000	690,000

Total current liabilities	17,663,000	16,243,000
Deferred income taxes	1,763,000	1,763,000

Total liabilities	19,426,000	18,006,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 22,138,000 and 21,661,000 shares issued and outstanding as of February 28, 2003 and May 31, 2002, respectively	221,000	216,000
Additional paid-in capital	84,848,000	79,991,000
Deferred stock compensation	(558,000)	(909,000)
Accumulated other comprehensive gain (loss)	38,000	(51,000)
Notes receivable from stockholders	(55,000)	(109,000)
Retained earnings	42,787,000	34,334,000
Treasury stock at cost, 123,000 shares at February 28, 2003 and 101,000 shares at May 31, 2002	(1,000)	(1,000)

Total stockholders’ equity	127,280,000	113,471,000

Total liabilities and stockholders’ equity	$146,706,000	$131,477,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$49,237,000	$42,988,000	$142,974,000	$138,427,000
Direct cost of services, primarily payroll and related taxes for professional services employees	30,153,000	26,150,000	86,363,000	83,123,000

Gross profit	19,084,000	16,838,000	56,611,000	55,304,000
Selling, general and administrative expenses	14,170,000	12,301,000	41,714,000	37,524,000
Amortization of intangible assets	298,000	31,000	455,000	93,000
Depreciation expense	328,000	316,000	955,000	860,000

Income from operations	4,288,000	4,190,000	13,487,000	16,827,000
Interest income	(231,000)	(265,000)	(839,000)	(856,000)

Income before provision for income taxes	4,519,000	4,455,000	14,326,000	17,683,000
Provision for income taxes	1,853,000	1,782,000	5,873,000	7,073,000

Net income	$2,666,000	$2,673,000	$8,453,000	$10,610,000

Net income per common share:
Basic	$0.12	$0.13	$0.39	$0.50

Diluted	$0.12	$0.12	$0.37	$0.47

Weighted average common shares outstanding:
Basic	21,934,000	21,367,000	21,764,000	21,141,000

Diluted	22,969,000	22,937,000	22,808,000	22,796,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nine Months Ended
	February 28, 2003	February 28, 2002
	(unaudited)	(unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	21,661,000	20,735,000
Public offering of common stock		230,000
Exercise of stock options	275,000	516,000
Issuance of common stock for the acquisition of The Procurement Centre	116,000
Issuance of common stock under Employee Stock Purchase Plan	86,000	97,000

Balance at end of period	22,138,000	21,578,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$216,000	$207,000
Public offering of common stock		2,000
Exercise of stock options	3,000	6,000
Issuance of common stock for the acquisition of The Procurement Centre	1,000
Issuance of common stock under Employee Stock Purchase Plan	1,000	1,000

Balance at end of period	$221,000	$216,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$79,991,000	$66,507,000
Public offering of common stock		4,552,000
Cost of stock offering		(793,000)
Exercise of stock options	1,666,000	3,200,000
Issuance of common stock for the acquisition of The Procurement Centre	1,503,000
Issuance of common stock under Employee Stock Purchase Plan	1,800,000	1,895,000
Forfeiture of restricted stock and stock options	(112,000)	(198,000)

Balance at end of period	$84,848,000	$75,163,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(909,000)	$(1,507,000)
Forfeiture of restricted stock and stock options	112,000	198,000
Amortization of deferred stock compensation	239,000	309,000

Balance at end of period	$(558,000)	$(1,000,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$(51,000)	$(53,000)
Translation adjustments	89,000	(23,000)

Balance at end of period	$38,000	$(76,000)

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$(109,000)	$(164,000)
Repayment of notes receivable	54,000	55,000

Balance at end of period	$(55,000)	$(109,000)

RETAINED EARNINGS:
Balance at beginning of period	$34,334,000	$21,043,000
Net income	8,453,000	10,610,000

Balance at end of period	$42,787,000	$31,653,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(101,000)	(48,000)
Repurchase of shares	(22,000)	(36,000)

Balance at end of period	(123,000)	(84,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(1,000)	$(1,000)

Repurchase of shares
Balance at end of period	$(1,000)	$(1,000)

COMPREHENSIVE INCOME:
Net income	$8,453,000	$10,610,000
Translation adjustments	89,000	(23,000)

Total comprehensive income	$8,542,000	$10,587,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 28, 2003	February 28, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$8,453,000	$10,610,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,410,000	953,000
Amortization of deferred stock compensation	239,000	309,000
Bad debt expense	783,000	679,000
Changes in operating assets and liabilities:
Trade accounts receivable	(3,728,000)	2,507,000
Prepaid expenses and other current assets	(193,000)	(707,000)
Prepaid income taxes	2,623,000	(2,647,000)
Other assets	147,000	48,000
Accounts payable and accrued expenses	209,000	(312,000)
Accrued salaries and related obligations	806,000	(2,131,000)
Other liabilities	(87,000)	(390,000)
Deferred income taxes		857,000

Net cash provided by operating activities	10,662,000	9,776,000

Cash flows from investing activities
Redemption of marketable securities	18,000,000
Purchase of marketable securities	(6,000,000)	(18,000,000)
Purchase of The Procurement Centre, net of cash acquired and including transaction costs	(7,957,000)
Purchases of property and equipment	(431,000)	(2,035,000)

Net cash provided by (used in) investing activities	3,612,000	(20,035,000)

Cash flows from financing activities
Proceeds from issuance of common stock		4,554,000
Stock offering costs		(793,000)
Proceeds from exercise of stock options	1,669,000	2,919,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,801,000	1,896,000
Repayment of notes receivable from stockholders	54,000	55,000

Net cash provided by financing activities	3,524,000	8,631,000

Net increase (decrease) in cash	17,798,000	(1,628,000)
Cash and cash equivalents at beginning of period	31,745,000	34,503,000

Cash and cash equivalents at end of period	$49,543,000	$32,875,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended February 28, 2003 and 2002

1.    Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), formerly RC Transaction Corp., was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), Resources Consulting Group, LP (“RCG”), RECN Procurement Centre LP (“TPC”) and foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, provide clients with experienced professionals who specialize in accounting, finance, information technology and human resources on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project, co-sourced or outsourced basis. RCG, launched in June of 2002, expands our existing executive compensation consulting practice. TPC is a provider of supply chain management services to companies on a project basis (see Note 4). The Company operates in the United States, Canada, Hong Kong, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas, RCG and TPC are limited partnerships formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2003, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks. The actual quarter end dates for the third quarter of fiscal 2003 and 2002 were February 22, 2003 and February 23, 2002, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or February 28, respectively.

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

2.    Summary of Significant Accounting Policies

Interim Financial Information

The financial information for the nine months ended February 28, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $12 million in investments classified as long-term as of February 28, 2003 are callable at the discretion of the issuer although their stated maturity date is greater than one year from the balance sheet date.

Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of goodwill balances, and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via measures such as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe, based upon the current fair market value of its publicly traded common stock, that an impairment of goodwill has occurred.

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

Potential common shares totaling 1,569,000 and 209,000 were not included in the diluted earnings per share amounts for the nine months ended February 28, 2003 and 2002, respectively, as their effect would have been anti-dilutive. Potential common shares totaling 1,405,000 and 90,000 were not included in the diluted earnings per share amounts for the three months ended February 28, 2003 and 2002, respectively, as their effect would have been anti-dilutive. For the nine months ended February 28, 2003 and 2002, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,044,000 and 1,655,000, respectively. For the three months ended February 28, 2003 and 2002, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,035,000 and 1,570,000, respectively.

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

3.    Supplemental Disclosure Of Cash Flow Information

For the nine months ended February 28:

	2003	2002
Income taxes paid	$3,299,000	$9,510,000

4.    Acquisition of The Procurement Centre

On October 11, 2002, the Company completed the acquisition of the assets of a Houston-based provider of supply chain management services to companies on a project basis. A separate subsidiary of the Company, RC Transaction Corp., purchased the assets of The Procurement Centre LLC (doing business as The Procurement Centre). The purchase price of the acquisition, excluding transaction costs of approximately $125,000, was approximately $9.3 million, including $400,000 paid during the third quarter upon TPC meeting certain revenue goals. The purchase price may increase by up to an additional $2.3 million in cash if TPC achieves certain operating goals through October 2003. TPC contributed $2.4 million to revenue in the third quarter of fiscal 2003 and $4.0 million from the date of acquisition through the end of the third quarter.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. During the third quarter, the Company, with the assistance of an independent appraiser, completed the identification of intangible assets acquired in the transaction. The Company has assigned approximately $1.3 million of the purchase price to amortizable intangibles, consisting of contractually based customer relationships, non-competition agreements and the acquired database of potential TPC associates. These intangibles are being amortized over one to four years. The Company recognized approximately $220,000 in amortization expense related to the transaction in the third quarter of fiscal 2003 and will recognize $137,000 in amortization expense related to this transaction in the fourth quarter. Approximately $6.6 million has been allocated to goodwill.

5.    Recent Accounting Pronouncements

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

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This EITF requires all reimbursements received for ‘out-of-pocket’ expenses to be accounted for as revenue. Previously, the Company recorded such reimbursements as a reduction of direct cost of services. The Company adopted Issue No. 01-14 effective March 1, 2002 and, as required in the Issue, has reclassified such reimbursements for all prior periods presented in the consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. These guarantees are subject to the disclosure requirements of FIN 45. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

On December 31, 2002, the FASB issued Statement No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

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

Growth in revenue, to date, has generally been the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. The information technology and human resources management service lines have been introduced in a limited number of our offices. At the end of fiscal 2002, we established two new operating entities that focus primarily on providing internal audit services and executive compensation and corporate governance consulting. On October 11, 2002, we completed the acquisition of the assets of The Procurement Centre LLC, a Texas based provider of supply chain management services to companies on a project basis. In addition to The Procurement Centre’s office in Houston, Texas, we have also opened 7 offices during the first nine months of fiscal 2003. As of February 28, 2003, we served our clients through 50 offices in the United States and five offices abroad.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2003, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks. The actual quarter end dates were as follows: for fiscal 2003, August 24, 2002 (first quarter); November 23, 2002 (second quarter); February 22, 2003 (third quarter); and for fiscal 2002, August 25, 2001 (first quarter); November 24, 2001 (second quarter); February 23, 2002 (third quarter). For convenience, all references herein to years or periods are to years or periods ended May 31 or February 28, respectively.

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

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Revenue. Revenue increased $6.2 million, or 14.5%, to $49.2 million for the three months ended February 28, 2003 from $43.0 million for the three months ended February 28, 2002. The increase in revenues resulted from the increase in the total billable hours charged to our clients as compared to the prior year quarter, reflected in the increase in the number of associates on assignment from 1,003 at the end of the third quarter of fiscal 2002 to 1,181 at the end of the third quarter of fiscal 2003 (including 74 associates working for TPC as of February 28, 2003).

Although the third quarter of fiscal 2003 contained three paid holidays (Thanksgiving, Christmas and New Year’s Day) compared to two paid holidays in the prior year (when Thanksgiving fell in the second quarter), the information technology (IT) and human capital (HC) service lines experienced an increase in billable hours. These service lines also have a higher average billing rate per hour compared to the finance and accounting service line. Overall, average billing rates per hour in the third quarter of fiscal 2003 increased by 5.8% compared to the prior year quarter. Total billable hours, excluding hours of associates working for TPC, increased in the third quarter of fiscal 2003 as compared to fiscal 2002 even though there was one less billing day in fiscal 2003. However, the finance and accounting service line average billable hours in the quarter decreased as compared to the prior year quarter primarily due to the impact of the recession on our clients. TPC contributed $2.4 million to revenue during the third quarter. Overall, the Company billed approximately $4.1 million per week in non-holiday impacted weeks in the third quarter.

We operated 55 offices during the third quarter of fiscal 2003 and 46 offices during the third quarter of the previous fiscal year. We opened three new offices during the current quarter and opened one office in last year’s third fiscal quarter.

Direct Cost of Services.    Direct cost of services increased $4.0 million, or 15.3%, to $30.2 million for the three months ended February 28, 2003 from $26.2 million for the three months ended February 28, 2002. The increase in direct cost of services was attributable to an increase of 8.0% in the overall average pay rate per hour for our associates as well as the increase in total billable hours charged to our clients as compared to the prior year quarter. The direct cost of services as a percentage of revenue increased from 60.8% for the three months ended February 28, 2002 to 61.2% for the three months ended February 28, 2003. The increase in the direct cost of services percentage reflects a) the impact of three paid holidays in the current year third quarter (Thanksgiving, Christmas and New Year’s Day) compared with two paid holidays in the prior year third quarter (Christmas and New Year’s Day); and b) the incremental increase in pay rate per hour compared to bill rate per hour.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $1.9 million, or 15.2%, to $14.2 million for the three months ended February 28, 2003 from $12.3 million for the three months ended February 28, 2002. This increase was primarily attributable to the higher compensation and related benefit expenses from the change in management and administrative headcount from 305 at the end of the third quarter of fiscal 2002 to 341 at the end of the third quarter of fiscal 2003. The increase in headcount arose from the addition of internal personnel of TPC, the incremental hiring for the additional offices opened between the third quarter of fiscal 2002 and the third quarter of fiscal 2003 and the personnel added in the fourth quarter of fiscal 2002 from the acquisition of a practice of Ernst & Young LLP in the United Kingdom. Selling, general and administrative expenses increased slightly as a percentage of revenue from 28.6% for the three months ended February 28, 2002 to 28.8% for the three months ended February 28, 2003.

Amortization and Depreciation Expense.    Amortization of intangible assets increased from $31,000 in the prior year’s third quarter to $298,000 for the three months ended February 28, 2003. In the current quarter, the Company completed the analysis of the allocation of the purchase price of TPC. The analysis allocated $1.3 million of the excess purchase price to amortizable intangibles, consisting of contractually based customer relationships, non-competition agreements and the acquired database of potential associates of TPC. The Company recognized approximately $220,000 in TPC–related amortization expense in the current quarter, including amortization for the period from the acquisition date through the end of the third quarter. The Company will recognize $136,000 in amortization expense related to this transaction in the fourth quarter of fiscal 2003. The Company is also amortizing an intangible asset related to the database acquired in the UK practice through May 2004 at a rate of $48,000 per quarter through May 2004. The amortization expense in the prior year’s third quarter was all related to the amortization of the cost ascribed to a non-compete agreement entered into when the Company acquired LLC. The remaining balance of $12,000 related to the non-compete agreement will be amortized in the fourth quarter of fiscal 2003.

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

Depreciation expense increased from $316,000 for the three months ended February 28, 2002 to $328,000 for the three months ended February 28, 2003. This increase reflects the investment in our United Kingdom offices, the other offices opened since February 2002 and our investment in information technology.

Interest Income.    The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of February 28, 2003, the Company has $12 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through January 2005 and have coupon rates ranging from 2.3% to 3.0%. These investments have been classified in the February 28, 2003 Consolidated Balance Sheet as “held-to-maturity” securities.

During the third quarter of fiscal 2003, the Company generated interest income of $231,000 compared to interest income of $265,000 in the quarter ended February 28, 2002. Although the average cash balance available for investment increased from the third quarter of fiscal 2002 to the third quarter of fiscal 2003, the lower interest rates year over year more than offset the cash balance increase. The Company earned approximately 1.6%, annualized, on its money market, commercial paper and marketable securities investments during the quarter.

Income Taxes.    The provision for income taxes increased from $1.8 million for the three months ended February 28, 2002 to $1.9 million for the three months ended February 28, 2003 as a result of the slight increase in the Company’s pre-tax income and an increase in the effective tax rate in fiscal 2003. The effective tax rates were approximately 41.0% and 40.0% for the three months ended February 28, 2003 and 2002, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s tax rate increased slightly from fiscal 2002 to fiscal 2003 due to a shift in provision for state taxes toward states with higher tax rates. The Company is implementing tax-planning strategies aimed at reducing its tax burden. However, there can be no assurance that the Company’s effective tax rate will not increase in the future.

Nine Months Ended February 28, 2003 Compared to Nine Months Ended February 28, 2002

Revenue.    Revenue increased $4.5 million, or 3.3%, to $143.0 million for the nine months ended February 28, 2003 from $138.4 million for the nine months ended February 28, 2002. The increase in revenues resulted from additional revenue from the TPC operation acquired in the second quarter as well as increases in the IT and HC billable hours charged to our clients as compared to the prior year’s first nine months. Associates in the IT and HC service lines also have a higher average billing rate per hour. The finance and accounting service line cumulative billable hours in fiscal 2003 were less than in the same period in the prior year, primarily due to the impact of the recession on our clients. Overall bill rates improved by 3.7% compared to the prior year average bill rate. We operated 55 offices during the first nine months of fiscal 2003 and 46 offices during the first nine months of the previous fiscal year.

Direct Cost of Services.    Direct cost of services increased $3.2 million, or 3.9%, to $86.4 million for the nine months ended February 28, 2003 from $83.1 million for the nine months ended February 28, 2002. Although total billable hours for the first nine months of fiscal 2003 were less than in fiscal 2002, the direct cost of services increased because of the higher percentage of hours worked by associates in the IT and HC service lines that have a higher average pay rate per hour, as well as the overall average pay rate per hour increase of 6.6%, year over year. The direct cost of services as a percentage of revenue increased from 60.0% for the first nine months of fiscal 2002 to 60.4% for the first nine months of fiscal 2003. The net increase reflects the incremental increase in pay rate per hour compared to bill rate per hour and the decrease in conversion fees in the period compared to the prior year period.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $4.2 million or 11.2%, to $41.7 million for the nine months ended February 28, 2003 from $37.5 million for the nine months ended February 28, 2002. This increase was primarily attributable to the increase in management and administrative headcount from 305 at the end of the first nine months of fiscal 2002 to 341 at the end of the first nine months of fiscal 2003, causing an increase in compensation and related benefits expense. The increase in headcount arose from the addition of internal personnel of TPC, the incremental hiring for the additional offices opened between the third quarter of fiscal 2002 and the third quarter of fiscal 2003 and the personnel added in the fourth quarter of fiscal 2002 from the acquisition of a practice of Ernst & Young LLP in the United Kingdom. The increase was also attributable to an increase in occupancy costs from the addition of the new offices, an increase in insurance costs and an increase for costs related to the Company’s advertising campaign in targeted business publications that began in the fourth quarter of fiscal 2002. Selling, general and administrative expenses increased as a percentage of revenue from 27.1% for the nine months ended February 28, 2002 to 29.2% for the nine months ended February 28, 2003. This percentage increase resulted from the aforementioned increase in salary expense and related benefits, occupancy expenses and national advertising expenses.

Amortization and Depreciation Expense.    Amortization of intangible assets increased from $93,000 for the nine months ended February 28, 2002 to $455,000 for the nine months ended February 28, 2003. The increase is attributable to the amortization of intangible assets in the current year related to the Company’s acquisition of TPC, as well as the purchase of the UK practice. The Company has recognized approximately $220,000 in amortization expense related to the TPC acquisition year-to-date and $144,000 related to the UK. In the prior year period, amortization expense related only to the amortization of the remaining balance paid for a non-compete agreement entered into when the Company acquired LLC.

Depreciation expense increased from $860,000 for the nine months ended February 28, 2002 to $955,000 for the nine months ended February 28, 2003. This increase reflects the investment in our United Kingdom offices, the other offices opened since February 2002 and our investment in information technology.

Interest Income.    During the first nine months of fiscal 2003, the Company generated interest income of $839,000 compared to interest income of $856,000 in the first nine months of fiscal 2002. The Company had a higher average cash, cash equivalents and long-term marketable securities balance available for investment in fiscal 2003; however, the higher average balance available for investment was offset by the decline in rates experienced in 2003, resulting in the slight decline in interest income in the first nine months of fiscal 2003.

Income Taxes.    The provision for income taxes decreased from $7.1 million for the nine months ended February 28, 2002 to $5.9 million for the nine months ended February 28, 2003 as a result of the decrease in the Company’s pre-tax income. The effective tax rates were approximately 41.0% and 40.0% for the nine months ended February 28, 2003 and 2002, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit.

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

In an agreement dated August 22, 2001, we entered into a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires September 1, 2003. As of February 28, 2003, we had no outstanding borrowings under the revolving credit facility.

Net cash provided by operating activities totaled $10.7 million for the nine months ended February 28, 2003 compared to $9.8 million for the nine months ended February 28, 2002. The net increase in cash provided by operations was caused primarily by 1) a reduced obligation for payments in fiscal 2003 under the Company’s incentive bonus plan for management as compared to the amount required in fiscal 2002; 2) a higher accrued salary balance at February 28, 2003 compared to the prior year as the Company’s revenue increased in fiscal 2003; and 3) the Company not making prepayments of federal and state income taxes in the first nine months of fiscal 2003 that were required in the prior year first nine months when the Company changed its tax year end from December 31 to May 31, in order to coincide with its financial statement year-end. These favorable operating cash flow activities were offset by the increase in the Company’s accounts receivable in fiscal 2003, triggered by the Company’s higher revenue in the fiscal 2003 third quarter. The Company’s working capital includes $49.5 million in cash and cash equivalents at February 28, 2003.

Net cash provided by investing activities was $3.6 million for the first nine months of fiscal 2003 compared to a use of cash of $20.0 million in the first nine months of fiscal 2002. The net increase in cash in fiscal 2003 was due to the redemption of $18 million in long-term investments. These investments, classified as long-term investments as of May 31, 2002, were obligations of various United States government programs that contained a “call” feature at the discretion of the issuer of the bonds. During the first nine months of fiscal 2003, the issuer redeemed the bonds. The $12 million in remaining long-term investments have coupon interest rates of 2.3% to 3.0%. The Company also used approximately $8.0 million in cash in fiscal 2003 to acquire TPC, including transaction costs. The Company spent approximately $1.6 million less on leasehold improvements, office equipment and information technology upgrades in the first nine months of fiscal 2003 as compared to the same period in fiscal 2002.

Net cash provided by financing activities totaled $3.5 million for the nine months ended February 28, 2003 compared to $8.6 million for the nine months ended February 28, 2002. In fiscal 2002, cash provided by financing activities benefited from the net proceeds of $3.8 million received from our secondary offering of common stock and a higher level of stock option exercise activity than was experienced in the first nine months of fiscal 2003.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue making investments in capital equipment, primarily technology hardware and software. In addition, we may consider making certain strategic acquisitions. We anticipate that our current cash, existing availability under our revolving line of credit and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

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

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 1.5 million shares of our common stock. As of February 22, 2003, we had not repurchased any shares of our common stock under this program.

Recent Accounting Pronouncements

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for `Out-of-Pocket` Expenses Incurred”. This EITF requires all reimbursements received for `out-of-pocket` expenses to be accounted for as revenue. Previously, the Company recorded such reimbursements as a reduction of direct cost of services. The Company adopted this Issue effective March 1, 2002 and, as required in the Issue, has reclassified such reimbursements for all prior periods presented in the consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. These guarantees are subject to the disclosure requirements of FIN 45. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

On December 31, 2002, the FASB issued Statement No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

RISKS RELATED TO OUR BUSINESS

This section highlights specific risks affecting our business, operating results and financial condition. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

In addition, the non-competition agreement that we entered into with Deloitte & Touche in connection with the management buyout expired on April 1, 2003 and we may be adversely affected if Deloitte & Touche chooses to compete in a manner previously prohibited by the non-compete. We cannot assure you that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and associates. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. In 2002, our revenue declined by 5% compared to fiscal 2001. Although revenue has increased in the first nine months of fiscal 2003, there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    At the end of the third quarter of fiscal 2003, we had approximately $61.5 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

None.

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

RESOURCES CONNECTION, INC.

Date: April 8, 2003	/s/ DONALD B. MURRAY
Donald B. Murray President and Chief Executive Officer

Date: April 8, 2003	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Donald B. Murray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Resources Connection, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:    April 8, 2003

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

Date:    April 8, 2003

/s/    STEPHEN J. GIUSTO

Stephen J. Giusto

Chief Financial Officer and Executive Vice

President of Corporate Development