Form 10-K
period 2003-05-31
RESOURCES CONNECTION INC
filed 2003-08-28
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

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

Title of each class

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

As of November 22, 2002, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $360,175,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market). As of August 22, 2003, there were approximately 22,409,304 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

This Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words

i

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

Available Information

The Company’s principal executive offices are located at 695 Town Center Drive, Suite 600, Costa Mesa, California 92626. The Company’s telephone number is (714) 430-6400 and its web site address is http://www.resourcesconnection.com. The information set forth in the web site does not constitute part of this Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained as soon as reasonably practicable after we file such reports with the SEC on our website at http://www.resourcesconnection.com.

ii

PART I

ITEM 1.    BUSINESS

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources and procurement (supply chain) management professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized professional expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services, such as documenting internal controls. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, public reporting and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

We were founded in June 1996 by a team at Deloitte & Touche, led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Additional founding members include our current chief financial officer, Stephen J. Giusto, then also a Deloitte & Touche partner, and Karen M. Ferguson, the current regional managing director of our Northeast practice offices. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a division of Deloitte & Touche from our inception in June 1996 until January 1997. From January 1997 until April 1999, we operated as a subsidiary of Deloitte & Touche. During these periods, due to regulatory constraints applicable to us as part of a Big Four accounting firm, we were unable to provide certain accounting services to audit clients of Deloitte & Touche. In April 1999, we completed a management-led buyout. Subsequent to the management-led buyout, we were able to expand the scope of services we provide to our clients.

Our business model combines the client service orientation and commitment to quality of a Big Four accounting firm with the entrepreneurial culture of an innovative, high-growth company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: increasing demand for outsourced professional services by corporate clients and increasing supply of professionals interested in working on an outsourced basis. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with varying professional needs.

As of May 31, 2003, we employed more than 1,175 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal, annual survey conducted in late calendar year 2002, to which approximately 56% of all active associates responded, 51% of respondents were CPAs, 40% had Masters degrees, and the average years of professional experience was about 17. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We have established a diverse client base of over 1,200 clients, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients include approximately half of the Fortune 100, which accounted for approximately 14.5% and 15.2% of our revenues in fiscal 2002 and 2003, respectively, and all of the Big Four accounting firms. As of May 31, 2003, we served our clients through 50 offices in the United States and five offices abroad. We have grown revenues internally from $29.7 million in fiscal 1998 to $202.0 million in fiscal 2003, a five-year compounded annual growth rate, or CAGR, of 46.8% and our income from operations over the same period has increased from $3.7 million to $20.2 million, a five-year CAGR of 40.4%. We have been profitable every year since our inception.

We believe our distinctive culture is a valuable asset and is in large part due to our management team, which has extensive experience in the professional services industry. Many of our senior management and office managing directors have Big Four experience and an equity interest in our company. This team has created a culture of professionalism that we believe fosters in our associates a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service to our clients.

Subsequent to our fiscal year-end of May 31, 2003, we completed three transactions to enhance our international presence as well as our ability to deliver internal audit services. The largest of the three was the all cash acquisition for $29.4 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM is considered a market leader in the interim management industry in the Netherlands. This acquisition provides a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to Big Four audit firms, particularly in light of current concerns about auditor independence. ETM has seven offices in the Netherlands and contracted with, or employed, over 300 professional service associates on assignment as of March 31, 2003. ETM reported revenues for the nine months ended March 31, 2003 of $45.4 million and revenues of $72 million for the year ended June 30, 2002. Upon completion of this transaction, we renamed ETM Resources Connection. NL B.V.

In addition to the international expansion driven by the acquisition in the Netherlands, we also acquired the assets of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu in Australia in an all cash deal for $1 million on June 1, 2003. The subsidiary, now renamed Resources Connection Australia Pty. Ltd., was originally launched in 1998 by us on behalf of the Deloitte Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

Finally, on July 30, 2003, we announced the acquisition of the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase includes cash of $2 million and a provision for contingent payments based on sales volume. policyIQTM is a tool that clients of our subsidiary, Resources Audit Solutions (“RAS”), can use to assist in complying with Sarbanes. RAS specializes in conducting internal audits, assisting clients in establishing and documenting efficient internal controls, assessing risk management practices and complying with the myriad of new regulations associated with Sarbanes.

Industry Background

Demand for Project Professional Services

Resources Connection’s services address a range of professional areas, with a substantial majority of revenues derived from accounting and finance services. The market for professional services is broad, and independent data on the size of the market is fragmented. For instance, past studies in 2002 by Staffing Industry Analysts, Inc. put the size of the professional sector of the staffing industry at $58.6 billion in 2002, but this is just a measure of the staffing component of professional services. Other components include, but are not limited to, CPA services and consulting services, each of which address multibillion dollar markets. Because of the corporate scandals documented in the media over the last few years, we believe the market for professional services is changing rapidly and that companies may be willing to choose alternatives to traditional professional service providers. We believe Resources Connection is a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

•	strategically access specialized skills and expertise;

•	effectively supplement internal resources;

•	increase labor flexibility; and

•	reduce their overall hiring and training costs.

Typically, companies use a variety of alternatives to fill their project professional services needs. Companies outsource entire projects to consulting firms; this provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Four accounting firms; however, these arrangements are on an ad hoc basis and have been increasingly limited by regulatory concerns. Companies use temporary employees from traditional and Internet-based staffing firms, who may be less experienced or less qualified than employees of professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

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

The employment alternatives historically available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four accounting firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less flexible hours and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens.

During the past two years of turmoil in the economy and the accounting profession, particularly, we have experienced an increase in the supply of qualified finance and accounting professionals.

Resources Connection Solution

We believe that Resources Connection is positioned to capitalize on the confluence of these industry trends. We believe, based on discussions with our clients, that Resources Connection provides clients seeking project professionals with high-quality services because we are able to combine all of the following:

•	a relationship-oriented approach to assess our clients’ project needs;

•	highly qualified professionals with the requisite skills and experience;

•	competitive rates on an hourly, instead of a per project, basis; and

•	significant client control of their projects.

Resources Connection Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced accounting and finance, risk management, human resources management, procurement and information technology professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

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

•	Maintain our distinctive culture. Our corporate culture is central to our business strategy and we believe has been a significant component of our success. Our senior management, virtually all of whom are Big Four alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four accounting firm with the entrepreneurial energy of an innovative, high-growth company. We seek associates and management with talent, integrity, enthusiasm and loyalty to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified associates and, in turn, attracting clients.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their businesses and help them define their project needs. Once a project is defined, we identify associates with the appropriate skills and experience to meet the client’s needs. We believe that by partnering with our clients to solve their professional services needs, we can generate new opportunities to serve them. The strength of our client relationships is demonstrated by the fact that 49 of our largest 50 clients in fiscal 2002 remained clients in fiscal 2003.

•	Build the Resources Connection brand. Our objective is to establish Resources Connection as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 1,175 associates on assignment and approximately 300 management employees, most of whom have established relationships with a number of potential clients. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Connection brand. These efforts include continuing the advertising campaign commenced in the fourth quarter of fiscal 2002 in targeted business publications.

Our Growth Strategy

Virtually all of our growth since inception has been internal. We believe we have significant opportunity for continued strong internal growth in our core business and have completed a few strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional project work from the more than 1,200 clients we served in fiscal 2003. We believe, based on discussions with our clients, that the amount of revenue we currently receive from most of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with industry trends, they will continue to increase the amount they spend on these services. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we will capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts. During this past year, we have seen more growth within key, existing clients, as opposed to growing through the addition of new middle market clients. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large companies.

•	Expanding geographically. We plan to expand geographically to meet the demand for project professional services. We expect to add to our existing domestic office network with new offices strategically located to meet the needs of our existing clients and to create additional new client opportunities. We believe that there are also significant opportunities to grow our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis.

•	Providing additional professional services lines. We will continue to explore, and consider entry into, new professional services lines. Since fiscal 1999, we have diversified our professional services lines by entering into human resources management, (including executive compensation and corporate governance consulting), the information technology segments, internal audit services and procurement (supply chain) management. Our considerations when evaluating new professional services lines include growth potential, profitability, cross-marketing opportunities and competition.

Associates

We believe that an important component of our success over the past six years has been our highly qualified and experienced associates. As of May 31, 2003, we employed 1,175 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

Our associates are primarily employees of Resources Connection. We typically pay each associate an hourly rate, overtime premiums as required by law, and offer benefits, including paid vacation and holidays; referral bonus programs; group medical, dental and vision programs, each with an approximate 50% contribution by the associate; a basic term life insurance program; a matching 401(k) retirement plan; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We also have a long-term incentive plan for our associates, which affords them the opportunity to earn an annual cash bonus vesting over time. In addition, we offer our associates the ability to participate in the Company’s Employee Stock Purchase Plan. We intend to maintain competitive compensation and benefit programs.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2003, we served over 1,200 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2003, no single client accounted for more than 4% of our revenue and our 10 largest clients accounted for approximately 19% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2003.

Allied Waste	Laidlaw Education Services
Blue Shield of California	PepsiCo Inc.
CB Richard Ellis	Pharmacia Corporation
Credit Suisse First Boston Corporation	Siemens Corporation
El Paso Corporation	Southwest Airlines
Exelon Corporation	Toshiba America Electronic Components, Inc.
Great West Life and Annuity Life Insurance Company	Toyota Motor Sales, USA, Inc.

Services

Our current professional services capabilities include accounting and finance, risk management and internal audit, information technology, human resources and procurement (supply chain) management. In fiscal 2003, our revenue from providing accounting and finance services accounted for a substantial majority of our revenue. Our engagements are project-based and often last three months or longer.

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

Sample Engagement:    We have provided three associates over a three-month period to assist a leading provider of business information and related products and services with a number of projects. Our associates were responsible for:

•	evaluating the existing human resources information system, or HRIS;

•	reviewing vendors and implementing a new HRIS system;

•	updating human resources policies and procedures to reflect consistent corporate policies across numerous acquired companies; and

•	evaluating the various retirement benefits for each of the multiple subsidiaries and acquired companies.

Information Technology

Our information technology professional services group was formed in June 1998. Our information technology services include:

•	financial system/enterprise resource planning implementation and post implementation optimization;

•	HRIS implementation and integration; and

•	supporting analytical systems such as consolidation and budgeting and planning tools.

Sample Engagement:    We provided four associates over a six-month period to redesign the reporting process and re-implement Hyperion Enterprise for a diversified international manufacturing corporation. The challenge included managing the complexities of balancing United States financial accounting reporting, international financial accounting reporting and internal operational reporting while creating as little disruption as possible to the users. Our team included a project manager, a technical Enterprise expert and report writing specialists. Our associates were responsible for:

•	creating new reports to satisfy statutory and operational requirements and streamlining and rationalizing 400 existing reports;

•	re-implementing a chart of accounts to support reporting requirements of diverse operational segments;

•	executing a communication plan to educate and create buy-in with the users; and

•	completing other special projects such as legal entity rationalization.

Internal Audit Services

Our internal audit services subsidiary, RAS, was formed in June 2002 and provides the following services:

•	implementing efficient internal controls policies and procedures;

•	assessing risk management practices; and

•	complying with regulations of Sarbanes.

Sample Engagement:    We provided 45 associates to assist with a Sarbanes Section 404 compliance project for a multi-billion dollar solid waste management company. Our associates visited 15 client locations and utilized the content management tool, policyIQTM, to assist management with gathering support for their assessment of the internal control environment. Our associates were responsible for:

•	documenting the existing business processes, practices, and workflows; and

•	identifying any control weaknesses within those processes.

Procurement Management

We purchased The Procurement Centre (“TPC”) in October 2002. Our procurement services include:

•	providing qualified supply chain professionals with a variety of skill-sets and backgrounds including: working as sourcing team members, leading strategic sourcing efforts, negotiating contracts, serving as commodity/category experts, developing strategies, and performing tactical purchasing;

•	offering a variety of supply chain management solutions, including: strategic sourcing, inventory rationalization, supplier diversity assistance, ERP implementations, and procurement card programs; and

•	presenting a variety of onsite training and education seminars to keep customers updated on the latest trends in purchasing and supply chain management.

Sample Engagements:    We provided seven associates over an eight-month period to assist a Fortune 500 company’s procurement organization on a variety of projects. Our associates were responsible for:

•	leading the development of a multi-year strategic plan for the entire purchasing organization;

•	assisting with the formulation and implementation of an IT procurement strategy to address an annual spend in excess of $100 million;

•	conducting a current State Assessment, the scope of which includes a review of the “as-is state”, gap analysis, process mapping, personnel assessment, focus interviews, definition of “to-be” state and delivery of an implementation plan to achieve the defined desirable outcome;

•	serving as a commodity manager for a critical spend category;

•	reviewing, managing, and negotiating supplier contracts;

•	assisting in the creation of standard corporate contract terms and conditions;

•	providing in-house procurement training and education courses; and

•	acting as a strategic adviser for the new procurement executive.

Operations

We generally provide our professional services to clients at a local level through our 50 domestic offices and five international offices, with the oversight and consultation of our corporate management team located in our corporate service center and our regional managing directors. The managing director and client service director(s) in each office are responsible for initiating client relationships, identifying associates specifically skilled to perform client projects, ensuring client satisfaction throughout engagements and maintaining client relationships post-engagement. Throughout this process, the corporate management team and regional managing directors are available to consult with the managing director with respect to client services.

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

We believe that our ability to successfully deliver professional services to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the company and the performance of the director’s particular office. In addition, many members of our office management own equity in our company. We also have a mentor program whereby each new managing director is trained by an experienced managing director, who is responsible for providing support to the new managing director on an ongoing basis.

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

Our business development efforts are driven by the networking and sales efforts of our management. The managing directors and client service directors in our offices develop a list of targeted potential clients and key existing clients. In addition, the directors are assisted by a few management professionals focused on business development efforts on a national basis. These business development professionals, teamed with the managing directors and client service group, are responsible for initiating and fostering relationships with the senior management of our targeted client companies. These local efforts are supplemented with national marketing assistance. We have a national business development director who, with our top executives, assists with major client opportunities. We believe that these efforts have been effective in generating incremental revenues from existing clients and developing new client relationships.

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

Competition

We operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms;

•	loaned employees of the Big Four accounting firms;

•	traditional and Internet-based staffing firms and their specialized divisions; and

•	the in-house resources of our clients.

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

Employees

As of May 31, 2003, we had a total of 1,519 employees, including 344 corporate and office-level employees and 1,175 professional services associates. None of our employees is covered by a collective bargaining agreement.

ITEM 2.    PROPERTIES

As of May 31, 2003, we maintain a total of 50 domestic offices, a few with multiple office locations in the same city, which are located in the following metropolitan areas:

Phoenix, Arizona	Boise, Idaho	Cincinnati, Ohio
Costa Mesa, California	Chicago, Illinois	Cleveland, Ohio
Los Angeles, California	Indianapolis, Indiana	Columbus, Ohio
Sacramento, California	Kansas City, Kansas	Portland, Oregon
Santa Clara, California	Baltimore, Maryland	Philadelphia, Pennsylvania
San Diego, California	Boston, Massachusetts	Pittsburgh, Pennsylvania
San Francisco, California	Detroit, Michigan	Nashville, Tennessee
Denver, Colorado	Minneapolis, Minnesota	Austin, Texas
Hartford, Connecticut	St. Louis, Missouri	Dallas, Texas
Stamford, Connecticut	Las Vegas, Nevada	Fort Worth, Texas
Jacksonville, Florida	Parsippany, New Jersey	Houston, Texas
Orlando, Florida	Princeton, New Jersey	San Antonio, Texas
Tampa, Florida	New York, New York	Seattle, Washington
Atlanta, Georgia	Syracuse, New York	Milwaukee, Wisconsin
Honolulu, Hawaii	Charlotte, North Carolina	Washington, D.C.

Our corporate offices are located in the Costa Mesa, California office in a 19,048 square foot facility under a lease expiring in June 2007. We maintain five international offices: Toronto, Canada; Birmingham, England; London, England; Hong Kong, People’s Republic of China; and Taipei, Taiwan.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has traded on The Nasdaq National Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of May 31, 2003 was 314.

The following table sets forth the range of high and low closing sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2001:
Third Quarter (December 15, 2000 through February 24, 2001)	$24.75	$16.00
Fourth Quarter	$33.30	$17.13

Fiscal 2002:
First Quarter	$31.88	$19.50
Second Quarter	$23.56	$17.66
Third Quarter	$27.90	$20.64
Fourth Quarter	$30.06	$24.55

Fiscal 2003:
First Quarter	$27.30	$16.50
Second Quarter	$19.00	$11.57
Third Quarter	$23.21	$16.54
Fourth Quarter	$23.54	$17.81

Fiscal 2004:
First Quarter (June 2, 2003 through August 22, 2003)	$28.30	$20.35

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

Issuances of Unregistered Securities

On October 11, 2002, the Company entered into an Asset Purchase Agreement (the “Agreement”), with RC Transaction Corp., a wholly owned subsidiary of the Company (“RC”), The Procurement Centre, LLC (the “Seller”), and certain members of the Seller, pursuant to which RC acquired certain assets and liabilities of the Seller. As part of the consideration, on October 11, 2002, the Company issued 116,000 shares of its common stock to the Seller. The Agreement valued such shares at approximately $1,504,000.

The issuance of the common stock by the Company to the Seller was a transaction not involving a public offering, and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The facts relied on to make this exemption available include, without limitation, the following: (i) the offering did not involve any general solicitation or advertising; (ii) the offering was made to the Seller solely in connection with the acquisition of the assets of the Seller; (iii) the Company obtained representations from the members of the Seller regarding, among other things, investment intent, status as accredited investors, and access to information.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 32 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 15. The statements of income data for the period from June 1, 1998 to March 31, 1999, were derived from the financial statements of Resources Connection LLC that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are not included in this Report on Form 10-K. The consolidated statements of income data for the period from November 16, 1998 to May 31, 2000 and the consolidated balance sheet data at May 31, 1999, 2000 and 2001 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 31, 2001, 2002 and 2003 and the consolidated balance sheet data at May 31, 2002 and 2003 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Resources Connection LLC	Resources Connection, Inc.
	Period from June 1, 1998 to March 31, 1999	Period from November 16, 1998 to May 31, 1999	Year Ended May 31, 2000	Year Ended May 31, 2001	Year Ended May 31, 2002	Year Ended May 31, 2003
	(dollar amounts in thousands, except per share data)
Consolidated Statements of Income Data:
Revenue	$55,897	$15,511	$127,459	$191,496	$181,677	$202,022
Direct cost of services	31,712	8,745	74,668	112,555	108,715	121,648

Gross profit	24,185	6,766	52,791	78,941	72,962	80,374
Selling, general and administrative expenses	17,071	4,274	34,648	49,964	50,688	58,248
Amortization of intangible assets	—	371	2,231	2,273	125	655
Depreciation expense	118	30	285	866	1,180	1,290

Income from operations	6,996	2,091	15,627	25,838	20,969	20,181
Interest income	—	—	—	(633)	(1,183)	(1,077)
Interest expense	—	734	4,717	3,629	—	—

Income before provision for income taxes	6,996	1,357	10,910	22,842	22,152	21,258
Provision for income taxes	—	565	4,364	9,137	8,861	8,716

Net income	$6,996	$792	$6,546	$13,705	$13,291	$12,542

Net income per common share:
Basic		$0.09	$0.42	$0.77	$0.63	$0.57

Diluted		$0.09	$0.42	$0.71	$0.58	$0.55

Number of shares used in computing net income per share (in thousands):
Basic		8,691	15,630	17,864	21,241	21,849

Diluted		8,691	15,714	19,421	22,862	22,896

Other Data:
Number of offices open at end of period	27	28	35	44	47	55
Total number of associates on assignment at end of period	675	697	1,056	1,283	1,060	1,175
Pro Forma Data (1):
Income before provision for income taxes	$6,996
Pro forma provision for income taxes	2,798

Pro forma net income	$4,198

	Resources Connection, Inc.
	May 31,
	1999	2000	2001	2002	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and long-term marketable securities	$876	$4,490	$34,503	$55,745	$68,078
Working capital	7,150	7,664	42,965	43,135	60,177
Total assets	58,954	70,106	105,345	130,588	155,937
Long-term debt, including current portion	42,531	41,771	—	—	—
Stockholders’ equity	10,610	17,185	86,032	113,471	133,531

(1)	Because Resources Connection LLC is a limited liability company, income taxes on any income realized by Resources Connection LLC are the obligation of its members and, accordingly, Resources Connection LLC records no provision for income taxes. The pro forma net income for Resources Connection LLC for the period from June 1, 1998 to March 31, 1999 has been computed as if Resources Connection LLC had been fully subject to federal and state income taxes as a C corporation.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” starting on page 26 and elsewhere in this Report on Form 10-K.

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources and procurement (supply chain) management professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services, such as documenting internal controls. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, public reporting and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

We began operations in June 1996 as a division of Deloitte & Touche and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with, among others, an investor, Evercore Partners, Inc. In December 2000, we completed our initial public offering of common stock and began trading on the Nasdaq National Market.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. In addition, we purchased an operating division of one of the Big Four accounting firms in the United Kingdom, specializing in the selection and recruitment of senior management teams and interim management capability. The information technology and human resources management service lines have been introduced in a limited number of our offices. At the end of fiscal 2002, we established two new operating entities that focus primarily on providing internal audit services (Resources Audit Solutions, LLC (“RAS”)) and executive compensation and corporate governance consulting (Resources Consulting Group, LP).

On October 11, 2002, we completed the acquisition of The Procurement Centre, LLC (“TPC”), a Texas based provider of supply chain management services to companies on a project basis. In addition to TPC’s office in Houston, Texas, we have also opened six offices domestically during fiscal 2003 and an office in Birmingham, England.

As of May 31, 2003, we served our clients through 50 offices in the United States and five offices abroad.

Subsequent to the end of our fiscal year, we completed three transactions to enhance our international presence as well as our ability to deliver services through RAS. The largest of the three was the all cash acquisition for $29.4 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition will provide a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to Big Four audit firms, particularly in light of current concerns about auditor independence. ETM has seven offices in the Netherlands and contracted with, or employed, over 300 professional service associates on assignment as of March 31, 2003. ETM reported revenues for the nine months ended March 31, 2003 of $45.4 million and revenues of $72 million for the year ended June 30, 2002.

In addition to the international expansion driven by the acquisition of ETM, we also acquired the assets of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu in Australia in an all cash deal for $1 million on June 1, 2003. The subsidiary, now renamed Resources Connection Australia Pty. Ltd., was originally launched in 1998 by us on behalf of the Deloitte Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

Finally, on July 30, 2003, we announced the acquisition of the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase price was $2 million and a provision for contingent payments based on sales volume. policyIQTM is a tool that clients of our subsidiary, RAS, can use to assist in complying with Sarbanes. RAS specializes in conducting internal audits, assisting clients in establishing and documenting efficient internal controls, assessing risk management practices and complying with the myriad of new regulations associated with Sarbanes.

We earn revenue primarily by charging our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and typically invoice our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires an associate onto its permanent payroll. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented less than 3%, 2% and 1% of our revenue for the years ended May 31, 2001, 2002 and 2003, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2003, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks. The actual quarter end dates for fiscal 2003 and 2002 were as follows: for fiscal 2003, August 24, 2002 (first quarter); November 23, 2002 (second quarter); February 22, 2003 (third quarter); and May 31, 2003 (fourth quarter); and for fiscal 2002, August 25, 2001 (first quarter); November 24, 2001 (second quarter);

February 23, 2002 (third quarter); and May 25, 2002 (fourth quarter). For convenience, all references herein to years or periods are to years or periods ended May 31.

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

	Resources Connection, Inc.
	Year Ended May 31, 2001	Year Ended May 31, 2002	Year Ended May 31, 2003
	(amounts in thousands)
Revenue	$191,496	$181,677	$202,022
Direct cost of services	112,555	108,715	121,648

Gross profit	78,941	72,962	80,374
Selling, general and administrative expenses	49,964	50,688	58,248
Amortization of intangible assets	2,273	125	655
Depreciation expense	866	1,180	1,290

Income from operations	25,838	20,969	20,181
Interest expense (income), net	2,996	(1,183)	(1,077)

Income before provision for income taxes	22,842	22,152	21,258
Provision for income taxes	9,137	8,861	8,716

Net income	$13,705	$13,291	$12,542

Our operating results for the periods indicated are expressed as a percentage of revenue below.
	Resources Connection, Inc.
	Year Ended May 31, 2001	Year Ended May 31, 2002	Year Ended May 31, 2003
Revenue	100.0%	100.0%	100.0%
Direct cost of services	58.8	59.8	60.2

Gross profit	41.2	40.2	39.8
Selling, general and administrative expenses	26.1	27.9	28.8
Amortization of intangible assets	1.2	0.1	0.3
Depreciation expense	0.4	0.7	0.7

Income from operations	13.5	11.5	10.0
Interest expense (income), net	1.6	(0.7)	(0.5)

Income before provision for income taxes	11.9	12.2	10.5
Provision for income taxes	4.7	4.9	4.3

Net income	7.2%	7.3%	6.2%

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002

Revenue.    Revenue increased $20.3 million or 11.2% to $202.0 million for the year ended May 31, 2003 from $181.7 million for the year ended May 31, 2002. Growth in revenues resulted primarily from continued expansion of our scope of services resulting in more billable hours for our associates and an improvement in rate per hour. Our scope of services expanded by increasing marketing awareness of our ability to do information technology, human capital and internal audit-related engagements. We also added TPC operations. These measures partially offset the effects of the negative economy. To a lesser extent, revenue benefited from the fifty-third week of activity in fiscal 2003. Overall bill rates improved by 4.9% compared to the prior year average bill rate. The increase in revenue for the year is also reflected by the increase in the number of associates on assignment from 1,060 at the end of fiscal 2002 to 1,175 at the end of fiscal 2003. We operated 55 offices during the final quarter of fiscal 2003, compared to 47 offices in the last quarter of fiscal 2002.

Direct Cost of Services.    Direct cost of services increased $12.9 million or 11.9% to $121.6 million for the year ended May 31, 2003 from $108.7 million for the year ended May 31, 2002. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates. Overall, the average pay rate per hour increased by 6.8% year-over-year. The number of associates on assignment increased from 1,060 at the end of fiscal 2002 to 1,175 at the end of fiscal 2003. The direct cost of services increased as a percentage of revenue from 59.8% for fiscal year 2002 to 60.2% for fiscal year 2003. The net increase primarily reflects the incremental increase in pay rate per hour compared to bill rate per hour and the decrease in conversion fees in the current year compared to the prior year.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $7.6 million or 14.9% to $58.2 million for the year ended May 31, 2003 from $50.7 million for the year ended May 31, 2002. This increase was primarily attributable to the increase in management and administrative headcount from 312 at the end of fiscal 2002 to 344 at the end of fiscal 2003, causing an increase in compensation and related benefits expense. The increase in headcount arose from the addition of internal personnel of TPC, the incremental hiring for the seven additional offices opened during fiscal 2003, as well as the full year of operation for those offices opened in fiscal 2002. The Company also continued throughout fiscal 2003 the advertising campaign in targeted business publications begun in the fourth quarter of fiscal 2002. The increase was also attributable to an increase in occupancy costs from the addition of the new offices, an increase in bonus expense from the Company’s improved revenue results and an increase in insurance costs. Selling, general and administrative expenses increased as a percentage of revenue from 27.9% for the year ended May 31, 2002 to 28.8% for the year ended May 31, 2003. This percentage increase resulted from the aforementioned increase in salary expense and related benefits, occupancy expenses and national advertising expenses.

Amortization and Depreciation Expenses.    Amortization of intangible assets increased from $125,000 for the year ended May 31, 2002 to $655,000 for the year ended May 31, 2003. The increase is attributable to the amortization of intangible assets in the current year related to the Company’s acquisition of TPC, as well as the purchase of a United Kingdom (“UK”) practice in fiscal 2002. The Company recognized approximately $356,000 in amortization expense on non-compete agreements and candidate, prospect and client databases related to the TPC acquisition and $193,000 related to the UK practice. In the prior year, amortization expense related only to the amortization of the non-compete agreement entered into when the Company acquired Resources Connection LLC (“LLC”) on April 1, 1999. The balance of $106,000 remaining for that non-compete agreement at the end of fiscal 2002 was fully amortized in fiscal 2003.

Depreciation expense increased from $1.2 million for the year ended May 31, 2002 to $1.3 million for the year ended May 31, 2003. This increase reflects the investment in our UK offices as well as the TPC acquisition, the other offices opened since the beginning of fiscal 2003, a full year of depreciation of assets acquired during fiscal 2002 and our investment in information technology.

Interest Income.    The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of May 31, 2003, the Company has $20 million of government-agency bonds with remaining maturity dates in excess of one year from the balance sheet date. The bonds mature through 2005 and have coupon rates ranging from 1.8% to 3.0%. These investments have been classified in the May 31, 2003 consolidated balance sheet as “held-to-maturity” securities.

During fiscal 2003, the Company generated interest income of $1.1 million compared to interest income of $1.2 million in the year ended May 31, 2002. Although the average cash balance for investment increased from fiscal 2002 to fiscal 2003, the lower interest rates year-over-year more than offset the cash balance increase. The Company earned approximately 1.7%, annualized, on its money market, commercial paper and other marketable securities investments during the year.

Income Taxes.    The provision for income taxes decreased from $8.9 million for the year ended May 31, 2002 to $8.7 million for the year ended May 31, 2003 due to the decrease in income from operations in fiscal 2003. The decrease in income from operations was offset by the increase in the effective tax rate in fiscal 2003 to 41.0% from approximately 40.0% in fiscal 2002. The increase is primarily due to an increase in the federal statutory rate of 1.0%, which resulted from applying a 35.0% federal tax rate in fiscal 2003 as opposed to a 34.0% tax rate as in prior years. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. The Company is implementing tax-planning strategies aimed at reducing its tax burden. However, there can be no assurance that the Company’s effective tax rate will not increase in the future.

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

During fiscal 2002, the Company generated interest income of $1.2 million compared to net interest expense of $3.0 million in the year ended May 31, 2001. The Company earned approximately 2.6%, annualized, on its money market, commercial paper and other marketable securities investments during the year.

Income Taxes.    The provision for income taxes decreased from $9.1 million for the year ended May 31, 2001 to $8.9 million for the year ended May 31, 2002 due to the decrease in income from operations in fiscal 2002. The effective tax rate was approximately 40.0% for both years, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2003. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and reflect and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Resources Connection, Inc. Quarter Ended
	Aug. 31, 2001	Nov. 30, 2001	Feb. 28, 2002	May 31, 2002	Aug. 31, 2002	Nov. 30, 2002	Feb. 28, 2003	May 31, 2003
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$49,340	$46,099	$42,988	$43,250	$43,528	$50,209	$49,237	$59,048
Direct cost of services	29,257	27,716	26,150	25,592	26,301	29,909	30,153	35,285

Gross profit	20,083	18,383	16,838	17,658	17,227	20,300	19,084	23,763
Selling, general and administrative expenses	12,875	12,348	12,301	13,164	13,018	14,526	14,170	16,534
Amortization of intangible assets	31	31	31	32	31	126	298	200
Depreciation expense	257	287	316	320	315	312	328	335

Income from operations	6,920	5,717	4,190	4,142	3,863	5,336	4,288	6,694
Interest income	(282)	(309)	(265)	(327)	(338)	(270)	(231)	(238)

Income before provision for income taxes	7,202	6,026	4,455	4,469	4,201	5,606	4,519	6,932
Provision for income taxes	2,881	2,410	1,782	1,788	1,722	2,298	1,853	2,843

Net income	$4,321	$3,616	$2,673	$2,681	$2,479	$3,308	$2,666	$4,089

Net income per common share(1):
Basic	$0.21	$0.17	$0.13	$0.13	$0.11	$0.15	$0.12	$0.19

Diluted	$0.19	$0.16	$0.12	$0.12	$0.11	$0.15	$0.12	$0.18

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2003.

At May 31, 2003, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2003, the Company had no capital leases. Future minimum rental commitments under operating leases are as follows:

Years Ending May 31:
2004	$5,040,000
2005	4,369,000
2006	2,958,000
2007	2,272,000
2008	1,584,000
Thereafter	4,761,000

Total	$20,984,000

On August 22, 2001, we entered into a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The credit agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement, originally set to expire on September 1, 2003, has been extended to December 1, 2003 and the Company is negotiating to extend the agreement for an additional two years. As of May 31, 2003, the Company had no outstanding borrowings under the revolving credit facility.

Net cash provided by operating activities totaled $17.0 million in fiscal 2003 compared to $15.3 million in fiscal 2002. Cash provided by operations resulted primarily from the net earnings of the Company partially offset by growth in working capital. One of the primary components of the net increase in cash provided by operations was the increase in the accrual for management incentive bonus as well as the profit sharing plan for associates as of May 31, 2003 compared to May 31, 2002, as the Company’s revenue increased. In addition, accruals for salaries were up over 150% as of May 31, 2003 compared to May 31, 2002. This was the result of two weeks of accrued salary owed to associates as of May 31, 2003 compared to one week at the end of May 31, 2002 and, to a lesser extent, the higher number of associates on active assignment at the end of fiscal 2003 compared to fiscal 2002. In the current year, the Company was also able to utilize some of the prepayments of income taxes triggered by the Company’s change in tax year-end from December 31 to May 31 in calendar 2001. These favorable operating cash flow activities were offset by the increase in the Company’s accounts receivable balance in fiscal 2003, triggered by the Company’s higher revenue in the fourth quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. The Company’s had $48.1 million in cash and cash equivalents and $20 million of long-term marketable securities at May 31, 2003.

Net cash used in investing activities totaled $4.7 million for fiscal 2003 compared to $27.7 million for fiscal 2002. During fiscal 2002, the Company purchased $24 million of marketable securities and classified them as “held-to-maturity” securities since their remaining maturity dates are in excess of one year from the balance sheet date. These securities have coupon interest rates ranging from 1.8% to 3.0% as of May 31, 2003.

Subsequent to May 31, 2003, the Company completed three separate acquisitions using a total of $32.4 million in cash. After these transactions and anticipated sources and uses of cash during the quarter, the Company expects cash balances available for operating purposes to exceed $30 million as of the end of the first quarter of fiscal 2004.

Net cash provided by financing activities totaled $4.2 million for the year ended May 31, 2003 compared to $9.6 million for the year ended May 31, 2002. The net cash provided by financing activities in fiscal 2002 reflects the net proceeds received from our secondary offering of common stock in addition to stock option exercises and purchases by employees through the Company’s Employee Stock Purchase Plan. There was no secondary offering of common stock and the volume of stock option exercises declined in fiscal 2003.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily technology hardware and software. In addition, we may consider making additional strategic acquisitions. We anticipate that our current cash, existing availability under our revolving line of credit and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. The Company adopted SFAS No. 145 effective June 1, 2002 and has reclassified the costs incurred in connection with the early extinguishment of debt in fiscal 2001 as interest expense with the related income tax benefit included as a component of the provision for income taxes. Refer to the “Interest Expense” accounting policy in Note 2 of the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K with respect to such reclassification.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which had required a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. Should we have a restructuring activity in the future, this statement would primarily impact the timing of the recognition of the expense. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of this statement did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about obligations that it has. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provision of this interpretation effective March 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity s accounting policy decisions with respect to stock-based employee compensation. The Company adopted the disclosure provisions of this statement effective March 1, 2003. The adoption did not have a material impact on the Company’s financial position or results of operations, as it will continue to account for stock-based compensation under APB No. 25.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact to its consolidated financial position, results of operations or cash flows.

RISK FACTORS

You should carefully consider the risks described below before making a decision to buy shares of our common stock. The order of the risks is not an indication of their relative weight or importance. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may also adversely impact and impair our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Report on Form 10-K, including our financial statements and the related notes.

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

The U.S. economy has experienced an economic downturn and our business has been significantly affected by the economic downturn. During a general level of economic slowing, our clients have delayed or cancelled plans that involve professional services, particularly outsourced professional services. Consequently, the demand for our associates has declined, resulting in a loss of revenues. In addition, the use of professional services associates on a project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. In 2002, our revenue declined by 5%. Although revenue has increased in fiscal 2003 as compared to fiscal 2002 by 11%, there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

The increase in our international activities will expose us to additional operational challenges that we might not otherwise face.

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

We have acquired, and may continue to acquire companies in the future, and these acquisitions could disrupt our business.

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

Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or any of the other key members of our senior management team could significantly disrupt our operations. Key members of our senior management team include Karen M. Ferguson, an executive vice president, John D. Bower, our vice president, finance, and Kate W. Duchene, our chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Bower or Ms. Duchene.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of associates eligible for our offered benefits as the average length of employment with Resources increases;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    At the end of fiscal 2003, we had approximately $68.1 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

Foreign Currency Exchange Rate Risk.    To date, our foreign operations have not been significant to our overall operations, and our exposure to foreign currency exchange rate risk has been low. However, as our strategy to continue expanding foreign operations progresses, and with our recent acquisitions discussed elsewhere in this document, we expect more of our revenues will be derived from foreign operations denominated in the currency of the applicable markets. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar. Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques when we deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOURCES CONNECTION, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of

Resources Connection, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Orange County, California

July 14, 2003

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$31,745,000	$48,078,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,157,000 and $2,388,000 as of May 31, 2002 and 2003, respectively	19,961,000	26,635,000
Prepaid expenses and other current assets	1,607,000	2,035,000
Prepaid income taxes	3,505,000	1,774,000
Deferred income taxes	2,560,000	2,596,000

Total current assets	59,378,000	81,118,000
Investments in marketable securities	24,000,000	20,000,000
Intangible assets, net	41,372,000	49,079,000
Property and equipment, net	4,885,000	4,341,000
Other assets	953,000	1,399,000

Total assets	$130,588,000	$155,937,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,401,000	$2,784,000
Accrued salaries and related obligations	13,152,000	17,899,000
Other liabilities	690,000	258,000

Total current liabilities	16,243,000	20,941,000
Deferred income taxes	874,000	1,465,000

Total liabilities	17,117,000	22,406,000

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 21,661,000 and 22,251,000 shares issued and outstanding as of May 31, 2002 and 2003, respectively	216,000	222,000
Additional paid-in capital	79,991,000	86,676,000
Deferred stock compensation	(909,000)	(480,000)
Accumulated other comprehensive (loss) gain	(51,000)	293,000
Notes receivable from stockholders	(109,000)	(55,000)
Retained earnings	34,334,000	46,876,000
Treasury stock, at cost, 101,000 and 141,000 shares at May 31, 2002 and 2003, respectively	(1,000)	(1,000)

Total stockholders’ equity	113,471,000	133,531,000

Total liabilities and stockholders’ equity	$130,588,000	$155,937,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended
	May 31, 2001	May 31, 2002	May 31, 2003
Revenue	$191,496,000	$181,677,000	$202,022,000
Direct cost of services, primarily payroll and related taxes for professional services employees	112,555,000	108,715,000	121,648,000

Gross profit	78,941,000	72,962,000	80,374,000
Selling, general and administrative expenses	49,964,000	50,688,000	58,248,000
Amortization of intangible assets	2,273,000	125,000	655,000
Depreciation expense	866,000	1,180,000	1,290,000

Income from operations	25,838,000	20,969,000	20,181,000
Interest income	(633,000)	(1,183,000)	(1,077,000)
Interest expense	3,629,000

Income before provision for income taxes	22,842,000	22,152,000	21,258,000
Provision for income taxes	9,137,000	8,861,000	8,716,000

Net income	$13,705,000	$13,291,000	$12,542,000

Net income per common share:
Basic	$0.77	$0.63	$0.57

Diluted	$0.71	$0.58	$0.55

Weighted average common shares outstanding:
Basic	17,864,000	21,241,000	21,849,000

Diluted	19,421,000	22,862,000	22,896,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock		Notes Receivable from Stockholders	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances as of May 31, 2000	15,630,000	$156,000	$10,222,000	$(499,000)	—	$—	$—	$(32,000)	$7,338,000	$17,185,000
Initial public offering of common stock	5,000,000	50,000	55,750,000							55,800,000
Costs related to stock offering			(1,690,000)							(1,690,000)
Exercise of stock options	105,000	1,000	369,000							370,000
Repurchase of treasury stock					123,000	(45,000)				(45,000)
Reissuance of treasury stock			469,000		(75,000)	44,000	(164,000)			349,000
Deferred stock compensation			1,387,000	(1,387,000)
Amortization of deferred stock compensation				379,000						379,000
Comprehensive income:
Currency translation adjustment, net of tax								(21,000)		(21,000)
Net income for the year ended May 31, 2001									13,705,000	13,705,000

Total comprehensive income										13,684,000

Balances as of May 31, 2001	20,735,000	207,000	66,507,000	(1,507,000)	48,000	(1,000)	(164,000)	(53,000)	21,043,000	86,032,000
Secondary offering of common stock	230,000	2,000	4,552,000							4,554,000
Costs related to stock offering			(793,000)							(793,000)
Exercise of stock options	599,000	6,000	3,859,000							3,865,000
Tax benefit from exercise of stock options			4,169,000							4,169,000
Issuance of common stock under Employee Stock Purchase Plan	97,000	1,000	1,895,000							1,896,000
Repurchase of treasury stock					53,000
Reversal of deferred compensation for restricted stock and stock options forfeited			(198,000)	198,000
Amortization of deferred stock compensation				400,000						400,000
Repayment of notes receivable from shareholders							55,000			55,000
Comprehensive income:
Currency translation adjustment, net of tax								2,000		2,000
Net income for the year ended May 31, 2002									13,291,000	13,291,000

Total comprehensive income										13,293,000

Balances as of May 31, 2002	21,661,000	216,000	79,991,000	(909,000)	101,000	(1,000)	(109,000)	(51,000)	34,334,000	113,471,000
Exercise of stock options	388,000	4,000	2,342,000							2,346,000
Tax benefit from exercise of stock options			1,152,000							1,152,000
Issuance of common stock under Employee Stock Purchase Plan	86,000	1,000	1,800,000							1,801,000
Issuance of common stock for acquisition of The Procurement Centre	116,000	1,000	1,503,000							1,504,000
Repurchase of treasury stock					40,000
Reversal of deferred compensation for restricted stock and stock options forfeited			(112,000)	112,000
Amortization of deferred stock compensation				317,000						317,000
Repayment of notes receivable from shareholders							54,000			54,000
Comprehensive income:
Currency translation adjustment, net of tax								344,000		344,000
Net income for the year ended May 31, 2003									12,542,000	12,542,000

Total comprehensive income										12,886,000

Balances as of May 31, 2003	22,251,000	$222,000	$86,676,000	$(480,000)	141,000	$(1,000)	$(55,000)	$293,000	$46,876,000	$133,531,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2001	2002	2003
Cash flows from operating activities
Net income	$13,705,000	$13,291,000	$12,542,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,139,000	1,305,000	1,945,000
Amortization of debt issuance costs	130,000
Amortization of deferred stock compensation	379,000	400,000	317,000
Bad debt expense	2,110,000	1,007,000	907,000
Write-off of debt issuance costs	953,000
Tax benefit from exercise of stock options		4,169,000	1,152,000
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(7,852,000)	2,940,000	(5,938,000)
Prepaid expenses and other current assets	144,000	(754,000)	(316,000)
Prepaid income taxes		(4,587,000)	1,731,000
Other assets	(598,000)	(36,000)	(102,000)
Accounts payable and accrued expenses	(33,000)	(78,000)	92,000
Accrued salaries and related obligations	7,596,000	(1,894,000)	4,546,000
Other liabilities	322,000	(433,000)	(432,000)
Accrued interest payable portion of notes payable	1,680,000
Deferred income taxes	(764,000)	(2,000)	555,000

Net cash provided by operating activities	20,911,000	15,328,000	16,999,000

Cash flows from investing activities
(Investments in) maturities of marketable securities		(24,000,000)	4,000,000
Purchase of The Procurement Centre, including transaction costs			(8,003,000)
Purchase of Ernst & Young United Kingdom subsidiary, including transaction costs		(1,683,000)
Purchase of Resources Connection LLC	(225,000)
Purchases of property and equipment	(1,755,000)	(1,980,000)	(675,000)

Net cash used in investing activities	(1,980,000)	(27,663,000)	(4,678,000)

Cash flows from financing activities
Proceeds from issuance of common stock	55,800,000	4,554,000
Stock offering costs	(1,690,000)	(793,000)
Proceeds from exercise of stock options	370,000	3,865,000	2,346,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan		1,896,000	1,801,000
Proceeds from reissuance of treasury stock	98,000
Purchases of treasury stock	(45,000)
Repayment of notes receivable from shareholders		55,000	54,000
Payments on term loan	(16,500,000)
Payment on subordinated notes	(26,951,000)

Net cash provided by financing activities	11,082,000	9,577,000	4,201,000

Effect of exchange rate changes on cash			(189,000)

Net increase (decrease) in cash	30,013,000	(2,758,000)	16,333,000
Cash and cash equivalents at beginning of period	4,490,000	34,503,000	31,745,000

Cash and cash equivalents at end of period	$34,503,000	$31,745,000	$48,078,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), Resources Consulting Group, LP (“RCG”), RECN Procurement Centre LP (“TPC”) and foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, provide clients with experienced professionals who specialize in accounting, finance, information technology and human resources on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project, co-sourced or outsourced basis. RCG, launched in June of 2002, expands our existing executive compensation consulting practice. TPC is a provider of supply chain management services to companies on a project basis (see Note 3). The Company operates in the United States, Canada, Hong Kong, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas, RCG and TPC are limited partnerships formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31. The fiscal years ended May 31, 2001 and 2002 consist of 52 weeks. The fiscal year ended May 31, 2003 consists of 53 weeks.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Non-refundable conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were less than 3%, 2% and 1% of revenue for the years ended May 31, 2001, 2002 and 2003, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Potential common shares totaling 827,000 and 1,518,000 were not included in the diluted earnings per share amounts for the years ended May 31, 2002 and 2003, respectively, as their effect would have been anti-dilutive. There were no potential common shares with an anti-dilutive effect for the year ended May 31, 2001. For the years ended May 31, 2001, 2002 and 2003, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,557,000, 1,621,000 and 1,047,000, respectively.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had the provisions of SFAS No. 142 been applied for the year ended May 31, 2001, the Company’s net income, basic earnings per share and diluted earnings per share would have been as follows:

Reported income	$13,705,000
Add back: goodwill amortization, net of tax effect	1,289,000

Adjusted income	$14,994,000

Basic earnings per share:
Reported income	$0.77
Goodwill amortization	0.07

Adjusted income	$0.84

Diluted earnings per share:
Reported income	$0.71
Goodwill amortization	0.06

Adjusted income	$0.77

At the date of adoption of SFAS No. 142, the Company’s only intangible asset subject to amortization was the non-compete agreement of $500,000 related to the purchase of LLC on April 1, 1999. The unamortized balance of the non-compete agreement was $106,000 as of May 31, 2002. The non-compete agreement was fully amortized as of May 31, 2003. The non-compete agreement was for a period of four years. The amortization expense related to this intangible was approximately $125,000 for each of the years ended May 31, 2001 and 2002 and was $106,000 for the year ended May 31, 2003.

Refer to Notes 3 and 5 for further description of the Company’s intangible assets.

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

Stock-Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company’s income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	2001	2002	2003
Net income, as reported	$13,705,000	$13,291,000	$12,542,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,727,000)	(5,117,000)	(8,275,000)

Pro forma net income	$11,978,000	$8,174,000	$4,267,000

Net income per common share—diluted:
As reported	$0.71	$0.58	$0.55
Pro forma	$0.62	$0.36	$0.19

For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2001	2002	2003
Weighted-average expected life (years)	7	5	5
Annual dividend per share	None	None	None
Risk-free interest rate	4.98%–6.59%	1.69%–5.11%	2.68%–4.08%
Expected volatility	75%	75%	65%

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

Interest Expense

The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” effective June 1, 2002. In accordance with SFAS No. 145, the Company accounts for the impact of the early extinguishment of debt as a component of interest expense.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, the income statement for the year ended May 31, 2001 has been reclassified as follows:

	As Reported	As Reclassified
Income from operations	$25,838,000	$25,838,000
Interest income	(633,000)	(633,000)
Interest expense	2,676,000	3,629,000

Income before provision for income taxes and extraordinary charge	23,795,000	22,842,000
Provision for income taxes	9,518,000	9,137,000

Income before extraordinary charge	14,277,000	13,705,000
Extraordinary charge, net of tax effect of $381,000	572,000	—

Net income	$13,705,000	$13,705,000

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. The Company adopted SFAS No. 145 effective June 1, 2002 and has reclassified the costs incurred in connection with the early extinguishment of debt in fiscal 2001 as interest expense with the related income tax benefit included as a component of the provision for income taxes. Refer to the “Interest Expense” accounting policy above with respect to such reclassification.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which had required a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. Should the Company have a restructuring activity in the future, this statement would primarily impact the timing of the recognition of the expense. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of this statement did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about obligations that it has. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provision of this interpretation effective March 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company adopted the disclosure provisions of this statement effective March 1, 2003. The adoption did not have a material impact on the Company’s financial position or results of operations, as it will continue to account for stock-based compensation under APB No. 25.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

3.    Acquisitions

On October 11, 2002, the Company completed the acquisition of the assets of a Houston-based provider of supply chain management services to companies on a project basis. A separate subsidiary of the Company, RC Transaction Corp., purchased the assets of TPC (doing business as The Procurement Centre). The purchase price of the acquisition, excluding transaction costs of approximately $125,000, was approximately $9.4 million, including $400,000 paid during the third quarter of fiscal 2003 upon TPC meeting certain revenue goals. The purchase price may increase by up to an additional $2.3 million in cash if TPC achieves certain operating goals through October 2003. TPC contributed $6.7 million to revenue from the date of acquisition through May 31, 2003.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. During the third quarter, the Company, with the assistance of an independent appraiser, completed the identification of and allocation to intangible assets acquired in the transaction. The Company has assigned approximately $1.4 million of the purchase price to amortizable intangibles, consisting of contractually based customer relationships, non-competition agreements and the acquired database of potential TPC associates. These intangibles are being amortized over one to four years. The Company recognized approximately $356,000 in amortization expense related to the transaction in the third and fourth quarters of fiscal 2003. Approximately $6.6 million has been allocated to goodwill. Pro forma disclosures related to this acquisition are not presented due to immateriality. The goodwill is expected to be deductible for tax purposes.

On April 15, 2002, the Company completed the acquisition of a practice of Ernst & Young LLP (E&Y) in the United Kingdom, specializing in the selection and recruitment of senior management teams and interim management capability. The purchase price was approximately $1.5 million, excluding transaction costs of approximately $200,000. The purchase price has been allocated, based upon an independent valuation analysis, to intangible assets, consisting of goodwill of $1.3 million, and a database of the practice’s candidates, prospects and clients of $384,000. The purchase price allocated to the database will be amortized over 2 years. There were no tangible assets or liabilities acquired in this transaction. The purchase agreement with E&Y also provides for E&Y to refer opportunities to the Company and for certain Company employees to utilize office space at E&Y’s offices. Pro forma disclosures related to this acquisition are not presented due to immateriality. The goodwill is expected to be deductible for tax purposes.

4.    Property and Equipment

Property and equipment consist of the following at May 31:

	2002	2003
Computers and equipment	$3,846,000	$3,954,000
Furniture	1,593,000	1,906,000
Leasehold improvements	1,787,000	1,732,000

	7,226,000	7,592,000
Less accumulated depreciation and amortization	(2,341,000)	(3,251,000)

	$4,885,000	$4,341,000

5.    Intangible Assets

Intangible assets consist of the following at May 31:

	2002	2003
Non-compete agreement	$500,000	$630,000
Candidate, prospect and client database	384,000	1,630,000
Goodwill	45,500,000	52,493,000

	46,384,000	54,753,000
Less accumulated amortization	(5,012,000)	(5,674,000)

	$41,372,000	$49,079,000

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations for the years ended May 31:

	2001	2002	2003
Current
Federal	$8,047,000	$7,038,000	$7,084,000
State	1,854,000	1,825,000	1,077,000

	9,901,000	8,863,000	8,161,000

Deferred
Federal	(610,000)	(157,000)	269,000
State	(154,000)	155,000	286,000

	(764,000)	(2,000)	555,000

	$9,137,000	$8,861,000	$8,716,000

The components of the provision for deferred income taxes are as follows for the years ended May 31:

	2001	2002	2003
Allowance for doubtful accounts	$(376,000)	$116,000	$(107,000)
Property and equipment	58,000	(1,000)	(62,000)
Goodwill and non-compete agreement	259,000	1,180,000	1,286,000
Accrued liabilities	(673,000)	(116,000)	(23,000)
Deferred compensation	—	(357,000)	357,000
Foreign items	—	(889,000)	(761,000)
State taxes	(32,000)	65,000	(135,000)

Net deferred income tax provision	$(764,000)	$(2,000)	$555,000

The provision for income taxes from operations differs from the amount that would result from applying the federal statutory rate as follows for the years ended May 31:

	2001	2002	2003
Statutory tax rate	34.0%	34.0%	35.0%
State taxes, net of federal benefit	5.5%	6.9%	4.2%
Other, net	0.5%	(0.9)%	1.8%

Effective tax rate	40.0%	40.0%	41.0%

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset consist of the following as of May 31:

	2002	2003
Deferred tax assets:
Allowance for doubtful accounts	$917,000	$1,024,000
Accrued expenses	1,373,000	1,396,000
Deferred compensation	357,000	—
Foreign items	889,000	1,650,000
State taxes	41,000	176,000

	3,577,000	4,246,000

Deferred tax liabilities:
Property and equipment	(140,000)	(78,000)
Goodwill and non-compete agreement	(1,751,000)	(3,037,000)

	(1,891,000)	(3,115,000)

Net deferred tax asset	$1,686,000	$1,131,000

Prepaid income taxes were $3,505,000 and $1,774,000 at May 31, 2002 and 2003, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $4,169,000 and $1,152,000 for the years ended May 31, 2002 and 2003, respectively. Such benefit is reflected as additional paid-in capital.

Realization on the deferred tax assets is dependent upon generating sufficient taxable income. Although realization is not assured for the deferred tax assets, management believes that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

7.    Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following as of May 31:

	2002	2003
Accrued salaries, bonuses and related obligations	$10,590,000	$15,394,000
Accrued vacation	2,562,000	2,505,000

	$13,152,000	$17,899,000

8.    Long-Term Obligations (Revolving Credit Agreement)

On August 22, 2001, the Company entered into a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The credit agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement, originally set to expire on September 1, 2003, has been extended to December 1, 2003 and the Company is negotiating to extend the agreement for an additional two years. As of May 31, 2003, the Company had no outstanding borrowings under the revolving credit facility.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement contains certain financial and other restrictive covenants. These covenants include, but are not limited to, a restriction on the amount of dividends that may be distributed to stockholders, and maintaining defined levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a debt leverage ratio and an interest coverage ratio. The Company was in compliance with these covenants as of May 31, 2003.

9.    Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances and long-term marketable securities with a high credit quality financial institution. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 4%, 5% and 4% of revenue for the years ended May 31, 2001, 2002 and 2003, respectively.

10.    Stockholders’ Equity

The Company has authorized for issuance 35,000,000 shares of common stock with a $0.01 par value. At May 31, 2002 and 2003, there were 21,661,000, and 22,251,000 shares outstanding of common stock, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding at May 31, 2002 and 2003.

On May 10, 2002, the Company’s board of directors adopted a stockholder rights plan, pursuant to which a dividend of one preferred stock purchase right (the “rights”) was declared for each share of common stock outstanding at the close of business on May 28, 2002. The rights are not exercisable until the Distribution Date, which, unless extended by the Board, is 10 days after a person or group acquires 15% of the voting power of the common stock of the Company or announces a tender offer that could result in a person or group owning 15% or more of the voting power of the common stock of the Company (such person or group, an “Acquiring Person”). Each right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company’s Junior Participating Preferred Stock at a purchase price of $120, subject to certain adjustments.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2003, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 40,000 shares of its common stock from former employees. During fiscal 2002, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 53,000 shares of its common stock from former employees. None of these shares reacquired in 2002 or 2003 have subsequently been resold. During fiscal 2001, the Company reacquired 123,000 shares of its common stock from former employees. The Company subsequently resold 75,000 shares of common stock for an aggregate purchase price of approximately $513,000 to certain employees and consultants of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% with annual aggregate principal payments of approximately $55,000 through June 30, 2003. The notes have been repaid subsequent to the end of fiscal 2003.

11.    Benefit Plan

The Company established a defined contribution 401(k) plan (“the plan”) on April 1, 1999, which covers all employees who have completed three months of service and are age 21 or older. Participants may contribute up to 15% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual salaries. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 31, 2001, 2002 and 2003, the Company contributed approximately $805,000, $751,000 and $806,000 respectively, to the plan.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Supplemental Disclosure of Cash Flow Information

For the years ended May 31:

	2001	2002	2003
Interest paid	$5,825,000	$—	$—
Income taxes paid	$9,853,000	$9,725,000	$5,302,000
Non-cash investing and financing activities:
Deferred stock compensation	$1,387,000	$(198,000)	$(112,000)
Reissuance of treasury shares for notes receivable	$164,000	$—	$—
Acquisition of TPC, including transaction costs:
Issuance of common stock for TPC acquisition			$1,504,000
Cash paid, including transaction costs			7,911,000

Total purchase price			$9,415,000

Purchase price allocation:
Fair value of assets acquired			$1,912,000
Liabilities assumed			(492,000)
Goodwill			6,635,000
Non-compete agreement, customer, associate and prospect lists			1,360,000

Total purchase price			$9,415,000

During the year ended May 31, 2001, the Company paid $225,000 of additional consideration relating to the acquisition of LLC that was allocated to the purchase price.

13.    Commitments and Contingencies

Lease Commitments

At May 31, 2003, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2003, the Company had no capital leases. Future minimum rental commitments under operating leases are as follows:

Years Ending May 31:
2004	$5,040,000
2005	4,369,000
2006	2,958,000
2007	2,272,000
2008	1,584,000
Thereafter	4,761,000

Total	$20,984,000

Rent expense for the years ended May 31, 2001, 2002 and 2003 totaled $3,444,000, $4,706,000, and $5,433,000, respectively.

Employment Agreements

The Company has employment agreements with certain key members of management through 2004. These agreements provide the employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the agreement.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 1998, management formed Resources Connection, Inc. From December 1998 through February 1999, 5,630,000 awards were granted and exercised pursuant to the Purchase Plan at a price of $0.01 per share. During the year ended May 31, 2001, repurchased unvested shares of common stock were sold to eligible employees pursuant to the terms of the 1998 Restricted Stock Purchase Plan. The per share weighted average grant date fair values of the unvested awards granted for the year ended May 31, 2001 was $4.00. The amount of unearned compensation recognized for stock re-sold under the Purchase Plan was $514,000 for the year ended May 31, 2001. No shares of repurchased unvested shares of common stock were resold during either fiscal year 2002 or 2003, but there were forfeitures by terminated employees with unvested shares of common stock of $6,000 and $0 for the years ended May 31, 2002 and 2003, respectively. Amortized compensation expense related to the unearned compensation was $160,000, $182,000 and $181,000 for the years ended May 31, 2001, 2002 and 2003, respectively. The Company does not anticipate granting any additional awards under the Purchase Plan.

Employee Stock Purchase Plan

In October 2000, the Company’s board of directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 1,200,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lesser of 85% of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 97,000 and 85,000 shares of common stock pursuant to this plan during the years ended May 31, 2002 and 2003, respectively and there are 1,018,000 shares of common stock unissued as of May 31, 2003. There were no shares of common stock issued pursuant to this plan during the year ended May 31, 2001.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Long-Term Incentive Plan

Under the terms of the Resources Connection, Inc. 1999 Long-Term Incentive Plan (the “Incentive Plan”), the Company is authorized to grant restricted stock awards, incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights and bonus awards to directors, officers, key employees, consultants and other agents. Under the terms of the Incentive Plan, the option price for the ISOs and NQSOs shall not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Management’s estimate of the fair market value of the shares of the Company’s common stock prior to December 15, 2000 was based upon a valuation of the Company obtained from an independent appraisal firm. The maximum number of shares of common stock available for grant is 6,540,000. Stock options granted under the Incentive Plan become exercisable generally over periods of one to five years and expire within a period of not more than ten years from the date of grant. There were 335,020 options exercisable at May 31, 2001 at a weighted-average exercise price of $3.66 per share, 506,582 options exercisable at May 31, 2002 at a weighted-average exercise price of $10.13 per share, and 1,046,143 options exercisable at May 31, 2003 at a weighted average exercise price of $14.82 per share.

A summary of the option activity under the Incentive Plan is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at May 31, 2000	1,828,500	$3.82	—
Granted, above fair market value	112,000	$5.00	$4.50
Granted, at fair market value	1,356,600	$15.24	$15.24
Granted, below fair market value	235,500	$4.87	$10.17
Exercised	(104,605)	$3.54	—
Cancelled	(375,500)	$5.15	—

Options outstanding at May 31, 2001	3,052,495	$8.87	—
Granted, at fair market value	1,535,100	$26.18	$26.18
Exercised	(599,193)	$6.45	—
Cancelled	(459,750)	$13.88	—

Options outstanding at May 31, 2002	3,528,652	$16.16	—
Granted, at fair market value	1,141,380	$17.64	$17.64
Exercised	(387,675)	$6.69	—
Cancelled	(524,195)	$18.65	—

Options outstanding at May 31, 2003	3,758,162	$17.23	—

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant option groups outstanding as of May 31, 2003 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at May 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable at May 31, 2003	Weighted Average Exercise Price
$3.00 to $6.11	828,772	$4.15	6.73	414,397	$4.10
$12.00 to $17.95	1,464,141	$15.66	8.60	309,167	$16.61
$18.48 to $28.66	1,465,249	$26.20	8.84	322,579	$26.86

	3,758,162	$17.23	8.28	1,046,143	$14.82

During the year ended May 31, 2001, the Company recorded deferred compensation related to options granted to employees of $873,000, representing the difference between the deemed fair market value of the common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant. During the years ended May 31, 2002 and 2003, there were forfeitures of $192,000 and $112,000, respectively, of the deferred compensation related to options granted to employees as these employees terminated prior to vesting. The Company recognized amortization expense related to the option portion of deferred compensation of $219,000, $218,000 and $136,000 during the years ended May 31, 2001, 2002 and 2003, respectively. The Company amortizes deferred compensation over the related service period of the underlying options.

15.    Segment Information and Enterprise Reporting

No single customer accounted for more than 4%, 5% and 4% of revenue for the years ended May 31, 2001, 2002 and 2003, respectively.

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in one reportable segment as it provides experienced accounting and finance, human capital management and information technology professionals to clients on a project basis. Substantially all of the Company’s assets are located within the United States. Revenue from the Company’s foreign operations comprised less than 1%, 1% and 4% of the Company’s consolidated revenue for the years ended May 31, 2001, 2002 and 2003, respectively.

16.    Related Party Transactions

On May 1, 1999, a member of management received a loan of $200,000 from the Company. The loan is interest free and matures on April 1, 2007. At May 31, 2001, 2002 and 2003, $150,000 of the receivable was outstanding. Subsequent to May 31, 2003, $135,000 of the outstanding loan was repaid.

During fiscal years 2001 and 2002, the Company hired R.R. Donnelley Financial Printing, or Donnelley, to provide certain printing and related services. Donnelley employed the spouse of the Company’s Chief Legal Officer during this time. The Company estimates it paid Donnelley approximately $400,000 and $370,000 for financial printing services during the years ended May 31, 2001 and 2002, respectively.

17. Subsequent	Events

Subsequent to May 31, 2003, the Company completed three separate cash acquisitions as follows: 1) On July 15, 2003, the Company acquired the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands for $29.4 million. As of March 31, 2003, ETM had total assets of approximately $16.0 million, liabilities of $13.6 million and equity of $2.4 million. The Company

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed the acquisition to provide a foundation in continental Europe and to allow marketing to current and prospective multinational clients with significant international operations. In accordance with SFAS No. 141, the Company will allocate the purchase price based on the fair value of the assets acquired and liabilities assumed and will engage an independent appraiser to assist in valuing the acquired intangible assets of ETM. The excess of the purchase price over the net tangible assets acquired will be allocated to goodwill and amortizable intangible assets based on management’s estimates until final allocations are completed. The final allocations could be materially different from the preliminary purchase price allocation and may result in the identification of amortizable intangible assets; 2) On June 1, 2003, the Company acquired the assets of Deloitte Resources Pty Ltd. operating in Australia from Deloitte Touche Tohmatsu for $1 million; and 3) On July 30, 2003, the Company acquired policyIQTM, a web-based solution for internal controls documentation and content management for $2 million and a provision for contingent payments based on sales volume.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of fiscal year 2003, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s fiscal year ended May 31, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Reference is made to the information regarding directors appearing under the caption “ELECTION OF DIRECTORS” and to the information appearing under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, in each case in the Company’s proxy statement related to its 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the caption “EXECUTIVE COMPENSATION AND RELATED INFORMATION” in the Company’s proxy statement related to its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS” in the proxy statement related to the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

The following table highlights the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price (b)	Number of securities remaining available (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,758,162	$17.23	2,872,203	(1)
Equity compensation plans not approved by security holders(2)	—	—	—

(1)	Includes 1,016,868 shares available for issuance under the Company’s Employee Stock Purchase Plan and 141,000 shares available for restricted stock awards under the Company’s 1998 Employee Stock Purchase Plan. We do not intend to grant any further awards pursuant to the 1998 Employee Stock Purchase Plan.
(2)	The Company does not have any equity compensation plans that have not been approved by security holders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the proxy statement related to the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Report documents:

1.  Financial Statements

2.  Financial Statement Schedule

These documents are included in the response to Item 8 of this report on Form 10-K. See the index on page 32.

3.  Exhibits.  The Exhibits filed as part of this Report on Form 10-K are listed in Item 15(c) of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of fiscal 2003.

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

10.7

Credit Agreement, dated April 1, 1999, by and among Resources Connection, Inc., RCLLC Acquisition Corp., Resources Connection LLC, Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.8

Pledge Agreement, dated as of April 1, 1999, made by each of Resources Connection, Inc., RCLLC Acquisition Corp. and Resources Connection LLC to Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.9

Security Agreement, dated April 1, 1999, among Resources Connection, Inc., certain of its subsidiaries and Bankers Trust Company, as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

Exhibit Number	Description of Document

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

21.1	List of Subsidiaries.

23.1	Consent of Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)  Financial Statement Schedule:

The financial statement schedule for Resources Connection, Inc. is included in the response to Item 8 of this Report on Form 10-K. See the index on page 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on the 27th day of August 2003.

RESOURCES CONNECTION, INC.

By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD B. MURRAY Donald B. Murray	Chief Executive Officer, President and Director (Principal Executive Officer)	August 27, 2003

/s/ STEPHEN J. GIUSTO Stephen J. Giusto	Chief Financial Officer, Executive Vice President of Corporate Development, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	August 27, 2003

/s/ KAREN M. FERGUSON Karen M. Ferguson	Director	August 27, 2003

/s/ C. STEPHEN MANSFIELD C. Stephen Mansfield	Director	August 27, 2003

/s/ A. ROBERT PISANO A. Robert Pisano	Director	August 27, 2003

/s/ GERALD ROSENFELD Gerald Rosenfeld	Director	August 27, 2003

/s/ LEONARD SCHUTZMAN Leonard Schutzman	Director	August 27, 2003

/s/ JOHN C. SHAW John C. Shaw	Director	August 27, 2003

/s/ JOLENE SYKES Jolene Sykes	Director	August 27, 2003

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of

Resources Connection, Inc.

Our audits of the consolidated financial statements of Resources Connection, Inc. referred to in our report dated July 14, 2003 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Orange County, California

July 14, 2003

RESOURCES CONNECTION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
Allowance for Doubtful Accounts for the Years Ended May 31:
2001	$1,586,000	$2,110,000	$(1,246,000)	$2,450,000
2002	$2,450,000	$1,007,000	$(1,300,000)	$2,157,000
2003	$2,157,000	$907,000	$(676,000)	$2,388,000