Form 10-Q
period 2003-08-31
RESOURCES CONNECTION INC
filed 2003-10-14
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-32113

RESOURCES CONNECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0832424 (I.R.S. Employer Identification No.)

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

As of October 10, 2003, 22,613,474 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2003	May 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,938,000	$48,078,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,186,000 and $2,388,000 as of August 31, 2003 and May 31, 2003, respectively	34,270,000	26,635,000
Prepaid expenses and other current assets	1,922,000	2,035,000
Prepaid income taxes	—	1,774,000
Deferred income taxes	2,596,000	2,596,000

Total current assets	69,726,000	81,118,000
Investments in marketable securities	7,000,000	20,000,000
Intangible assets, net	79,763,000	49,079,000
Property and equipment, net	5,013,000	4,341,000
Other assets	707,000	1,399,000

Total assets	$162,209,000	$155,937,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,961,000	$2,784,000
Accrued salaries and related obligations	10,961,000	17,899,000
Other liabilities	818,000	258,000

Total current liabilities	20,740,000	20,941,000
Deferred income taxes	1,465,000	1,465,000

Total liabilities	22,205,000	22,406,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 22,542,000 and 22,251,000 shares issued and outstanding as of August 31, 2003 and May 31, 2003, respectively	225,000	222,000
Additional paid-in capital	89,599,000	86,676,000
Deferred stock compensation	(403,000)	(480,000)
Accumulated other comprehensive gain	295,000	293,000
Notes receivable from stockholders	—	(55,000)
Retained earnings	50,289,000	46,876,000
Treasury stock at cost, 141,000 shares at both August 31, 2003 and May 31, 2003	(1,000)	(1,000)

Total stockholders’ equity	140,004,000	133,531,000

Total liabilities and stockholders’ equity	$162,209,000	$155,937,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	August 31, 2003	August 31, 2002
	(unaudited)	(unaudited)
Revenue	$59,541,000	$43,528,000
Direct cost of services, primarily payroll and related taxes for professional services employees	36,055,000	26,301,000

Gross profit	23,486,000	17,227,000
Selling, general and administrative expenses	17,229,000	13,018,000
Amortization of intangible assets	306,000	31,000
Depreciation expense	387,000	315,000

Income from operations	5,564,000	3,863,000
Interest income	(172,000)	(338,000)

Income before provision for income taxes	5,736,000	4,201,000
Provision for income taxes	2,323,000	1,722,000

Net income	$3,413,000	$2,479,000

Net income per common share:
Basic	$0.15	$0.11

Diluted	$0.15	$0.11

Weighted average common shares outstanding:
Basic	22,253,000	21,616,000

Diluted	23,449,000	22,805,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	August 31, 2003	August 31, 2002
	(unaudited)	(unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	22,251,000	21,661,000
Exercise of stock options	255,000	73,000
Issuance of common stock under Employee Stock Purchase Plan	36,000	44,000

Balance at end of period	22,542,000	21,778,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$222,000	$216,000
Exercise of stock options	3,000	1,000
Issuance of common stock under Employee Stock Purchase Plan	—	1,000

Balance at end of period	$225,000	$218,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$86,676,000	$79,991,000
Exercise of stock options	2,217,000	310,000
Issuance of common stock under Employee Stock Purchase Plan	706,000	980,000
Forfeiture of restricted stock and stock options	—	(67,000)

Balance at end of period	$89,599,000	$81,214,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(480,000)	$(909,000)
Forfeiture of restricted stock and stock options	—	67,000
Amortization of deferred stock compensation	77,000	84,000

Balance at end of period	$(403,000)	$(758,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$293,000	$(51,000)
Translation adjustments	2,000	20,000

Balance at end of period	$295,000	$(31,000)

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$(55,000)	$(109,000)
Repayment of notes receivable	55,000	54,000

Balance at end of period	$—	$(55,000)

RETAINED EARNINGS:
Balance at beginning of period	$46,876,000	$34,334,000
Net income	3,413,000	2,479,000

Balance at end of period	$50,289,000	$36,813,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(141,000)	(101,000)
Repurchase of shares	—	(15,000)

Balance at end of period	(141,000)	(116,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(1,000)	$(1,000)
Repurchase of shares	—	—

Balance at end of period	$(1,000)	$(1,000)

COMPREHENSIVE INCOME:
Net income	$3,413,000	$2,479,000
Translation adjustments	2,000	20,000

Total comprehensive income	$3,415,000	$2,499,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	August 31, 2003	August 31, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,413,000	$2,479,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	693,000	346,000
Amortization of deferred stock compensation	77,000	84,000
Bad debt expense	107,000	219,000
Changes in operating assets and liabilities:
Trade accounts receivable	1,003,000	(1,791,000)
Prepaid expenses and other current assets	573,000	46,000
Prepaid income taxes	2,183,000	1,619,000
Other assets	669,000	(3,000)
Accounts payable and accrued expenses	(5,098,000)	(469,000)
Accrued salaries and related obligations	(6,938,000)	(2,346,000)
Other liabilities	53,000	34,000

Net cash (used in) provided by operating activities	(3,265,000)	218,000

Cash flows from investing activities:
Redemption of marketable securities	20,000,000	18,000,000
Purchase of marketable securities	(7,000,000)	(6,000,000)
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	(26,776,000)	—
Purchase of policyIQ, including transaction costs	(2,050,000)	—
Purchase of Deloitte Re:sources Pty, including transaction costs	(1,038,000)	—
Purchases of property and equipment	(64,000)	(207,000)

Net cash (used in) provided by investing activities	(16,928,000)	11,793,000

Cash flows from financing activities:
Proceeds from exercise of stock options	2,220,000	311,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	706,000	981,000
Repayment of notes receivable from stockholders	55,000	54,000

Net cash provided by financing activities	2,981,000	1,346,000

Effect of exchange rate changes on cash	72,000	—

Net (decrease) increase in cash	(17,140,000)	13,357,000
Cash and cash equivalents at beginning of period	48,078,000	31,745,000

Cash and cash equivalents at end of period	$30,938,000	$45,102,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 31, 2003 and 2002

1.    Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), was incorporated on November 16, 1998. The Company provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), Resources Consulting Group, LP (“RCG”), RECN Procurement Centre LP (“TPC”) and foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection, Inc. had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries, provide clients with experienced professionals who specialize in accounting, finance, information technology and human resources on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project, co-sourced or outsourced basis. RCG, launched in June of 2002, expands our existing executive compensation consulting practice. TPC is a provider of supply chain management services to companies on a project basis. The Company operates in the United States, Australia, Canada, Hong Kong, the Netherlands, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas, RCG and TPC are limited partnerships formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the first quarter of fiscal 2004 and 2003, each consisting of 13 weeks, were August 30, 2003 and August 24, 2002, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or August 31, respectively.

2.    Summary of Significant Accounting Policies

Interim Financial Information

The financial information for the three months ended August 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2003, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $7 million in investments classified as long-term as of August 31, 2003 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes standards for goodwill acquired in a business combination and other intangible assets and requires annual evaluation of goodwill for impairment. The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via measures such as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company does not believe, based upon the current fair market value of its publicly traded common stock, that an impairment of goodwill has occurred.

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

3.    Net Income Per Share

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

Potential common shares totaling 933,000 and 1,398,000 were not included in the diluted earnings per share amounts for the three months ended August 31, 2003 and 2002, respectively, as their effect would have been anti-dilutive. For the three months ended August 31, 2003 and 2002, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,197,000 and 1,189,000, respectively.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under its option plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the three months ended August 31, 2003 would have resulted in the pro forma amounts below:

	Three Months Ended August 31,
	2003	2002
Net income, as reported	$3,413,000	$2,479,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,330,000	1,888,000

Pro forma net income	$2,083,000	$591,000

Net income per share:
Basic–as reported	$0.15	$0.11

Basic–pro forma	$0.09	$0.03

Diluted–as reported	$0.15	$0.11

Diluted–pro forma	$0.09	$0.03

4.    Acquisitions

During the first quarter of fiscal 2004, the Company completed three separate cash acquisitions as follows:

•	On July 15, 2003, the Company acquired the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV in the Netherlands for $29.4 million. The Company completed the acquisition to provide a foundation in continental Europe and believes the acquisition will allow it to market to current and prospective multinational clients with significant international operations. This operation has been renamed Resources Connection.NL (RC.NL).

•	On June 1, 2003, the Company acquired the operations of Deloitte Re:sources Pty Ltd. operating in Australia from Deloitte Touche Tohmatsu for $1 million. This operation has been renamed Resources Connection Australia.

•	On July 30, 2003, the Company acquired policyIQTM, a web-based solution for internal controls documentation and content management. The software will be marketed via our RAS subsidiary.

In accordance with SFAS No. 141, the Company will allocate the purchase price based on the fair value of the assets acquired and liabilities assumed and will engage an independent appraiser to assist in valuing the acquired intangible assets of the three entities. The excess of the purchase price over the net tangible assets acquired will be allocated to goodwill and amortizable intangible assets based on management’s estimates until final allocations are completed. During the first quarter of fiscal 2004, the Company recognized an estimate of amortization expense of $120,000. On a quarterly basis, management’s estimate of amortization is approximately $235,000. However, the final allocations, expected to be completed no later than the Company’s third quarter, could be materially different from the preliminary purchase price allocation and may result in the identification of additional amortizable intangible assets.

The following table presents revenue, net income and diluted earnings per share for the quarters ended August 31, 2003 and 2002 as if the acquisition of RC.NL had occurred on June 1, 2003 and 2002, respectively:

	Resources Connection, Inc.	RC.NL	Pro Forma Adjustments
	Quarter Ended August 31, 2003	Pre-Acquisition Results	Increase (Decrease)	Pro Forma Combined
Revenue	$59,541,000	$5,233,000	$—	$64,774,000

Net income	$3,413,000	$(53,000)	$(70,000)	$3,290,000

Diluted earnings per share	$0.15			$0.14

	Resources Connection, Inc.	RC.NL	Pro Forma Adjustments
	Quarter Ended August 31, 2002	Quarter Ended September 30, 2002	Increase (Decrease)	Pro Forma Combined
Revenue	$43,528,000	$12,667,000	$—	$56,195,000

Net income	$2,479,000	$324,000	$(193,000)	$2,610,000

Diluted earnings per share	$0.11			$0.11

The net pro forma adjustments reflect estimated amortization on amortizable intangibles allocated in the purchase, reduction in interest income from the use of cash in the purchase and impact on income taxes.

5.    Segment Reporting

Historically, the Company has reported only one operating segment. However, with the completion of the acquisitions described in Note 4, the revenue generated from operations outside of the United States, particularly in the Netherlands, exceeds thresholds for disclosure as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies for each of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three months ended August 31, 2003. Amounts for the three months ended August 31, 2002 were not material.

	Revenue	Long-Lived Assets (1)
United States	$51,574,000	$3,710,000
The Netherlands	4,963,000	940,000
Other	3,004,000	363,000

Total	$59,541,000	$5,013,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

6.    Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. The Company adopted SFAS No. 145 effective June 1, 2002 and has reclassified the costs incurred in connection with the early extinguishment of debt in fiscal 2001 as interest expense with the related income tax benefit included as a component of the provision for income taxes. Refer to the “Interest Expense” accounting policy in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company’s Report on Form 10-K for its fiscal year ended May 31, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of Accounting Research Bulletin No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2003 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection”, the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources and supply chain management professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services, such as documenting internal controls. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, public reporting and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

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

During fiscal 2003, operations commenced for two operating entities that focus primarily on providing internal audit services (Resources Audit Solutions, LLC (“RAS”)) and executive compensation and corporate governance consulting (Resources Consulting Group, LP). In October 2003, RCG effectively ceased separate operations with the departure of the majority of its employees. In the second quarter of fiscal 2003, we completed the acquisition of The Procurement Centre, LLC

(“TPC”), a Texas based provider of supply chain management services to companies on a project basis. In addition to TPC’s office in Houston, Texas, we opened six offices domestically during fiscal 2003 and an office in Birmingham, England.

In the first quarter of fiscal 2004, we completed three transactions to enhance our international presence as well as our ability to deliver services through RAS. The largest of the three transactions was the all cash acquisition for $29.4 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition will provide a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to Big Four audit firms, particularly in light of current concerns about auditor independence. RC.NL has seven offices in the Netherlands and contracted with, or employed, over 250 professional service associates on assignment as of August 31, 2003.

In addition to the international expansion driven by the acquisition of RC.NL, we also acquired the operations of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu in Australia in an all cash deal for $1 million on June 1, 2003. The subsidiary, renamed Resources Connection Australia Pty. Ltd., was originally launched in 1998 by us on behalf of the Deloitte Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

Finally, on July 30, 2003, we announced the acquisition of the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume. policyIQTM is a tool that clients of our subsidiary, RAS, can use to assist in complying with Sarbanes, among other things. RAS specializes in conducting internal audits, assisting clients in establishing and documenting efficient internal controls, assessing risk management practices and complying with the myriad of new regulations associated with Sarbanes.

As of August 31, 2003, we served our clients through 51 offices in the United States and 14 offices abroad.

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

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31, 2002

The comments regarding the consolidated results of operation discussed below for the three months ended August 31, 2003 include the results of operations for the following periods: for TPC and Resources Connection Australia Pty Ltd, a full quarter of results of operations; for RC.NL, results of operations from July 15, 2003 through August 31, 2003; and for policyIQ, results of operations from July 30, 2003 through August 31, 2003. Collectively, these acquisitions are referred to in the comments below as “the acquisitions”.

Revenue. Revenue increased $16.0 million, or 36.8%, to $59.5 million for the three months ended August 31, 2003 from $43.5 million for the three months ended August 31, 2002. Growth in revenues is attributable to additional revenues from the Australian and Netherlands practices and TPC. These entities contributed approximately $8.4 million to revenues during the quarter. Without the additional revenue from the purchased practices, revenues would have increased 17.4%. This increase was triggered by the continued expansion of our scope of services resulting in more billable hours for our associates and an improvement in rate per hour. Our services expanded in information technology, human capital and internal audit engagements by increasing marketing awareness of our ability to provide those types of services. These measures partially offset the effects of the negative economy, which continues to adversely impact finance and accounting engagements. However, overall bill rates improved by 7.5% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,044 at the end of the first quarter of fiscal 2003 to 1,468 at the end of the first quarter of fiscal 2004 (including 357 associates working for the purchased entities as of August 31, 2003).

We operated 65 offices during the first quarter of fiscal 2004 compared with 47 offices during the first quarter of the previous fiscal year. Nine of the additional offices operated in the first quarter of fiscal 2004 were acquired as a part of the acquisitions. We opened one new domestic office during the current quarter and none in last year’s first fiscal quarter.

Direct Cost of Services. Direct cost of services increased $9.8 million, or 37.1%, to $36.1 million for the three months ended August 31, 2003 from $26.3 million for the three months ended August 31, 2002. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the results of the acquisitions included in the first quarter of fiscal 2004; overall, the average pay rate per hour increased by 8.2% year-over-year. The direct cost of services as a percentage of revenue increased from 60.4% for the three months ended August 31, 2002 to 60.6% for the three months ended August 31, 2003. The net increase primarily reflects the incremental increase in pay rate per hour compared to bill rate per hour and the decrease in conversion fees in the current year compared to the prior year, as well as the greater impact of the international operations.

Historically, the cost of compensation and related benefits offered to the associates of RC.NL has been greater as a percentage of revenue than the Company’s other operations. Thus, RC.NL’s direct cost of services has usually exceeded the Company’s targeted direct cost of services of 60%. The impact in the current quarter was mitigated by the inclusion of only seven weeks of results of RC.NL.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 32.3%, to $17.2 million for the three months ended August 31, 2003 from $13.0 million for the three months ended August 31, 2002. This increase was primarily attributable to the aforementioned acquisitions. In particular, compensation and related benefit expenses from the change in management and administrative headcount from 316 at the end of the first quarter of fiscal 2003 to 448 at the end of the first quarter of fiscal 2004 accounted for the majority of the increase. Without the acquisitions, management and administrative headcount would have been 332; the nine additional offices opened since the first quarter of 2003 triggered the increase in headcount from 316 to 332. The increase in dollars spent was also attributable to an increase in occupancy costs from the addition of new offices (apart from the acquisitions) and an increase in bonus expense from the Company’s improved revenue results. With improved operating leverage, selling, general and administrative expenses decreased as a percentage of revenue from 29.9% for the three months ended August 31, 2002 to 28.9% for the three months ended August 31, 2003.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $306,000 in the first quarter of fiscal 2004 compared to $31,000 in the prior year’s first quarter. In the current quarter, the Company estimated $120,000 as the amortization related to amortizable intangible assets from the three acquisitions consummated in the quarter. The Company is currently evaluating the allocation of the purchase price of the three acquisitions and expects this allocation to be complete no later than the third quarter of fiscal 2004. The final allocation could be materially different than current estimates and may result in the identification of different dollar amount of amortizable intangible assets than the Company has currently estimated. The Company is also amortizing intangible assets related to the TPC acquisition as well as the purchase of a United Kingdom practice in fiscal 2002. These intangible assets are amortizable through fiscal 2006. In the prior year first quarter, amortization expense related only to the amortization of the cost of the non-compete agreement entered into when the Company acquired LLC.

The Company accounts for goodwill acquired in a business combination and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to evaluate goodwill for impairment by 1) determining the individual reporting units giving rise to the existing goodwill; 2) allocating a fair value to each of the individual reporting units via such measures as market capitalization and analysis of future cash flows; and 3) comparing such fair value amounts to the carrying values of the reporting units. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. Based on its most recent analysis, the Company has determined that there was no impairment of intangible assets as of August 31, 2003.

Depreciation expense increased from $315,000 for the three months ended August 31, 2002 to $387,000 for the three months ended August 31, 2003. This increase reflects the impact of the three acquisitions in the current quarter, the other offices opened since August 2002 and our investment in information technology.

Interest Income. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of August 31, 2003, the Company has $7 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through July 2005 and have coupon rates ranging from 1.5% to 1.7%. These investments have been classified in the August 31, 2003 consolidated balance sheet as “held-to-maturity” securities.

During the first quarter of fiscal 2004, interest income was $172,000 compared to interest income of $338,000 in the quarter ended August 31, 2002. The decrease in interest income is a combination of a lower average cash balance available for investment in the current quarter and the lower interest rates available year over year. The cash balance available for investment decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 as the funds were used to consummate the three acquisitions. The Company earned approximately 1.4%, annualized, on its money market, commercial paper and marketable securities investments during the quarter.

Income Taxes. The provision for income taxes increased from $1.7 million for the three months ended August 31, 2002 to $2.3 million for the three months ended August 31, 2003 as a result of the increase in the Company’s pre-tax income, offset by a minor decrease in the effective tax rate anticipated for fiscal 2004. The effective tax rates were approximately 40.5% and 41.0% for the three months ended August 31, 2003 and 2002, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s tax rate decreased slightly from fiscal 2003 to fiscal 2004 with a shift in provision for state taxes toward states with lower tax rates. There can be no assurance that the Company’s effective tax rate will not increase in the future.

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

Liquidity and Capital Resources

Our primary source of liquidity is our existing cash and cash equivalents, marketable securities, cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. On an annual basis, we have generated positive cash flows from operations since inception.

On August 22, 2001, we entered into a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement, which originally expired September 1, 2003, has been extended to December 1, 2003. The Company is negotiating to extend the agreement for an additional two years. As of August 31, 2003, the Company had no outstanding borrowings under the revolving credit facility.

Net cash used in operating activities was $3.3 million for the three months ended August 31, 2003 compared to cash provided by operating activities of $218,000 for the three months ended August 31, 2002. The net decrease in cash provided by operations was caused primarily by 1) payment for the increased obligation for the Company’s fiscal 2003 incentive bonus plan for management as compared to the amount required in the prior year, as the Company’s revenue increased in fiscal 2003; 2) a lower accrued salary balance at August 31, 2003 compared to the prior year; and 3) the reduction of payables during the quarter. These unfavorable operating cash flow activities were offset by the decrease in the Company’s accounts receivable in the first quarter of fiscal 2004 (net of the receivables acquired from RC.NL). The Company’s working capital includes $30.9 million in cash and cash equivalents at August 31, 2003.

Net cash used in investing activities was $16.9 million for the first three months of fiscal 2004 compared to cash provided by investing activities of $11.8 million in the first three months of fiscal 2003. The Company used approximately $30 million in cash in the current quarter to complete the aforementioned three acquisitions, including transaction costs. In addition, the Company spent approximately $64,000 on leasehold improvements, office equipment and information technology upgrades in the first three months of fiscal 2004, down from $207,000 in the previous year’s first quarter. The Company also had $13 million in long-term investments redeemed by the issuer in fiscal 2004, compared to $12 million in 2003. These investments, classified as long-term investments as of May 31, 2003 and May 31, 2002, were obligations of various United States government programs that contained a “call” feature at the discretion of the issuer of the bonds. During the first three months of both fiscal 2004 and 2003, the issuer redeemed the bonds.

Net cash provided by financing activities totaled $3.0 million for the three months ended August 31, 2003 compared to $1.3 million for the three months ended August 31, 2002. The increased volume of stock options exercised in fiscal 2004 caused this change.

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

Our credit agreement currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital or the stock of our subsidiaries. With limited exceptions, the covenants in our credit agreement limit our aggregate capital expenditures during each fiscal year. The aggregate amount of capital expenditures permitted by our credit agreement during fiscal 2004 is $5.0 million.

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 1.5 million shares of our common stock. As of August 31, 2003, we had not repurchased any shares of our common stock under this program.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. The Company adopted SFAS No. 145 effective June 1, 2002 and has reclassified the costs incurred in connection with the early extinguishment of debt in fiscal 2001 as interest expense with the related income tax benefit included as a component of the provision for income taxes. Refer to the “Interest Expense” accounting policy in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company’s Report on Form 10-K for its fiscal year ended May 31, 2003 with respect to such reclassification.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of Accounting Research Bulletin No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

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

The U.S. economy has experienced an economic downturn, and our business has been affected by the economic downturn. As the general level of economic activity has slowed, our clients have delayed or canceled plans that involve professional services, particularly outsourced professional services. Consequently, we have experienced fluctuations in demand for our associates. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million but then rebounded in fiscal 2003 to revenue of $202.0 million. Although revenue has increased in the first three months of fiscal 2004 compared to the same period in the prior year (not including revenues from acquisitions), there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

potentially adverse tax consequences.

We have acquired, and may continue to acquire, companies in the future, and these acquisitions could disrupt our business.

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

The Company’s board of directors has adopted a stockholder rights plan, which was described in the Company’s May 31, 2003 Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our company or our management by deterring acquisitions of our stock not approved by our board of directors.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the first quarter of fiscal 2004, we had approximately $37.9 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of first quarter of fiscal 2004, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended August 31, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item	1. Legal Proceedings

We are not a party to any material legal proceedings.

Item	2. Changes in Securities and Use of Proceeds

None.

Item	3. Defaults upon Senior Securities

None.

Item	4. Submission of Matters to a Vote of Security Holders

None.

Item	5. Other Information

None.

Item	6. Exhibits and Reports on Form 8-K

a)  Exhibits

10.17	Amendment No. 3 to Loan Documents, dated August 1, 2003 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

b)  Reports on Form 8-K

The registrant filed or furnished the following current reports on Form 8-K during the quarter covered by this report:

Form 8-K (item 12), furnished on July 15, 2003, covering a press release announcing the Company’s financial results for the quarter and year ended May 31, 2003.

Form 8-K (item 2), filed on July 30, 2003, covering the acquisition by the Company of all of the outstanding capital stock of Ernst & Young Executive Temporary Management B.V.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 14, 2003	By:	/s/ DONALD B. MURRAY

Donald B. Murray President and Chief Executive Officer

Date: October 14, 2003	By:	/s/ STEPHEN J. GIUSTO

Stephen J. Giusto Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)