Form 10-Q
period 2003-11-30
RESOURCES CONNECTION INC
filed 2004-01-13
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

As of January 8, 2004, 22,716,721 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2003	May 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,952,000	$48,078,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,163,000 and $2,388,000 as of November 30, 2003 and May 31, 2003, respectively	42,543,000	26,635,000
Prepaid expenses and other current assets	2,172,000	2,035,000
Prepaid income taxes	—	1,774,000
Deferred income taxes	2,596,000	2,596,000

Total current assets	78,263,000	81,118,000
Investments in marketable securities	15,000,000	20,000,000
Intangible assets, net	80,334,000	49,079,000
Property and equipment, net	4,969,000	4,341,000
Other assets	796,000	1,399,000

Total assets	$179,362,000	$155,937,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,356,000	$2,784,000
Accrued salaries and related obligations	15,984,000	17,899,000
Other liabilities	2,312,000	258,000

Total current liabilities	31,652,000	20,941,000
Deferred income taxes	1,465,000	1,465,000

Total liabilities	33,117,000	22,406,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 22,676,000 and 22,251,000 shares issued and outstanding as of November 30, 2003 and May 31, 2003, respectively	227,000	222,000
Additional paid-in capital	91,438,000	86,676,000
Deferred stock compensation	(326,000)	(480,000)
Accumulated other comprehensive gain	515,000	293,000
Notes receivable from stockholders	—	(55,000)
Retained earnings	54,694,000	46,876,000
Treasury stock at cost, 154,000 and 141,000 shares at November 30, 2003 and May 31, 2003, respectively	(303,000)	(1,000)

Total stockholders’ equity	146,245,000	133,531,000

Total liabilities and stockholders’ equity	$179,362,000	$155,937,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$74,016,000	$50,209,000	$133,557,000	$93,737,000
Direct cost of services, primarily payroll and related taxes for professional services employees	45,420,000	29,909,000	81,475,000	56,210,000

Gross profit	28,596,000	20,300,000	52,082,000	37,527,000
Selling, general and administrative expenses	20,471,000	14,526,000	37,700,000	27,544,000
Amortization of intangible assets	392,000	126,000	698,000	157,000
Depreciation expense	433,000	312,000	820,000	627,000

Income from operations	7,300,000	5,336,000	12,864,000	9,199,000
Interest income	(103,000)	(270,000)	(275,000)	(608,000)

Income before provision for income taxes	7,403,000	5,606,000	13,139,000	9,807,000
Provision for income taxes	2,998,000	2,298,000	5,321,000	4,020,000

Net income	$4,405,000	$3,308,000	$7,818,000	$5,787,000

Net income per common share:
Basic	$0.20	$0.15	$0.35	$0.27

Diluted	$0.19	$0.15	$0.33	$0.25

Weighted average common shares outstanding:
Basic	22,475,000	21,743,000	22,446,000	21,679,000

Diluted	23,622,000	22,651,000	23,618,000	22,728,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six Months Ended
	November 30, 2003	November 30, 2002
	(unaudited)	(unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	22,251,000	21,661,000
Exercise of stock options	389,000	135,000
Issuance of common stock for the acquistion of The Procurement Centre	—	116,000
Issuance of common stock under Employee Stock Purchase Plan	36,000	44,000

Balance at end of period	22,676,000	21,956,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$222,000	$216,000
Exercise of stock options	5,000	2,000
Issuance of common stock for the acquistion of The Procurement Centre	—	1,000
Issuance of common stock under Employee Stock Purchase Plan	—	1,000

Balance at end of period	$227,000	$220,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$86,676,000	$79,991,000
Exercise of stock options	4,056,000	633,000
Issuance of common stock for the acquistion of The Procurement Centre	—	1,503,000
Issuance of common stock under Employee Stock Purchase Plan	706,000	980,000
Forfeiture of restricted stock and stock options	—	(112,000)

Balance at end of period	$91,438,000	$82,995,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(480,000)	$(909,000)
Forfeiture of restricted stock and stock options	—	112,000
Amortization of deferred stock compensation	154,000	162,000

Balance at end of period	$(326,000)	$(635,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$293,000	$(51,000)
Translation adjustments	222,000	54,000

Balance at end of period	$515,000	$3,000

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$(55,000)	$(109,000)
Repayment of notes receivable	55,000	54,000

Balance at end of period	$—	$(55,000)

RETAINED EARNINGS:
Balance at beginning of period	$46,876,000	$34,334,000
Net income	7,818,000	5,787,000

Balance at end of period	$54,694,000	$40,121,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(141,000)	(101,000)
Repurchase of shares	(13,000)	(21,000)

Balance at end of period	(154,000)	(122,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(1,000)	$(1,000)
Repurchase of shares	(302,000)	—

Balance at end of period	$(303,000)	$(1,000)

COMPREHENSIVE INCOME:
Net income	$7,818,000	$5,787,000
Translation adjustments	222,000	54,000

Total comprehensive income	$8,040,000	$5,841,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30, 2003	November 30, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$7,818,000	$5,787,000
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,518,000	784,000
Amortization of deferred stock compensation	154,000	162,000
Bad debt expense	456,000	626,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(7,619,000)	(2,786,000)
Prepaid expenses and other current assets	119,000	536,000
Prepaid income taxes	3,763,000	2,717,000
Other assets	878,000	(16,000)
Accounts payable and accrued expenses	(697,000)	76,000
Accrued salaries and related obligations	(1,915,000)	(1,243,000)
Other liabilities	82,000	(24,000)

Net cash provided by operating activities	4,557,000	6,619,000

Cash flows from investing activities:
Redemption of marketable securities	20,000,000	18,000,000
Purchase of marketable securities	(15,000,000)	(6,000,000)
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	(27,643,000)	—
Purchase of policyIQ, including transaction costs	(2,056,000)	—
Purchase of Deloitte Re:sources Pty, including transaction costs	(1,078,000)	—
Purchase of The Procurement Centre, net of cash acquired and including transaction costs	—	(7,562,000)
Purchases of property and equipment	(453,000)	(343,000)

Net cash (used in) provided by investing activities	(26,230,000)	4,095,000

Cash flows from financing activities:
Proceeds from exercise of stock options	4,061,000	635,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	706,000	981,000
Repurchase of treasury stock	(302,000)	—
Repayment of notes receivable from stockholders	55,000	54,000

Net cash provided by financing activities	4,520,000	1,670,000

Effect of exchange rate changes on cash	27,000	—

Net (decrease) increase in cash	(17,126,000)	12,384,000
Cash and cash equivalents at beginning of period	48,078,000	31,745,000

Cash and cash equivalents at end of period	$30,952,000	$44,129,000

The accompanying notes are an integral part of these financial statements.

ITEM 1.	(CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended November 30, 2003 and 2002

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), was incorporated on November 16, 1998. Resources Connection provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), RECN Procurement Centre LP (“TPC”) and foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries, provide clients with experienced professionals who specialize in accounting, finance, information technology and human resources on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project or co-sourced basis. TPC is a provider of supply chain management services to companies on a project basis. The Company has offices in the United States, Australia, Canada, Hong Kong, the Netherlands, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas and TPC are limited partnerships formed in Texas.

The employees of Resources Consulting Group, LP, (“RCG”) left Resources Connection in October 2003 to work for another employer. The services provided by RCG, with primary focus on executive compensation consulting, will continue to be provided by the other operating units of the Company. No material impact on operations is expected from this change.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the second quarter of fiscal 2004 and 2003, each consisting of 13 weeks, were November 29, 2003 and November 23, 2002, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30, respectively.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The financial information for the three months and six months ended November 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $15 million in investments classified as long-term as of November 30, 2003 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-based Compensation

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of our year ended May 31, 2003. We will continue to account for our stock-based compensation according to the provisions of APB Opinion No. 25.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma income per share would have been as follows:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net income, as reported	$4,405,000	$3,308,000	$7,818,000	$5,787,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,375,000	1,846,000	2,705,000	3,734,000

Pro forma net income	$3,030,000	$1,462,000	$5,113,000	$2,053,000

Net income per share:
Basic-as reported	$0.20	$0.15	$0.35	$0.27

Basic-pro forma	$0.13	$0.07	$0.23	$0.09

Diluted-as reported	$0.19	$0.15	$0.33	$0.25

Diluted-pro forma	$0.13	$0.07	$0.22	$0.09

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

Potential common shares totaling 681,000 and 1,906,000 were not included in the diluted earnings per share amounts for the three months ended November 30, 2003 and 2002, respectively, as their effect would have been anti-dilutive. For the three months ended November 30, 2003 and 2002, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,147,000 and 908,000, respectively.

Potential common shares totaling 807,000 and 1,652,000 were not included in the diluted earnings per share amounts for the six months ended November 30, 2003 and 2002, respectively, as their effect would have been anti-dilutive. For the six months ended November 30, 2003 and 2002, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,172,000 and 1,049,000, respectively.

4.	Acquisitions

During the first quarter of fiscal 2004, the Company completed three separate cash acquisitions as follows:

•	On July 15, 2003, the Company acquired the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV in the Netherlands for $29.4 million. The Company completed the acquisition to provide a foundation in continental Europe and believes the acquisition will allow it to market to current and prospective multinational clients with significant international operations. This operation has been renamed Resources Connection.NL BV (“RC.NL”).

•	On June 1, 2003, the Company acquired the operations of Deloitte Re:sources Pty Ltd. operating in Australia from Deloitte Touche Tohmatsu for $1 million. This operation has been renamed Resources Connection Australia Ltd..

•	On July 30, 2003, the Company acquired policyIQTM, a web-based solution for internal controls documentation and content management.

In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed and engaged an independent appraiser to assist in valuing the acquired intangible assets of the three entities. The excess of the purchase price over the net tangible assets acquired will be allocated to goodwill and amortizable intangible assets based on management’s estimates until final allocations are completed. During the second quarter of fiscal 2004, the Company recognized an estimate of amortization expense of $235,000. However, the final allocations, expected to be completed during the Company’s third quarter, could be different from the preliminary purchase price allocation and may result in the identification of additional amortizable intangible assets.

During the three months ended November 30, 2003, additional acquisition costs incurred resulted in an increase to goodwill in the amount of approximately $900,000.

The following table presents revenue, net income and diluted earnings per share for the six months ended November 30, 2003 and 2002 as if the acquisition of RC.NL had occurred on June 1, 2003 and 2002, respectively:

	Resources Connection, Inc.	RC.NL	Pro Forma Adjustments
	Six Months Ended November 30, 2003	Pre-Acquisition Results	Increase (Decrease)	Pro Forma Combined
Revenue	$133,557,000	$5,233,000	$—	$138,790,000

Net income	$7,818,000	$(53,000)	($70,000)	$7,695,000

Diluted earnings per share	$0.33			$0.33

	Resources Connection, Inc.	RC.NL	Pro Forma Adjustments
	Six Months Ended November 30, 2002	Six Months Ended December 31, 2002	Increase (Decrease)	Pro Forma Combined
Revenue	$93,737,000	$26,999,000	$—	$120,736,000

Net income	$5,787,000	$183,000	($344,000)	$5,626,000

Diluted earnings per share	$0.25			$0.25

The net pro forma adjustments reflect estimated amortization on amortizable intangibles allocated in the purchase, reduction in interest income from the use of cash in the purchase and the impact on income taxes.

5.     Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The accounting policies for each of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three months and six months ended November 30, 2003. Amounts for the three months and six months ended November 30, 2002 were not material.

	Revenue for the three months ended November 30, 2003	Revenue for the six months ended November 30, 2003	Long-Lived Assets as of November 30, 2003(1)
United States	$58,881,000	$110,455,000	$3,553,000
The Netherlands	12,215,000	17,178,000	1,010,000
Other	2,920,000	5,924,000	406,000

Total	$74,016,000	$133,557,000	$4,969,000

(1) Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

6.	Recent Accounting Pronouncements

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”)”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

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

Growth in revenue through fiscal 2003 has generally been the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. The information technology and human resources management service lines have been introduced in a limited number of our offices.

During fiscal 2003, we commenced operations for Resources Audit Solutions, LLC (“RAS”), an entity focused primarily on providing internal audit services and we acquired The Procurement Centre, LLC (“TPC”), a Texas based provider of supply chain management services to companies on a project basis. In addition to TPC’s office in Houston, Texas, we opened six offices domestically during fiscal 2003 and an office in Birmingham, England.

During fiscal 2003, we also started a practice named Resources Consulting Group, LP (“RCG”). This entity focused on expanding our executive compensation consulting practice. In October 2003, the employees of RCG left Resources Connection to work for another employer. The services provided by RCG will continue to be provided by the other operating units of Resources Connection. No material impact on operations is expected from this change.

In the first quarter of fiscal 2004, we completed three transactions to enhance our international presence as well as our ability to assist clients with the compliance efforts under Sarbanes. The largest of the three transactions was the all cash acquisition for $29.4 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition will provide a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to the Big Four firms, particularly in light of concerns about auditor independence. RC.NL has seven offices in the Netherlands and contracted with, or employed, over 260 professional service associates on assignment as of November 30, 2003.

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

Finally, on July 30, 2003, we announced the acquisition of the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume. policyIQTM is a tool that our clients can use to assist in complying with Sarbanes, among other things. Our RAS subsidiary specializes in conducting internal audits, assisting clients in establishing and documenting efficient internal controls, assessing risk management practices and complying with the myriad of new regulations associated with Sarbanes.

As of November 30, 2003, we served our clients through 52 offices in the United States and 14 offices abroad.

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

Three Months Ended November 30, 2003 Compared to Three Months Ended November 30, 2002

The comments discussed below for the three months ended November 30, 2003 include the results of operations for a full quarter for TPC, Resources Connection Australia Pty Ltd, RC.NL and policyIQ. The acquisitions in the first quarter of fiscal 2004 are referred to in the comments below as “the acquisitions”. Finally, the results of operations for the three months ended November 30, 2002 include operating results of TPC from October 11, 2002 onward.

Revenue. Revenue increased $23.8 million, or 47.4%, to $74.0 million for the three months ended November 30, 2003 from $50.2 million for the three months ended November 30, 2002. The acquisitions contributed $13.1 million to the growth in revenues. Without the additional revenue from the acquisitions, revenues increased 21.2%. This increase was triggered by the continued expansion of our scope of services, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our services expanded in finance and accounting, information technology and internal audit engagements by increasing market awareness of our ability to provide those types of services. Overall bill rates improved by 10.0% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,221 at the end of the second quarter of fiscal 2003 to 1,665 at the end of the second quarter of fiscal 2004 (including 286 associates working for the Australia and Netherlands practices as of November 30, 2003).

We operated 66 offices during the second quarter of fiscal 2004 compared with 52 offices during the second quarter of the previous fiscal year. Nine of the additional offices operated in the second quarter of fiscal 2004 were from acquisitions. We opened one new domestic office during the current quarter and four in last year’s second fiscal quarter.

Direct Cost of Services. Direct cost of services increased $15.5 million, or 51.9%, to $45.4 million for the three months ended November 30, 2003 from $29.9 million for the three months ended November 30, 2002. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the full quarter of results of the acquisitions included in the second quarter of fiscal 2004; overall, the average pay rate per hour increased by 14.9% year-over-year. The direct cost of services as a percentage of revenue increased from 59.6% for the three months ended November 30, 2002 to 61.4% for the three months ended November 30, 2003. Among the factors contributing to this increase were: 1) the increase in volume of zero margin client expense reimbursements as the Company’s projects requiring associate travel increased significantly; 2) the decrease in conversion fees in the current year compared to the prior year; 3) the greater impact of the international operations with a higher direct cost of services percentage; and 4) the incremental increase in pay rate per hour compared to bill rate per hour.

Historically, the cost of compensation and related benefits offered to the associates of our international offices has been greater as a percentage of revenue than our domestic operations. Thus, the direct cost of services percentage of our international offices has usually exceeded our domestic operation’s targeted direct cost of services percentage of 60%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.9 million, or 40.9%, to $20.5 million for the three months ended November 30, 2003 from $14.5 million for the three months ended November 30, 2002. This increase was primarily attributable to the acquisitions. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 328 at the end of the second quarter of fiscal 2003 to 436 at the end of the second quarter of fiscal 2004. Without the acquisitions, management and administrative headcount was 340. Not including the impact of the acquisitions on headcount, the five additional offices opened since the second quarter of 2003 triggered the increase in headcount. The increase in dollars spent was also attributable to an increase in occupancy and related costs from the addition of new offices (apart from the acquisitions), an increase in marketing and advertising expenses related to the Netherlands practice and an increase in bonus expense from the Company’s improved revenue results. However, selling, general and administrative expenses decreased as a percentage of revenue from 28.9% for the three months ended November 30, 2002 to 27.7% for the three months ended November 30, 2003.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $392,000 in the second quarter of fiscal 2004 compared to $126,000 in the prior year’s second quarter. In the current quarter, the Company estimated $235,000 as the amortization related to amortizable intangible assets from the acquisitions. However, preliminary purchase price allocations, completed after the conclusion of the second quarter, indicate that the actual amortization expense will likely be approximately $375,000 per quarter through the end of fiscal 2006. The change in estimate will be recognized prospectively beginning in the third quarter. The Company has assigned approximately $5.5 million of the purchase price of the acquisitions to amortizable intangibles, consisting of contractually based customer relationships, the acquired database of potential associates and technology related to policyIQ. These intangibles will be amortized over one to five years. The Company is also amortizing intangible assets related to the TPC acquisition as well as the purchase of a United Kingdom practice in fiscal 2002. These intangible assets are amortizable through fiscal 2006. In the prior year second quarter, amortization expense related to the amortization of the cost of the non-compete agreement entered into when the Company acquired LLC (now fully amortized) and the intangible assets related to the United Kingdom practice.

Depreciation expense increased from $312,000 for the three months ended November 30, 2002 to $433,000 for the three months ended November 30, 2003. This increase reflects the impact of a full quarter of depreciation related to the acquisitions, the other offices opened since November 2002 and investments in information technology.

Interest Income. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of November 30, 2003, the Company has $15 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through July 2005 and have coupon rates ranging from 1.5% to 2.4%. These investments have been classified in the November 30, 2003 consolidated balance sheet as “held-to-maturity” securities.

During the second quarter of fiscal 2004, interest income was $103,000 compared to interest income of $270,000 in the quarter ended November 30, 2002. The decrease in interest income is a combination of a lower average cash balance available for investment in the current quarter and the lower interest rates available year over year. The cash balance available for investment decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 as funds of approximately $30 million were used in the first quarter of fiscal 2004 to complete the acquisitions. The Company earned approximately 1.0%, annualized, on its money market, commercial paper and marketable securities investments during the quarter.

Income Taxes. The provision for income taxes increased from $2.3 million for the three months ended November 30, 2002 to $3.0 million for the three months ended November 30, 2003 as a result of the increase in the Company’s pre-tax income, offset by a minor decrease in the effective tax rate anticipated for fiscal 2004. The effective tax rates were approximately 40.5% and 41.0% for the three months ended November 30, 2003 and 2002, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s tax rate decreased slightly from fiscal 2003 to fiscal 2004 because of a shift in provision for state taxes toward states with lower tax rates. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Six Months Ended November 30, 2003 Compared to Six Months Ended November 30, 2002

The comments regarding the consolidated results of operation discussed below for the six months ended November 30, 2003 include the results of operations for the following periods: for TPC and Resources Connection Australia Pty Ltd, a full six months of results of operations; for RC.NL, results of operations from July 15, 2003 through November 30, 2003; and for policyIQ, results of operations from July 30, 2003 through November 30, 2003. The results of operations for the six months ended November 30, 2002 include operating results of TPC from October 11, 2002 onward. Collectively, these acquisitions are referred to in the comments below as “the acquisitions”.

Revenue. Revenue increased $39.8 million, or 42.5%, to $133.6 million for the six months ended November 30, 2003 from $93.7 million for the six months ended November 30, 2002. Growth in revenues of $21.5 million is attributable to additional revenues from the acquisitions and TPC. Without the additional revenue from the acquisitions, revenues increased 19.5%. This increase was triggered by the continued expansion of our scope of services resulting in more billable hours for our associates and an improvement in rate per hour. We believe our services expanded in finance and accounting, information technology, and internal audit engagements by increasing market awareness of our ability to provide those types of services. Overall bill rates improved by 8.9% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,221 at the end of the second quarter of fiscal 2003 to 1,665 at the end of the second quarter of fiscal 2004 (including 286 associates working for the Australia and Netherlands practices as of November 30, 2003).

We operated 66 offices during the first six months of fiscal 2004 compared with 52 offices during the first six months of the previous fiscal year. Nine of the additional offices operated in the first half of fiscal 2004 were from the acquisitions.

Direct Cost of Services. Direct cost of services increased $25.3 million, or 44.9%, to $81.5 million for the six months ended November 30, 2003 from $56.2 million for the six months ended November 30, 2002. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the results of the acquisitions completed in the first quarter of fiscal 2004; overall, the average pay rate per hour increased by 11.9% year-over-year. The direct cost of services as a percentage of revenue increased from 60.0% for the six months ended November 30, 2002 to 61.0% for the six months ended November 30, 2003. Among the factors contributing to this increase were: 1) the greater impact of the international operations with a higher direct cost of services percentage; 2) the increase in volume of zero margin client expense reimbursements as the Company’s projects requiring associate travel increased significantly; 3) the decrease in conversion fees in the current year compared to the prior year; and 4) the incremental increase in pay rate per hour compared to bill rate per hour.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.2 million, or 36.9%, to $37.7 million for the six months ended November 30, 2003 from $27.5 million for the three months ended November 30, 2002. This increase was primarily attributable to the acquisitions. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 328 at the end of the first half of fiscal 2003 to 436 at the end of the first half of fiscal 2004. Without the acquisitions, management and administrative headcount was 340. Not including the impact of the acquisitions on headcount, the five additional offices opened since the second quarter of 2003 also triggered an increase in headcount. The increase in dollars spent was also attributable to an increase in occupancy and related costs from the addition of new offices (apart from the acquisitions), an increase in marketing and advertising expenses related to the Netherlands practice and an increase in bonus expense from the Company’s improved revenue results. However, selling, general and administrative expenses decreased as a percentage of revenue from 29.4% for the six months ended November 30, 2002 to 28.2% for the six months ended November 30, 2003.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $698,000 in the first half of fiscal 2004 compared to $157,000 in the prior year’s first half. The increase over the prior year was caused by amortization related to the estimated amortizable intangibles of the acquisitions completed in the first quarter of fiscal 2004, as well as the intangibles of TPC, acquired in the second quarter of fiscal 2003. In the first six months of the prior year, amortization expense related only to the amortization of the cost of the non-compete agreement entered into when the Company acquired LLC and intangible assets related to the United Kingdom practice.

Depreciation expense increased from $627,000 for the six months ended November 30, 2002 to $820,000 for the six months ended November 30, 2003. This increase reflects the increased depreciation from assets acquired of the acquisitions completed in the first quarter of fiscal 2004,, the other offices opened since November 2002 and our investment in information technology.

Interest Income. During the first half of fiscal 2004, interest income was $275,000 compared to interest income of $608,000 in the six months ended November 30, 2002. The decrease in interest income is a combination of a lower average cash balance available for investment during the first six months of fiscal 2004 and the lower interest rates available year over year. The cash balance available for investment decreased from November 30, 2002 to November 30, 2003 as the funds were used to complete the acquisitions.

Income Taxes. The provision for income taxes increased from $4.0 million for the six months ended November 30, 2002 to $5.3 million for the six months ended November 30, 2003 as a result of the increase in the Company’s pre-tax income, offset by a minor decrease in the effective tax rate anticipated for fiscal 2004. The effective tax rates were approximately 40.5% and 41.0% for the six months ended November 30, 2003 and 2002, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit.

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

On August 22, 2001, we entered into a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest is payable on the Credit Agreement at various intervals no less frequently than quarterly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement, which originally expired September 1, 2003, has been extended to March 1, 2004. The Company is negotiating to extend the agreement for an additional two years. As of November 30, 2003, the Company had no outstanding borrowings under the revolving credit facility.

Net cash provided by operating activities was $4.6 million for the six months ended November 30, 2003 compared to $6.6 million for the six months ended November 30, 2002. The net decrease in cash provided by operations was caused primarily by the increase in accounts receivable during the second quarter from the increased revenue stream. In addition, the Company’s increased revenue in fiscal 2003 resulted in higher obligations for the Company’s incentive bonus plan as compared to the prior year; the required payments were made in fiscal 2004. The Company’s working capital includes $31.0 million in cash and cash equivalents at November 30, 2003.

Net cash used in investing activities was $26.2 million for the first six months of fiscal 2004 compared to cash provided by investing activities of $4.1 million in the first six months of fiscal 2003. The Company used approximately $30.8 million in cash in the first and second quarters to complete the acquisitions as well as related transaction costs. In addition, the Company spent approximately $453,000 on leasehold improvements, office equipment and information technology upgrades in the first six months of fiscal 2004, up from $343,000 in the previous year’s first half. The Company also had $20 million in long-term investments redeemed by the issuer in fiscal 2004, compared to $18 million in 2003. These investments, classified as long-term investments as of May 31, 2003 and May 31, 2002, were obligations of various United States government programs that contained a “call” feature at the discretion of the issuer of the bonds. During the first six months of both fiscal 2004 and 2003, the issuer redeemed the bonds.

Net cash provided by financing activities totaled $4.5 million for the six months ended November 30, 2003 compared to $1.7 million for the six months ended November 30, 2002. The increased volume of stock options exercised in fiscal 2004 caused this change.

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

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 1.5 million shares of our common stock. As of November 30, 2003, we had not repurchased any shares of our common stock under this program.

Recent Accounting Pronouncements

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”)”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

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

During the recent downturn in the U.S. economy, our business was affected. As the general level of economic activity slowed, our clients delayed or canceled plans that involve professional services, particularly outsourced professional services. Consequently, we have experienced fluctuations in demand for our services. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million but then rebounded in fiscal 2003 to revenue of $202.0 million. Although revenue has increased in the first six months of fiscal 2004 compared to the same period in the prior year (not including revenues from acquisitions), there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services lines;

•	hire associates;

•	maintain margins in the face of pricing pressures; and

•	manage costs.

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

We have acquired several companies and may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	diversion of management’s attention from other business concerns;

•	failure to successfully integrate the acquired company with our existing business;

•	failure to motivate, or loss of, key employees from either our existing business or the acquired business;

•	potential impairment of relationships with our employees and clients;

•	additional operating expenses not offset by additional revenue;

•	incurring significant non-recurring charges;

•	incurring additional debt with restrictive covenants or other limitations;

•	dilution of our stock as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

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

In connection with providing services to clients in certain regulated industries, we are subject to industry-specific regulations, including licensing and reporting requirements. Complying with these requirements is costly and, if we fail to comply, we could be prevented from rendering services to clients in those industries in the future.

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

Interest Rate Risk. At the end of the second quarter of fiscal 2004, we had approximately $46.0 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

Foreign Currency Exchange Rate Risk. Prior to fiscal 2004, our foreign operations were not significant to our overall operations, and our exposure to foreign currency exchange rate risk was low. However, as our strategy to continue expanding foreign operations progresses, more of our revenues will be derived from foreign operations denominated in the currency of the applicable markets. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar. Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques when we deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of second quarter of fiscal 2004, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended November 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 17, 2003, the Company held its annual meeting of stockholders. The only matter presented to stockholders at the annual meeting was the election of three directors. The vote for each director was as follows:

Nominee	Shares For	Shares Withheld
Donald B. Murray	19,468,954	700,586
Gerald Rosenfeld	19,306,864	862,676
A. Robert Pisano	19,362,084	807,456

The continuing directors, whose terms of office did not expire at the meeting, are Karen M. Ferguson, Stephen J. Giusto, C. Stephen Mansfield, Leonard Schutzman, John C. Shaw and Jolene Sykes. Mr. Schutzman has since resigned from our Board of Directors.

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

*Filed herewith

b) Reports on Form 8-K

The registrant filed or furnished the following current reports on Form 8-K during the quarter covered by this report:

An amendment to a Form 8-K (item 7), filed on September 25, 2003, amending Item 7, Financial Statements, Pro Forma Financial Information and Exhibits of the original Form 8-K filed on July 30, 2003, to include the historical financial statements of Ernst & Young Executive Temporary Management B.V., and the pro forma financial information as required by Item 7 of Form 8-K.

Form 8-K (item 12), furnished on September 30, 2003, covering a press release announcing the Company’s financial results for the quarter ended August 31, 2003.

Form 8-K (item 9), furnished on November 25, 2003, covering a press release announcing the appointment of a new board member, Neil F. Dimick, and the resignation of a board member, Leonard Schutzman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 13, 2004	/s/ Donald B. Murray
Donald B. Murray President and Chief Executive Officer

Date: January 13, 2004	/s/ Stephen J. Giusto
Stephen J. Giusto Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)