Form 10-Q
period 2004-02-29
RESOURCES CONNECTION INC
filed 2004-04-13
CIK 1084765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

As of April 7, 2004, 23,122,248 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	May 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,769,000	$48,078,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,636,000 and $2,388,000 as of February 29, 2004 and May 31, 2003, respectively	55,705,000	26,635,000
Prepaid expenses and other current assets	1,108,000	2,035,000
Prepaid income taxes	—	1,774,000
Deferred income taxes	2,596,000	2,596,000

Total current assets	88,178,000	81,118,000
Investments in marketable securities	19,000,000	20,000,000
Goodwill	74,501,000	47,876,000
Intangible assets, net	5,509,000	1,203,000
Property and equipment, net	5,931,000	4,341,000
Other assets	958,000	1,399,000

Total assets	$194,077,000	$155,937,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,574,000	$2,784,000
Accrued salaries and related obligations	16,916,000	17,899,000
Other liabilities, including income taxes payable	2,679,000	258,000

Total current liabilities	34,169,000	20,941,000
Deferred income taxes	1,465,000	1,465,000

Total liabilities	35,634,000	22,406,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 23,099,000 and 22,251,000 shares issued and outstanding as of February 29, 2004 and May 31, 2003, respectively	231,000	222,000
Additional paid-in capital	97,571,000	86,676,000
Deferred stock compensation	(238,000)	(480,000)
Accumulated other comprehensive gain	702,000	293,000
Notes receivable from stockholders	—	(55,000)
Retained earnings	60,480,000	46,876,000
Treasury stock at cost, 154,000 and 141,000 shares at February 29, 2004 and May 31, 2003, respectively	(303,000)	(1,000)

Total stockholders’ equity	158,443,000	133,531,000

Total liabilities and stockholders’ equity	$194,077,000	$155,937,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$87,758,000	$49,237,000	$221,315,000	$142,974,000
Direct cost of services, primarily payroll and related taxes for professional services employees	54,353,000	30,153,000	135,828,000	86,363,000

Gross profit	33,405,000	19,084,000	85,487,000	56,611,000
Selling, general and administrative expenses	22,724,000	14,170,000	60,424,000	41,714,000
Amortization of intangible assets	514,000	298,000	1,212,000	455,000
Depreciation expense	507,000	328,000	1,327,000	955,000

Income from operations	9,660,000	4,288,000	22,524,000	13,487,000
Interest income	147,000	231,000	422,000	839,000

Income before provision for income taxes	9,807,000	4,519,000	22,946,000	14,326,000
Provision for income taxes	4,021,000	1,853,000	9,342,000	5,873,000

Net income	$5,786,000	$2,666,000	$13,604,000	$8,453,000

Net income per common share:
Basic	$0.25	$0.12	$0.60	$0.39

Diluted	$0.24	$0.12	$0.57	$0.37

Weighted average common shares outstanding:
Basic	22,763,000	21,934,000	22,607,000	21,764,000

Diluted	24,140,000	22,969,000	23,850,000	22,808,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)	(unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	22,251,000	21,661,000
Exercise of stock options	778,000	275,000
Issuance of common stock for the acquisition of The Procurement Centre	—	116,000
Issuance of common stock under Employee Stock Purchase Plan	70,000	86,000

Balance at end of period	23,099,000	22,138,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$222,000	$216,000
Exercise of stock options	9,000	3,000
Issuance of common stock for the acquisition of The Procurement Centre	—	1,000
Issuance of common stock under Employee Stock Purchase Plan	—	1,000

Balance at end of period	$231,000	$221,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$86,676,000	$79,991,000
Exercise of stock options	9,514,000	1,666,000
Issuance of common stock for the acquisition of The Procurement Centre	—	1,503,000
Issuance of common stock under Employee Stock Purchase Plan	1,395,000	1,800,000
Forfeiture of restricted stock and stock options	(14,000)	(112,000)

Balance at end of period	$97,571,000	$84,848,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(480,000)	$(909,000)
Forfeiture of restricted stock and stock options	14,000	112,000
Amortization of deferred stock compensation	228,000	239,000

Balance at end of period	$(238,000)	$(558,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$293,000	$(51,000)
Translation adjustments	409,000	89,000

Balance at end of period	$702,000	$38,000

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$(55,000)	$(109,000)
Repayment of notes receivable	55,000	54,000

Balance at end of period	$—	$(55,000)

RETAINED EARNINGS:
Balance at beginning of period	$46,876,000	$34,334,000
Net income	13,604,000	8,453,000

Balance at end of period	$60,480,000	$42,787,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(141,000)	(101,000)
Repurchase of shares	(13,000)	(22,000)

Balance at end of period	(154,000)	(123,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(1,000)	$(1,000)
Repurchase of shares	(302,000)	—

Balance at end of period	$(303,000)	$(1,000)

COMPREHENSIVE INCOME:
Net income	$13,604,000	$8,453,000
Translation adjustments	409,000	89,000

Total comprehensive income	$14,013,000	$8,542,000

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$13,604,000	$8,453,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,539,000	1,410,000
Amortization of deferred stock compensation	228,000	239,000
Bad debt expense	1,207,000	783,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(21,532,000)	(3,728,000)
Prepaid expenses and other current assets	1,263,000	(193,000)
Income taxes	4,051,000	2,623,000
Other assets	850,000	147,000
Accounts payable and accrued expenses	521,000	209,000
Accrued salaries and related obligations	(983,000)	806,000
Other liabilities	144,000	(87,000)

Net cash provided by operating activities	1,892,000	10,662,000

Cash flows from investing activities:
Redemption of marketable securities	28,000,000	18,000,000
Purchase of marketable securities	(27,000,000)	(6,000,000)
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	(27,643,000)	—
Purchase of policyIQ, including transaction costs	(2,056,000)	—
Purchase of Deloitte Re:sources Pty, including transaction costs	(1,078,000)	—
Purchase of The Procurement Centre, net of cash acquired and including transaction costs	—	(7,957,000)
Purchases of property and equipment	(1,922,000)	(431,000)

Net cash (used in) provided by investing activities	(31,699,000)	3,612,000

Cash flows from financing activities:
Proceeds from exercise of stock options	9,523,000	1,669,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,395,000	1,801,000
Repurchase of treasury stock	(302,000)
Repayment of notes receivable from stockholders	55,000	54,000

Net cash provided by financing activities	10,671,000	3,524,000

Effect of exchange rate changes on cash	(173,000)	—

Net (decrease) increase in cash	(19,309,000)	17,798,000
Cash and cash equivalents at beginning of period	48,078,000	31,745,000

Cash and cash equivalents at end of period	$28,769,000	$49,543,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended February 29, 2004 and February 28, 2003

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and seven foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries, provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources and supply chain management services on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Canada, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the third quarter of fiscal 2004 and 2003, each consisting of 13 weeks, were February 28, 2004 and February 22, 2003, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31, February 29, 2004 or February 28, 2003, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information for the three months and nine months ended February 29, 2004 and February 28, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $19 million in investments classified as long-term as of February 29, 2004 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-based Compensation

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123.“Accounting for Stock Based Compensation”. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of the year ended May 31, 2003. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma income per share would have been as follows:

	Three months ended February 29, 2004 and February 28, 2003		Nine months ended February 29, 2004 and February 28, 2003
	2004	2003	2004	2003
Net income, as reported	$5,786,000	$2,666,000	$13,604,000	$8,453,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,152,000)	(2,285,000)	(4,857,000)	(6,019,000)

Pro forma net income	$3,634,000	$381,000	$8,747,000	$2,434,000

Net income per share:
Basic-as reported	$0.25	$0.12	$0.60	$0.39

Basic-pro forma	$0.16	$0.02	$0.39	$0.11

Diluted-as reported	$0.24	$0.12	$0.57	$0.37

Diluted-pro forma	$0.15	$0.02	$0.37	$0.11

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

Potential common shares totaling 1,405,000 were not included in the diluted earnings per share amounts for the three months ended February 28, 2003, as their effect would have been anti-dilutive. There were no anti-dilutive potential common shares for the three months ended February 29, 2004. For the three months ended February 29, 2004 and February 28, 2003, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,377,000 and 1,035,000, respectively.

Potential common shares totaling 538,000 and 1,569,000 were not included in the diluted earnings per share amounts for the nine months ended February 29, 2004 and February 28, 2003, respectively, as their effect would have been anti-dilutive. For the nine months ended February 29, 2004 and February 28, 2003, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,243,000 and 1,044,000, respectively.

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

•	On June 1, 2003, the Company acquired the operations of Deloitte Re:sources Pty Ltd. operating in Australia from Deloitte Touche Tohmatsu for $1 million. This operation has been renamed Resources Connection Australia Ltd. .

•	On July 30, 2003, the Company acquired policyIQTM, a web-based solution for internal controls documentation and content management for $2 million.

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the three entities based on the fair value of the assets acquired and liabilities assumed. The Company considered a number of factors in performing this valuation, including a valuation of the identifiable intangible assets. During the third quarter of fiscal 2004, this valuation was completed.

The following table presents revenue, net income and diluted earnings per share for the nine months ended February 29, 2004 and February 28, 2003 as if the acquisition of RC.NL had occurred on June 1, 2003 and 2002, respectively:

	Resources Connection, Inc. Nine Months Ended February 29, 2004	RC.NL Pre- Acquisition Results	Pro Forma Adjustments Increase (Decrease)	Pro Forma Combined
Revenue	$221,315,000	$5,233,000	$—	$226,548,000

Income before income taxes	$22,946,000	$(82,000)	$(117,000)	$22,747,000

Net income	$13,604,000	$(53,000)	$(70,000)	$13,481,000

Diluted earnings per share	$0.57			$0.57

	Resources Connection, Inc. Nine Months Ended February 28, 2003	RC.NL Nine Months Ended March 31, 2003	Pro Forma Adjustments Increase (Decrease)	Pro Forma Combined
Revenue	$142,974,000	$45,754,000	$—	$188,728,000

Income before income taxes	$14,326,000	$802,000	$(1,107,000)	$14,021,000

Net income	$8,453,000	$527,000	$(653,000)	$8,327,000

Diluted earnings per share	$0.37			$0.37

The net pro forma adjustments reflect estimated amortization on amortizable intangibles allocated in the purchase, reduction in interest income from the use of cash in the purchase and the related impact on income taxes.

The components of the purchase price and allocation of the acquisition of RC.NL are as follows:

Tangible assets acquired	$572,000
Identifiable intangible assets acquired	4,668,000
Goodwill	24,160,000

Total	$29,400,000

5. Intangible Assets and Goodwill

The following table presents details of our intangible assets, related accumulated amortization and goodwill:

	As of February 29, 2004			As of May 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$4,849,000	$(854,000)	$3,995,000	$1,050,000	$(171,000)	$879,000
Associate and customer database (1 – 5 years)	1,742,000	(743,000)	999,000	580,000	(318,000)	262,000
Non-compete agreements (1 – 4 years)	630,000	(630,000)	—	630,000	(568,000)	62,000
Developed technology (3 years)	520,000	(87,000)	433,000	—	—	—
Trade name and trademark (indefinite life)	82,000	—	82,000	—	—	—

Total	$7,823,000	$(2,314,000)	$5,509,000	$2,260,000	$(1,057,000)	$1,203,000

Goodwill (indefinite life)	$79,118,000	$(4,617,000)	$74,501,000	$52,493,000	$(4,617,000)	$47,876,000

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company recorded amortization expense for the three and nine months ended February 29, 2004 of $514,000 and $1,212,000, respectively. The Company recorded amortization expense for the three and nine months ended February 28, 2003 of $298,000 and $455,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2004, 2005, 2006, 2007 and 2008 is $1,715,000, $1,647,000, $1,613,000, $1,269,000 and $362,000, respectively.

The following is a rollforward of our goodwill balance:

	Gross	Accumulated Amortization	Net
Goodwill, as of May 31, 2003	$52,493,000	$(4,617,000)	$47,876,000
Acquisitions	26,458,000	—	26,458,000
Impact of foreign currency exchange rate changes	167,000	—	167,000

Goodwill, as of February 29, 2004	$79,118,000	$(4,617,000)	$74,501,000

6. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1 of the Company’s 2003 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three months and nine months ended February 29, 2004. Amounts for the three months and nine months ended February 28, 2003 were not material.

	Revenue for the three months ended February 29, 2004	Revenue for the nine months ended February 29, 2004	Long-Lived Assets as of February 29, 2004(1)
United States	$68,616,000	$179,070,000	$4,239,000
The Netherlands	13,415,000	30,592,000	1,153,000
Other	5,727,000	11,653,000	539,000

Total	$87,758,000	$221,315,000	$5,931,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

7. Recent Accounting Pronouncements

In December 2003 the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

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

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (“SPE”) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

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

Growth in revenue through fiscal 2003 was generally the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. To date, the information technology and human resources management service lines have been introduced in a limited number of our offices.

During fiscal 2003, we commenced operations for Resources Audit Solutions, LLC (“RAS”), an entity focused primarily on providing internal audit services and we acquired The Procurement Centre, LLC (now operating as our Resources Connection Supply Chain Management subsidiary (“SCM”)), a Texas based provider of supply chain management services to companies on a project basis. In addition to SCM’s office in Houston, Texas, we opened six offices domestically during fiscal 2003 and an office in Birmingham, England.

During fiscal 2003, we also started a practice named Resources Consulting Group, LP (“RCG”). This entity focused on expanding our executive compensation consulting practice. In October 2003, the employees of RCG left Resources Connection to work for another employer and their office was closed. The services provided by RCG will continue to be provided by the other operating units of Resources Connection. No material impact on operations is expected from this change.

In the first quarter of fiscal 2004, we completed three transactions to enhance our international presence as well as our ability to assist clients with the compliance efforts under Sarbanes. The largest of the three transactions was the all-cash acquisition for $29.4 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL BV (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provides a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to the Big Four firms, particularly in light of concerns about auditor independence. RC.NL has seven offices in the Netherlands and contracted with, or employed, over 270 professional service associates on assignment as of February 29, 2004.

In addition to the international expansion driven by the acquisition of RC.NL, we also acquired the operations of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu in Australia in an all-cash deal for $1 million on June 1, 2003. The subsidiary, renamed Resources Connection Australia Pty. Ltd., was originally launched in 1998 by us on behalf of the Deloitte Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

Finally, in July 2003, we acquired the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume. policyIQTM is a tool that our clients can use to assist in complying with Sarbanes, among other things.

During the third quarter of fiscal 2004, we opened an office in Tokyo, Japan, continuing to expand our operations in Asia Pacific. We have also opened two domestic offices during the current fiscal year. As of February 29, 2004, we served our clients through 51 offices in the United States and 15 offices abroad.

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

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

The comments discussed below for the three months ended February 29, 2004 include the results of operations for a full quarter for Resources Connection Australia Pty Ltd, RC.NL and policyIQ. The acquisitions in the first quarter of fiscal 2004 are referred to in the comments below as “the acquisitions”.

Revenue. Revenue increased $38.5 million, or 78.2%, to $87.8 million for the three months ended February 29, 2004 from $49.2 million for the three months ended February 28, 2003. The acquisitions contributed $14.4 million to the growth in revenues. Without the additional revenue from the acquisitions, revenues increased 49.0%. This increase was triggered by the continued expansion of our scope of services, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our services expanded in finance and accounting, information technology and Sarbanes related engagements by increasing market awareness of our ability to provide those types of services. Bill rates improved by 10.0% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,181 at the end of the third quarter of fiscal 2003 to 1,980 at the end of the third quarter of fiscal 2004 (including 297 associates working for the Australia and Netherlands practices as of February 29, 2004). Overall, the Company billed approximately $8.0 million per week in non-holiday impacted weeks in the third quarter of fiscal 2004.

We operated 66 offices during the third quarter of fiscal 2004 compared with 55 offices during the third quarter of the previous fiscal year. Nine of the additional offices operated in the third quarter of fiscal 2004 were from acquisitions. We opened a new office in Tokyo, Japan during the third quarter of fiscal 2004 in an effort to continue to expand our presence in the Asia Pacific region. Last year, we opened three offices in the United States in the third fiscal quarter.

Direct Cost of Services. Direct cost of services increased $24.2 million, or 80.3%, to $54.4 million for the three months ended February 29, 2004 from $30.2 million for the three months ended February 28, 2003. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the full quarter of results of the acquisitions included in the third quarter of fiscal 2004; overall, the average pay rate per hour increased by 15.5% year-over-year. The direct cost of services as a percentage of revenue increased from 61.2% for the three months ended February 28, 2003 to 61.9% for the three months ended February 29, 2004. Among the factors contributing to this increase were: 1) the increase in volume of zero margin client expense reimbursements as the Company’s projects requiring associate travel increased significantly; 2) the decrease in conversion fees (non-refundable fees recognized when one of the Company’s professionals accepts an offer of permanent employment from a client) in the current year compared to the prior year; 3) the greater impact of the international operations with a higher direct cost of services percentage; and 4) the incremental increase in pay rate per hour compared to bill rate per hour.

Historically, the cost of compensation and related benefits offered to the associates of our international offices has been greater as a percentage of revenue than our domestic operations. Thus, the direct cost of services percentage of our international offices has usually exceeded our domestic operation’s targeted direct cost of services percentage of 60%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.6 million, or 60.4%, to $22.7 million for the three months ended February 29, 2004 from $14.2 million for the three months ended February 28, 2003. This increase was primarily attributable to the acquisitions. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 341 at the end of the third quarter of fiscal 2003 to 455 at the end of the third quarter of fiscal 2004. Excluding the management of companies acquired, management and administrative headcount was 347 at the end of the third quarter of fiscal 2004. The increase in dollars spent (apart from the acquisitions) was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from new offices opened. In addition, marketing and advertising expenses increased in the quarter, primarily related to the Netherlands practice, and bonus expense increased as a result of the Company’s improved revenue results. However, selling, general and administrative expenses decreased as a percentage of revenue from 28.8% for the three months ended February 28, 2003 to 25.9% for the three months ended February 29, 2004 as a result of improved leverage.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $514,000 in the third quarter of fiscal 2004 compared to $298,000 in the prior year’s third quarter. The increase is related to the acquisitions in the first quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company completed its allocation of the purchase price of the acquisitions, and considered a number of factors in performing this valuation, including a valuation of identifiable intangible assets. As a result, approximately $5.5 million of the purchase price was assigned to amortizable intangible assets related to contractually based customer relationships, the acquired database of potential associates and technology related to the policyIQ software. These intangibles will be amortized over one to five years. The amortization charge expected in the fourth quarter of fiscal 2004 is $503,000. The Company is also amortizing intangible assets related to the SCM acquisition through fiscal 2006. In the prior year third quarter, amortization expense related primarily to the amortization of the SCM intangibles assets.

Depreciation expense increased from $328,000 for the three months ended February 28, 2003 to $507,000 for the three months ended February 29, 2004. This increase reflects the impact of a full quarter of depreciation related to the acquisitions, the other offices opened since February 2003 and investments in information technology.

Interest Income. The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of February 29, 2004, the Company has $19 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through February 2006 and have coupon rates ranging from 1.5% to 2.4%. These investments have been classified in the February 29, 2004 consolidated balance sheet as “held-to-maturity” securities.

During the third quarter of fiscal 2004, interest income was $147,000 compared to interest income of $231,000 in the quarter ended February 28, 2003. The decrease in interest income is a combination of a lower average cash balance available for investment in the third quarter of fiscal 2004 and the lower interest rates available year over year. The cash balance available for investment decreased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 as funds of approximately $30 million were used in the first quarter of fiscal 2004 to complete the acquisitions. The Company earned approximately 1.3%, annualized, on its money market, commercial paper and marketable securities investments during the quarter.

Income Taxes. The provision for income taxes increased from $1.9 million for the three months ended February 28, 2003 to $4.0 million for the three months ended February 29, 2004 as a result of the increase in the Company’s pre-tax income. The effective tax rate was approximately 41.0% for both the three months ended February 29, 2004 and February 28, 2003, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Nine Months Ended February 29, 2004 Compared to Nine Months Ended February 28, 2003

The comments regarding the consolidated results of operation discussed below for the nine months ended February 29, 2004 include the results of operations for the following periods: for SCM and Resources Connection Australia Pty Ltd, a full nine months of results of operations; for RC.NL, results of operations from July 15, 2003 through February 29, 2004; and for policyIQ, results of operations from July 30, 2003 through February 29, 2004. The results of operations for the nine months ended February 28, 2003 include operating results of SCM from October 11, 2002 onward. Collectively, the acquisition of these businesses are referred to in the comments below as “the acquisitions”.

Revenue. Revenue increased $78.3 million, or 54.8%, to $221.3 million for the nine months ended February 29, 2004 from $143.0 million for the nine months ended February 28, 2003. Growth in revenues of $36.0 million is attributable to additional revenues from the acquisitions. Without the additional revenue from the acquisitions, revenues increased 29.6%. This increase was triggered by the continued expansion of our scope of services resulting in more billable hours for our associates and an improvement in rate per hour. We believe our services expanded in finance and accounting, information management, and Sarbanes related engagements by increasing market awareness of our ability to provide those types of services. Overall bill rates improved by 9.0% compared to the comparable prior year period average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,181 at the end of the third quarter of fiscal 2003 to 1,980 at the end of the third quarter of fiscal 2004 (including 297 associates working for the Australia and Netherlands practices as of February 29, 2004).

We operated 66 offices during the first nine months of fiscal 2004 (including the office of Resources Consulting Group closed in the second quarter of fiscal 2004) compared with 55 offices during the first nine months of the previous fiscal year. Nine of the additional offices operated in the first three quarters of fiscal 2004 were from the acquisitions.

Direct Cost of Services. Direct cost of services increased $49.5 million, or 57.3%, to $135.8 million for the nine months ended February 29, 2004 from $86.4 million for the nine months ended February 28, 2003. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the results of the acquisitions completed in the first quarter of fiscal 2004; overall, the average pay rate per hour increased by 13.5% year-over-year. The direct cost of services as a percentage of revenue increased from 60.4% for the nine months ended February 28, 2003 to 61.4% for the nine months ended February 29, 2004. Among the factors contributing to this increase were: 1) the greater impact of the international operations with a higher direct cost of services percentage; 2) the increase in volume of zero margin client expense reimbursements as, due to client requirements, the Company’s projects involving associate travel increased significantly; 3) the decrease in conversion fees in the current year compared to the prior year; and 4) the incremental increase in pay rate per hour compared to bill rate per hour.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.7 million, or 44.9%, to $60.4 million for the nine months ended February 29, 2004 from $41.7 million for the nine months ended February 28, 2003. This increase was primarily attributable to the acquisitions. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 341 at February 28, 2003 to 455 at February 29, 2004. Excluding the management of companies acquired, management and administrative headcount was 347 at February 29, 2004. Apart from the acquisitions, the increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from new office opened. In addition, marketing and advertising expenses increased in the first nine months of fiscal 2004, primarily related to the Netherlands practice, and bonus expense increased as a result of the Company’s improved revenue results. However, selling, general and administrative expenses decreased as a percentage of revenue from 29.2% for the nine months ended February 28, 2003 to 27.3% for the nine months ended February 29, 2004 as a result of improved leverage.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $1.2 million in the first nine months of fiscal 2004 compared to $455,000 in the comparable prior year period. Amortization related to the intangible assets of the acquisitions triggered the increase over the prior year. In the prior year period, amortization expense related primarily to the amortization of the cost of the non-compete agreement entered into when the Company acquired LLC and intangible assets acquired in the SCM acquisition.

Depreciation expense increased from $955,000 for the nine months ended February 28, 2003 to $1.3 million for the nine months ended February 29, 2004. This increase reflects the increased depreciation from assets acquired in the acquisitions completed in the first quarter of fiscal 2004, the other offices opened since February 2003 and our investment in information technology.

Interest Income. During the first nine months of fiscal 2004, interest income was $422,000 compared to interest income of $839,000 in the nine months ended February 28, 2003. The decrease in interest income is a combination of a lower average cash balance available for investment during the first nine months of fiscal 2004 and the lower interest rates available year over year. The cash balance available for investment decreased from February 28, 2003 to February 29, 2004 as the funds were used to complete the acquisitions.

Income Taxes. The provision for income taxes increased from $5.9 million for the nine months ended February 28, 2003 to $9.3 million for the nine months ended February 29, 2004, as a result of the increase in the Company’s pre-tax income. The effective tax rates were approximately 40.7% and 41.0% for the nine months ended February 29, 2004 and February 28, 2003, respectively, which differ from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company raised its effective rate in the third quarter of fiscal 2004 to 41.0% after completing an analysis of its state tax obligations.

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

Liquidity and Capital Resources

Our primary source of liquidity is our existing cash and cash equivalents, marketable securities, cash provided by our operations, cash provided by financing activities and, to the extent necessary, available commitments under our revolving line of credit. On an annual basis, we have generated positive cash flows from operations since inception.

The Company’s original August 2001 $10.0 million unsecured revolving credit facility with Bank of America has been replaced effective March 26, 2004 with a new $10.0 million unsecured revolving credit facility with substantially the same terms (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005 As of February 29, 2004, the Company had no outstanding borrowings under the revolving credit facility and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $1.9 million for the nine months ended February 29, 2004 compared to $10.7 million for the nine months ended February 28, 2003. The net decrease in cash provided by operations was caused primarily by the increase in accounts receivable during the third quarter from the rapid increase in revenue growth, especially in the month of February 2004. In addition, the Company’s increased revenue in fiscal 2003 over fiscal 2002 resulted in higher obligations for the Company’s incentive bonus plan as compared to the prior year; the required payments were made in fiscal 2004. The Company’s working capital includes $28.8 million in cash and cash equivalents at February 29, 2004.

Net cash used in investing activities was $31.7 million for the first nine months of fiscal 2004 compared to cash provided by investing activities of $3.6 million in the first nine months of fiscal 2003. The Company used approximately $30.8 million in cash in the first and second quarters of fiscal 2004 to complete the acquisitions as well as related transaction costs. In addition, the Company spent approximately $1.9 million on leasehold improvements, office equipment and information technology upgrades in the first nine months of fiscal 2004, up from $431,000 in the previous year’s first nine months. The Company also had a net change in long-term investments of only $1 million in fiscal 2004, compared to $12 million in 2003. These investments, classified as long-term investments as of February 29, 2004 and February 28, 2003, were obligations of various United States government programs that contained a “call” feature at the discretion of the issuer of the bonds.

Net cash provided by financing activities totaled $10.7 million for the nine months ended February 29, 2004 compared to $3.5 million for the nine months ended February 28, 2003. The increased volume of stock options exercised in fiscal 2004 caused this change.

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

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 1.5 million shares of our common stock. As of February 29, 2004, we had not repurchased any shares of our common stock under this program.

Recent Accounting Pronouncements

In December 2003 the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

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

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (“SPE”) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million but then rebounded in fiscal 2003 to revenue of $202.0 million. Although revenue has increased in the first nine months of fiscal 2004 compared to the same period in the prior year (not including revenues from acquisitions), there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

We have acquired, and may continue to acquire, companies, and these acquisitions could disrupt our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the third quarter of fiscal 2004, we had approximately $47.8 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of third quarter of fiscal 2004, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended February 29, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

b) Reports on Form 8-K

The registrant filed or furnished the following current reports on Form 8-K during the quarter covered by this report:

Form 8-K (item 12), furnished on January 7, 2004, covering a press release announcing the Company’s financial results for the quarter ended November 30, 2003.

Form 8-K (item 9), furnished on January 8, 2004, covering a press release announcing the appointment of a new board member, Julie A. Hill.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 12, 2004	By:	/s/ DONALD B. MURRAY

Donald B. Murray President and Chief Executive Officer

Date: April 12, 2004	By:	/s/ STEPHEN J. GIUSTO

Stephen J. Giusto Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)