Form 10-K
period 2004-05-31
RESOURCES CONNECTION INC
filed 2004-08-11
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

As of November 28, 2003, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $571,635,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market). As of August 5, 2004, there were approximately 23,320,698 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Report on Form 10-K, “Resources Connection,” “company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31.

i

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

ii

PART I

ITEM 1.    BUSINESS

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources and supply chain management professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services, such as documenting internal controls. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, public reporting and with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

We were founded in June 1996 by a team at Deloitte & Touche LLP (“Deloitte & Touche”), led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Additional founding members include our current chief financial officer, Stephen J. Giusto, then also a Deloitte & Touche partner, and Karen M. Ferguson, the current regional managing director of our Northeast practice offices. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a division of Deloitte & Touche from our inception in June 1996 until January 1997. From January 1997 until April 1999, we operated as a subsidiary of Deloitte & Touche. In April 1999, we completed a management-led buyout. Prior to the management-led buyout, we were unable to provide certain accounting services to audit clients of Deloitte & Touche due to regulatory constraints applicable to us as a part of a Big Four accounting firm. Subsequent to the management-led buyout, we were able to expand the scope of services we provide to our clients. The Company is an independent company which is no longer affiliated with Deloitte & Touche.

Our business model combines the client service orientation and commitment to quality of a Big Four accounting firm with the entrepreneurial culture of an innovative, high-growth company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: increasing global demand for outsourced professional services by corporate clients and a supply of professionals interested in working in a non-traditional professional services firm. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with challenging professional needs.

As of May 31, 2004, we employed approximately 2,100 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal, annual survey conducted in late calendar year 2003, to which approximately 47% of all then active associates responded, 49% of respondents were CPAs, 37% had advanced professional degrees, and the average years of professional experience was about 18. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We have served a diverse client base of over 1,600 clients during fiscal 2004, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients include approximately half of the Fortune 100, which accounted for approximately 11.1% and 15.2% of our revenues in fiscal 2004 and 2003, respectively, and all of the Big Four accounting firms. We have grown revenues from $71.4 million in fiscal 1999 to $328.3 million in fiscal 2004, a five-year compounded annual growth rate, or CAGR, of 35.7% and our income from operations over the same period has increased from

$9.1 million to $40.5 million, a five-year CAGR of 34.8%. We have been profitable every year since our inception. As of May 31, 2004, we served our clients through 49 offices in the United States and 15 offices abroad. During fiscal 2004, we completed three transactions that increased our ability to serve clients throughout the world. In fiscal 2004, $265.3 million, $43.8 million and $19.2 million of our revenues were generated in the United States, in the Netherlands and in other countries, respectively, compared with fiscal 2003 revenue of $194.0 million and $8.0 million generated in the United States and other countries, respectively.

The three transactions completed in the first quarter of fiscal 2004 enhance our international presence as well as our ability to assist clients with the compliance efforts under Sarbanes. The largest of the three was the all cash acquisition for $29.8 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL BV (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provides a foundation in continental Europe and allows us to market to our current and prospective multinational clients seeking an alternative to Big Four firms, particularly in light of concerns about auditor independence. RC.NL has seven offices in the Netherlands and contracted with, or employed, over 240 professional service associates as of May 31, 2004.

In addition to the international expansion driven by the acquisition of RC.NL, we also acquired the operations of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu Australia in an all cash deal for $1 million on June 1, 2003. We originally launched the subsidiary, now renamed Resources Connection Australia Pty. Ltd., in 1998 on behalf of the Deloitte Touche Tohmatsu Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

Finally, in July 2003, we acquired for $2 million the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume. policyIQ is a tool that our clients can use to assist in complying with Sarbanes, among other initiatives.

We believe our distinctive culture is a valuable asset and is in large part due to our management team, which has extensive experience in the professional services industry. Most of our senior management and office managing directors have Big Four experience and an equity interest in our company. This team has created a culture of professionalism that we believe fosters in our associates a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service to our clients.

Industry Background

Demand for Project Professional Services

Resources Connection’s services address a range of professional areas, with a majority of revenues derived from accounting and finance related services. The market for professional services is broad, and independent data on the size of the market is fragmented. For instance, a recent study published by Staffing Industry Analysts, Inc. estimates the size of the professional sector of the U.S. staffing market at $81.8 billion in 2004, but this is just a measure of the staffing component of professional services. Other components include, but are not limited to, CPA services and consulting services, each of which address multibillion dollar markets. Because of the corporate scandals documented in the media over the last few years, we believe the market for professional services is changing rapidly and that companies may be willing to choose alternatives to traditional professional service providers. We believe Resources Connection is a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

•	strategically access specialized skills and expertise;

•	effectively supplement internal resources;

•	increase labor flexibility; and

•	reduce their overall hiring and training costs.

Typically, companies use a variety of alternatives to fill their project professional services needs. Companies outsource entire projects to consulting firms; this provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Four accounting firms; however, these arrangements are on an ad hoc basis and have been increasingly limited by regulatory concerns focused on external auditor independence. Companies use temporary employees from traditional and Internet-based staffing firms, who may be less experienced or less qualified than employees of professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

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

The employment alternatives historically available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less flexible hours and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens.

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

Resources Connection Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced accounting and finance, risk management, human resources management, supply chain and information technology professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is central to our business strategy and we believe has been a significant component of our success. Our senior management, virtually all of whom are Big Four alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek associates and management with talent, integrity, enthusiasm and loyalty (“TIEL”) to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified associates and, in turn, attracting clients.

•	Hire and retain highly qualified, experienced associates. We believe our highly qualified, experienced associates provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber associates. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once a project is defined, we identify associates with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength of our client relationships is demonstrated by the fact that all of our largest 50 clients in fiscal 2003 remained clients in fiscal 2004.

•	Build the Resources Connection brand. Our objective is to build Resources Connection’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our approximately 2,100 associates on assignment as of May 31, 2004 and over 450 management employees, most of whom have established relationships with a number of potential clients. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Connection brand. These efforts include continuing our advertising campaign that commenced in the fourth quarter of fiscal 2002 in targeted business publications.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe we have significant opportunity for continued strong organic growth in our core business and have completed a few strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•

Expanding work from existing clients. A principal component of our strategy is to secure additional project work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from most of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with industry trends, they may continue to increase the amount they spend on these services. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we will capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts. During this past year, we have seen more revenue growth within larger, existing clients, though we also experienced the addition of new middle market clients. The total number of clients served in 2004 was over 1,600 versus 1,200 in 2003. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large companies.

•	Expanding geographically. We plan to expand geographically to meet the demand for project professional services. We believe that there are significant opportunities to grow our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We also expect to add to our existing domestic office network with a few new offices strategically located to meet the needs of our existing clients and to create additional new client opportunities.

•	Providing additional professional services lines. We will continue to explore, and consider entry into, new professional services lines. Since fiscal 1999, we have diversified our professional services lines by entering into the areas of human resources management, information technology, internal audit and supply chain management. Our considerations when evaluating new professional services lines include growth potential, profitability, cross-marketing opportunities and competition.

Associates

We believe that an important component of our success has been our highly qualified and experienced associates. As of May 31, 2004, we employed approximately 2,100 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

Our associates in the United States are primarily employees of Resources Connection. We typically pay each associate an hourly rate, overtime premiums as required by law, and offer benefits, including paid vacation and holidays; referral bonus programs; group medical, dental and vision programs, each with an approximate 50% contribution by the associate; a basic term life insurance program; a matching 401(k) retirement plan; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We also have a long-term incentive plan for our associates, that provides the opportunity to earn an annual cash bonus vesting over time. In addition, we offer our associates the ability to participate in the Company’s Employee Stock Purchase Plan. We intend to maintain competitive compensation and benefit programs.

Internationally, our associates are a mix between employees and independent contractors. Such arrangements are more common due to the laws and customs of the international markets we serve.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2004, we served over 1,600 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2004, no single client accounted for more than 6% of our revenue and our 10 largest clients accounted for approximately 25% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2004.

American Honda Financial Corporation	El Paso Corporation
Blue Shield of California	Exelon Corporation
C&H Sugar	Great West Life and Annuity Life Insurance Company
CB Richard Ellis	PepsiCo Inc.
Conoco Phillips	Siemens Corporation
Credit Suisse First Boston Corporation	Southwest Airlines
Dolby Laboratories, Inc	Toshiba America Electronic Components, Inc.

Services

Our current professional services capabilities include accounting and finance, risk management and internal audit, information technology, human resources and supply chain management. In fiscal 2004, our revenue from providing accounting and finance services accounted for a majority of our revenue. Our engagements are project-based and often last three months or longer.

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

Sample Engagement:  We provided five associates over a 12-month period to assist a large non-profit health plan in creating a uniform chart of accounts in preparation for an ERP financial system implementation. Our associates were responsible for:

•	acting as a liaison between functional and technical user groups;

•	managing project plans for the respective areas affected by the chart of accounts changes including all financial systems, human resources groups and supply chain departments; and

•	developing the change management plan.

MD&A - Divestitures and Carve Outs:  Our accounting and finance associates assist with the following functions for clients involved in divestitures and carve outs:

•	preparation of public filings related to the transactions;

•	preparation for carve out audits; and

•	providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board (“FASB”).

Sample Engagement:  We have provided more than 20 associates to assist a large energy client with the divestiture of a business unit and the sale of other significant assets. The project included three project teams each led by a seasoned project manager assigned to oversee the delivery of our services and provide subject matter expertise. Our associates were responsible for:

•	preparing financial statements in accordance with generally accepted accounting principles (“GAAP”) and related footnotes for carve out businesses;

•	performing net book value calculations for assets sold and subsequent reconciliation and retirement of sold assets;

•	preparing Securities and Exchange Commission (“SEC”) and other regulatory filings associated with the transactions;

•	performing research of technical GAAP accounting issues related to the transaction;

•	project management of the Sarbanes implementation for the divested business unit; and

•	pre and post divestiture integration balance sheet cleanup.

ERP Implementations and Conversions:  Our accounting and finance associates work on a variety of projects that arise when a company implements or converts to a new system including:

•	project management;

•	assisting with technical support;

•	performing ERP implementations;

•	developing and executing training programs;

•	change management; and

•	maintaining daily operations during the implementation.

Sample Engagement:  We provided 11 associates over a two-year period to assist a leading producer, marketer and distributor of refined sugar products in the western United States in a SAP implementation. The system conversion impacted accounting and finance, human resources, customer service, planning, warehouse management, production and operations. Our associates were responsible for:

•	developing, documenting and evaluating business requirements;

•	leading the vendor selection process, including vendor negotiations and management;

•	project management of the ERP implementation;

•	providing technical support and guidance to the implementation team;

•	assisting with change management, leadership and communication;

•	performing pre and post conversion tests;

•	designing training programs and managing the training function;

•	management of system optimization; and

•	maintaining daily accounting and finance operations during the implementation and conversion process in order to minimize disruption to the organization.

Human Resources Management

Our human resources management professional services group was formed in June 1999. Our human resources management services include:

•	supporting day-to-day human resources (“HR”) operations;

•	selecting, implementing and optimizing HR Technology;

•	assisting with optimizing a company’s workforce; and

•	providing interim human resources management.

Sample Engagement:  A client that needed to restate its financials identified that it was necessary to reorganize and optimize its financial and accounting team. Our HR associates assisted by:

•	helping to create a new, centralized organizational chart;

•	writing job descriptions;

•	integrating the new jobs with the company’s compensation structure;

•	mapping the employees to the new roles; and

•	designing and implementing programs to train the employees or to help them exit the company.

Sample Engagement:  As a client neared the end of an update of its internal control documentation, it identified the need to communicate the changes to the diverse workforce. Our HR associates assisted by:

•	creating a change management and communication plan;

•	facilitating seminars; and

•	developing a feedback mechanism to collect responses to the training.

As that company began to implement its shared services organization, we provided a training expert to help with team development and change management.

Information Technology

Our information technology professional services group was formed in June 1998. Our information management services include:

•	financial system/enterprise resource planning implementation and post implementation optimization;

•	human resource information system (“HRIS”) implementation and integration; and

•	supporting analytical systems such as consolidation and budgeting and planning tools.

Sample Engagement:  We provided four associates over a six-month period to redesign the reporting process and re-implement an enterprise-wide software application for a diversified international manufacturing corporation. The challenge included managing the complexities of balancing United States financial accounting reporting, international financial accounting reporting and internal operational reporting while creating as little disruption as possible to the users. Our team included a project manager, a technical expert and report writing specialists. Our associates were responsible for:

•	creating new reports to satisfy statutory and operational requirements and streamlining and rationalizing 400 existing reports;

•	re-implementing a chart of accounts to support reporting requirements of diverse operational segments;

•	executing a communication plan to educate and create buy-in with the users; and

•	completing other special projects such as legal entity rationalization.

Sample Engagement:  A highly decentralized banking client was challenged to shorten its close process and improve the accuracy of its financial reporting and needed assistance in selecting a system to meet these objectives. Resources’ associates:

•	assisted with creating system selection criteria which would encompass Sarbanes section 404 and 409 requirements;

•	managed the system selection process;

•	provided project management through the implementation phase; and

•	assisted with follow up documentation to ensure ongoing compliance with federal regulations.

Resources Audit Solutions (RAS): Internal Audit, Internal Controls and Sarbanes-Oxley Services

Our RAS subsidiary was formed in June 2002 to assist our clients with a variety of governance-related projects, including:

•	assisting internal audit departments with the execution of audit plans, assessing risk management practices and special projects;

•	assisting clients with the development of a process designed to more effectively and efficiently distribute, monitor and manage financial reporting–related policies utilizing policyIQ, our proprietary web-based solution for enterprise-wide policy development and management. policyIQ is a tool that clients can use to assist with policy management and compliance programs, including regulations associated with Sarbanes; and

•	assisting clients around the world with compliance efforts related to Sarbanes, including: project management support; documenting existing business processes, practices, workflows and identifying internal controls; testing internal controls; remediation of deficiencies, including changes to policies and procedures; and planning and implementation of an ongoing Sarbanes compliance process for subsequent years.

Sample Engagement:  We provided 42 associates, covering eight countries over a two-month period, to assist a global conglomerate with the execution of its global internal audit plan. Our associates were responsible for:

•	working under the direction of the corporate internal audit function; and

•	executing audit testing of selected business units around the world.

Sample Engagement:  We are supporting an initiative to automate the financial reporting policy distribution and management process for a Fortune 500 conglomerate, implementing policyIQ.

Sample Engagement:  Serving as one of two external service providers (the other is a Big Four firm), we provided 30 associates to assist a Fortune 500 financial services company with their Sarbanes compliance efforts. Our associates worked with eight business units in ten global locations to assist client teams with various elements of Sarbanes compliance, including:

•	documenting existing business processes, practices, and workflows;

•	testing selected internal controls within those processes;

•	performing selected elements of project management within the client’s project management office;

•	executing remediation efforts; and

•	planning for the following year compliance documentation and testing.

Supply Chain Management

We purchased The Procurement Centre in October 2002. The practice was renamed Resources Connection Supply Chain Management in fiscal year 2004. Our supply chain management services include:

•	providing qualified supply chain professionals with a variety of skill-sets and backgrounds including: working as sourcing team members, leading strategic sourcing efforts, negotiating contracts, serving as commodity/category experts, developing strategies and performing tactical purchasing;

•	performing evaluation and execution of processes, procedures, policies and organizational design in the supply chain management and procurement functions of large corporations;

•	offering a variety of supply chain management solutions, including strategic sourcing, inventory rationalization, supplier diversity assistance, ERP implementations and procurement card programs; and

•	presenting a variety of onsite training and education seminars to keep customers updated on the latest trends in purchasing and supply chain management.

Sample Engagement:  For a global chemical manufacturer, our associate reviewed the current organization, supply chain processes, tools and methods utilized by each of six chemical plants located in North America. Our associate produced the following:

•	plant comparison matrix;

•	listing of major issues and risks;

•	“as-is” process maps by plant;

•	proposed high-level “to-be” process maps; and

•	proposed organization structure, metrics, reports and transition plan.

Sample Engagement:  Over the past year, we have provided associates who have assisted a Fortune 500 transportation company by:

•	serving as subject matter experts for strategic sourcing initiatives in the freight and print spend areas; and

•	leading strategic sourcing initiatives for information technology and other critical spend areas.

Sample Engagement:  Over a six-month period, we provided an entire curriculum of supply chain management training and education courses for a Fortune 500 retailer, training approximately 70 client professionals. Courses included:

•	contract writing;

•	strategic planning;

•	analytical methods and strategic sourcing;

•	advanced purchasing and supply chain management techniques; and

•	negotiation skills.

Operations

We generally provide our professional services to clients at a local level, with the oversight and consultation of our corporate management team, located in our corporate service center, and our regional managing directors. The managing director, client service director(s) and recruiting director(s) in each office are responsible for initiating client relationships, identifying associates specifically skilled to perform client projects, ensuring client and associate satisfaction throughout engagements and maintaining client relationships post-engagement. Throughout this process, the corporate management team and regional managing directors are available to consult with the managing director with respect to client services.

Our offices are operated in a decentralized, entrepreneurial manner. The managing directors of our offices are given significant autonomy in the daily operations of their respective offices, and with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing, pricing and hiring. We believe that a substantial portion of the buying decisions made by our clients are made on a local or regional basis and that our offices most often compete with other professional services providers on a local or regional basis. Because our managing directors are in the best position to understand the local and regional outsourced professional services market and because clients often prefer local relationships, we believe that a decentralized operating environment maximizes operating performance and contributes to employee and client satisfaction.

We believe that our ability to successfully deliver professional services to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the company and the performance of the director’s particular office. In addition, most members of our office management own equity in our company. We also have a managing director program whereby new managing directors attend a regularly scheduled series of seminars led by experienced managing directors. This program allows the veteran managing directors to share their success stories, foster the culture of the Company with the new managing directors and review specific client and associate development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Costa Mesa, California, we provide our domestic and some international offices with centralized administrative, human resources, marketing, finance and legal support. Our corporate service center handles billing, accounts payable and accounts receivable, and administers human resources including employee compensation and benefits. In addition, we have a corporate networked information technology platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and associate development. Our practice in the Netherlands provides its own administrative, marketing, finance and legal support and some of our other international practices subcontract these services.

Business Development

Our business development initiatives are composed of:

•	local sales initiatives focused on existing clients and target companies;

•	brand marketing activities; and

•	national and local direct mail programs.

Our business development efforts are driven by the networking and sales efforts of our management. The managing directors and client service directors in our offices develop a list of potential clients and key existing clients. In addition, the directors are assisted by management professionals focused on business development efforts on a national basis. These business development professionals, teamed with the managing directors and client service group, are responsible for initiating and fostering relationships with the senior management of our targeted client companies. These local efforts are supplemented with national marketing assistance. We believe that these efforts have been effective in generating incremental revenues from existing clients and developing new client relationships.

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

Competition

We operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms;

•	independent contractors;

•	loaned employees of the Big Four firms;

•	traditional and Internet-based staffing firms and their specialized divisions; and

•	the in-house resources of our clients.

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

Employees

As of May 31, 2004, we had a total of 2,550 employees, including 464 corporate and office-level employees and 2,086 professional services associates. None of our employees is covered by a collective bargaining agreement.

Available Information

The Company’s principal executive offices are located at 695 Town Center Drive, Suite 600, Costa Mesa, California 92626. The Company’s telephone number is (714) 430-6400 and its web site address is http://www.resourcesconnection.com. The information set forth in the web site does not constitute part of this Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained as soon as reasonably practicable after we file such reports with the SEC on our website at http://www.resourcesconnection.com.

ITEM 2.    PROPERTIES

As of May 31, 2004, we maintained a total of 49 domestic offices, a few with multiple office locations in the same city, which are located in the following metropolitan areas:

Phoenix, Arizona	Boise, Idaho	Cincinnati, Ohio
Costa Mesa, California	Chicago, Illinois	Cleveland, Ohio
Los Angeles, California	Indianapolis, Indiana	Columbus, Ohio
Sacramento, California	Baltimore, Maryland	Portland, Oregon
Santa Clara, California	Boston, Massachusetts	Philadelphia, Pennsylvania
San Diego, California	Detroit, Michigan	Pittsburgh, Pennsylvania
San Francisco, California	Minneapolis, Minnesota	Nashville, Tennessee
Walnut Creek, California	Kansas City, Missouri	Austin, Texas
Denver, Colorado	St. Louis, Missouri	Dallas, Texas
Hartford, Connecticut	Las Vegas, Nevada	Fort Worth, Texas
Stamford, Connecticut	Parsippany, New Jersey	Houston, Texas
Jacksonville, Florida	Princeton, New Jersey	San Antonio, Texas
Orlando, Florida	Long Island, New York	Seattle, Washington
Tampa, Florida	New York, New York	Milwaukee, Wisconsin
Atlanta, Georgia	Syracuse, New York	Washington, D.C.
Honolulu, Hawaii	Charlotte, North Carolina

As of May 31, 2004, we maintained 15 international offices, which are located in the following cities and countries:

Melbourne, Australia	Hong Kong, People’s Republic of China	Amsterdam, Netherlands	Groningen, Netherlands
Sydney, Australia	Taipei, Taiwan	Apeldoorn, Netherlands	Maarssen, Netherlands
Toronto, Canada	Birmingham, United Kingdom	Den Haag, Netherlands	Rotterdam, Netherlands
Tokyo, Japan	London, United Kingdom	Eindhoven, Netherlands

Our corporate offices are located in Costa Mesa, California office in a 19,048 square foot facility under a lease expiring in June 2007.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of May 31, 2004 was 326.

The following table sets forth the range of high and low closing sales prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low

Fiscal 2003:
First Quarter	$27.30	$16.50
Second Quarter	$19.00	$11.57
Third Quarter	$23.21	$16.54
Fourth Quarter	$23.54	$17.81

Fiscal 2004:
First Quarter	$28.30	$20.35
Second Quarter	$29.03	$24.09
Third Quarter	$36.06	$26.72
Fourth Quarter	$44.94	$32.80

Fiscal 2005:
First Quarter (June 1, 2004 through August 5, 2004)	$46.70	$35.09

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We will periodically evaluate our cash position and may declare a special dividend if we deem our cash to be excessive. We currently intend to retain any future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in other agreements, and other factors deemed relevant by our board of directors.

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

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 34 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 17. The consolidated statements of income data for the years ended May 31, 2001 and May 31, 2000 and the consolidated balance sheet data at May 31, 2002, 2001 and 2000 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 31, 2004, 2003 and 2002 and the consolidated balance sheet data at May 31, 2004 and 2003 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	YEARS ENDED MAY 31,
	2004	2003	2002	2001	2000
	(in thousands, except net income per common share and other data)
Consolidated Statements of Income Data:

Revenue	$328,333	$202,022	$181,677	$191,496	$127,459
Direct cost of services	199,870	121,648	108,715	112,555	74,668

Gross profit	128,463	80,374	72,962	78,941	52,791
Selling, general and administrative expenses	84,301	58,248	50,688	49,964	34,648
Amortization of intangible assets	1,716	655	125	2,273	2,231
Depreciation expense	1,907	1,290	1,180	866	285

Income from operations	40,539	20,181	20,969	25,838	15,627
Interest income	(593)	(1,077)	(1,183)	(633)	-
Interest expense	-	-	-	3,629	4,717

Income before provision for income taxes	41,132	21,258	22,152	22,842	10,910
Provision for income taxes	16,798	8,716	8,861	9,137	4,364

Net income	$24,334	$12,542	$13,291	$13,705	$6,546

Net income per common share:
Basic	$1.06	$0.57	$0.63	$0.77	$0.42

Diluted	$1.00	$0.55	$0.58	$0.71	$0.42

Weighted average common shares outstanding:
Basic	22,992	21,849	21,241	17,864	15,630

Diluted	24,390	22,869	22,862	19,421	15,714

Other Data:

Number of offices opened at end of period	64	55	47	44	35
Total number of associates on assignment at end of period	2,086	1,175	1,060	1,283	1,056

	MAY 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:

Cash, cash equivalents and long-term marketable securities	$69,839	$68,078	$55,745	$34,503	$4,490
Working capital	78,528	60,177	43,135	42,965	7,664
Total assets	226,263	155,937	130,588	105,345	70,106
Long-term debt, including current portion	-	-	-	-	41,771
Stockholders’ equity	180,334	133,531	113,471	86,032	17,185

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” starting on page 27 and elsewhere in this Report on Form 10-K.

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources and supply chain management professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services, such as documenting internal controls. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, public reporting and with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

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

Growth in revenue, to date, has generally been the result of establishing offices in major markets. We established nine offices during fiscal 1997, our initial fiscal year, all in the Western United States. In fiscal 1998, we established nine additional offices, which extended our geographic reach to the Midwest and Eastern United States. For the year ended May 31, 1999, we opened ten more offices and established a new service line in information technology. In fiscal 2000, we established four more domestic offices, established a new service line in human resources management and also began operations in Toronto, Canada; Taipei, Taiwan; and Hong Kong, People’s Republic of China. In fiscal 2001, we established nine additional domestic offices. In fiscal 2002, we began operations in London, England and opened two more domestic offices. In addition, we purchased an interim management division of one of the Big Four accounting firms in the United Kingdom.

During fiscal 2003, we commenced operations of Resources Audit Solutions, LLC (“RAS”), an entity focused primarily on providing internal audit services, and we acquired The Procurement Centre, LLC (now operating as our Resources Connection Supply Chain Management subsidiary (“SCM”)), a Texas based provider of supply chain management services to companies on a project basis. We opened six offices domestically during fiscal 2003 and an office in Birmingham, England.

During fiscal 2003, we also started a practice named Resources Consulting Group, LP (“RCG”). This entity focused on expanding our executive compensation consulting practice. In October 2003, the employees of RCG left Resources Connection to work for another employer and their office was subsequently closed. Services provided by RCG continue to be provided by the other operating units of Resources Connection. No material impact on operations has been experienced because of this change.

During the first quarter of fiscal 2004, we completed three transactions to enhance our international presence as well as our ability to assist clients with compliance efforts under Sarbanes. The largest of the three was the all cash acquisition for $29.8 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL BV (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provides a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to Big Four firms, particularly in light of concerns about auditor independence. RC.NL has seven offices in the Netherlands and contracted with, or employed, over 240 professional service associates on assignment as of May 31, 2004.

In addition to the European expansion driven by the acquisition of RC.NL, we also acquired the operations of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu Australia in an all cash deal for $1 million on June 1, 2003. We originally launched the subsidiary, now renamed Resources Connection Australia Pty. Ltd., in 1998 on behalf of the Deloitte Touche Tohmatsu Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

Finally, in July 2003, we acquired the company that developed policyIQ, a web-based solution for internal controls documentation and content management. The purchase included upfront cash of $2 million and a provision for contingent payments based on sales volume. policyIQ is a tool that our clients can use to assist in complying with Sarbanes, among other initiatives.

In the third quarter of fiscal 2004, we opened an office in Tokyo, Japan, continuing to expand our operations in the Asia Pacific region. We have also opened two domestic offices during the current fiscal year. As of May 31, 2004, we served our clients through 49 offices in the United States and 15 offices abroad.

We primarily charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.6%, 1.0% and 1.6% of our revenue for the years ended May 31, 2004, 2003 and 2002, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

The costs to pay our professional associates and all related benefit and incentive costs, including provisions for paid time off and other employee benefits, are included in direct cost of services. We pay most of our associates on an hourly basis for all hours worked on client engagements and, therefore, direct cost of services tends to vary directly with the volume of revenue we earn. We expense the benefits we pay to our associates as they are earned. These benefits include paid vacation and holidays; a bonus incentive plan; referral bonus programs; subsidized group health, dental and life insurance programs; a matching 401(k) retirement plan; the ability to participate in the Company’s Employee Stock Purchase Plan; and professional development and career training. In addition, we pay the related costs of employment, including state and federal payroll taxes, workers’ compensation insurance, unemployment insurance and other costs. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We recognize direct cost of services when incurred.

Selling, general and administrative expenses include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for our company as a whole and within each manager’s geographic market.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2003, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks. The actual quarter end dates for fiscal 2004 and 2003 were as follows: for fiscal 2004, August 30, 2003 (first quarter); November 29, 2003 (second quarter); February 28, 2004 (third quarter); and May 29, 2004 (fourth quarter); and for fiscal 2003, August 24, 2002 (first quarter); November 23, 2002 (second quarter); February 22, 2003 (third quarter); and May 31, 2003 (fourth quarter). For convenience, all references herein to years or periods are to years or periods ended May 31.

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

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the current accounting standard, our goodwill and certain other intangible assets are no longer subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future.

Allowance for doubtful accounts—We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or we note an unfavorable trend in aggregate receivable collections, additional allowances may be required.

Income taxes—In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded.

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

	For The Years Ended May 31,
	2004	2003	2002
	(amounts in thousands)

Revenue	$328,333	$202,022	$181,677
Direct cost of services	199,870	121,648	108,715

Gross profit	128,463	80,374	72,962
Selling, general and administrative expenses	84,301	58,248	50,688
Amortization of intangible assets	1,716	655	125
Depreciation expense	1,907	1,290	1,180

Income from operations	40,539	20,181	20,969
Interest income	(593)	(1,077)	(1,183)

Income before provision for income taxes	41,132	21,258	22,152
Provision for income taxes	16,798	8,716	8,861

Net income	$24,334	$12,542	$13,291

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For The Years Ended May 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Direct cost of services	60.9	60.2	59.8

Gross profit	39.1	39.8	40.2
Selling, general and administrative expenses	25.7	28.8	27.9
Amortization of intangible assets	0.5	0.3	0.1
Depreciation expense	0.6	0.7	0.7

Income from operations	12.3	10.0	11.5
Interest income	(0.2)	(0.5)	(0.7)

Income before provision for income taxes	12.5	10.5	12.2
Provision for income taxes	5.1	4.3	4.9

Net income	7.4%	6.2%	7.3%

Year Ended May 31, 2004 Compared to Year Ended May 31, 2003

The comments following for the year ended May 31, 2004 include the results of operations for the full year for Resources Connection Australia Pty Ltd; from July 15, 2003 for RC.NL; and from July 30, 2003 for policyIQ. The acquisitions, completed in the first quarter of fiscal 2004, are referred to in the comments below as “the acquisitions”. The results of operations of SCM are included for the year ended May 31, 2003 from October 11, 2002. Finally, the results of operations for the fiscal year ended May 31, 2003 consist of 53 weeks, while the results of operations for the fiscal year ended May 31, 2004 consist of 52 weeks.

Revenue.    Revenue increased $126.3 million or 62.5% to $328.3 million for the year ended May 31, 2004 from $202.0 million for the year ended May 31, 2003. The acquisitions contributed $51.1 million to the growth in revenues compared to the prior year. Without the additional revenue from the acquisitions, revenues increased 37.2%. This increase was triggered by the continued expansion of our scope of services and improved overall demand for our services, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our services expanded in finance and accounting, information technology and Sarbanes related engagements by increasing market awareness of our ability to provide those types of services. Additional regulatory changes, such as the New York Stock Exchange requirement that all listed companies maintain or create an internal audit department, may generate opportunities for expanding our services. Average bill rates improved by 8.6% compared to the prior year average bill rate. The increase in revenue for the year is also reflected by the increase in the number of associates on assignment from 1,175 at the end of fiscal 2003 to 2,086 at the end of fiscal 2004 (including 284 associates working for the Australian and Netherlands practices as of May 31, 2004). We operated 64 offices during the final quarter of fiscal 2004, compared to 55 offices in the last quarter of fiscal 2003. While general economic conditions improved in the United States in fiscal 2004, the market for our Dutch practice (13.3% of revenue in fiscal 2004) remains difficult. In addition, our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Direct Cost of Services.    Direct cost of services increased $78.2 million or 64.3% to $199.9 million for the year ended May 31, 2004 from $121.6 million for the year ended May 31, 2003. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the impact of the services provided by associates employed by the acquisitions. Overall, the average pay rate per hour increased 13.9% year-over-year. The direct cost of services increased as a percentage of revenue from 60.2% for fiscal year 2003 to 60.9% for fiscal year 2004. Among the factors contributing to this increase were: 1) the incremental increase in pay rate per hour compared to bill rate per hour; 2) the greater impact of international operations which use a higher percentage of independent contractors; 3) the increase in dollar volume of zero margin client expense reimbursements, as the Company’s projects in fiscal 2004 requiring associate travel increased significantly; and 4) the decrease in conversion fees as a percentage of revenues in fiscal 2004 compared to fiscal 2003 (conversion fees are non-refundable fees recognized when a client hires one of our associates).

The cost of compensation and related benefits offered to the associates of our international offices is greater as a percentage of revenue than our domestic operations. In addition, international offices use independent contractors more extensively. Thus, the direct cost of services percentage of our international offices has usually exceeded our domestic operation’s targeted direct cost of services percentage of 60%.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased as a percentage of revenue from 28.8% for the year ended May 31, 2003 to 25.7% for the year ended May 31, 2004 as a result of improved leverage. Selling, general and administrative expenses increased $26.1 million or 44.7% to $84.3 million for the year ended May 31, 2004 from $58.2 million for the year ended May 31, 2003. This increase was primarily attributable to the acquisitions. In particular, compensation and related benefit expenses increased because management and administrative headcount grew from 344 at the end of fiscal 2003 to 464 at the end of fiscal 2004. Excluding the acquisitions, management and administrative headcount was 359 at the end of fiscal 2004. The increase in dollars spent (apart from the acquisitions) was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from new offices opened. In addition, marketing and advertising expenses increased in the current fiscal year, primarily related to the Netherlands practice; bonus expense increased as a result of the Company’s improved revenue results; and the Company increased its provision for bad debts in fiscal 2004 as compared to fiscal 2003 with the increase in revenues during the year.

Amortization and Depreciation Expenses.    Amortization of intangible assets increased to $1.7 million for fiscal 2004 compared to $655,000 in fiscal 2003. The increase is related to the acquisitions in the first quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company completed its allocation of the purchase price of the acquisitions, and considered a number of factors in performing this valuation, including a valuation of identifiable intangible assets. As a result, approximately $5.5 million of the purchase price was assigned to amortizable intangible assets related to contractually based customer relationships, acquired databases of potential associates and technology related to the policyIQ software. These intangibles will be amortized over one to five years. The Company is also amortizing intangible assets related to the SCM acquisition through fiscal 2006. In the prior year, amortization expense related primarily to the amortization of the SCM intangible assets.

Depreciation expense increased from $1.3 million for the year ended May 31, 2003 to $1.9 million for the year ended May 31, 2004. This increase reflects the impact of depreciation related to the acquisitions, the other offices opened since the beginning of fiscal 2004, a full year of depreciation of assets acquired during fiscal 2003 and our incremental investment in information technology.

Interest Income.    During fiscal 2004, the Company generated interest income of $593,000 compared to interest income of $1.1 million in the year ended May 31, 2003. The decrease in interest income is a combination of a lower average cash balance available for investment in fiscal 2004 (as a result of the use of approximately $30 million for the acquisitions in the first quarter of fiscal 2004) and the lower interest rates available year over year. The Company earned approximately 2.0%, annualized, on its money market, commercial paper and other marketable securities investments during the year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of May 31, 2004, the Company has $18 million of government-agency bonds with remaining maturity dates in excess of one year from the balance sheet date. The bonds mature through 2006 and have coupon rates ranging from 2.0% to 2.9%. These investments have been classified in the May 31, 2004 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes.    The provision for income taxes increased from $8.7 million for the year ended May 31, 2003 to $16.8 million for the year ended May 31, 2004 as a result of the increase in the Company’s pre-tax income. The effective tax rate in fiscal 2003 was 41.0% compared with 40.8% in fiscal 2004. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002

Revenue.    Revenue increased $20.3 million or 11.2% to $202.0 million for the year ended May 31, 2003 from $181.7 million for the year ended May 31, 2002. Growth in revenues resulted primarily from continued expansion of our scope of services resulting in more billable hours for our associates and an improvement in rate per hour. Our scope of services expanded by increasing market awareness of our ability to provide information technology, human capital and Sarbanes-related services. We also added SCM operations. These measures partially offset the effects of the negative economy experienced in fiscal 2003. To a lesser extent, revenue benefited from the fifty-third week of activity in fiscal 2003. Overall bill rates improved by 4.9% compared to the prior year average bill rate. The increase in revenue for the year is also reflected by the increase in the number of associates on assignment from 1,060 at the end of fiscal 2002 to 1,175 at the end of fiscal 2003. We operated 55 offices during the final quarter of fiscal 2003, compared to 47 offices in the last quarter of fiscal 2002.

Direct Cost of Services.    Direct cost of services increased $12.9 million or 11.9% to $121.6 million for the year ended May 31, 2003 from $108.7 million for the year ended May 31, 2002. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates. Overall, the average pay rate per hour increased 6.8% year-over-year. The number of associates on assignment increased from 1,060 at the end of fiscal 2002 to 1,175 at the end of fiscal 2003. The direct cost of services increased as a percentage of revenue from 59.8% for fiscal year 2002 to 60.2% for fiscal year 2003. The net increase primarily reflects the incremental increase in pay rate per hour compared to bill rate per hour and the decrease in conversion fees as a percentage of revenues in fiscal 2003 year compared to the prior year.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $7.6 million or 14.9% to $58.2 million for the year ended May 31, 2003 from $50.7 million for the year ended May 31, 2002. This increase was primarily attributable to the increase in management and administrative headcount from 312 at the end of fiscal 2002 to 344 at the end of fiscal 2003, causing an increase in compensation and related benefits expense. The increase in headcount arose from the addition of internal personnel of SCM, the incremental hiring for the seven additional offices opened during fiscal 2003, as well as the full year of operation for those offices opened in fiscal 2002. The Company also continued throughout fiscal 2003 the advertising campaign in targeted business publications begun in the fourth quarter of fiscal 2002. The increase was also attributable to an increase in occupancy costs from the addition of the new offices, an increase in bonus expense from the Company’s improved revenue results and an increase in insurance costs. Selling, general and administrative expenses increased as a percentage of revenue from 27.9% for the year ended May 31, 2002 to 28.8% for the year ended May 31, 2003. This percentage increase resulted from the aforementioned increase in salary expense and related benefits, occupancy expenses and national advertising expenses.

Amortization and Depreciation Expenses.    Amortization of intangible assets increased from $125,000 for the year ended May 31, 2002 to $655,000 for the year ended May 31, 2003. The increase is attributable to the amortization of intangible assets in the current year related to the Company’s acquisition of SCM, as well as the purchase of a United Kingdom (“UK”) practice in fiscal 2002. The Company recognized approximately $356,000 in amortization expense on non-compete agreements and candidate, prospect and client databases related to the SCM acquisition and $193,000 related to the UK practice. In the prior year, amortization expense related only to the amortization of the non-compete agreement entered into when the Company acquired Resources Connection LLC (“LLC”) on April 1, 1999. The balance of $106,000 remaining for that non-compete agreement at the end of fiscal 2002 was fully amortized in fiscal 2003.

Depreciation expense increased from $1.2 million for the year ended May 31, 2002 to $1.3 million for the year ended May 31, 2003. This increase reflects the investment in our UK offices as well as the SCM acquisition, the other offices opened since the beginning of fiscal 2003, a full year of depreciation of assets acquired during fiscal 2002 and our investment in information technology.

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

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2004. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002
	(in thousands, except net income per common share)
CONSOLIDATED STATEMENTS OF INCOME DATA (unaudited):
Revenue	$107,018	$87,758	$74,016	$59,541	$59,048	$49,237	$50,209	$43,528
Direct cost of services	64,042	54,353	45,420	36,055	35,285	30,153	29,909	26,301

Gross profit	42,976	33,405	28,596	23,486	23,763	19,084	20,300	17,227
Selling, general and administrative expenses	23,877	22,724	20,471	17,229	16,534	14,170	14,526	13,018
Amortization of intangible assets	504	514	392	306	200	298	126	31
Depreciation expense	580	507	433	387	335	328	312	315

Income from operations	18,015	9,660	7,300	5,564	6,694	4,288	5,336	3,863
Interest income	(171)	(147)	(103)	(172)	(238)	(231)	(270)	(338)

Income before provision for income taxes	18,186	9,807	7,403	5,736	6,932	4,519	5,606	4,201
Provision for income taxes	7,456	4,021	2,998	2,323	2,843	1,853	2,298	1,722

Net income	$10,730	$5,786	$4,405	$3,413	$4,089	$2,666	$3,308	$2,479

Net income per common share (1):
Basic	$0.46	$0.25	$0.20	$0.15	$0.19	$0.12	$0.15	$0.11

Diluted	$0.43	$0.24	$0.19	$0.15	$0.18	$0.12	$0.15	$0.11

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2004.

At May 31, 2004, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2004, the Company had no significant capital leases. Future minimum rental commitments under operating leases are as follows:

	Payments due by period (amounts in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$23,961	$6,343	$8,694	$4,193	$4,731

The Company’s original August 2001 $10.0 million unsecured revolving credit facility with Bank of America was replaced effective March 26, 2004 with a new $10.0 million unsecured revolving credit facility with substantially the same terms (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of May 31, 2004 and 2003, the Company had no outstanding borrowings under the revolving credit facility and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities totaled $20.6 million in fiscal 2004 compared to $17.0 million in fiscal 2003. Cash provided by operations resulted primarily from the net income of the Company of $24.3 million. Another of the components of the net increase in cash provided by operations was the increase in the accrual for management incentive bonus as well as the profit sharing plan for associates as of May 31, 2004 compared to May 31, 2003, reflecting the Company’s revenue increase. The increase in the number of associates on assignment at the end of fiscal 2004 as compared to fiscal 2003 also caused the Company’s accrued salary obligation to increase. The Company also experienced an increase in the volume of stock option exercises during the year, resulting in a $6.8 million tax benefit. These favorable operating cash flow activities were offset by the increase in the Company’s accounts receivable balance in fiscal 2004 of $25.8 million, triggered by the Company’s higher revenue in the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003. The Company had $51.8 million in cash and cash equivalents and $18 million of long-term marketable securities at May 31, 2004.

Net cash used in investing activities totaled $32.2 million for fiscal 2004 compared to $4.7 million for fiscal 2003. The Company used approximately $31.0 million in cash in the first, second and fourth quarters of fiscal 2004 to complete the acquisitions as well as related transaction costs. In addition, the Company spent approximately $3.2 million on leasehold improvements, office equipment and technology upgrades in fiscal 2004, up from $675,000 in the previous fiscal year.

Net cash provided by financing activities totaled $15.1 million for the year ended May 31, 2004 compared to $4.2 million for the year ended May 31, 2003. The increased volume of stock option exercises in fiscal 2004 caused this change.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”)”. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. The adoption of SFAS No. 132 did not have an effect on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on our consolidated financial statements.

RISK FACTORS

You should carefully consider the risks described below before making a decision to buy shares of our common stock. The order of the risks is not an indication of their relative weight or importance. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may also adversely impact and impair our business. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Report on Form 10-K, including our financial statements and the related notes.

This Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report on Form 10-K. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

We must provide our clients with highly qualified and experienced associates, and the loss of a significant number of our associates, or an inability to attract and retain new associates, could adversely affect our business and operating results.

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced associates who possess the skills and experience necessary to satisfy their needs. Such professionals are in great demand, particularly in certain geographic areas given some economic recovery, and are likely to remain a limited resource for the foreseeable future. Our ability to attract and retain associates with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

•	provide our associates with full-time employment;

•	obtain the type of challenging and high-quality projects that our associates seek;

•	pay competitive compensation and provide competitive benefits; and

•	provide our associates with flexibility as to hours worked and assignment of client engagements.

We cannot assure you that we will be successful in accomplishing any of these factors and, even if we are, that we will be successful in attracting and retaining the number of highly qualified and experienced associates necessary to maintain and grow our business.

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

We operate in a competitive, fragmented market, and we compete for clients and associates with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

•	consulting firms;

•	independent contractors

•	employees loaned by the Big Four accounting firms;

•	traditional and Internet-based staffing firms; and

•	the in-house resources of our clients.

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

During the recent downturn in the U.S. economy our business was affected. As the general level of economic activity slowed, our clients delayed or cancelled plans that involved professional services, particularly outsourced professional services. Consequently, we experienced fluctuations in the demand for our services. In addition, the use of professional services associates on a project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

Our business depends upon our ability to secure new projects from clients and, therefore, we could be adversely affected if we fail to do so.

We do not have long-term agreements with our clients for the provision of services. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors’ service offerings or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of companies that manage their relationship with service providers.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million, but then rebounded in fiscal 2003 to revenue of $202.0 million. Although revenue increased in fiscal 2004, as compared to fiscal 2003, by 37% (excluding the acquisitions), there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States. If any of these risks or expenses occur, there could be a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	less flexible labor laws and regulations;

•	expenses associated with customizing our professional services for clients in foreign countries;

•	foreign currency exchange rate fluctuations, when we sell our professional services in denominations other than U.S. dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

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

Our clients may be confused by the presence of competitors and other companies that have names similar to our name and we may change the name of the Company.

We are aware of other companies using the name “Resources Connection” or some variation thereof. The existence of these companies may confuse our clients, thereby impeding our ability to build our brand identity. To avoid confusion, we may consider changing the name of the operating company and that could entail risks.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    At the end of fiscal 2004, we had approximately $69.8 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOURCES CONNECTION, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Resources Connection, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California

July 30, 2004

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2004	2003
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,839	$48,078
Trade accounts receivable, net of allowance for doubtful accounts of $3,262 and $2,388 as of May 31, 2004 and 2003, respectively	59,766	26,635
Prepaid expenses and other current assets	3,955	2,035
Prepaid income taxes	535	1,774
Deferred income taxes	3,674	2,596

Total current assets	119,769	81,118
Investments in marketable securities	18,000	20,000
Goodwill	76,048	47,876
Intangible assets, net	5,005	1,203
Property and equipment, net	6,655	4,341
Other assets	786	1,399

Total assets	$226,263	$155,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,700	$2,784
Accrued salaries and related obligations	27,059	17,899
Other liabilities	482	258

Total current liabilities	41,241	20,941
Deferred income taxes	4,688	1,465

Total liabilities	45,929	22,406

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000 shares authorized; 23,355 and 22,251 shares issued, and 23,201 and 22,110 shares outstanding as of May 31, 2004 and 2003, respectively	233	222
Additional paid-in capital	108,849	86,676
Deferred stock compensation	(168)	(480)
Accumulated other comprehensive gain	514	293
Notes receivable from stockholders	-	(55)
Retained earnings	71,210	46,876
Treasury stock at cost, 154 and 141 shares at May 31, 2004 and 2003, respectively	(304)	(1)

Total stockholders’ equity	180,334	133,531

Total liabilities and stockholders’ equity	$226,263	$155,937

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended May 31,
	2004	2003	2002
	(amounts in thousands, except net income per common share)

Revenue	$328,333	$202,022	$181,677
Direct cost of services	199,870	121,648	108,715

Gross profit	128,463	80,374	72,962
Selling, general and administrative expenses	84,301	58,248	50,688
Amortization of intangible assets	1,716	655	125
Depreciation expense	1,907	1,290	1,180

Income from operations	40,539	20,181	20,969
Interest income	(593)	(1,077)	(1,183)

Income before provision for income taxes	41,132	21,258	22,152
Provision for income taxes	16,798	8,716	8,861

Net income	$24,334	$12,542	$13,291

Net income per common share
Basic	$1.06	$0.57	$0.63

Diluted	$1.00	$0.55	$0.58

Weighted average common shares outstanding
Basic	22,992	21,849	21,241

Diluted	24,390	22,896	22,862

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock		Notes Receivable From Stockholders	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances as of May 31, 2001	20,735	$207	$66,507	$(1,507)	48	$(1)	$(164)	$(53)	$21,043	$86,032
Secondary offering of common stock	230	2	4,552							4,554
Costs related to stock offering			(793)							(793)
Exercise of stock options	599	6	3,859							3,865
Tax benefit from exercise of stock options			4,169							4,169
Issuance of common stock under Employee Stock Purchase Plan	97	1	1,895							1,896
Repurchase of treasury stock					53
Reversal of deferred compensation for restricted stock and stock options forfeited			(198)	198
Amortization of deferred stock compensation				400						400
Repayment of notes receivable from shareholders							55			55
Comprehensive Income:
Currency translation adjustment, net of tax								2		2
Net income for the year ended May 31, 2002									13,291	13,291

Total comprehensive income								2	13,291	13,293

Balances as of May 31, 2002	21,661	$216	$79,991	$(909)	101	$(1)	$(109)	$(51)	$34,334	$113,471
Exercise of stock options	388	4	2,342							2,346
Tax benefit from exercise of stock options			1,152							1,152
Issuance of common stock under Employee Stock Purchase Plan	86	1	1,800							1,801
Issuance of common stock for acquisition of The Procurement Centre	116	1	1,503							1,504
Repurchase of treasury stock					40
Reversal of deferred compensation for restricted stock and stock options forfeited			(112)	112
Amortization of deferred stock compensation				317						317
Repayment of notes receivable from shareholders							54			54
Comprehensive Income:
Currency translation adjustment, net of tax								344		344
Net income for the year ended May 31, 2003									12,542	12,542

Total comprehensive income								344	12,542	12,886

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock		Notes Receivable From Stockholders	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances as of May 31, 2003	22,251	$222	$86,676	$(480)	141	$(1)	$(55)	$293	$46,876	$133,531
Exercise of stock options	1,034	10	13,953							13,963
Tax benefit from exercise of stock options			6,840							6,840
Issuance of common stock under Employee Stock Purchase Plan	70	1	1,394							1,395
Repurchase of treasury stock					13	(303)				(303)
Reversal of deferred compensation for restricted stock and stock options forfeited			(14)	14
Amortization of deferred stock compensation				298						298
Repayment of notes receivable from shareholders							55			55
Comprehensive Income:
Currency translation adjustment, net of tax								221		221
Net income for the year ended May 31, 2004									24,334	24,334

Total comprehensive income								221	24,334	24,555

Balances as of May 31, 2004	23,355	$233	$108,849	$(168)	154	$(304)	$-	$514	$71,210	$180,334

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended May 31,
	2004	2003	2002
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$24,334	$12,542	$13,291
Adjustments to reconcile net income to net cash provided by operating activities :

Depreciation and amortization	3,623	1,945	1,305
Amortization of deferred stock compensation	298	317	400
Bad debt expense	1,910	907	1,007
Tax benefit from exercise of stock options	6,840	1,152	4,169
Deferred income taxes provision (benefit)	214	555	(2)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(25,762)	(5,938)	2,940
Prepaid expenses and other current assets	(1,807)	(316)	(754)
Prepaid income taxes	1,239	1,731	(4,587)
Other assets	613	(102)	(36)
Accounts payable and accrued expenses	(287)	92	(78)
Accrued salaries and related obligations	9,160	4,546	(1,894)
Other liabilities	224	(432)	(433)

Net cash provided by operating activities	20,599	16,999	15,328

Cash flows from investing activities:
Redemption of marketable securities	50,000	18,000	22,000
Purchase of marketable securities	(48,000)	(14,000)	(46,000)
Purchase of Executive Temporary Management BV, net of cash acquired of $1.9 million and including transaction costs	(27,893)	-	-
Purchase of policyIQ, including transaction costs	(2,056)	-	-
Purchase of Deloitte Re:sources Pty, including transaction costs	(1,078)	-	-
Purchase of The Procurement Centre, net of cash acquired and including transaction costs	-	(8,003)	-
Purchase of Ernst & Young United Kingdom subsidiary, including transaction costs	-	-	(1,683)
Purchases of property and equipment	(3,180)	(675)	(1,980)

Net cash used in investing activities	(32,207)	(4,678)	(27,663)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,963	2,346	3,865
Stock offering costs	-	-	(793)
Proceeds from issuance of common stock	-	-	4,554
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,395	1,801	1,896
Repurchase of treasury stock	(303)	-	-
Repayment of notes receivable from stockholders	55	54	55

Net cash provided by financing activities	15,110	4,201	9,577

Effect of exchange rate changes on cash	259	(189)	-

Net increase (decrease) in cash	3,761	16,333	(2,758)
Cash and cash equivalents at beginning of period	48,078	31,745	34,503

Cash and cash equivalents at end of period	$51,839	$48,078	$31,745

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in thousands, except per share amounts

1.    Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and seven foreign subsidiaries (collectively the “Company”). Prior to its acquisition of LLC on April 1, 1999, Resources Connection had no substantial operations. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources and supply chain management services on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Canada, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31. The fiscal years ended May 31, 2004 and 2002 consist of 52 weeks. The fiscal year ended May 31, 2003 consists of 53 weeks.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.6%, 1.0% and 1.6% of revenue for the years ended May 31, 2004, 2003 and 2002, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services.

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of income.

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

Potential common shares totaling 436, 1,518 and 827 were not included in the diluted earnings per share amounts for the years ended May 31, 2004, 2003 and 2002, respectively, as their effect would have been anti-dilutive. For the years ended May 31, 2004, 2003 and 2002, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,398, 1,047 and 1,621, respectively.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets that range from three to ten years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.

Assessments of whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed their annual impairment analysis as of May 31, 2004 and will continue to test for impairment annually as of May 31. No impairment was indicated. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No event has occurred that would trigger an impairment assessment of the Company’s intangible assets with finite lives.

Refer to Note 5 for further description of the Company’s intangible assets.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of the year ended May 31, 2003. The Company will continue to account for its stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma net income per share would have been as follows:

	2004	2003	2002

Net income, as reported	$24,334	$12,542	$13,291
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,190)	(8,275)	(5,117)

Pro forma net income	$18,144	$4,267	$8,174

Net income per share:
Basic-as reported	$1.06	$0.57	$0.63
Basic-pro forma	$0.79	$0.20	$0.38
Diluted-as reported	$1.00	$0.55	$0.58
Diluted-pro forma	$0.74	$0.19	$0.36

For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Weighted-average expected life (years)	5	5	5
Annual dividend per share	None	None	None
Risk-free interest rate	2.48%-3.38%	2.68%-4.08%	1.69%-5.11%
Expected volatility	50%	65%	75%

Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of the pro forma effect on reported net income for future years.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”)”. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. The adoption of SFAS No. 132 did not have an effect on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on our consolidated financial statements.

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

3.    Acquisitions

On July 15, 2003, the Company acquired the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV in the Netherlands for $29.8 million, including $1.6 million in transaction costs directly attributable to the acquisition. The Company completed the acquisition to provide a foundation in continental Europe and believes the acquisition will allow it to market to current and prospective multinational clients with significant international operations. This operation has been renamed Resources Connection.NL BV (“RC.NL”).

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The total intangible assets acquired include approximately $25.7 million for goodwill, $3.7 million for customer relationships and $1.0 million for a customer database. The customer relationships are being amortized over four years and the customer database over five years. The goodwill is not deductible for tax purposes.

The components of the purchase price and allocation of the acquisition of RC.NL are as follows:

Assets acquired	$11,526
Liabilities assumed	(12,060)
Identifiable intangible assets acquired	4,668
Goodwill	25,659

Total	$29,793

The following table presents revenue, income before provision for income taxes, net income and diluted earnings per share for the years ended May 31, 2004 and 2003 as if the acquisition of RC.NL had occurred on June 1, 2003 and 2002, respectively:

	Resources Connection Year Ended May 31, 2004	RC.NL Pre- Acquisition Results	Pro Forma Adjustments	Pro Forma Combined
Revenue	$328,333	$5,233	$-	$333,566
Income before provision for income taxes	$41,132	$(82)	$(117)	$40,933
Net income	$24,334	$(53)	$(70)	$24,211
Diluted earnings per share	$1.00	-	-	$0.99

	Resources Connection Year Ended May 31, 2003	RC.NL Pre- Acquisition Results	Pro Forma Adjustments	Pro Forma Combined
Revenue	$202,022	$58,693	$-	$260,715
Income before provision for income taxes	$21,258	$(417)	$(1,476)	$19,365
Net income	$12,542	$(265)	$(871)	$11,406
Diluted earnings per share	$0.55	-	-	$0.50

The pro forma adjustments reflect estimated amortization on intangible assets acquired, reduction in interest income from the use of cash in the purchase and the related impact on income taxes.

On July 30, 2003, the Company acquired policyIQ, a web-based solution for internal controls documentation and content management, for $2 million and a provision for contingent payments based on future sales volume (approximately $374 in fiscal 2004).

On June 1, 2003, the Company acquired the operations of Deloitte Re:sources Pty Ltd. operating in Australia from Deloitte Touche Tohmatsu Australia for $1 million. This operation has been renamed Resources Connection Australia Pty. Ltd.

On October 11, 2002, the Company completed the acquisition of the assets of The Procurement Centre, LLC, a Houston-based provider of supply chain management services to companies on a project basis. This entity now operates as a subsidiary renamed Resources Connection Supply Chain Management (“SCM”). The

purchase price of the acquisition was approximately $9.4 million, consisting of approximately $7.8 million in cash, $125 in transaction costs directly attributable to the acquisition and 116 shares of common stock with a fair value of approximately $1.5 million. The cash consideration included $400 paid during the third quarter of fiscal 2003 upon SCM meeting certain revenue goals. SCM contributed $6.7 million to revenue from the date of acquisition through May 31, 2003.

The acquisition was accounted for as a purchase under FASB No. 141. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. During the third quarter of 2003, the Company, with the assistance of an independent appraiser, completed the identification of and allocation to intangible assets acquired in the transaction. The Company assigned approximately $1.4 million of the purchase price to amortizable intangibles, consisting of contractually based customer relationships, non-competition agreements and the acquired database of potential SCM associates. These intangibles are being amortized over one to four years. Approximately $6.6 million was allocated to goodwill. The goodwill is expected to be deductible for tax purposes. Pro forma disclosures related to this acquisition are not presented due to immateriality.

4.    Property and Equipment

Property and equipment consist of the following at May 31:

	2004	2003
Computers and equipment	$6,683	$3,954
Furniture	2,317	1,906
Leasehold improvements	2,635	1,732

	11,635	7,592
Less accumulated depreciation and amortization	(4,980)	(3,251)

	$6,655	$4,341

5.    Intangible Assets and Goodwill

The following table presents detail of our intangible assets, related accumulated amortization and goodwill:

	As of May 31, 2004			As of May 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-4 years)	$4,849	$(1,170)	$3,679	$1,050	$(171)	$879
Associate and customer database (1-5 years)	1,734	(878)	856	580	(318)	262
Non-compete agreements (1-4 years)	630	(630)	—	630	(568)	62
Developed technology (3 years)	520	(132)	388	—	—	—
Trade name and trademark (indefinite life)	82	—	82	—	—	—

Total intangible assets	$7,815	$(2,810)	$5,005	$2,260	$(1,057)	$1,203

Goodwill (indefinite life)	$80,665	$(4,617)	$76,048	$52,493	$(4,617)	$47,876

The Company recorded amortization expense for the years ended May 31, 2004, 2003 and 2002 of $1,716, $655 and $125, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2005, 2006, 2007, 2008 and 2009 is $1,647, $1,613, $1,269, $362 and $34, respectively.

	Gross	Accumulated Amortization	Net

Goodwill, as of May 31, 2003	$52,493	$(4,617)	$47,876
Acquisitions	28,220	—	28,220
Impact of foreign currency exchange rate changes	(48)	—	(48)

Goodwill, as of May 31, 2004	$80,665	$(4,617)	$76,048

6.    Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations for the years ended May 31:

	2004	2003	2002
Current
Federal	$13,684	$7,084	$7,038
State	2,900	1,077	1,825

	16,584	8,161	8,863

Deferred
Federal	152	269	(157)
State	62	286	155

	214	555	(2)

	$16,798	$8,716	$8,861

The components of the provision for deferred income taxes are as follows for the years ended May 31:

	2004	2003	2002
Allowance for doubtful accounts	$(350)	$(107)	$116
Property and equipment	23	(62)	(1)
Goodwill and non-compete agreement	1,296	1,286	1,180
Accrued liabilities	(432)	(23)	(116)
Deferred compensation	—	357	(357)
Foreign items	(106)	(761)	(889)
State taxes	(217)	(135)	65

Net deferred income tax provision	$214	$555	$(2)

The provision for income taxes from operations differs from the amount that would result from applying the federal statutory rate as follows for the years ended May 31:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	4.7%	4.2%	6.9%
Other, net	1.1%	1.8%	(0.9)%

Effective tax rate	40.8%	41.0%	40.0%

The components of the net deferred tax asset consist of the following as of May 31:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$1,374	$1,024
Accrued expenses	1,828	1,396
Net operating losses	81	-
Foreign items	1,756	1,650
State taxes	391	176

	5,430	4,246

Deferred tax liabilities:
Property and equipment	(101)	(78)
Goodwill and non-compete agreement	(6,343)	(3,037)

	(6,444)	(3,115)

Net deferred tax (liability) asset	$(1,014)	$1,131

Prepaid income taxes were $535 and $1,774 at May 31, 2004 and 2003, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $6,840 and $1,152 for the years ended May 31, 2004 and 2003, respectively. Such benefit is reflected as additional paid-in capital.

Realization on the deferred tax assets is dependent upon generating sufficient taxable income. Although realization is not assured for the deferred tax assets, management believes that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries as of May 31, 2004 since these amounts are intended to be permanently reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

As a result of the policyIQ acquisition, the Company acquired net operating loss carryforwards. At May 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $201 and $246, respectively, which will begin to expire in 2021 through 2023. Utilization of net operating loss carryforwards are subject to the “change of ownership” provisions under Section 382 of the Internal Revenue Code. The amount of such annual limitation is approximately $89.

7.    Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following as of May 31:

	2004	2003
Accrued salaries, bonuses and related obligations	$23,641	$15,394
Accrued vacation	3,418	2,505

	$27,059	$17,899

8.    Revolving Credit Agreement

The Company’s original August 2001 $10.0 million unsecured revolving credit facility with Bank of America was replaced effective March 26, 2004 with a new $10.0 million unsecured revolving credit facility with substantially the same terms (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of May 31, 2004, the Company had no outstanding borrowings under the revolving credit facility.

The Credit Agreement contains certain financial and other restrictive covenants. These covenants include, but are not limited to, maintaining defined levels of profitability. The Company was in compliance with these covenants as of May 31, 2004.

9.    Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances and long-term marketable securities with a high credit quality financial institution. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 6%, 4% and 5% of revenue for the years ended May 31, 2004, 2003 and 2002, respectively.

10.    Stockholders’ Equity

The Company has authorized for issuance 35,000 shares of common stock with a $0.01 par value. At May 31, 2004 and 2003, there were 23,355 and 22,251 issued shares of common stock, respectively, all of which are voting.

The Company has authorized for issuance 5,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding at May 31, 2004 and 2003.

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

In the event a person or group becomes an Acquiring Person without the approval of the board of directors, each right will entitle the owner, other than the Acquiring Person, to buy at the right’s then current exercise price, a number of shares of common stock with a market value equal to twice the exercise price of the rights. In addition, if, after a person or group becomes an Acquiring Person, the Company was to be acquired by merger, stockholders with unexercised rights could purchase common stock of the acquiring company with a value of twice the exercise price of the rights. The board of directors may redeem the rights for $0.001 per right at any time prior to and including the tenth business day after the first public announcement that a person has become an Acquiring Person. Unless earlier redeemed, exchanged or extended by the board, the rights will expire on May 28, 2012.

On August 13, 2001, the SEC declared the Company’s registration statement effective for a secondary offering of the Company’s common stock. Selling stockholders sold 3,333, shares of the Company’s common stock in the offering, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold 200 shares in the offering for approximately $3.2 million (after underwriting discounts, commissions and other transaction-related expenses). On September 5, 2001, the underwriters exercised their over-allotment option for an additional 500 shares from the selling stockholders, but the Company did not receive any of the proceeds from the sale of those shares. The Company sold an additional 30 shares in the over-allotment for approximately $600.

During fiscal 2004, 2003 and 2002, pursuant to the terms of the 1998 Employee Stock Purchase Plan (the “plan”), the Company reacquired 13, 40 and 53 shares, respectively, of its common stock from former employees. None of the shares reacquired in 2004, 2003 or 2002 have subsequently been resold. Pursuant to the plan, the Company resold 75 shares of common stock in fiscal 2001 for an aggregate purchase price of approximately $513 to certain employees of the Company, of which $164 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% with annual aggregate principal payments of approximately $55 through June 30, 2003. The notes were repaid during fiscal 2004.

11.    Benefit Plan

The Company established a defined contribution 401(k) plan (“the plan”) on April 1, 1999, which covers all employees who have completed three months of service and are age 21 or older. Participants may contribute up to 15% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual salaries. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 31, 2004, 2003 and 2002, the Company contributed approximately $916, $806 and $751 respectively, to the plan.

12.    Supplemental Disclosure of Cash Flow Information

For the years ended May 31:

	2004	2003	2002
Income taxes paid	$8,506	$5,302	$9,725
Non-cash investing and financing activities:
Deferred stock compensation	$(14)	$(112)	$(198)
Issuance of common stock for acquisition of SCM	$—	$1,504	$—

13.    Commitments and Contingencies

Lease Commitments

At May 31, 2004, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2004, the Company had no significant capital leases. Future minimum rental commitments under operating leases are as follows:

Years Ending May 31:
2005	$6,343
2006	5,091
2007	3,603
2008	2,311
2009	1,882
Thereafter	4,731

Total	$23,961

Rent expense for the years ended May 31, 2004, 2003 and 2002 totaled $7,049, $5,433 and $4,706, respectively.

Employment Agreements

The Company entered into a new employment agreement in fiscal 2004 with its Chief Executive Officer. This agreement is effective through 2009. It provides Mr. Murray with a specified severance amount depending on whether his separation from the company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management through 2005. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in their applicable agreements.

Legal Proceedings

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters if disposed of unfavorably would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

14.    Stock Based Compensation Plans

1998 Restricted Stock Purchase Plan

Under the terms of the Resources Connection, Inc. 1998 Restricted Stock Purchase Plan (the “Purchase Plan”), a total of 5,630 shares of common stock may be issued. The Purchase Plan gives the administrator authority to grant awards to management-based employees at a price of at least 85% of the fair market value of the stock (100% of the fair market value of the stock in the case of an individual possessing more than 10% of the total outstanding stock of the Company) on the date the related award was granted. An award under the Purchase Plan gives the participant the right to acquire a specified number of shares of common stock, at a specified price, for a limited period of time. Awards under the Purchase Plan are generally nontransferable. The stock purchased upon exercise of an award generally vests over five years. If the participant’s employment terminates before the participant’s stock is fully vested, the Company may repurchase the unvested stock for the price initially paid by the participant. The administrator may accelerate the vesting of stock acquired under the Purchase Plan in the event of a change in control.

From December 1998 through February 1999, 5,630 awards were granted and exercised pursuant to the Purchase Plan at a price of $0.01 per share. During the year ended May 31, 2001, repurchased unvested shares of common stock were sold to eligible employees pursuant to the terms of the 1998 Restricted Stock Purchase Plan. The per share weighted average grant date fair values of the unvested awards granted for the year ended May 31, 2001 was $4.00 per share. The amount of unearned compensation recognized for stock re-sold under the Purchase Plan was $178, $181 and $182 for the years ended May 31, 2004, 2003 and 2002, respectively. The Company does not anticipate granting any additional awards under the Purchase Plan.

Employee Stock Purchase Plan

In October 2000, the Company’s board of directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 1,200 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lesser of 85% of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 70, 86 and 97 shares of common stock pursuant to this plan during the years ended May 31, 2004, 2003 and 2002, respectively and there are 947 shares of common stock unissued as of May 31, 2004.

1999 Long-Term Incentive Plan

Under the terms of the Resources Connection, Inc. 1999 Long-Term Incentive Plan (the “Incentive Plan”), the Company is authorized to grant restricted stock awards, incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights and bonus awards to directors, officers, key employees, consultants and other agents. Under the terms of the Incentive Plan, the option price for the ISOs and NQSOs shall not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Management’s estimate of the fair market value of the shares of the Company’s common stock prior to December 15, 2000 was based upon a valuation of the Company obtained from an independent appraisal firm. The maximum number of shares of common stock available for grant is 6,540. Stock options granted under the Incentive Plan become exercisable generally over periods of one to five years and expire within a period of not more than ten years from the date of grant. There were 994 options exercisable at May 31, 2004 at a weighted average exercise price of $16.23 per share, 1,046 options exercisable at May 31, 2003 at a weighted average exercise price of $14.82 per share, and 507 options exercisable at May 31, 2002 at a weighted-average exercise price of $10.13 per share.

A summary of the option activity under the Incentive Plan is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at May 31, 2001	3,052	$8.87	—
Granted, at fair market value	1,535	$26.18	$26.18
Exercised	(599)	$6.45	—
Forfeited	(460)	$13.88	—

Options outstanding at May 31, 2002	3,528	$16.16	—
Granted, at fair market value	1,141	$17.64	$17.64
Exercised	(388)	$6.69	—
Forfeited	(524)	$18.65	—

Options outstanding at May 31, 2003	3,757	$17.23	—
Granted, at fair market value	2,063	$28.70	$28.70
Exercised	(1,034)	$13.50	—
Forfeited	(545)	$21.68	—

Options outstanding at May 31, 2004	4,241	$23.12	—

The following table summarizes significant option groups outstanding as of May 31, 2004 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at May 31, 2004	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable at May 31, 2004	Weighted Average Exercise Price
$3.00 to $6.11	417	$4.21	5.79	348	$4.03
$12.00 to $18.48	900	$15.77	7.81	254	$16.62
$20.34 to $25.43	1,094	$24.03	8.64	163	$24.19
$27.56 to $28.66	878	$28.34	8.55	228	$28.65
$30.76 to $43.30	952	$32.49	9.76	1	$43.30

	4,241	$23.12	8.41	994	$16.23

During the years ended May 31, 2004, 2003 and 2002, the Company recorded compensation expense related to options granted to employees of $120, $136 and $218, respectively, representing the difference between the deemed fair market value of the common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant. During the year ended May 31, 2003, there were forfeitures of $112 of the deferred compensation related to options granted to employees as these employees terminated prior to vesting. There were no forfeitures during the fiscal year ended 2004. The Company amortizes deferred compensation over the related service period of the underlying options.

15.    Segment Information and Enterprise Reporting

No single customer accounted for more than 6%, 4% and 5% of revenue for the years ended May 31, 2004, 2003 and 2002, respectively.

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1 to the financial statements on this Annual Report on Form 10-K. Summarized information regarding the Company’s domestic and international operations is shown in the following table for the year ended May 31, 2004. Amounts related to international operations for the years ended May 31, 2003 and 2002 were not material.

	Revenue for the Year Ended May 31, 2004	Long-Lived Assets as of May 31, 2004(1)
United States	$265,262	$4,890
The Netherlands	43,847	1,202
Other	19,224	563

Total	$328,333	$6,655

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

16.    Related Party Transactions

On May 1, 1999, a member of management received a loan of $200 from the Company. The loan is interest free and matures on April 1, 2007. At May 31, 2003, $150 of the receivable was outstanding. The loan was repaid during fiscal 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of fiscal year 2004, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s fiscal year ended May 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Reference is made to the information regarding directors appearing under the caption “ELECTION OF DIRECTORS” and to the information appearing under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, in each case in the Company’s proxy statement related to its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the caption “EXECUTIVE COMPENSATION AND RELATED INFORMATION” in the Company’s proxy statement related to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS” in the proxy statement related to the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The following table highlights the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,241,430	$23.12	1,298,141 (1)
Equity compensation plans not approved by security holders (2)	—	—	—

(1) Includes 947,534 shares available for issuance under the Company’s Employee Stock Purchase Plan and 154,000 shares available for restricted stock awards under the Company’s 1998 Employee Stock Purchase Plan. We do not intend to grant any further awards pursuant to the 1998 Employee Stock Purchase Plan.

(2) The Company does not have any equity compensation plans that have not been approved by security holders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the proxy statement related to the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the proxy statement related to the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Report documents:

1.    Financial Statements

2.    Financial Statement Schedule

These documents are included in the response to Item 8 of this report on Form 10-K. See the index on page 34.

3.    Exhibits. The Exhibits filed as part of this Report on Form 10-K are listed in Item 15(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

The registrant filed or furnished the following reports on Form 8-K during the fourth quarter of fiscal 2004:

Form 8-K (item 12), furnished on March 25, 2004, covering a press release announcing the Company’s financial results for the quarter ended February 29, 2004.

(c) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this Report on Form 10-K:

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document
3.1	Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.2	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

Exhibit Number	Description of Document
10.4	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.5	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.12	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.16	Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.17	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.18	Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

10.19	Employment Agreement, dated April 1, 2004, between Resources Connection, Inc. and Donald B. Murray.*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(d)	Financial Statement Schedule:

The financial statement schedule for Resources Connection, Inc. is included in the response to Item 8 of this Report on Form 10-K. See the index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto Chief Financial Officer
DATE	August 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD B. MURRAY Donald B. Murray	Chief Executive Officer, President and Director (Principal Executive Officer)	August 10, 2004

/S/ STEPHEN J. GIUSTO Stephen J. Giusto	Chief Financial Officer, Executive Vice President of Corporate Development, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	August 10, 2004

/S/ KAREN M. FERGUSON Karen M. Ferguson	Executive Vice President and Director	August 10, 2004

/S/ NEIL DIMICK Neil Dimick	Director	August 10, 2004

/S/ JULIE HILL Julie Hill	Director	August 10, 2004

/S/ C. STEPHEN MANSFIELD C. Stephen Mansfield	Director	August 10, 2004

/S/ A. ROBERT PISANO A. Robert Pisano	Director	August 10, 2004

/S/ GERALD ROSENFELD Gerald Rosenfeld	Director	August 10, 2004

/S/ JOHN C. SHAW John C. Shaw	Director	August 10, 2004

/S/ JOLENE SYKES Jolene Sykes	Director	August 10, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of

Resources Connection, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 30, 2004 appearing in the 2004 Annual Report to Shareholders of Resources Connection, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

July 30, 2004

RESOURCES CONNECTION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
Allowance for Doubtful Accounts for the Years Ended May 31:

2002	$2,450,000	$1,007,000	$(1,300,000)	$2,157,000
2003	$2,157,000	$907,000	$(676,000)	$2,388,000
2004	$2,388,000	$1,910,000	$(1,036,000)	$3,262,000