Form 10-Q
period 2004-08-31
RESOURCES CONNECTION INC
filed 2004-10-07
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

As of October 1, 2004, 23,350,360 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$36,276,000	$51,839,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,075,000 and $3,262,000 as of August 31, 2004 and May 31, 2004, respectively	65,388,000	59,766,000
Prepaid expenses and other current assets	2,959,000	3,955,000
Prepaid income taxes	—	535,000
Deferred income taxes	3,674,000	3,674,000

Total current assets	108,297,000	119,769,000
Investments in marketable securities	34,000,000	18,000,000
Goodwill	79,351,000	76,048,000
Intangible assets, net	4,594,000	5,005,000
Property and equipment, net	6,652,000	6,655,000
Other assets	906,000	786,000

Total assets	$233,800,000	$226,263,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,335,000	$13,700,000
Accrued salaries and related obligations	18,292,000	27,059,000
Other liabilities, including income taxes payable	5,408,000	482,000

Total current liabilities	35,035,000	41,241,000
Deferred income taxes	4,688,000	4,688,000

Total liabilities	39,723,000	45,929,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 35,000,000 shares authorized; 23,480,000 and 23,355,000 shares issued; and 23,326,000 and 23,201,000 outstanding as of August 31, 2004 and May 31, 2004, respectively	235,000	233,000
Additional paid-in capital	111,128,000	108,849,000
Deferred stock compensation	(98,000)	(168,000)
Accumulated other comprehensive gain	321,000	514,000
Retained earnings	82,795,000	71,210,000
Treasury stock at cost, 154,000 shares at both August 31, 2004 and May 31, 2004	(304,000)	(304,000)

Total stockholders’ equity	194,077,000	180,334,000

Total liabilities and stockholders’ equity	$233,800,000	$226,263,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Revenue	$115,401,000	$59,541,000
Direct cost of services, primarily payroll and related taxes for professional services employees	69,934,000	36,055,000

Gross profit	45,467,000	23,486,000
Selling, general and administrative expenses	25,181,000	17,229,000
Amortization of intangible assets	411,000	306,000
Depreciation expense	543,000	387,000

Income from operations	19,332,000	5,564,000
Interest income	304,000	172,000

Income before provision for income taxes	19,636,000	5,736,000
Provision for income taxes	8,051,000	2,323,000

Net income	$11,585,000	$3,413,000

Net income per common share:
Basic	$0.50	$0.15

Diluted	$0.46	$0.15

Weighted average common shares outstanding:
Basic	23,276,000	22,253,000

Diluted	24,980,000	23,449,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
COMMON STOCK—SHARES:
Balance at beginning of period	23,355,000	22,251,000
Exercise of stock options	74,000	255,000
Issuance of common stock for the acquisition of Nordic Spring	16,000	—
Issuance of common stock under Employee Stock Purchase Plan	35,000	36,000

Balance at end of period	23,480,000	22,542,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$233,000	$222,000
Exercise of stock options	1,000	3,000
Issuance of common stock for the acquisition of Nordic Spring	—	—
Issuance of common stock under Employee Stock Purchase Plan	1,000	—

Balance at end of period	$235,000	$225,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$108,849,000	$86,676,000
Exercise of stock options	924,000	2,217,000
Issuance of common stock for the acquisition of Nordic Spring	547,000	—
Issuance of common stock under Employee Stock Purchase Plan	808,000	706,000

Balance at end of period	$111,128,000	$89,599,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(168,000)	$(480,000)
Amortization of deferred stock compensation	70,000	77,000

Balance at end of period	$(98,000)	$(403,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$514,000	$293,000
Translation adjustments	(193,000)	2,000

Balance at end of period	$321,000	$295,000

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$—	$(55,000)
Repayment of notes receivable	—	55,000

Balance at end of period	$—	$—

RETAINED EARNINGS:
Balance at beginning of period	$71,210,000	$46,876,000
Net income	11,585,000	3,413,000

Balance at end of period	$82,795,000	$50,289,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(154,000)	(141,000)
Repurchase of shares	—	—

Balance at end of period	(154,000)	(141,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(304,000)	$(1,000)
Repurchase of shares	—	—

Balance at end of period	$(304,000)	$(1,000)

COMPREHENSIVE INCOME:
Net income	$11,585,000	$3,413,000
Translation adjustments	(193,000)	2,000

Total comprehensive income	$11,392,000	$3,415,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net income	$11,585,000	$3,413,000

Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	954,000	693,000
Amortization of deferred stock compensation	70,000	77,000
Bad debt expense	865,000	107,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(6,487,000)	1,003,000
Prepaid expenses and other current assets	996,000	573,000
Income taxes	5,607,000	2,183,000
Other assets	(120,000)	669,000
Accounts payable and accrued expenses	(2,365,000)	(5,098,000)
Accrued salaries and related obligations	(8,767,000)	(6,938,000)
Other liabilities	(146,000)	53,000

Net cash provided by (used in) operating activities	2,192,000	(3,265,000)

Cash flows from investing activities:
Redemption of marketable securities	—	20,000,000
Purchase of marketable securities	(16,000,000)	(7,000,000)
Purchase of Nordic Spring	(2,785,000)	—
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	—	(26,776,000)
Purchase of policyIQ, including transaction costs	—	(2,050,000)
Purchase of Deloitte Re:sources Pty, including transaction costs	—	(1,038,000)
Purchases of property and equipment	(540,000)	(64,000)

Net cash used in investing activities	(19,325,000)	(16,928,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	925,000	2,220,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	809,000	706,000
Repayment of notes receivable from stockholders	—	55,000

Net cash provided by financing activities	1,734,000	2,981,000

Effect of exchange rate changes on cash	(164,000)	72,000

Net decrease in cash	(15,563,000)	(17,140,000)
Cash and cash equivalents at beginning of period	51,839,000	48,078,000

Cash and cash equivalents at end of period	$36,276,000	$30,938,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 31, 2004 and 2003

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and eight foreign subsidiaries (collectively the “Company”). LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries, provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources and supply chain management services on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Canada, Hong Kong, Japan, the Netherlands, Sweden, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the first quarter of fiscal 2005 and 2004, each consisting of 13 weeks, were August 28, 2004 and August 30, 2003, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or August 31, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $34 million in investments classified as long-term as of August 31, 2004 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma income per share would have been as follows:

	Three months ended August 31,
	2004	2003
Net income, as reported	$11,585,000	$3,413,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,608,000)	(1,330,000)

Pro forma net income	$8,977,000	$2,083,000

Net income per common share:
Basic-as reported	$0.50	$0.15

Basic-pro forma	$0.39	$0.09

Diluted-as reported	$0.46	$0.15

Diluted-pro forma	$0.36	$0.09

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

Potential common shares totaling 130,000 and 933,000 were not included in the diluted earnings per share amounts for the three months ended August 31, 2004 and 2003, respectively, as their effect would have been anti-dilutive. For the three months ended August 31, 2004 and 2003, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,704,000 and 1,196,000, respectively.

4. Acquisition

On August 27, 2004, the Company acquired approximately 80% of the shares of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $3.3 million. This acquisition expands the Company’s European footprint into the Nordic/Scandinavian region. Consideration paid consisted of approximately $2.8 million in cash and approximately 16,000 shares of common stock with a fair value of approximately $500,000. There were approximately $150,000 of transaction costs. For purposes of computing the purchase price, the value of the common stock of $34.30 was determined by taking the average closing price of the Company’s common stock as quoted on NASDAQ between August 25, 2004 and August 31, 2004. The acquisition agreement also provides for an additional earn-out payment if Nordic Spring meets certain financial goals for calendar year 2004. Resources Connection will purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) for fiscal 2006 and will consist of consideration of 50% in cash and 50% in the Company’s common stock.

In accordance with SFAS No. 141, “Business Combinations”, the Company will allocate the purchase price based on the fair value of the assets acquired and liabilities assumed. As of August 31, 2004, $3.3 million of the excess purchase price has been allocated to goodwill, pending completion of the Company’s valuation. The Company will consider a number of factors in performing this valuation, including a valuation of the identifiable intangible assets. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

5. Intangible Assets and Goodwill

The following table presents details of our intangible assets, related accumulated amortization and goodwill:

	As of August 31, 2004			As of May 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$4,849,000	$(1,486,000)	$3,363,000	$4,849,000	$(1,170,000)	$3,679,000
Associate and customer database (1 – 5 years)	1,734,000	(929,000)	805,000	1,734,000	(878,000)	856,000
Non-compete agreements (1 –4 years)	630,000	(630,000)	—	630,000	(630,000)	—
Developed technology (3 years)	520,000	(176,000)	344,000	520,000	(132,000)	388,000
Trade name and trademark (indefinite life)	82,000	—	82,000	82,000	—	82,000

Total	$7,815,000	$(3,221,000)	$4,594,000	$7,815,000	$(2,810,000)	$5,005,000

Goodwill (indefinite life)	$83,968,000	$(4,617,000)	$79,351,000	$80,665,000	$(4,617,000)	$76,048,000

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company recorded amortization expense for the three months ended August 31, 2004 and 2003 of $411,000 and $306,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2005, 2006, 2007, 2008 and 2009 is $1,647,000, $1,613,000, $1,269,000, $362,000 and $32,000, respectively.

The following is a roll forward of the Company’s goodwill balance:

	Gross	Accumulated Amortization	Net
Goodwill, as of May 31, 2004	$80,665,000	$(4,617,000)	$76,048,000
Acquisitions	3,333,000	—	3,333,000
Impact of foreign currency exchange rate changes	(30,000)	—	(30,000)

Goodwill, as of August 31, 2004	$83,968,000	$(4,617,000)	$79,351,000

6. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1 of the Company’s 2004 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (revenue for the three months ended August 31, 2003 includes the Netherlands from July 15, 2003).

	Revenue for the three months ended August 31,		Long-Lived Assets as of
	2004	2003	August 31, 2004(1)	May 31, 2004(1)
United States	$96,868,000	$51,574,000	$5,049,000	$4,890,000
The Netherlands	10,923,000	4,963,000	1,044,000	1,202,000
Other	7,610,000	3,004,000	559,000	563,000

Total	$115,401,000	$59,541,000	$6,652,000	$6,655,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2004 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection”, the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources and supply chain management professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as compensation program design and implementation; 4) internal audit services, (provided via our subsidiary Resources Audit Solutions or “RAS”) such as documenting internal controls and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); and 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing.

We began operations in June 1996 as a division of Deloitte & Touche and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the Nasdaq National Market.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes the opening date of our offices, our expansion overseas and the creation of additional service lines.

Fiscal Year	Number of Domestic Offices Opened	International Operations Established	Service Line Established
1997 (initial year)	Seven		Accounting and finance
1998	Nine
1999	Ten		Information management
2000	Four	Toronto, Canada; Taipei, Taiwan; Hong Kong, People’s Republic of China	Human resources management
2001	Nine	London, England
2002	Two
2003	Six	Birmingham, England	Resources Audit Solutions; Supply chain management (via acquisition)
2004	Two	The Netherlands (5 locations via acquisition); Melbourne & Sydney, Australia (via acquisition); Tokyo, Japan
2005	None in first quarter	Sweden	Legal

In the first quarter of fiscal 2004, we completed three transactions to enhance our international presence as well as our ability to assist clients with the compliance efforts under Sarbanes. The largest of the three transactions was the all-cash acquisition for $29.8 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL BV (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provides a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to the Big Four firms, particularly in light of concerns about auditor independence. RC.NL, which had seven offices at the date of acquisition, has consolidated two of the offices, in an effort to streamline operations and reduce costs during the European economic slowdown. RC.NL contracted with, or employed, over 245 professional service associates on assignment as of August 31, 2004.

In addition to the European expansion driven by the acquisition of RC.NL, we also acquired the operations of Deloitte Resources Pty Ltd. from Deloitte Touche Tohmatsu Australia in an all-cash deal for $1 million on June 1, 2003. We originally launched the subsidiary, now renamed Resources Connection Australia Pty. Ltd., in 1998 on behalf of the Deloitte Touche Tohmatsu Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

In July 2003, we acquired the company that developed policyIQ™, a web-based solution for internal controls documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume. policyIQ is a tool that our clients can use to assist in complying with Sarbanes, among other initiatives.

On August 27, 2004, the Company acquired approximately 80% of Nordic Spring Management Consulting AB (Nordic Spring) of Stockholm, Sweden for $3.3 million. This acquisition expands the Company’s European footprint into the Nordic/Scandinavian region. Consideration paid consisted of approximately $2.8 million in cash and approximately 16,000 shares of common stock with a fair value of approximately $500,000. The acquisition agreement also provides for an additional earn-out payment if Nordic Spring meets certain financial goals for calendar year 2004. Resources Connection will purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) for fiscal 2006 and will consist of consideration of 50% in cash and 50% in the Company’s common stock.

Activity in the first quarter of 2005 also included the introduction of legal services in a limited number of offices. This practice provides attorneys, paralegals and contract managers to assist clients and law firms with project-based or peak period needs.

As of August 31, 2004, we served our clients through 49 offices in the United States and 14 offices abroad.

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

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our goodwill and certain other intangible assets are not subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future.

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

Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003

The comments discussed below for the three months ended August 31, 2003 include the results of operations for a full quarter for Resources Connection Australia Pty Ltd; from July 15, 2003 for RC.NL; and from July 30, 2003 for policyIQ. There were no results of operations included for the three months ended August 31, 2004 for Nordic Spring as the acquisitions occurred at the end of the quarter. The acquisitions in the first quarter of fiscal 2004 are referred to in the comments below as “the 2004 acquisitions”.

Revenue. Revenue increased $55.9 million, or 94.0%, to $115.4 million for the three months ended August 31, 2004 from $59.5 million for the three months ended August 31, 2003. The 2004 acquisitions contributed $6.9 million to the growth in revenues. Without the additional revenue from the acquisitions, revenues increased 82.4%. This increase was triggered by the continued expansion of our scope of services and improved overall demand for our services, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our services expanded in all of our service lines by increasing market awareness of our ability to provide those types of services. In particular, RAS engagements increased significantly in the quarter. We believe one of the reasons for the increase in RAS engagements is the need generated by companies with calendar year-end deadlines for compliance with Sarbanes. Additional regulatory changes, such as the New York Stock Exchange requirement that all listed companies maintain or create an internal audit department, may generate opportunities for expanding our services. Average bill rates improved by 8.5% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,468 at the end of the first quarter of fiscal 2004 to 2,370 at the end of the first quarter of fiscal 2005. While general economic conditions have improved in the United States in the first quarter of fiscal 2005 compared to fiscal 2004, the market of our Dutch practice remains difficult. RC.NL elected to consolidate two offices in the first quarter of fiscal 2005 to streamline their operation during this period.

Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

We operated 63 and 65 offices in the first quarters of fiscal 2005 and fiscal 2004, respectively.

Direct Cost of Services. Direct cost of services increased $33.8 million, or 93.6%, to $69.9 million for the three months ended August 31, 2004 from $36.1 million for the three months ended August 31, 2003. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the impact of the services provided by associates employed by the 2004 acquisitions; overall, the average pay rate per hour increased by 8.3% year-over-year. The direct cost of services as a percentage of revenue was constant at 60.6% for both the three months ended August 31, 2004 and 2003. Although the direct cost of services percentage was constant, there were changes in the components of the cost of services. The volume of zero margin client expense reimbursements increased in the first quarter of fiscal 2005, as the Company’s projects requiring associate travel increased significantly, and there were two paid holidays in the first quarter of fiscal 2005 compared to only one in the fiscal 2004 first quarter. These increases to the cost of services percentage were offset by spreading certain variable costs, such as medical insurance, over a larger revenue base.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of revenue from 28.9% for the quarter ended August 31, 2003 to 21.8% for the quarter ended August 31, 2004 as a result of improved leverage. Selling, general and administrative expenses increased $8.0 million, or 46.5%, to $25.2 million for the three months ended August 31, 2004 from $17.2 million for the three months ended August 31, 2003. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 448 at the end of the first quarter of fiscal 2004 to 478 at the end of the first quarter of fiscal 2005. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from new offices opened and from the incremental impact of the 2004 acquisitions. Other increases in spending in the 2005 fiscal quarter were: marketing and advertising expenses, primarily in the Netherlands practice; bonus expense as a result of the Company’s improved revenue results; and bad debt expense in line with its receivable balance growth.

The Company anticipates its selling, general and administrative expense as a percentage of revenue will increase in the remaining quarters of fiscal 2005, as it recruits certain key management positions, especially in its RAS practice, to support and grow the current revenue level. However, there can be no assurance that the Company will be able to recruit and identify appropriate candidates. The Company’s believes its selling, general and administrative expense percentage of revenue will typically be about 25.0% as compared to the 21.8% in the first quarter of fiscal 2005.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $411,000 in the first quarter of fiscal 2005 compared to $306,000 in the prior year’s first quarter. The increase is related to the acquisitions in the first quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company completed its allocation of the purchase price of the acquisitions, and considered a number of factors in performing this valuation, including a valuation of identifiable intangible assets. As a result, approximately $5.5 million of the purchase price was assigned to amortizable intangible assets related to contractually based customer relationships, acquired databases of potential associates and technology related to the policyIQ software. These intangibles will be amortized over one to five years. The Company is also amortizing intangible assets related to the SCM acquisition through fiscal 2006. In the prior year first quarter, amortization expense related primarily to the amortization of the SCM intangibles assets and an estimate of the amortization expense related to the 2004 acquisitions. Amortization expense in the subsequent quarters of fiscal 2005 is likely to increase slightly when the allocation of purchase price of Nordic Spring is completed.

Depreciation expense increased from $387,000 for the three months ended August 31, 2003 to $543,000 for the three months ended August 31, 2004. This increase reflects the impact of a full quarter of depreciation related to the acquisitions, the other offices opened since August 2003 and investments in information technology.

Interest Income. During the first quarter of fiscal 2005, interest income was $304,000 compared to interest income of $172,000 in the quarter ended August 31, 2003. The increase in interest income is a combination of a higher average cash balance available for investment in the first quarter of fiscal 2005 and the improved interest rates available year over year. The Company earned approximately 1.7%, annualized, on its investments during the quarter.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of August 31, 2004, the Company has $34 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through August 2006 and have coupon rates ranging from 2.0% to 3.4%. These investments have been classified in the August 31, 2004 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $2.3 million for the three months ended August 31, 2003 to $8.1 million for the three months ended August 31, 2004 as a result of the increase in the Company’s pre-tax income. The effective tax rate was approximately 41.0% for both the three months ended August 31, 2004 and 2003, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

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

The Company’s original August 2001 $10.0 million unsecured revolving credit facility with Bank of America has been replaced effective March 26, 2004 with a new $10.0 million unsecured revolving credit facility with substantially the same terms (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of August 31, 2004, the Company had no outstanding borrowings under the revolving credit facility and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $2.2 million for the three months ended August 31, 2004 compared to cash used in operations of $3.3 million for the three months ended August 31, 2003. Cash provided by operations resulted primarily from the increase in net income in the first quarter of fiscal 2005 to $11.6 million. Another component of the net increase in cash provided by operations was an increase in the accrual for the Company’s income tax obligations, triggered by the higher net income. These favorable impacts on operating cash were offset by the Company’s payment of its fiscal 2004 management incentive bonus and profit sharing plan for associates in the first quarter of fiscal 2005 as well as growth in the Company’s accounts receivable balance in fiscal 2005 of $6.5 million, reflecting the Company’s higher revenue in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The Company’s working capital includes $36.3 million in cash and cash equivalents as of August 31, 2004.

Net cash used in investing activities was $19.3 million for the first three months of fiscal 2005 compared to $16.9 million in the first three months of fiscal 2004. The Company used approximately $2.8 million in cash in the first quarter of fiscal 2005 to complete the acquisition of an 80% interest in Nordic Spring. In the prior year first quarter, the Company used approximately $30.0 million for the 2004 acquisitions and related transaction costs. In addition, the Company spent approximately $540,000 on leasehold improvements, office equipment and information technology upgrades in the first three months of fiscal 2005, up from $64,000 in the previous year’s first three months. In the prior year, the Company had a net redemption of $13 million in long-term investments by the issuer in the first quarter; in the current year quarter, the Company has invested $16 million in securities with maturities greater than one year.

Net cash provided by financing activities totaled $1.7 million for the three months ended August 31, 2004 compared to $3.0 million for the comparable prior year period. Fewer stock options were exercised in the first quarter of fiscal 2005 compared to the prior year comparable period, resulting in this decline.

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

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 1.5 million shares of our common stock. As of August 31, 2004, we had not repurchased any shares of our common stock under this program.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

We operate in a competitive, fragmented market, and we compete for clients and associates with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

•	consulting firms;

•	independent contractors;

•	employees loaned by the Big Four accounting firms;

•	traditional and Internet-based staffing firms; and

•	the in-house resources of our clients.

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

During the recent downturn in the U.S. economy, our business was affected. As the general level of economic activity slowed, our clients delayed or canceled plans that involved professional services, particularly outsourced professional services. Consequently, we experienced fluctuations in demand for our services. In addition, the use of professional services associates on a project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

Our business depends upon our ability to secure new projects from clients and, therefore, we could be adversely affected if we fail to do so.

We do not have long-term agreements with our clients for the provision of services. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors’ service offerings, or because of a change in government regulatory requirements or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of companies that manage their relationship with service providers.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million from $191.5 million in fiscal 2001, but then rebounded in fiscal 2003 to revenue of $202.0 million. Although revenue increased in fiscal 2004 by 37% compared to fiscal 2003 (excluding revenue from the 2004 acquisitions), and revenue has increased in the first quarter of fiscal 2005 compared to the prior year first quarter, there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of recent growth emanates from clients’ demands related to initial compliance with certain sections of Sarbanes. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services lines;

•	hire associates;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues from clients who have engaged us for Sarbanes compliance.

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of associates eligible for our offered benefits as their average length of employment with Resources Connection increases;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

•	the timing of acquisitions and related costs, such as compensation charges which fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks.

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

The Company’s board of directors has adopted a stockholder rights plan, which was described in the Company’s May 31, 2004 Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our company or our management by deterring acquisitions of our stock not approved by our board of directors.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Connection brand name are essential to our business. We have obtained U.S. registrations on our service mark and logo, Registration No. 2,516,522 registered December 11, 2001, and No. 2,524,226 registered January 1, 2002 and No. 2,613,873, registered September 3, 2002. We have been aware from time to time of other companies using the name “Resources Connection” or some variation thereof. There could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Connection” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the first quarter of fiscal 2005, we had approximately $70.3 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of first quarter of fiscal 2005, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended August 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2004, 15,950 shares of common stock were sold to Schultz och Lind Finans AB. The issuance was made as part of the acquisition of approximately 80% of Nordic Spring Management Consulting AB. The common stock issued in this acquisition was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act. The securities are not convertible or exchangeable.

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

b) Reports on Form 8-K

The registrant filed or furnished the following current reports on Form 8-K during the quarter covered by this report:

Form 8-K (item 12), furnished on July 15, 2004, covering a press release announcing the Company’s financial results for the quarterly period and fiscal year ended May 31, 2004.

Form 8-K (item 8.01), furnished on August 26, 2004, covering a press release announcing the death of board member, C. Stephen Mansfield.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 6, 2004	/s/ Donald B. Murray
Donald B. Murray President and Chief Executive Officer

Date: October 6, 2004	/s/ Stephen J. Giusto
Stephen J. Giusto Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)