Form 10-Q
period 2004-11-30
RESOURCES CONNECTION INC
filed 2005-01-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

As of December 31, 2004, 23,664,817 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$59,460,000	$51,839,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,949,000 and $3,262,000 as of November 30, 2004 and May 31, 2004, respectively	71,927,000	59,766,000
Prepaid expenses and other current assets	2,107,000	3,955,000
Prepaid income taxes	—	535,000
Deferred income taxes	3,674,000	3,674,000

Total current assets	137,168,000	119,769,000
Investments in marketable securities	39,000,000	18,000,000
Goodwill	79,231,000	76,048,000
Intangible assets, net	4,182,000	5,005,000
Property and equipment, net	7,215,000	6,655,000
Other assets	3,396,000	786,000

Total assets	$270,192,000	$226,263,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,405,000	$13,700,000
Accrued salaries and related obligations	31,419,000	27,059,000
Other liabilities, including income taxes payable	4,975,000	482,000

Total current liabilities	51,799,000	41,241,000
Deferred income taxes	4,637,000	4,688,000

Total liabilities	56,436,000	45,929,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000,000 shares authorized; 23,677,000 and 23,355,000 shares issued; and 23,523,000 and 23,201,000 outstanding as of November 30, 2004 and May 31, 2004, respectively	237,000	233,000
Additional paid-in capital	114,182,000	108,849,000
Deferred stock compensation	(44,000)	(168,000)
Accumulated other comprehensive gain	1,291,000	514,000
Retained earnings	98,394,000	71,210,000
Treasury stock at cost, 154,000 shares at both November 30, 2004 and May 31, 2004	(304,000)	(304,000)

Total stockholders’ equity	213,756,000	180,334,000

Total liabilities and stockholders’ equity	$270,192,000	$226,263,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Revenue	$137,027,000	$74,016,000	$252,428,000	$133,557,000
Direct cost of services, primarily payroll and related taxes for professional services employees	81,851,000	45,420,000	151,785,000	81,475,000

Gross profit	55,176,000	28,596,000	100,643,000	52,082,000
Selling, general and administrative expenses	28,170,000	20,471,000	53,351,000	37,700,000
Amortization of intangible assets	411,000	392,000	822,000	698,000
Depreciation expense	567,000	433,000	1,110,000	820,000

Income from operations	26,028,000	7,300,000	45,360,000	12,864,000
Interest income	411,000	103,000	715,000	275,000

Income before provision for income taxes	26,439,000	7,403,000	46,075,000	13,139,000
Provision for income taxes	10,840,000	2,998,000	18,891,000	5,321,000

Net income	$15,599,000	$4,405,000	$27,184,000	$7,818,000

Net income per common share:
Basic	$0.67	$0.20	$1.16	$0.35

Diluted	$0.62	$0.19	$1.09	$0.33

Weighted average common shares outstanding:
Basic	23,439,000	22,475,000	23,357,000	22,446,000

Diluted	25,109,000	23,622,000	25,044,000	23,618,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended
	November 30, 2004	November 30, 2003
COMMON STOCK—SHARES:
Balance at beginning of period	23,355,000	22,251,000
Exercise of stock options	271,000	389,000
Issuance of common stock for the acquisition of Nordic Spring	16,000	—
Issuance of common stock under Employee Stock Purchase Plan	35,000	36,000

Balance at end of period	23,677,000	22,676,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$233,000	$222,000
Exercise of stock options	3,000	5,000
Issuance of common stock for the acquisition of Nordic Spring	—	—
Issuance of common stock under Employee Stock Purchase Plan	1,000	—

Balance at end of period	$237,000	$227,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$108,849,000	$86,676,000
Exercise of stock options	3,978,000	4,056,000
Issuance of common stock for the acquisition of Nordic Spring	547,000	—
Issuance of common stock under Employee Stock Purchase Plan	808,000	706,000

Balance at end of period	$114,182,000	$91,438,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(168,000)	$(480,000)
Amortization of deferred stock compensation	124,000	154,000

Balance at end of period	$(44,000)	$(326,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$514,000	$293,000
Translation adjustments	777,000	222,000

Balance at end of period	$1,291,000	$515,000

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$—	$(55,000)
Repayment of notes receivable	—	55,000

Balance at end of period	$—	$—

RETAINED EARNINGS:
Balance at beginning of period	$71,210,000	$46,876,000
Net income	27,184,000	7,818,000

Balance at end of period	$98,394,000	$54,694,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(154,000)	(141,000)
Repurchase of shares	—	(13,000)

Balance at end of period	(154,000)	(154,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(304,000)	$(1,000)
Repurchase of shares	—	(302,000)

Balance at end of period	$(304,000)	$(303,000)

COMPREHENSIVE INCOME:
Net income	$27,184,000	$7,818,000
Translation adjustments	777,000	222,000

Total comprehensive income	$27,961,000	$8,040,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30, 2004	November 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$27,184,000	$7,818,000
Adjustments to reconcile net income to net cash provided by operating activities :

Depreciation and amortization	1,932,000	1,518,000
Amortization of deferred stock compensation	124,000	154,000
Bad debt expense	1,854,000	456,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(13,664,000)	(7,619,000)
Prepaid expenses and other current assets	1,903,000	119,000
Income taxes	5,071,000	3,763,000
Other assets	(2,610,000)	878,000
Accounts payable and accrued expenses	943,000	(697,000)
Accrued salaries and related obligations	3,990,000	(1,915,000)
Other liabilities	(43,000)	82,000

Net cash provided by operating activities	26,684,000	4,557,000

Cash flows from investing activities:

Redemption of marketable securities	10,000,000	20,000,000
Purchase of marketable securities	(31,000,000)	(15,000,000)
Purchase of Nordic Spring, net of cash acquired and including transaction costs	(1,923,000)	—
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	—	(27,643,000)
Purchase of policyIQ, including transaction costs	—	(2,056,000)
Purchase of Deloitte Re:sources Pty, including transaction costs	—	(1,078,000)
Purchases of property and equipment	(1,643,000)	(453,000)

Net cash used in investing activities	(24,566,000)	(26,230,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,981,000	4,061,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	809,000	706,000
Repurchase of treasury stock	—	(302,000)
Repayment of notes receivable from stockholders	—	55,000

Net cash provided by financing activities	4,790,000	4,520,000

Effect of exchange rate changes on cash	713,000	27,000

Net increase (decrease) in cash	7,621,000	(17,126,000)
Cash and cash equivalents at beginning of period	51,839,000	48,078,000

Cash and cash equivalents at end of period	$59,460,000	$30,952,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended November 30, 2004 and 2003

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and eight foreign subsidiaries (collectively the “Company”). LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries, provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management and legal services on a project basis. RAS commenced business formally in June 2002 and assists its clients with their internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Canada, Hong Kong, Japan, the Netherlands, Sweden, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the second quarter of fiscal 2005 and 2004, each consisting of 13 weeks, were November 27, 2004 and November 29, 2003, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months and six months ended November 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $39.0 million in investments classified as long-term as of November 30, 2004 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” until the required implementation of SFAS 123 (revised) “Shared-Based Payment” issued on December 16, 2004. See footnote 8 for further discussion.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma income per share would have been as follows:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Net income, as reported	$15,599,000	$4,405,000	$27,184,000	$7,818,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,715,000)	(1,375,000)	(4,324,000)	(2,705,000)

Pro forma net income	$13,884,000	$3,030,000	$22,860,000	$5,113,000

Net income per share:
Basic-as reported	$0.67	$0.20	$1.16	$0.35

Basic-pro forma	$0.59	$0.13	$0.98	$0.23

Diluted-as reported	$0.62	$0.19	$1.09	$0.33

Diluted-pro forma	$0.55	$0.13	$0.91	$0.22

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

Potential common shares totaling 125,000 and 681,000 were not included in the diluted earnings per share amounts for the three months ended November 30, 2004 and 2003, respectively, as their effect would have been anti-dilutive. For the three months ended November 30, 2004 and 2003, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,670,000 and 1,147,000, respectively.

Potential common shares totaling 127,000 and 807,000 were not included in the diluted earnings per share amounts for the six months ended November 30, 2004 and 2003, respectively, as their effect would have been anti-dilutive. For the six months ended November 30, 2004 and 2003, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 1,687,000 and 1,172,000, respectively.

4. Acquisition

On August 27, 2004, the Company acquired approximately 80% of the shares of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $3.7 million. This acquisition expands the Company’s European footprint into the Nordic/Scandinavian region. Consideration paid consisted of approximately $3.1 million in cash, $150,000 in transaction costs directly attributable to the acquisition and approximately 16,000 shares of common stock with a fair value of approximately $500,000. For purposes of computing the purchase price, the value of the common stock of $34.30 was determined by taking the average closing price of the Company’s common stock as quoted on NASDAQ between August 25, 2004 and August 31, 2004. The acquisition agreement also provides for an additional earn-out payment if Nordic Spring meets certain financial goals for calendar year 2004. Resources Connection will purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) for fiscal 2006 and will consist of consideration of 50% in cash and 50% in the Company’s common stock.

In the second quarter of fiscal 2005, the Company recognized $30,000 as the minority interest in the operating results of Nordic Spring for the quarter; such amount is included in the Company’s “selling, general and administrative expenses” in the Consolidated Statements of Income for the three and six months ended November 30, 2004 and the related liability is included in “other liabilities” in the Consolidated Balance Sheet as of November 30, 2004.

In accordance with SFAS No. 141, “Business Combinations”, the Company will allocate the purchase price of Nordic Spring based on the fair value of the assets acquired and liabilities assumed. As of November 30, 2004, $3.2 million of the excess purchase price has been allocated to goodwill, pending completion of the Company’s valuation study. The Company will consider a number of factors in performing this valuation, including a valuation of the identifiable intangible assets. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

5. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of November 30, 2004			As of May 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$4,849,000	$(1,800,000)	$3,049,000	$4,849,000	$(1,170,000)	$3,679,000
Associate and customer database (1 – 5 years)	1,734,000	(981,000)	753,000	1,734,000	(878,000)	856,000
Non-compete agreements (1 –4 years)	630,000	(630,000)	—	630,000	(630,000)	—
Developed technology (3 years)	520,000	(222,000)	298,000	520,000	(132,000)	388,000
Trade name and trademark (indefinite life)	82,000	—	82,000	82,000	—	82,000

Total	$7,815,000	$(3,633,000)	$4,182,000	$7,815,000	$(2,810,000)	$5,005,000

Goodwill (indefinite life)	$83,848,000	$(4,617,000)	$79,231,000	$80,665,000	$(4,617,000)	$76,048,000

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

The Company recorded amortization expense of $411,000 and $392,000 for the three months ended November 30, 2004 and 2003, respectively and $822,000 and $698,000 for the six months ended November 30, 2004 and 2003. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2005, 2006, 2007, 2008 and 2009 is $1,645,000, $1,613,000, $1,269,000, $362,000 and $34,000, respectively.

The following is a roll forward of the Company’s goodwill balance:

	Gross	Accumulated Amortization	Net
Goodwill, as of May 31, 2004	$80,665,000	$(4,617,000)	$76,048,000
Acquisitions	3,170,000	—	3,170,000
Impact of foreign currency exchange rate changes	13,000	—	13,000

Goodwill, as of November 30, 2004	$83,848,000	$(4,617,000)	$79,231,000

6. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1 of the Company’s 2004 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three and six months ended November 30, 2004 and 2003 (revenue for the six months ended November 30, 2003 includes the Netherlands from July 15, 2003).

	Revenue for the three months ended November 30,		Revenue for the six months ended November 30,		Long-Lived Assets as of
	2004	2003	2004	2003	November 30, 2004(1)	May 31, 2004(1)
United States	$112,872,000	$58,881,000	$209,740,000	$110,455,000	$5,558,000	$4,890,000
The Netherlands	13,348,000	12,215,000	24,271,000	17,178,000	1,024,000	1,202,000
Other	10,807,000	2,920,000	18,417,000	5,924,000	633,000	563,000

Total	$137,027,000	$74,016,000	$252,428,000	$133,557,000	$7,215,000	$6,655,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

7. Stock Based Compensation Plans

On October 15, 2004, the Company’s stockholders approved the Resources Connection, Inc. 2004 Performance Incentive Plan (the “Plan”). Under the terms of the Plan, the Company’s Board of Directors or one or more committees appointed by the Board of Directors will administer the Plan. The Board of Directors has delegated general administrative authority for the Plan to the Corporate Governance, Nominating and Compensation Committee of the Board of Directors.

The administrator of the Plan has broad authority under the Plan to, among other things, select participants and determine the type(s) of award(s) that they are to receive, and determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.

Persons eligible to receive awards under the Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries.

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 2,000,000 shares, plus (2) the number of shares available for additional award grant purposes under the Company’s 1999 Long Term Incentive Plan (the “Existing Plan”) immediately prior to the Board approval of the Plan on September 3, 2004, plus (3) the number of any shares subject to stock options granted under the Existing Plans and outstanding as of September 3, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised or vested. Upon stockholder approval of the Plan, approximately 2,192,625 shares became available for award grant purposes of the Plan pursuant to clauses (2) and (3) of the preceding sentence. Accordingly, on September 3, 2004, approximately 2,192,695 shares (2,000,000 shares plus the 192,695 shares that were carried-over from the Existing Plans) were available for award grant purposes under the Plan, subject to future increases as described above as awards outstanding under the Existing Plans are cancelled, forfeited or otherwise terminate without having been exercised or become vested, as applicable. As of November 30, 2004, approximately 3,987,364 shares were then outstanding under the Existing Plans.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards.

8. Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (the original SFAS No. 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The Company will be required to implement the new pronouncement beginning in fiscal 2006.

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

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as compensation program design and implementation; 4) internal audit services, (provided via our subsidiary Resources Audit Solutions or “RAS”) such as documenting internal controls and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing; and 6) legal services, that provides attorneys, paralegals and contract managers to assist clients and law firms with project-based or peak period needs.

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

Fiscal Year	Number of Domestic Offices Opened	International Operations Established	Service Line Established
1997 (initial year)	Nine		Accounting and finance

1998	Nine

1999	Ten		Information management

2000	Four	Toronto, Canada; Taipei, Taiwan; Hong Kong, People’s Republic of China;	Human resources management

2001	Nine	London, England

2002	Two

2003	Six	Birmingham, England	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	The Netherlands (5 locations via acquisition); Melbourne & Sydney, Australia (via acquisition); Tokyo, Japan

2005	One opened in second quarter; two consolidation closures	Sweden (via acquisition)	Legal

In the first quarter of fiscal 2004, we completed three transactions (the “2004 acquisitions”) to enhance our international presence as well as our ability to assist clients with the compliance efforts under Sarbanes. The largest of the three transactions was the all-cash acquisition for $29.8 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL BV (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provides a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to the Big Four firms, particularly in light of concerns about auditor independence. RC.NL, which had seven offices at the date of acquisition, has consolidated two of the offices, in an effort to streamline operations and reduce costs during the European economic slowdown. RC.NL contracted with, or employed, over 274 professional service associates on assignment as of November 30, 2004.

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

On August 27, 2004, the Company acquired approximately 80% of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $3.7 million. This acquisition expands the Company’s European footprint into the Nordic/Scandinavian region. Consideration paid consisted of approximately $3.1 million in cash, $150,000 in transaction costs directly attributable to the acquisition and approximately 16,000 shares of common stock with a fair value of approximately $500,000. The acquisition agreement also provides for an additional earn-out payment if Nordic Spring meets certain financial goals for calendar year 2004. Resources Connection will purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) for fiscal 2006 and will consist of consideration of 50% in cash and 50% in the Company’s common stock.

As of November 30, 2004, we served our clients through 48 offices in the United States and 14 offices abroad.

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

Income taxes—In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense. If the ultimate tax liability is greater than the amount of tax expense we have reflected in the Consolidated Statements of Income, additional tax expense may need to be recorded.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003

Revenue. Revenue increased $63.0 million, or 85.1%, to $137.0 million for the three months ended November 30, 2004 from $74.0 million for the three months ended November 30, 2003. This increase was triggered by the continued expansion of our scope of services and improved overall demand for our services, resulting in more billable hours for our associates and improvement in rate per hour. We believe our business expanded in all of our service lines by increasing market awareness of our ability to provide those types of services. In particular, RAS engagements increased significantly in the quarter. We believe one of the reasons for the increase in RAS engagements is the need generated by companies with calendar year-end deadlines for compliance with Sarbanes. Additional regulatory changes, such as the New York Stock Exchange requirement that all listed companies maintain or create an internal audit department, may generate opportunities for expanding our services. Average bill rates improved by 11.1% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,665 at the end of the second quarter of fiscal 2004 to 2,645 at the end of the second quarter of fiscal 2005.

Revenue for domestic United States offices improved 91.7% or $54.0 million from $58.9 million for the three months ended November 30, 2003 to $112.9 million for the three months ended November 30, 2004. While general economic conditions have improved in the United States in the second quarter of fiscal 2005 compared to fiscal 2004, the market of our Dutch practice remains difficult. Revenue for the Dutch practice improved 9.3% or $1.1 million, from $12.2 million for the three months ended November 30, 2003 to $13.3 million for the three months ended November 30, 2004. The other international offices’ revenue grew 270.1% or $7.9 million, from $2.9 million for the three months ended November 30, 2003 to $10.8 million for the three months ended November 30, 2004. These results include a full quarter of operations for the Nordic Spring practice acquired in Sweden in August 2004 and the office opened in Japan in the third quarter of fiscal 2004.

Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

We operated 62 and 66 offices in the second quarters of fiscal 2005 and fiscal 2004, respectively. The decrease in the number of offices reflects the consolidation of offices with operations within contiguous areas of the United States and the Netherlands since the second quarter of fiscal 2004.

Direct Cost of Services. Direct cost of services increased $36.4 million, or 80.2%, to $81.9 million for the three months ended November 30, 2004 from $45.4 million for the three months ended November 30, 2003. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.2% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 59.7% and 61.4% for the three months ended

November 30, 2004 and 2003, respectively. The favorable change in the direct cost of services percentage was the result of improvement in the ratio of direct associate salary expense compared to hourly revenue generated, as reflected by the increase in average bill rate per hour in the quarter as compared to the average pay rate per hour, and the increase in conversion fees and software revenue (revenues with little or no direct cost of services). To a lesser extent, spreading certain variable costs, such as health and dental insurance, over a larger revenue base helped improve the direct cost of services percentage. These favorable improvements in the direct cost of services percentage were partially offset by the increase in volume of zero margin client expense reimbursements between the second quarter of fiscal 2004 and fiscal 2005, as the Company’s projects requiring associate travel increased significantly.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of revenue from 27.7% for the quarter ended November 30, 2003 to 20.6% for the quarter ended November 30, 2004 as a result of improved leverage. Selling, general and administrative expenses increased $7.7 million, or 37.6%, to $28.2 million for the three months ended November 30, 2004 from $20.5 million for the three months ended November 30, 2003. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 436 at the end of the second quarter of fiscal 2004 to 529 at the end of the second quarter of fiscal 2005. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated or expanded offices . Other increases in spending in the 2005 fiscal second quarter were: bonus expense as a result of the Company’s improved revenue results; bad debt expense in line with its receivable balance growth; recognition of the cost for the severance agreement of a senior executive in the Netherlands practice; and recruiting expense to support the need for an increased number of associates.

The Company anticipates its selling, general and administrative expenses to continue to increase in the remaining quarters of fiscal 2005, as it recruits certain key management positions, to support and grow the current revenue level. However, there can be no assurance that the Company will be able to recruit and identify appropriate candidates.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $411,000 in the second quarter of fiscal 2005 compared to $392,000 in the prior year’s second quarter. The slight increase between quarters is related to the completion of the Company’s allocation of the purchase price of the 2004 acquisitions in the third quarter of fiscal 2004. The Company considered a number of factors in performing this valuation, including a valuation of identifiable intangible assets. As a result, approximately $5.5 million of the cumulative purchase price of the 2004 acquisitions was assigned to amortizable intangible assets related to contractually based customer relationships, acquired databases of potential associates and technology related to the policyIQ software. These intangibles will be amortized over one to five years. The Company is also amortizing intangible assets related to the SCM acquisition through fiscal 2006. In the prior year second quarter, amortization expense related primarily to the amortization of the SCM intangibles assets and an estimate of the amortization expense related to the 2004 acquisitions. Amortization expense in the subsequent quarters of fiscal 2005 is likely to increase slightly when the allocation of purchase price of Nordic Spring is completed.

Depreciation expense increased from $433,000 for the three months ended November 30, 2003 to $567,000 for the three months ended November 30, 2004. This increase reflects the impact of depreciation related to the offices relocated or expanded since November 2003 and investments in information technology.

Interest Income. During the second quarter of fiscal 2005, interest income was $411,000 compared to interest income of $103,000 in the quarter ended November 30, 2003. The increase in interest income is a combination of a higher average cash balance available for investment in the second quarter of fiscal 2005 and the improved interest rates available year over year. The Company earned approximately 1.9%, annualized, on its investments during the quarter.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of November 30, 2004, the Company has $39 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through November 2006 and have coupon rates ranging from 2.0% to 3.3%. These investments have been classified in the November 30, 2004 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $3.0 million for the three months ended November 30, 2003 to $10.8 million for the three months ended November 30, 2004 as a result of the increase in the Company’s pre-tax income. The effective tax rate was approximately 41.0% for the three months ended November 30, 2004 and 40.5% for the three months ended November 30, 2003, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Six Months Ended November 30, 2004 Compared to Six Months Ended November 30, 2003

The comments regarding the consolidated results of operation for the six months ended November 30, 2004 discussed below include the results of operations for Nordic Springs from August 27, 2004 through November 30, 2004. The results of operations for the six months ended November 30, 2003 include the results of operations of the following acquisitions for the following periods: for Resources Connection Australia Pty Ltd, a full six months of results of operations; for RC.NL, results of operations from July 15, 2003 through November 30, 2003; and for policyIQ, results of operations from July 30, 2003 through November 30, 2003.

Revenue. Revenue increased $118.9 million, or 89.0%, to $252.4 million for the six months ended November 30, 2004 from $133.6 million for the six months ended November 30, 2003. In the prior year first six months, the 2004 acquisitions provided $19.0 million in additional revenues. In the current year first six months, increased revenue was triggered by the continued expansion of our scope of services resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded in all of our service lines by increasing market awareness of our ability to provide those types of services. In particular, RAS engagements increased significantly in the first six months of fiscal 2005. We believe one of the reasons for the increase in RAS engagements is the need generated by companies with calendar year-end deadlines for compliance with Sarbanes. Overall bill rates improved by 9.8% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,665 at the end of the second quarter of fiscal 2004 to 2,645 at the end of the second quarter of fiscal 2005.

Revenue for domestic United States offices improved 89.9% or $99.3 million from $110.5 million for the six months ended November 30, 2003 to $209.7 million for the six months ended November 30, 2004. Revenue for the Dutch practice improved 41.3% or $7.1 million, from $17.2 million for the six months ended November 30, 2003 to $24.3 million for the six months ended November 30, 2004; however, the November 30, 2003 results include amounts only from July 15, 2003 (date of acquisition). The other international offices’ revenue grew 210.9% or $12.5 million, from $5.9 million for the six months ended November 30, 2003 to $18.4 million for the six months ended November 30, 2004. These results include one quarter of operations for the Nordic Spring practice acquired in Sweden in August 2004 and the office opened in Japan in the third quarter of fiscal 2004.

We operated 62 offices during the first six months of fiscal 2005 compared with 66 offices during the first six months of the previous fiscal year. The decrease in the number of offices reflects the consolidation of offices with operations within contiguous areas of the United States and the Netherlands since the second quarter of fiscal 2004.

Direct Cost of Services. Direct cost of services increased $70.3 million, or 86.3%, to $151.8 million for the six months ended November 30, 2004 from $81.5 million for the six months ended November 30, 2003. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the inclusion of the results of the 2004 acquisitions for a full six months in fiscal 2005; overall, the average pay rate per hour increased by 7.6% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) decreased from 61.0% for the six months ended November 30, 2003 to 60.1% for the six months ended November 30, 2004. The favorable change in the direct cost of services percentage was the result of improvement in the ratio of direct associate salary expense compared to hourly revenue generated, as reflected by the improved average bill rate per hour over average pay rate per hour, and the increase in conversion fees and software revenue (revenues with little or no direct cost of services). These favorable factors were offset by the greater impact of the international operations with a higher direct cost of services percentage and the increase in volume of zero margin client expense reimbursements as the Company’s projects requiring associate travel increased significantly.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.7 million, or 41.5%, to $53.4 million for the six months ended November 30, 2004 from $37.7 million for the six months ended November 30, 2003. This increase was primarily attributable to the 2004 acquisitions. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 436 at the end of the first half of fiscal 2004 to 529 at the end of the first half of fiscal 2005. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated or expanded offices. Other increases in spending in the first six months of fiscal 2005 were: bonus expense as a result of the Company’s improved revenue results; bad debt expense in line with its receivable growth; recognition of the cost for the severance agreement of a senior executive in the Netherlands practice; and recruiting expense to support the need for an increased number of associates. However, despite the increase in amount spent, selling, general and administrative expenses decreased as a percentage of revenue from 28.2% for the six months ended November 30, 2003 to 21.1% for the six months ended November 30, 2004.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $822,000 in the first half of fiscal 2005 compared to $698,000 in the prior year’s first half. The increase is related to the 2004 acquisitions. In the first half of fiscal 2004, an estimate was made of the amount of intangibles related to the 2004 acquisitions. During the third quarter of fiscal 2004, the Company completed its allocation of the purchase price of the acquisitions, and considered a number of factors in performing this valuation, including a valuation of identifiable intangible assets.

Depreciation expense increased from $820,000 for the six months ended November 30, 2003 to $1.1 million for the six months ended November 30, 2004. This increase reflects the increased depreciation from assets acquired in the 2004 acquisitions, the other offices relocated or expanded since November 2003 and investments in information technology.

Interest Income. During the first half of fiscal 2005, interest income was $715,000 compared to interest income of $275,000 in the six months ended November 30, 2003. The increase in interest income is a combination of a higher average cash balance available for investment during the first six months of fiscal 2005 and improved interest rates available year over year.

Income Taxes. The provision for income taxes increased from $5.3 million for the six months ended November 30, 2003 to $18.9 million for the six months ended November 30, 2004 as a result of the increase in the Company’s pre-tax income and a slight increase in the effective tax rate for fiscal 2005. The effective tax rates were approximately 41.0% and 40.5% for the six months ended November 30, 2004 and 2003, respectively, which differ from the federal statutory rate primarily due to state taxes, net of federal benefit.

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

The Company’s original August 2001 $10.0 million unsecured revolving credit facility with Bank of America has been replaced effective March 26, 2004 with a new $10.0 million unsecured revolving credit facility with substantially the same terms (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of November 30, 2004, the Company had no outstanding borrowings under the revolving credit facility and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $26.7 million for the six months ended November 30, 2004 compared to $4.6 million for the six months ended November 30, 2003. Cash provided by operations resulted primarily from the increase in net income in the first six months of fiscal 2005 to $27.2 million. Other components of the net increase in cash provided by operations were an increase in the accrual for the Company’s income tax obligations and a higher accrued salary balance as a result of the Company’s growth. These favorable impacts on operating cash were offset by growth in the Company’s accounts receivable balance in fiscal 2005 of $13.7 million, reflecting the Company’s higher revenue in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. The Company’s working capital includes $59.5 million in cash and cash equivalents as of November 30, 2004.

Net cash used in investing activities was $24.6 million for the first six months of fiscal 2005 compared to $26.2 million in the first six months of fiscal 2004. The Company used a net amount of approximately $1.9 million in cash in the first six months of fiscal 2005 to complete the acquisition of an 80% interest in Nordic Spring and pay related transaction costs. In the prior year first six months, the Company used approximately $30.8 million for the 2004 acquisitions and related transaction costs. In addition, the Company spent approximately $1.6 million on leasehold improvements, office equipment and information technology upgrades in the first six months of fiscal 2005, up from $453,000 in the previous year’s first six months. In the first half of the prior year, the Company had a net redemption of $5 million in long-term investments ; in the current year first six months, the Company has invested a net of $21 million in securities with a maturity greater than one year.

Net cash provided by financing activities totaled $4.8 million for the six months ended November 30, 2004 compared to $4.5 million for the comparable prior year period. Fewer stock options were exercised in the first six months of fiscal 2005 compared to the prior year comparable period, but this was offset by higher proceeds from the Company’s Employee Stock Purchase Plan.

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

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 1.5 million shares of our common stock. As of November 30, 2004, we had not repurchased any shares of our common stock under this program.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The Company will be required to implement the new pronouncement beginning in fiscal 2006.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million from $191.5 million in fiscal 2001, but then rebounded in fiscal 2003 to revenue of $202.0 million. Although revenue increased in fiscal 2004 by 37% compared to fiscal 2003 (excluding revenue from the 2004 acquisitions), and revenue has increased in the first six months of fiscal 2005 compared to the prior year first six months, there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of recent growth emanates from clients’ demands related to initial compliance with certain sections of Sarbanes. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

We are aware of other companies using the name “Resources Connection” or some variation thereof. The existence of these companies may confuse our clients, thereby impeding our ability to build our brand identity. To avoid confusion, we are changing the name of the operating company effective January 10, 2005 to Resources Global Professionals and that could entail risks. The name change to Resources Global Professionals may also create risk to the Company if it causes confusion in the marketplace or is not well received by our clients.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the second quarter of fiscal 2005, we had approximately $98.5 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of second quarter of fiscal 2005, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended November 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On October 15, 2004, the Company held its annual meeting of stockholders. The following matters were presented to stockholders for ratification:

1.	The election of three directors. The vote for each director was as follows:

Nominee	Shares For	Shares Withheld
Neil Dimick	20,586,360	798,985
Karen M. Ferguson	20,610,213	775,132
Julie Hill	20,262,153	1,123,192

The continuing directors, whose terms of office did not expire at the meeting, are Stephen J. Giusto, Donald B. Murray, A. Robert Pisano, Gerald Rosenfeld, John C. Shaw and Jolene Sykes.

2.	The approval of a proposal to amend the Company’s Second Restated Certification of Incorporation to increase the number of authorized shares of common stock to 70,000,000.

Shares For	Shares Withheld	Abstain
19,630,623	1,736,819	14,767

3.	The approval of the Company’s 2004 Performance Incentive Plan.

Shares For	Shares Withheld	Abstain
13,365,487	6,661,802	4,797

4.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

Shares For	Shares Withheld	Abstain
21,107,103	270,801	4,306

Item	5. Other Information

None.

Item 6. Exhibits

a) Exhibits

10.20	Resources Connection, Inc. 2004 Performance Incentive Plan

10.21	Amended and Restated Certificate of Incorporation of Resources Connection, Inc.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 5, 2005	/s/ Donald B. Murray
Donald B. Murray President and Chief Executive Officer

Date: January 5, 2005	/s/ Stephen J. Giusto
Stephen J. Giusto Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)