Form 10-Q
period 2005-02-28
RESOURCES CONNECTION INC
filed 2005-04-07
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

As of April 1, 2005, 47,585,304 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28, 2005	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$66,834,000	$50,126,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,682,000 and $3,262,000 as of February 28, 2005 and May 31, 2004, respectively	79,793,000	59,766,000
Prepaid expenses and other current assets	2,618,000	3,955,000
Prepaid income taxes	—	535,000
Deferred income taxes	3,674,000	3,674,000

Total current assets	152,919,000	118,056,000
Investments in marketable securities	42,000,000	18,000,000
Goodwill	79,228,000	76,048,000
Intangible assets, net	4,064,000	5,005,000
Property and equipment, net	7,997,000	6,655,000
Other assets	2,750,000	2,499,000

Total assets	$288,958,000	$226,263,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,315,000	$13,700,000
Accrued salaries and related obligations	29,153,000	27,059,000
Income taxes payable and other liabilities	6,052,000	482,000

Total current liabilities	52,520,000	41,241,000
Deferred income taxes	4,658,000	4,688,000

Total liabilities	57,178,000	45,929,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 140,000,000 and 70,000,000 shares authorized; 47,831,000 and 23,355,000 shares issued; and 47,523,000 and 23,201,000 outstanding as of February 28, 2005 and May 31, 2004, respectively	478,000	233,000
Additional paid-in capital	118,800,000	108,849,000
Deferred stock compensation	—	(168,000)
Accumulated other comprehensive gain	1,252,000	514,000
Retained earnings	111,554,000	71,210,000
Treasury stock at cost, 308,000 and 154,000 shares at February 28, 2005 and May 31, 2004, respectively	(304,000)	(304,000)

Total stockholders’ equity	231,780,000	180,334,000

Total liabilities and stockholders’ equity	$288,958,000	$226,263,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenue	$135,199,000	$87,758,000	$387,627,000	$221,315,000
Direct cost of services, primarily payroll and related taxes for professional services employees	82,874,000	54,353,000	234,659,000	135,828,000

Gross profit	52,325,000	33,405,000	152,968,000	85,487,000
Selling, general and administrative expenses	29,600,000	22,724,000	82,951,000	60,424,000
Amortization of intangible assets	477,000	514,000	1,299,000	1,212,000
Depreciation expense	529,000	507,000	1,639,000	1,327,000

Income from operations	21,719,000	9,660,000	67,079,000	22,524,000
Interest income	586,000	147,000	1,301,000	422,000

Income before provision for income taxes	22,305,000	9,807,000	68,380,000	22,946,000
Provision for income taxes	9,145,000	4,021,000	28,036,000	9,342,000

Net income	$13,160,000	$5,786,000	$40,344,000	$13,604,000

Net income per common share:
Basic	$0.28	$0.13	$0.86	$0.30

Diluted	$0.26	$0.12	$0.80	$0.29

Weighted average common shares outstanding:
Basic	47,359,000	45,526,000	46,929,000	45,214,000

Diluted	50,968,000	48,280,000	50,382,000	47,700,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended
	February 28, 2005	February 29, 2004
COMMON STOCK—SHARES:
Balance at beginning of period	23,355,000	22,251,000
Exercise of stock options	475,000	778,000
Issuance of common stock for the acquisition of Nordic Spring	32,000	—
Issuance of common stock under Employee Stock Purchase Plan	71,000	70,000

Common stock split	23,898,000	—

Balance at end of period	47,831,000	23,099,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$233,000	$222,000
Exercise of stock options	5,000	9,000
Issuance of common stock under Employee Stock Purchase Plan	1,000	—
Common stock split	239,000	—

Balance at end of period	$478,000	$231,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$108,849,000	$86,676,000
Exercise of stock options	7,706,000	9,514,000
Issuance of common stock for the acquisition of Nordic Spring	547,000	—
Issuance of common stock under Employee Stock Purchase Plan	1,937,000	1,395,000
Forfeiture of restricted stock and stock options	—	(14,000)
Common stock split	(239,000)	—

Balance at end of period	$118,800,000	$97,571,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(168,000)	$(480,000)
Forfeiture of restricted stock and stock options	—	14,000
Amortization of deferred stock compensation	168,000	228,000

Balance at end of period	$—	$(238,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$514,000	$293,000
Translation adjustments	738,000	409,000

Balance at end of period	$1,252,000	$702,000

NOTES RECEIVABLE FROM STOCKHOLDERS:
Balance at beginning of period	$—	$(55,000)
Repayment of notes receivable	—	55,000

Balance at end of period	$—	$—

RETAINED EARNINGS:
Balance at beginning of period	$71,210,000	$46,876,000
Net income	40,344,000	13,604,000

Balance at end of period	$111,554,000	$60,480,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(154,000)	(141,000)
Common stock split	(154,000)	—
Repurchase of shares	—	(13,000)

Balance at end of period	(308,000)	(154,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(304,000)	$(1,000)
Repurchase of shares	—	(302,000)

Balance at end of period	$(304,000)	$(303,000)

COMPREHENSIVE INCOME:
Net income	$40,344,000	$13,604,000
Translation adjustment	738,000	409,000

Total comprehensive income	$41,082,000	$14,013,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28, 2005	February 29, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$40,344,000	$13,604,000
Adjustments to reconcile net income to net cash provided by operating activities :

Depreciation and amortization	2,938,000	2,539,000
Amortization of deferred stock compensation	168,000	228,000
Bad debt expense	1,923,000	1,207,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(20,241,000)	(21,532,000)
Prepaid expenses and other current assets	1,522,000	1,263,000
Income taxes	5,858,000	4,051,000
Other assets	(138,000)	850,000
Accounts payable and accrued expenses	2,338,000	521,000
Accrued salaries and related obligations	1,504,000	(983,000)
Other liabilities	(262,000)	144,000

Net cash provided by operating activities	35,954,000	1,892,000

Cash flows from investing activities:
Redemption of marketable securities	16,000,000	28,000,000
Purchase of marketable securities	(40,000,000)	(27,000,000)
Purchase of Nordic Spring, net of cash acquired and including transaction costs	(2,331,000)	—
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	—	(27,643,000)
Purchase of policyIQ, including transaction costs	—	(2,056,000)
Purchase of Deloitte Re:sources Pty, including transaction costs	—	(1,078,000)
Purchases of property and equipment	(2,834,000)	(1,922,000)

Net cash used in investing activities	(29,165,000)	(31,699,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,711,000	9,523,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,938,000	1,395,000
Repurchase of treasury stock	—	(302,000)
Repayment of notes receivable from stockholders	—	55,000

Net cash provided by financing activities	9,649,000	10,671,000

Effect of exchange rate changes on cash	270,000	(173,000)

Net increase (decrease) in cash	16,708,000	(19,309,000)
Cash and cash equivalents at beginning of period	50,126,000	48,078,000

Cash and cash equivalents at end of period	$66,834,000	$28,769,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended February 28, 2005 and February 29, 2004

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection announced on January 10, 2005 that it was formally changing the name of its operating entities to Resources Global Professionals (“Resources Global” or “the Company”) to better reflect Resources Connection’s global capabilities. Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and nine foreign subsidiaries. LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries, provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management and legal services on a project basis. RAS commenced business formally in June 2002 and assists clients with internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Canada, France, Hong Kong, Japan, the Netherlands, Sweden, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the third quarter of fiscal 2005 and 2004, each consisting of 13 weeks, were February 26, 2005 and February 28, 2004, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or February 28, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months and nine months ended February 28, 2005 and February 29, 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $42.0 million in investments classified as long-term as of February 28, 2005 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

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

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma income per share would have been as follows:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income, as reported	$13,160,000	$5,786,000	$40,344,000	$13,604,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,954,000)	(2,152,000)	(6,278,000)	(4,857,000)

Pro forma net income	$11,206,000	$3,634,000	$34,066,000	$8,747,000

Net income per share:
Basic-as reported	$0.28	$0.13	$0.86	$0.30

Basic-pro forma	$0.24	$0.08	$0.73	$0.19

Diluted-as reported	$0.26	$0.12	$0.80	$0.29

Diluted-pro forma	$0.22	$0.08	$0.68	$0.18

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current quarter presentation.

3. Stockholders’ Equity

On February 8, 2005, the board of directors approved a two-for-one split of our common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on February 18, 2005 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on March 1, 2005. Earnings per share for prior periods presented have been restated in the accompanying financial statements to reflect this split.

4. Net Income Per Share

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

Potential common shares totaling 1,386,000 were not included in the diluted earnings per share amounts for the three months ended February 28, 2005 as their effect would have been anti-dilutive. There were no anti-dilutive potential common shares for the three months ended February 29, 2004. For the three months ended February 28, 2005 and February 29, 2004, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,609,000 and 2,754,000, respectively.

Potential common shares totaling 631,000 and 1,076,000 were not included in the diluted earnings per share amounts for the nine months ended February 28, 2005 and February 29, 2004, respectively, as their effect would have been anti-dilutive. For the nine months ended February 28, 2005 and February 29, 2004, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,453,000 and 2,486,000, respectively.

5. Acquisition

On August 27, 2004, the Company acquired approximately 80% of the shares of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $3.9 million. This acquisition expands the Company’s European footprint into the Nordic/Scandinavian region. Consideration paid consisted of approximately $3.1 million in cash, $250,000 in transaction costs directly attributable to the acquisition and approximately 32,000 shares of common stock with a fair value of approximately $500,000. For purposes of computing the purchase price, the value of the common stock of $17.15 was determined by taking the average closing price of the Company’s common stock as quoted on NASDAQ between August 25, 2004 and August 31, 2004. The acquisition agreement also provides for an additional earn-out payment if Nordic Spring meets certain financial goals for calendar year 2004. The final calculation of this earn-out has not been completed, but is expected to be finalized by the end of the Company’s fiscal fourth quarter. The Company has the obligation to purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) for fiscal 2006 and will consist of consideration of 50% in cash and 50% in the Company’s common stock.

In the third quarter of fiscal 2005, the Company recognized $38,000 as the minority interest in the operating results of Nordic Spring for the quarter and $68,000 for the nine months ended February 28, 2005; such amount is included in the Company’s “selling, general and administrative expenses” in the Consolidated Statements of Income for the three and nine months ended February 28, 2005 and the related liability is included in “other liabilities” in the Consolidated Balance Sheet as of February 28, 2005.

In accordance with SFAS No. 141, “Business Combinations”, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. During the third quarter, the Company, with the assistance of an independent appraiser, completed the identification of intangible assets acquired in the transaction. The Company has assigned approximately $400,000 of the purchase price to amortizable intangibles, consisting of non-competition agreements, contractually based customer relationships and the acquired database of potential associates. These intangibles are being amortized over two to four years. Approximately $3.2 million of the excess purchase price has been allocated to goodwill. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

6. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of February 28, 2005			As of May 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$5,010,000	$(2,148,000)	$2,862,000	$4,849,000	$(1,170,000)	$3,679,000
Associate and customer database (1 – 5 years)	1,759,000	(1,036,000)	723,000	1,734,000	(878,000)	856,000
Non-compete agreements (1 –4 years)	802,000	(658,000)	144,000	630,000	(630,000)	—
Developed technology (3 years)	520,000	(267,000)	253,000	520,000	(132,000)	388,000
Trade name and trademark (indefinite life)	82,000	—	82,000	82,000	—	82,000

Total	$8,173,000	$(4,109,000)	$4,064,000	$7,815,000	$(2,810,000)	$5,005,000

Goodwill (indefinite life)	$83,845,000	$(4,617,000)	$79,228,000	$80,665,000	$(4,617,000)	$76,048,000

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

The Company recorded amortization expense of $477,000 and $514,000 for the three months ended February 28, 2005 and February 29, 2004, respectively and $1,299,000 and $1,212,000 for the nine months ended February 28, 2005 and February 29, 2004. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2005, 2006, 2007, 2008 and 2009 is $1,744,000, $1,739,000, $1,380,000, $382,000 and $36,000, respectively.

The following is a roll forward of the Company’s goodwill balance:

	Gross	Accumulated Amortization	Net
Goodwill, as of May 31, 2004	$80,665,000	$(4,617,000)	$76,048,000
Acquisitions	3,180,000	—	3,180,000

Goodwill, as of February 28, 2005	$83,845,000	$(4,617,000)	$79,228,000

7. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1 of the Company’s 2004 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three and nine months ended February 28, 2005 and February 29, 2004 (revenue for the nine months ended February 29, 2004 includes the Netherlands from July 15, 2003).

	Revenue for the three months ended		Revenue for the nine months ended		Long-Lived Assets as of
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004	February 28, 2005(1)	May 31, 2004(1)
United States	$107,535,000	$68,616,000	$317,275,000	$179,070,000	$6,435,000	$4,890,000
The Netherlands	15,296,000	13,415,000	39,567,000	30,592,000	947,000	1,202,000
Other	12,368,000	5,727,000	30,785,000	11,653,000	615,000	563,000

Total	$135,199,000	$87,758,000	$387,627,000	$221,315,000	$7,997,000	$6,655,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

8. Recent Accounting Pronouncements

In October 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not expect to apply this provision based upon its preliminary evaluation.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. The Company will be required to implement the new pronouncement beginning in its second quarter of fiscal 2006. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R), while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123 (R) and expects the adoption of SFAS 123 (R) to have a material impact on its consolidated financial position and results of operation. The Company has not determined the method of adoption or whether the adoption will result in amounts similar to the current pro forma disclosures under the original SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and must be adopted by the Company for the three months ended November 30, 2005. The Company is currently evaluating the requirements of SFAS 153 but does not expect it to have a material impact on its consolidated results of operation or financial position.

9. Subsequent Event

In October 2002, the board of directors approved a stock repurchase program, authorizing the repurchase of up to 3.0 million shares of our common stock. As of February 28, 2005, we had not repurchased any shares of our common stock under this program. However, on March 31, 2005, the Company purchased 100,000 shares of our common stock at an average price of $20.94 per share for a total of approximately $2.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2004 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global Professionals is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as compensation program design and implementation; 4) internal audit services, (provided via our subsidiary Resources Audit Solutions or “RAS”) such as documenting internal controls and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing; and 6) legal services, that provides attorneys, paralegals and contract managers to assist clients and law firms with project-based or peak period needs.

We began operations in June 1996 as a division of Deloitte & Touche and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the Nasdaq National Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s global capabilities across a base of more than 1,600 clients within 37 countries.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service lines.

Fiscal Year	Number of Domestic Offices Opened	International Operations Established	Service Line Established
1997 (initial year)	Nine		Accounting and finance

1998	Nine

1999	Ten		Information management

2000	Four	Toronto, Canada; Taipei, Taiwan; Hong Kong, People’s Republic of China	Human resources management

2001	Nine	London, England

2002	Two

2003	Six	Birmingham, England	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	The Netherlands (5 locations via acquisition); Melbourne & Sydney, Australia (via acquisition); Tokyo, Japan

2005	One opened in second quarter; two consolidation closures	Stockholm, Sweden (via acquisition); Paris, France	Legal

In the first quarter of fiscal 2004, we completed three transactions (the “2004 acquisitions”) to enhance our international presence as well as our ability to assist clients with their compliance efforts under Sarbanes. The largest of the three transactions was the all-cash acquisition for $29.8 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Connection.NL BV (“RC.NL”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provides a foundation in continental Europe and allows us to market to our current and prospective multinational clients seeking an alternative to the Big Four firms, particularly in light of concerns about auditor independence. RC.NL, which had seven offices at the date of acquisition, has consolidated two of the offices, in an effort to streamline operations and reduce costs during the European economic slowdown. RC.NL contracted with, or employed, over 268 professional service associates on assignment as of February 28, 2005.

In addition to the European expansion driven by the acquisition of RC.NL, we also acquired the operations of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu Australia in an all-cash transaction for $1 million on June 1, 2003. We originally launched the subsidiary, now renamed Resources Connection Australia Pty. Ltd., in 1998 on behalf of the Deloitte Touche Tohmatsu Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

In July 2003, we acquired the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume. policyIQ is a tool that our clients can use to assist in complying with Sarbanes, among other initiatives.

On August 27, 2004, the Company acquired approximately 80% of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $3.9 million. This acquisition expanded the Company’s European footprint into the Nordic/Scandinavian region. Consideration paid consisted of approximately $3.1 million in cash, $250,000 in transaction costs directly attributable to the acquisition and approximately 32,000 shares of common stock with a fair value of approximately $500,000. The acquisition agreement also provides for an additional earn-out payment if Nordic Spring meets certain financial goals for calendar year 2004. The final calculation of this earn-out has not been completed, but is expected to be finalized by the end of the Company’s fiscal fourth quarter. The Company has the obligation to purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) for fiscal 2006 and will consist of consideration of 50% in cash and 50% in the Company’s common stock.

As of February 28, 2005, we served our clients through 48 offices in the United States and 15 offices abroad.

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

Three Months Ended February 28, 2005 Compared to Three Months Ended February 29, 2004

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $47.4 million, or 54.0%, to $135.2 million for the three months ended February 28, 2005 from $87.8 million for the three months ended February 29, 2004. This increase was triggered by the continued expansion of our scope of services and improved overall demand for our services, resulting in more billable hours for our associates and improvement in rate per hour. We believe our business expanded by increasing market awareness of our ability to provide those types of services. In particular, RAS engagements increased significantly in the quarter. We believe one of the reasons for the increase in RAS engagements is the need generated by companies with calendar year-end deadlines for compliance with Sarbanes. Additional regulatory changes, such as the New York Stock Exchange requirement that all listed companies maintain or create an internal audit department, may generate opportunities for expanding our services. As calendar year 2004 filers with the Securities and Exchange Commission complete their initial Sarbanes filings, we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have offered during the initial phase of compliance with Sarbanes. Average bill rates improved by 9.1% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,980 at the end of the third quarter of fiscal 2004 to 2,582 at the end of the third quarter of fiscal 2005.

Revenue for domestic United States offices improved 56.7% or $38.9 million from $68.6 million for the three months ended February 29, 2004 to $107.5 million for the three months ended February 28, 2005. While general economic conditions have improved in the United States in the third quarter of fiscal 2005 compared to fiscal 2004, the market of our Dutch practice remains difficult. Revenue for the Dutch practice improved 14.2% or $1.9 million, from $13.4 million for the three months ended February 29, 2004 to $15.3 million for the three months ended February 28, 2005. Approximately $800,000 of the increase in Dutch revenues was from the impact of foreign currency translation due to the weaker U.S. dollar during the quarter compared to the prior year third quarter. The other international offices’ revenue grew 117.5% or $6.7 million, from $5.7 million for the three months ended February 29, 2004 to $12.4 million for the three months ended February 28, 2005.

Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

We operated 63 and 66 offices in the third quarters of fiscal 2005 and fiscal 2004, respectively. The decrease in the number of offices reflects the consolidation of offices with operations within contiguous areas of the United States and the Netherlands since the third quarter of fiscal 2004.

Direct Cost of Services. Direct cost of services increased $28.5 million, or 52.4%, to $82.9 million for the three months ended February 28, 2005 from $54.4 million for the three months ended February 29, 2004. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 6.9% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.3% and 62.0% for the three months ended February 28, 2005 and February 29, 2004, respectively. The favorable change in the direct cost of services percentage was the result of improvement in the ratio of direct associate salary expense compared to hourly revenue generated, as reflected by the increase in average bill rate per hour in the quarter as compared to the average pay rate per hour, and the increase in conversion fees and software revenue (revenues with little or no direct cost of services). These favorable improvements in the direct cost of services percentage were partially offset by the increase in volume of zero margin client expense reimbursements between the third quarter of fiscal 2004 and fiscal 2005, as the Company’s projects requiring associate travel increased significantly.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of revenue from 25.9% for the quarter ended February 29, 2004 to 21.9% for the quarter ended February 28, 2005 as a result of improved leverage. Selling, general and administrative expenses increased $6.9 million, or 30.4%, to $29.6 million for the three months ended February 28, 2005 from $22.7 million for the three months ended February 29, 2004. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 455 at the end of the third quarter of fiscal 2004 to 563 at the end of the third quarter of fiscal 2005. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated or expanded offices and from an increase in bonus expense as a result of the Company’s improved revenue results. These increases were partially offset by a reduction in the amount of bad debt expense recorded in the fiscal 2005 quarter after review of the Company’s accounts receivable.

The Company anticipates its selling, general and administrative expenses to continue to increase in the remaining quarter of fiscal 2005, as it recruits certain key management positions, to support and grow the current revenue level. However, there can be no assurance that the Company will be able to recruit and identify appropriate candidates.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $477,000 in the third quarter of fiscal 2005 compared to $514,000 in the prior year’s third quarter. Since the Company’s third quarter of fiscal 2004, some of the intangible assets identified in previous Company purchases have been fully amortized. The lack of amortization on these assets has been offset partially by the completion of the purchase price allocation in the third quarter of fiscal 2005 that identified intangible assets of Nordic Spring. The Company has assigned approximately $400,000 of the purchase price to amortizable intangibles, consisting of non-competition agreements, contractually based customer relationships and the acquired database of potential associates. These intangibles are being amortized over two to four years.

Depreciation expense increased from $507,000 for the three months ended February 29, 2004 to $529,000 for the three months ended February 28, 2005. This increase reflects the impact of depreciation related to the offices relocated or expanded since February 2004 and investments in information technology.

Interest Income. During the third quarter of fiscal 2005, interest income was $586,000 compared to interest income of $147,000 in the quarter ended February 29, 2004. The increase in interest income is a combination of a higher average cash balance available for investment in the third quarter of fiscal 2005 and the improved interest rates available year over year. The Company earned approximately 2.3%, annualized, on its investments during the quarter.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of February 28, 2005, the Company has $42 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds mature through February 2007 and have coupon rates ranging from 2.0% to 3.7%. These investments have been classified in the February 28, 2005 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $4.0 million for the three months ended February 29, 2004 to $9.1 million for the three months ended February 28, 2005 as a result of the increase in the Company’s pre-tax income. The effective tax rate was approximately 41.0% for both the three months ended February 28, 2005 and February 29, 2004, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Nine Months Ended February 28, 2005 Compared to Nine Months Ended February 29, 2004

The comments regarding the consolidated results of operation for the nine months ended February 28, 2005 discussed below include the results of operations for Nordic Springs from August 27, 2004 through February 28, 2005. The results of operations for the nine months ended February 29, 2004 include the results of operations of the following acquisitions for the following periods: for Resources Connection Australia Pty Ltd, a full nine months of results of operations; for RC.NL, results of operations from July 15, 2003 through February 29, 2004; and for policyIQ, results of operations from July 30, 2003 through February 29, 2004.

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $166.3 million, or 75.1%, to $387.6 million for the nine months ended February 28, 2005 from $221.3 million for the nine months ended February 29, 2004. In the prior year first nine months, the 2004 acquisitions provided $35.9 million in additional revenues. In the current year first nine months, increased revenue was triggered by the continued expansion of our scope of services resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded in all of our service lines by increasing market awareness of our ability to provide those types of services. In particular, RAS engagements increased significantly in the first nine months of fiscal 2005. We believe one of the reasons for the increase in RAS engagements is the need generated by companies with calendar year-end deadlines for compliance with Sarbanes. Overall bill rates improved by 9.2% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 1,980 at the end of the third quarter of fiscal 2004 to 2,582 at the end of the third quarter of fiscal 2005.

Revenue for domestic United States offices improved 77.2% or $138.2 million from $179.1 million for the nine months ended February 29, 2004 to $317.3 million for the nine months ended February 28, 2005. Revenue for the Dutch practice improved 29. 4% or $9.0 million, from $30.6 million for the nine months ended February 29, 2004 to $39.6 million for the nine months ended February 28, 2005; however, the February 29, 2004 results include amounts only from July 15, 2003 (date of acquisition). Approximately $2.8 million of the increase in Dutch revenues was from the impact of foreign currency translation due to the weaker U.S. dollar during fiscal 2005 compared to fiscal 2004. The other international offices’ revenue grew 163.2% or $19.1 million, from $11.7 million for the nine months ended February 29, 2004 to $30.8 million for the nine months ended February 28, 2005. Approximately $1.6 million of the increase in the other international revenues was from the impact of foreign currency translation due to the weaker U.S. dollar during fiscal 2005 compared to fiscal 2004. Nevertheless, all international practices enjoyed growth, particularly in the United Kingdom, Japan, Canada and Hong Kong. The fiscal 2005 results include two quarters of operations for the Nordic Spring practice acquired in Sweden in August 2004.

We operated 63 offices during the first nine months of fiscal 2005 compared with 66 offices during the first nine months of the previous fiscal year. The decrease in the number of offices reflects the consolidation of offices with operations within contiguous areas of the United States and the Netherlands since the third quarter of fiscal 2004.

Direct Cost of Services. Direct cost of services increased $98.9 million, or 72.8%, to $234.7 million for the nine months ended February 28, 2005 from $135.8 million for the nine months ended February 29, 2004. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the inclusion of the results of the 2004 acquisitions for a full nine months in fiscal 2005; overall, the average pay rate per hour increased by 7.0% year-over-year. The direct cost of services percentage decreased from 61.4% for the nine months ended February 29, 2004 to 60.6% for the nine months ended February 28, 2005. The favorable change in the direct cost of services percentage was the result of improvement in the ratio of direct associate salary expense compared to hourly revenue generated, as reflected by the improved average bill rate per hour over average pay rate per hour, the increase in conversion fees and software revenue (revenues with little or no direct cost of services), and, to a lesser extent, spreading certain variable costs, such as health and dental insurance, over a larger revenue base helped improve the direct cost of services percentage. These favorable factors were offset by the greater impact of the international operations with a higher direct cost of services percentage (higher than the Company’s targeted 60.0%) and the increase in volume of zero margin client expense reimbursements as the Company’s projects requiring associate travel increased significantly.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.6 million, or 37.4%, to $83.0 million for the nine months ended February 28, 2005 from $60.4 million for the nine months ended February 29, 2004. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 455 as of February 29, 2004 to 563 as of February 28, 2005. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated or expanded offices. Other increases in spending in the first nine months of fiscal 2005 were: bonus expense as a result of the Company’s improved revenue results; bad debt expense in line with its receivable growth; recognition of the cost for the severance agreement of a senior executive in the Netherlands practice; and recruiting expense to support the need for an increased number of associates. However, despite the increase in amount spent, selling, general and administrative expenses decreased as a percentage of revenue from 27.3% for the nine months ended February 29, 2004 to 21.4% for the nine months ended February 28, 2005.

Amortization and Depreciation Expense. Amortization of intangible assets increased to $1.3 million in the first nine months of fiscal 2005 compared to $1.2 million in the prior year’s first nine months. The slight increase was caused by the initial amortization of intangibles associated with the purchase of Nordic Spring, offset by the full amortization of certain of the intangibles associated with the 2004 acquisitions.

Depreciation expense increased from $1.3 million for the nine months ended February 29, 2004 to $1.6 million for the nine months ended February 28, 2005. This increase reflects the increased depreciation from assets acquired in the 2004 acquisitions, the other offices relocated or expanded since February 2004 and investments in information technology.

Interest Income. During the first nine months of fiscal 2005, interest income was $1.3 million compared to interest income of $422,000 in the nine months ended February 29, 2004. The increase in interest income is a combination of a higher average cash balance available for investment during the first nine months of fiscal 2005 and improved interest rates available year over year.

Income Taxes. The provision for income taxes increased from $9.3 million for the nine months ended February 29, 2004 to $28.0 million for the nine months ended February 28, 2005 as a result of the increase in the Company’s pre-tax income and a slight increase in the effective tax rate for fiscal 2005. The effective tax rates were approximately 41.0% and 40.7% for the nine months ended February 28, 2005 and February 29, 2004, respectively, which differ from the federal statutory rate primarily due to state taxes, net of federal benefit.

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

The Company’s original August 2001 $10.0 million unsecured revolving credit facility with Bank of America has been replaced effective March 26, 2004 with a new $10.0 million unsecured revolving credit facility with substantially the same terms (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of February 28, 2005, the Company had no outstanding borrowings under the revolving credit facility and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $36.0 million for the nine months ended February 28, 2005 compared to $1.9 million for the nine months ended February 29, 2004. Cash provided by operations resulted primarily from the increase in net income in the first nine months of fiscal 2005 to $40.3 million. Other components of the net increase in cash provided by operations were an increase in the accrual for the Company’s income tax obligations and a higher accrued salary balance as a result of the Company’s growth. These favorable impacts on operating cash were offset by growth in the Company’s accounts receivable balance in fiscal 2005 of $20.2 million, reflecting the Company’s higher revenue in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. The Company’s working capital includes $66.8 million in cash and cash equivalents as of February 28, 2005.

Net cash used in investing activities was $29.2 million for the first nine months of fiscal 2005 compared to $31.7 million in the first nine months of fiscal 2004. The Company used a net amount of approximately $2.3 million in cash in the first nine months of fiscal 2005 to complete the acquisition of an 80% interest in Nordic Spring and pay related transaction costs. In the prior year first nine months, the Company used approximately $30.8 million for the 2004 acquisitions and related transaction costs. In addition, the Company spent approximately $2.8 million on leasehold improvements, office equipment and information technology upgrades in the first nine months of fiscal 2005, up from $1.9 million in the previous year’s first nine months. In the first nine months of the prior year, the Company had a net redemption of $1 million in long-term investments; in the current year first nine months, the Company has invested a net of $24 million in securities with a maturity greater than one year.

Net cash provided by financing activities totaled $9.6 million for the nine months ended February 28, 2005 compared to $10.7 million for the comparable prior year period. Fewer stock options were exercised and less stock was purchased via the Company’s Employee Stock Purchase Plan in the first nine months of fiscal 2005 compared to the prior year period.

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

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to 3.0 million shares of our common stock. As of February 28, 2005, we had not repurchased any shares of our common stock under this program. However, on March 31, 2005, the Company purchased 100,000 shares of our common stock at an average price of $20.94 per share for a total of approximately $2.1 million.

Recent Accounting Pronouncements

In October 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not expect to apply this provision based upon its preliminary evaluation.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. The Company will be required to implement the new pronouncement beginning in its second quarter of fiscal 2006. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R), while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123 (R) and expects the adoption of SFAS 123 (R) to have a material impact on its consolidated financial position and results of operation. The Company has not determined the method of adoption or whether the adoption will result in amounts similar to the current pro forma disclosures under the original SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and must be adopted by the Company for the three months ended November 30, 2005. The Company is currently evaluating the requirements of SFAS 153 but does not expect it to have a material impact on its consolidated results of operation or financial position.

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

We do not have long-term agreements with our clients for the provision of services. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors’ service offerings, or because of a change in government regulatory requirements, or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of companies that manage their relationship with service providers.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million from $191.5 million in fiscal 2001, but then rebounded in fiscal 2003 to revenue of $202.0 million. Although revenue increased in fiscal 2004 by 37% compared to fiscal 2003 (excluding revenue from the 2004 acquisitions), and revenue has increased in the first nine months of fiscal 2005 compared to the prior year first nine months, there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of recent growth emanates from clients’ demands related to initial compliance with certain sections of Sarbanes. For large companies with calendar year-ends, initial compliance was due in March 2005. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of associates eligible for our offered benefits as their average length of employment with the Company increases;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business; and

•	the timing of acquisitions and related costs, such as compensation charges which fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock could decline.

We may be subject to risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

The Company is required to comply with Section 404 of the Sarbanes-Oxley Act as of the end of its fiscal 2005. The Company is in the process of completing management’s assessment and testing of internal controls, and its auditors have also begun their process aimed at certifying management’s assessment. There can be no assurance about the results of the assessment of the overall adequacy of the Company’s internal controls until both management and the auditors have completed their assessment and certification processes.

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

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of our company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

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

Our clients may be confused by the change in our name to “Resources Global Professionals”.

In January 2005, our operating company began doing business as Resources Global Professionals in order to better reflect our global capabilities across a base of more than 1,600 clients within 37 countries and to avoid confusion with other companies using the name “Resources Connection” or some variation thereof. However, some clients and prospective clients may be confused by this name change or may be unaware that Resources Connection and Resources Global Professionals are the same company. While we believe that the name change enhances our brand identity, there is a risk that confusion over the name change could cause our financial results to suffer.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for U.S. and foreign registrations on this new service mark. We previously have obtained U.S. registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002, as well as certain foreign registrations. We had been aware of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the new operating company name of Resources Global Professionals this year. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we are required to change our name.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the third quarter of fiscal 2005, we had approximately $108.8 million of cash, highly liquid short-term investments and long-term marketable securities. These investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

Foreign Currency Exchange Rate Risk. Prior to fiscal 2004, our foreign operations were not significant to our overall operations, and our exposure to foreign currency exchange rate risk was low. However, as our strategy to continue expanding foreign operations progresses, more of our revenues will be derived from foreign operations denominated in the currency of the applicable markets. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar. Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of third quarter of fiscal 2005, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended February 28, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

a) Description of the Company’s Executive Incentive Plan

The Chief Executive Officer and three Executive Vice Presidents are participants in the Resources Connection, Inc. Executive Incentive Plan for fiscal year 2005. This plan provides for a cash bonus to the participants to be paid after announcement of the Company’s year-end financial results, provided the Company’s revenue equals or exceeds the target level. The amount of the awards is based on revenue and net income levels plus a discretionary amount. The Corporate Governance, Nominating and Compensation Committee (the “Committee”) is responsible for administering the plan, certifying the performance results, and determining the actual award for the Chief Executive Officer. The Chief Executive Officer recommends the discretionary award amounts for the other participants, and these recommendations are reviewed and approved by the Committee.

Item 6. Exhibits

a) Exhibits

10.22	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement

10.23	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands)

10.24	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 7, 2005	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: April 7, 2005	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer, Executive Vice
President of Corporate Development and Secretary
(Principal Financial Officer)