Form 10-K
period 2005-05-31
RESOURCES CONNECTION INC
filed 2005-08-11
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

As of November 27, 2004, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $990,954,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market). As of August 5, 2005, there were approximately 47,741,038 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Report on Form 10-K, “Resources Connection,” “Resources Global Professionals”, “company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31.

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

Overview

Resources Connection is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. On January 10, 2005, we announced that we were formally changing the name of our operating entities to Resources Global Professionals (“the Company”) to better reflect our global capabilities. We assist our clients with discrete projects requiring specialized expertise in accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services, such as documenting internal controls. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, public reporting and with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

We were founded in June 1996 by a team at Deloitte & Touche LLP, (“Deloitte & Touche”) led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Additional founding members include our current chief financial officer, Stephen J. Giusto, then also a Deloitte & Touche partner, and Karen M. Ferguson, the current regional managing director of our East Coast practice offices. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a division of Deloitte & Touche from our inception in June 1996 until January 1997. From January 1997 until April 1999, we operated as a subsidiary of Deloitte & Touche. In April 1999, we completed a management-led buyout. Prior to the management-led buyout, we were unable to provide certain accounting services to audit clients of Deloitte & Touche due to regulatory constraints applicable to us as a part of a Big Four accounting firm. Subsequent to the management-led buyout, we were able to expand the scope of services we provide to our clients.

Our business model combines the client service orientation and commitment to quality of a Big Four accounting firm with the entrepreneurial culture of an innovative, high-growth company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: the increasing global demand for outsourced professional services by corporate clients and a supply of professionals interested in working in a non-traditional professional services firm. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with challenging professional needs.

As of May 31, 2005, we employed approximately 2,600 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal, annual survey conducted in late calendar year 2004, to which approximately 50% of all then active associates responded, 49% of respondents were CPAs, 38% had advanced professional degrees, and the average years of professional experience was about 22. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We have served a diverse client base of over 1,900 clients during fiscal 2005, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients include approximately half of the Fortune 100 and all of the Big Four accounting firms. We have grown revenues from $127.5 million in fiscal 2000 to $537.6 million in fiscal 2005, a five-year compounded annual growth rate, or CAGR, of 33.3% and our income from operations over the same period has increased from $15.6 million to $92.7 million, a five-year CAGR of 42.8%. We have been profitable every year since our inception. As of May 31, 2005, we served our clients through 49 offices in the United States and 16 offices abroad.

In fiscal 2005, we acquired 80% of Nordic Spring Management Consulting AB (“Nordic Spring”) in Sweden for approximately $4.6 million. Using this foundation, we intend to establish a presence in other countries in the Nordic region of Europe. We also expanded our European presence by opening an office in Paris, France. Overall, in fiscal 2005, we generated $435.2 million of our revenue in the United States (81.0% of total revenue), $54.4 million in the Netherlands (10.1% of total revenue), and $48.0 million from offices in eight other countries (8.9% of total revenue); in fiscal 2004, we generated $265.3 million of our revenue in the United States (80.8% of total revenue), $43.8 million in the Netherlands (13.3% of total revenue) and $19.2 million from offices in six other countries (5.9% of total revenue); and in fiscal 2003, we generated $193.9 million of our revenue in the United States (96.0%) and $8.1 million from offices in four other countries (4.0%).

During fiscal 2004, we completed three transactions that increased our ability to serve clients throughout the world. The three transactions completed in the first quarter of fiscal 2004 enhanced our international presence as well as our ability to assist clients with their compliance efforts under Sarbanes. The largest of the three was the all cash acquisition for $29.8 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Global Professionals Europe BV (“RGPE”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provided a foundation in continental Europe and allows us to market to our current and prospective multinational clients seeking an alternative to Big Four firms, particularly in light of concerns about auditor independence. RGPE has five offices in the Netherlands and contracted with, or employed, 289 professional service associates as of May 31, 2005.

In addition to the international expansion driven by the acquisition of RGPE, we also acquired the operations of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu Australia in an all cash deal for $1 million on June 1, 2003. We originally launched the subsidiary, renamed Resources Connection Australia Pty. Ltd. (doing business as Resources Global Professionals Australia), in 1998 on behalf of the Deloitte Touche Tohmatsu Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

Finally, in July 2003, we acquired for $2 million the company that developed policyIQTM, a web-based solution for internal controls documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume over a seven year period. policyIQ is a tool that our clients can use to assist in complying with Sarbanes, among other content management initiatives.

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

Industry Background

Demand for Project Professional Services

Resources Global Professionals’ services address a range of professional areas, with a majority of revenues derived from accounting and finance related services. The market for professional services is broad, and independent data on the size of the market is fragmented. For instance, a study published in the Staffing Industry Report estimated the size of the professional sector of the U.S. staffing market at $87.0 billion in 2005, but this is just a measure of the staffing component of professional services. Other components include, but are not limited to, CPA services and consulting services, each of which address multibillion dollar markets. Because of the corporate scandals documented in the media over the last few years, we believe the market for professional services is changing rapidly and that companies may be more willing to choose alternatives to traditional professional service providers. We believe Resources Global Professionals is a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

•	strategically access specialized skills and expertise;

•	effectively supplement internal resources;

•	increase labor flexibility; and

•	reduce their overall hiring, training and termination costs.

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

The employment alternatives historically available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less flexible hours, extensive travel and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens.

Resources Global Professionals’ Solution

We believe that Resources Global Professionals is positioned to capitalize on the confluence of these industry trends. We believe, based on discussions with our clients, that Resources Global Professionals provides clients seeking project professionals with high-quality services because we are able to combine all of the following:

•	a relationship-oriented approach to assess our clients’ project needs;

•	highly qualified professionals with the requisite skills and experience;

•	competitive rates on an hourly, instead of a per project, basis; and

•	significant client control of their projects.

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced accounting and finance, risk management, human resources management, supply chain, information technology and legal professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•

Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe has been a significant component of our success. Our senior management, virtually all of whom are Big Four alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek associates and management with talent, integrity, enthusiasm and loyalty (“TIEL”) to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified associates and, in turn, attracting clients.

•	Hire and retain highly qualified, experienced associates. We believe our highly qualified, experienced associates provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber associates. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once a project is defined, we identify associates with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength of our client relationships is demonstrated by the fact that all of our largest 50 clients in fiscal 2004 remained clients in fiscal 2005 and we added about $17 million in revenue from those clients in fiscal 2005.

•	Build the Resources Global Professionals’ brand. Our objective is to build Resources Global Professionals’ reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our approximately 2,600 associates on assignment as of May 31, 2005 and almost 600 management and administrative employees. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Global Professionals’ brand.

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

•

Growing our client base. We will continue to focus on attracting new clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts. During this past year, we have seen more revenue growth within larger, existing clients, though we also experienced the addition of new middle market clients. The total number of clients served in 2005 was over 1,900 compared with 1,600 in 2004. The number of clients we served with client service revenues in excess of the million-dollar level increased from just over 50 in fiscal 2004 to over 100 in fiscal 2005. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large companies.

•	Expanding geographically. We plan to expand geographically to meet the demand for project professional services across the world. We believe, based upon our clients’ requests, that there are significant opportunities to grow our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We also expect to add to our existing domestic office network with a few new offices strategically located to meet the needs of our existing clients and to create additional new client opportunities.

•	Providing additional professional services lines. We will continue to explore, and consider entry into, new professional services lines. Since fiscal 1999, we have diversified our professional services lines by entering into the areas of human resources management, information technology, internal audit, supply chain management and legal services. Our considerations when evaluating new professional services lines include growth potential, profitability, cross-marketing opportunities and competition.

Associates

We believe that an important component of our success has been our highly qualified and experienced associates. As of May 31, 2005, we employed or contracted with approximately 2,600 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

Our associates in the United States are employees of Resources Global Professionals. We typically pay each associate an hourly rate, overtime premiums as required by law, and offer benefits, including paid time off and holidays; referral bonus programs; group medical, dental and vision programs, each with an approximate 50% contribution by the associate; a basic term life insurance program; a matching 401(k) retirement plan; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We also have a long-term incentive plan for our associates, that provides the opportunity to earn an annual cash bonus vesting over time. In addition, we offer our associates the ability to participate in the Company’s Employee Stock Purchase Plan. We intend to maintain competitive compensation and benefit programs. Our associates in the United States also include four independent contractors.

Internationally, our associates are a mix between employees and independent contractors. Such arrangements are more common due to the labor laws and customs of the international markets we serve.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2005, we served about 1,900 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2005, our largest client accounted for approximately 5% of our revenue and our 10 largest clients accounted for approximately 18% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2005.

American Honda Financial Corporation	Exelon Corporation
Blue Shield of California	Great West Life and Annuity Life Insurance Company
C&H Sugar	Siemens Corporation
ConocoPhillips	Southwest Airlines
Cummins	Tyco
El Paso Corporation	Zurich North America Commercial

Services and Products

Our current professional services capabilities include accounting and finance, risk management and internal audit, information technology, human resources, supply chain management and legal. In fiscal 2005, our accounting and finance service line was our largest source of revenue. Our engagements are project-based and often last three months or longer. We also provide content management software through policyIQ.

Accounting and Finance

Our accounting and finance services include:

Special Projects:    Our accounting and finance associates work on a variety of special projects including:

•	financial analyses, such as product costing and margin analyses;

•	tax-related projects, such as tax compliance and analysis of tax liabilities resulting from acquisitions; and

•	complex accounting problems, such as large out-of-balance accounts and unreconciled balances.

Sample Engagement:    We provided five associates over a 12-month period to assist a large non-profit health plan in creating a uniform chart of accounts in preparation for an Enterprise Resource Planning (“ERP”) financial system implementation. Our associates were responsible for:

•	acting as a liaison between functional and technical user groups;

•	managing project plans for the respective areas affected by the chart of accounts changes including all financial systems, human resources groups and supply chain departments; and

•	developing the change management plan.

M&A—Divestitures and Carve Outs:    Our accounting and finance associates assist with the following functions for clients involved in divestitures and carve outs:

•	preparation of public filings related to the transactions;

•	carve out audits; and

•	providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board.

Sample Engagement:    We provided more than 20 associates to assist a large energy client with the divestiture of a business unit and the sale of other significant assets. The engagement included three project teams each led by a seasoned project manager assigned to oversee the delivery of our services and provide subject matter expertise. Our associates were responsible for:

•	preparing financial statements and related footnotes for carve out businesses;

•	performing net book value calculations for assets sold and subsequent reconciliation and retirement of sold assets;

•	preparing Securities and Exchange Commission (“SEC”) and other regulatory filings associated with the transactions;

•	researching technical accounting issues related to the transaction;

•	project management of the Sarbanes implementation for the divested business unit; and

•	pre and post divestiture integration balance sheet cleanup.

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

Sample Engagement:    We provided 11 associates over a two-year period to assist a leading producer, marketer and distributor of refined sugar products in the western United States in an SAP implementation. The system conversion impacted accounting and finance, human resources, customer service, planning, warehouse management, production and operations. Our associates were responsible for:

•	developing, documenting and evaluating business requirements;

•	leading the vendor selection process, including vendor negotiations and management;

•	project management of the ERP implementation;

•	providing technical support and guidance to the implementation team;

•	assisting with change management, leadership and communication;

•	performing pre and post conversion tests;

•	designing training programs and managing the training function;

•	management of system optimization; and

•	maintaining daily accounting and finance operations during the implementation and conversion process in order to minimize disruption to the organization.

Human Capital Management

Our human capital management professional services group was formed in June 1999. Our human capital management services include:

•	supporting day-to-day human resources (“HR”) operations;

•	selecting, implementing and optimizing HR technology;

•	assisting with optimizing a company’s workforce;

•	helping with change management initiatives to ensure proper communication and training around initiatives; and

•	providing interim human resources management.

Sample Engagement:    A client that needed to comply with Sarbanes identified that it was necessary to assess Sarbanes’ impact on HR and determine the ways in which the HR organization could assist with the enterprise-wide compliance effort. Our HR associates assisted by:

•	helping assess the risks, controls, policies and procedures in HR processes that directly impact financial reporting, including compensation, payroll, benefits programs, and stock plans;

•	establishing methods for communicating critical policies and compliance obligations to the organization;

•	reviewing hiring and termination practices and roles and responsibilities to ensure workforce quality and to minimize risks; and

•	assessing the human resources information systems to meet regulatory requirements.

Sample Engagement:    A client that needed to restate its financial statements identified that it was necessary to reorganize and optimize its financial and accounting team. Our HR associates assisted by:

•	helping to create a new, centralized organizational chart;

•	writing job descriptions;

•	integrating the new jobs with the company’s compensation structure;

•	mapping the employees to the new roles; and

•	designing and implementing programs to train the employees or to help them exit the company.

Sample Engagement:    As a client neared the end of an update of its internal control documentation, it identified the need to communicate the changes to its diverse workforce. Our HR associates assisted by:

•	creating a change management and communication plan;

•	facilitating seminars; and

•	developing a feedback mechanism to collect responses to the training.

As the client began to implement its shared services organization, we provided a training expert to help with team development and change management.

Information Management

Our information management professional services group was formed in June 1998. Our information management services include:

•	financial system/enterprise resource planning implementation and post implementation optimization;

•	human resource information system (“HRIS”) and supply chain management system implementation and integration; and

•	supporting analytical systems such as consolidation and budgeting and planning tools.

Sample Engagement:    We provided four associates over a six-month period to redesign the reporting process and re-implement an enterprise-wide software application for a diversified international manufacturing corporation. The challenge included managing the complexities of balancing United States financial accounting reporting, international financial accounting reporting and internal operational reporting while creating as little disruption as possible to the users. Our team included a project manager, a technical expert and report-writing specialists. Our associates were responsible for:

•	creating new reports to satisfy statutory and operational requirements and streamlining and rationalizing 400 existing reports;

•	re-implementing a chart of accounts to support reporting requirements of diverse operational segments;

•	executing a communication plan to educate and create buy-in with the users; and

•	completing other special projects such as legal entity rationalization.

Sample Engagement:    A highly decentralized banking client was challenged to shorten its accounting period-end close process and improve financial reporting accuracy through the implementation of a new accounting system. Resources Global Professionals’ associates:

•	assisted with creating system selection criteria which would encompass Sarbanes Sections 404 and 409 requirements;

•	managed the system selection process;

•	provided project management through the implementation phase; and

•	assisted with follow up documentation to ensure ongoing compliance with federal regulations.

Resources Audit Solutions (RAS): Internal Audit, Internal Controls and Sarbanes-Oxley Services

Our RAS subsidiary was formed in June 2002 to assist our clients with a variety of governance and enterprise risk management related projects, including:

•	Internal Audit Augmentation: assisting internal audit departments with the execution of audit plans, assessing risk management practices and special projects;

•	Policy Management: assisting clients with the development of a process designed to more effectively and efficiently distribute, monitor and manage financial reporting–related policies utilizing policyIQ, our proprietary web-based solution for enterprise-wide policy development and management. policyIQ is a tool that clients can use to assist with policy management and compliance programs, including regulations associated with Sarbanes; Sarbanes-Oxley Section 404 Compliance Support for Year 1 and Post Year 1; assisting project management teams, business units and corporate functions around the world with compliance efforts related to Sarbanes, including: project management support; documenting existing business processes, practices, and workflows; identifying internal controls, testing internal controls and remediating deficiencies, including changes to policies and procedures; planning and implementation of an ongoing Sarbanes compliance process for subsequent years; and policyIQ software for Sarbanes policy management and documentation.

•	Enterprise Risk Management: assisting clients with enterprise risk management related projects, including development/enhancement of polices and procedures for identifying, assessing and monitoring risks and controls and alignment of disparate risk and control monitoring and compliance activities.

Sample Engagement-Internal Audit Support:    Working in eight countries, we provided 42 associates over a two-month period, to assist a global conglomerate with the execution of its global internal audit plan. Our associates were responsible for:

•	working under the direction of the corporate internal audit function; and

•	executing audit testing of selected business units around the world.

Sample Engagement-Policy Management:    We are supporting an initiative to automate the financial reporting policy distribution and management process for a Fortune 500 conglomerate, implementing policyIQ.

Sample Engagement-Sarbanes-Year 1 and Post Year 1 Support:    During the initial year of implementation of Section 404 of Sarbanes, we served as one of two external service providers (the other is a Big 4 firm) assisting a Fortune 500 financial services company with their Sarbanes compliance efforts. The 30 associates we provided worked with eight business units in ten global locations to assist client teams with various elements of Sarbanes compliance, including:

•	documenting existing business processes, practices and workflows;

•	testing selected internal controls within those processes;

•	performing selected elements of project management within the client’s project management office (PMO); and

•	executing remediation efforts.

As the company entered into the second year of compliance with Sarbanes, we assisted with:

•	Planning for and executing the second year of compliance with Section 404; and

•	Remediation of issues identified during year 1 related to accounting, finance, systems, HR and supply chain management.

Sample Engagement- Enterprise Risk Management:    We are supporting a variety of initiatives related to developing and enhancing the infrastructure supporting enterprise risk management activities, including project management, policy development, distribution and management, risk analysis, and control design.

policyIQ Software

Our policyIQ software product helps clients better manage their documentation. Our clients and our associates use the software to assist in:

•	Sarbanes-Oxley Section 404 compliance;

•	Sarbanes-Oxley Section 302 disclosure certifications;

•	establishing a confidential whistleblower program;

•	documenting and communicating policies and procedures in any or all of their departments; and

•	tracking other types of projects that require document sharing, collaboration, and reporting.

Sample Clients:

•	A Fortune 500 company utilized a Sarbanes tool for their first year Section 404 compliance efforts, but that software application was sold to another firm and then discontinued. We assisted the client in converting all of their risk and control content into policyIQ and training their users on the new application.

•	A 30,000-employee company needed to improve their policy management process. Specifically, they needed a central web-based repository for all of their departments’ policies and procedures; they needed to track whether employees had read and were complying with those policies and procedures; and they needed a process to continuously review and improve those documents and to archive old versions. We assisted this client with their policyIQ implementation for their various departments.

•	A small private company with plans for a future public offering wanted to improve their overall corporate governance. They used policyIQ to document corporate policies and procedures and to begin the risk assessment and control documentation phases of Sarbanes, in an effort to be prepared for their future compliance requirements.

Supply Chain Management

Our supply chain management services include:

•	providing qualified supply chain professionals with a variety of skill-sets and backgrounds including: leading strategic sourcing efforts, negotiating contracts, serving as commodity/category experts, developing strategies and performing tactical purchasing;

•	performing evaluation and execution of processes, procedures, policies and organizational design in the supply chain management and procurement functions of large corporations;

•	offering a variety of supply chain management solutions, including strategic sourcing, inventory rationalization, supplier diversity assistance, ERP implementations and procurement card programs; and

•	presenting a variety of onsite training and education seminars to keep customers updated on the latest trends in purchasing and supply chain management.

Sample Engagement:    A team of six associates is performing an inventory rationalization project for a leading global energy company. The fourteen-month project commenced in late 2004, delivering the following:

•	performance of a physical count of inventory using best-in-class processes for documenting count;

•	ascertaining and advising the client of the physical condition of the inventory;

•	helping to dispose of or reassign the physical assets;

•	adjusting the physical and financial records in the client’s ERP system to reflect current and ongoing values; and

•	providing significant continuing productivity savings.

Sample Engagement:    Two associates assisted the Corporate Director of Materials at a large healthcare service provider. The two associates:

•	wrote and disseminated policies and procedures throughout the enterprise;

•	set supply chain strategy;

•	identified spend areas where savings could be accomplished;

•	initiated sourcing teams for several commodities;

•	assisted the Corporate Director in execution of supply chain projects; and

•	used expertise to guide, coach and mentor the supply chain team.

Sample Engagement:    Over a nine-month period, our associates assessed and executed programs for a provider of natural gas gathering, processing, transportation and storage services. Our associates helped management:

•	transform the purchasing practices from tactical to strategic;

•	develop and document processes and procedures;

•	compile a warehousing study and redesign of logistics;

•	analyze high-level spend and supplier sourcing; and

•	establish an Alliance Management Program.

Legal Services

Our legal services professional services group was formed in June 2004. Our legal services include:

•	supporting day-to-day legal department operations;

•	implementing and optimizing legal department process improvements;

•	assisting with corporate governance; and

•	providing interim legal professionals to assist clients during leaves of absence.

Sample Engagement:    A client in the midst of the corporate reporting season needed help with proxy statements and securities filings. Our legal services associate assisted by:

•	supporting the corporate legal department through the review, revision and drafting of a wide variety of corporate governance documents;

•	supplying additional legal research support regarding various contracts; and

•	documenting and issuing numerous stock award agreements.

Sample Engagement:    A client faced unexpected employee reorganization, leading to reductions in legal support staff and possible delinquencies in its SEC reporting requirements. Our legal services associate assisted by:

•	completing portions of various SEC filings, including Forms 10-K, 10-Q and 8-K;

•	reviewing and revising the stock option plan;

•	completing insider transactional activities for senior management, including Rule 144 / Forms 3, 4 and 5;

•	preparing summaries and policy statements on new accounting / SEC issues, including Sarbanes compliance; and

•	improving the internal systems and regulatory procedures.

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

We believe that our ability to successfully deliver professional services to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the company and the performance of the individual’s particular office. In addition, many members of our office management own equity in our company. We also have a new managing director program whereby new managing directors attend a regularly scheduled series of seminars taught by experienced managing directors and other senior management personnel. This program allows the veteran managing directors to share their success stories, foster the culture of the Company with the new managing directors and review specific client and associate development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Costa Mesa, California, we provide our domestic and some international offices with centralized administrative, marketing, finance, human resource and legal support. Our financial reporting is centralized in our corporate service center. This center also handles billing, accounts payable and accounts receivable, and administers human resources including employee compensation and benefits. In addition, we have a corporate networked information technology platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and associate development.

Business Development

Our business development initiatives are composed of:

•	local sales initiatives focused on existing clients and target companies;

•	national and international targeting efforts focused on multi-national companies;

•	brand marketing activities; and

•	national and local direct mail programs.

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

Our brand marketing initiatives help develop Resources Global Professionals’ image in the markets we serve. Our brand is reinforced by our professionally designed website, brochures and pamphlets, direct mail, public relations efforts and advertising materials. We believe that our branding initiatives coupled with our high-quality client service help to differentiate us from our competitors and to establish Resources Global Professionals as a credible and reputable global professional services firm.

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

Competition

We operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms;

•	independent contractors

•	loaned employees of the Big Four firms;

•	traditional and Internet-based staffing firms and their specialized divisions; and

•	the in-house resources of our clients.

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

Employees

As of May 31, 2005, we had a total of 3,231 employees, including 592 corporate and local office employees and 2,639 professional services associates. None of our employees is covered by a collective bargaining agreement.

Available Information

The Company’s principal executive offices are located at 695 Town Center Drive, Suite 600, Costa Mesa, California 92626. The Company’s telephone number is (714) 430-6400 and its web site address is http://www.resourcesglobal.com. The information set forth in the web site does not constitute part of this Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained as soon as reasonably practicable after we file such reports with the SEC on our website at http://www.resourcesglobal.com.

ITEM 2.	PROPERTIES

As of May 31, 2005, we maintained a total of 49 domestic offices that are located in the following metropolitan areas:

Birmingham, Alabama	Atlanta, Georgia	New York, New York
Phoenix, Arizona	Honolulu, Hawaii	Charlotte, North Carolina
Costa Mesa, California	Boise, Idaho	Cincinnati, Ohio
Los Angeles, California	Chicago, Illinois	Cleveland, Ohio
Sacramento, California	Downers Grove, Illinois	Columbus, Ohio
Santa Clara, California	Indianapolis, Indiana	Portland, Oregon
San Diego, California	Baltimore, Maryland	Philadelphia, Pennsylvania
San Francisco, California	Boston, Massachusetts	Pittsburgh, Pennsylvania
Walnut Creek, California	Detroit, Michigan	Nashville, Tennessee
Denver, Colorado	Minneapolis, Minnesota	Austin, Texas
Hartford, Connecticut	Kansas City, Missouri	Dallas, Texas
Stamford, Connecticut	St. Louis, Missouri	Fort Worth, Texas
Jacksonville, Florida	Las Vegas, Nevada	Houston, Texas
Orlando, Florida	Parsippany, New Jersey	San Antonio, Texas
Plantation, Florida	Princeton, New Jersey	Seattle, Washington
Tampa, Florida	Long Island, New York	Milwaukee, Wisconsin
Washington, D.C.

As of May 31, 2005, we maintained 16 international offices, which are located in the following cities and countries:

Melbourne, Australia	Amsterdam, Netherlands	Hong Kong, People’s Republic of China
Sydney, Australia	Apeldoorn, Netherlands	Stockholm, Sweden
Calgary, Canada	Den Haag, Netherlands	Birmingham, United Kingdom
Toronto, Canada	Eindhoven, Netherlands	London, United Kingdom
Paris, France	Maarssen, Netherlands	Taipei, Taiwan
Tokyo, Japan

Our corporate offices are located in Costa Mesa, California office in a 26,330 square foot facility under a lease expiring in June 2007.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of August 5, 2005 was 39.

The following table sets forth the range of high and low closing sales prices reported on the Nasdaq National Market for our common stock for the periods indicated (prices are restated to reflect a two-for-one stock split distributed on March 1, 2005).

	Price Range of Common Stock
	High	Low
Fiscal 2004:
First Quarter	$14.15	$10.18
Second Quarter	$14.52	$12.05
Third Quarter	$18.03	$13.36
Fourth Quarter	$22.47	$16.40

Fiscal 2005:
First Quarter	$23.35	$17.14
Second Quarter	$23.01	$16.39
Third Quarter	$27.67	$21.93
Fourth Quarter	$24.88	$17.70

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We will periodically reevaluate our policy based on projected company needs. We believe our international expansion is enhanced by a strong balance sheet. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

On August 27, 2004, we acquired approximately 80% of the shares of Nordic Spring of Stockholm, Sweden and issued 31,900 shares of our common stock as per the agreement with a value of approximately $547,000. The acquisition agreement provided for an additional earn-out payment if Nordic Spring met certain financial goals for calendar year 2004. In accordance with the agreement, we issued 6,341 shares of our common stock in the fourth quarter of fiscal 2005 to the owners of Nordic Spring. Such shares were valued at approximately $172,000.

On October 11, 2002, we entered into an asset purchase agreement with RC Transaction Corp., a wholly owned subsidiary of Resources Connection, The Procurement Centre, LLC (“TPC”), and certain members of TPC, pursuant to which RC Transaction Corp. acquired certain assets and liabilities of TPC. As part of the consideration, on October 11, 2002, we issued 116,000 shares (on a pre-stock split basis) of our common stock to TPC. The asset purchase agreement valued such shares at approximately $1,504,000.

The issuance of the common stock by the Company to each of (i) the owners of Nordic Spring and (ii) TPC were transactions not involving a public offering, and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The facts relied on to make this exemption available included, without limitation, the following: (i) both offerings did not involve any general solicitation or advertising; (ii) the offering were made, respectively, to the owners of Nordic Spring solely in connection with the acquisition of the shares of Nordic Spring and to TPC solely in connection with the acquisition of the assets of TPC; and (iii) the Company obtained representations from the owners of Nordic Spring and the members of TPC regarding, among other things, investment intent, status as accredited investors, and access to information.

Issuer Purchases of Equity Securities

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of our common stock on the open market. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2005 under our stock repurchase program. There were no purchases pursuant to this program prior to fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2005-April 30, 2005	100,000	$20.94	100,000	2,900,000
May 1, 2005-May 28, 2005	154,671	$18.61	154,671	2,745,329

Total	254,671	$19.54	254,671	2,745,329

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 36 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 18. The consolidated statements of income data for the years ended May 31, 2002 and May 31, 2001 and the consolidated balance sheet data at May 31, 2003, 2002 and 2001 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 31, 2005, 2004 and 2003 and the consolidated balance sheet data at May 31, 2005 and 2004 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Report on Form 10-K. Net income per common share and the weighted average common shares outstanding for the years end May 31, 2004, 2003, 2002 and 2001 have been restated to reflect the impact of the two-for-one split of our common stock distributed on March 1, 2005. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended May 31,
	2005	2004	2003	2002	2001
	(in thousands, except net income per common share and other data)
Consolidated Statements of Income Data:
Revenue	$537,636	$328,333	$202,022	$181,677	$191,496
Direct cost of services	324,642	199,870	121,648	108,715	112,555

Gross profit	212,994	128,463	80,374	72,962	78,941
Selling, general and administrative expenses	116,402	84,301	58,248	50,688	49,964
Amortization of intangible assets	1,743	1,716	655	125	2,273
Depreciation expense	2,191	1,907	1,290	1,180	866

Income from operations	92,658	40,539	20,181	20,969	25,838
Interest income	(2,128)	(593)	(1,077)	(1,183)	(633)
Interest expense	—	—	—	—	3,629

Income before provision for income taxes	94,786	41,132	21,258	22,152	22,842
Provision for income taxes	38,730	16,798	8,716	8,861	9,137

Net income	$56,056	$24,334	$12,542	$13,291	$13,705

Net income per common share:
Basic	$1.19	$0.53	$0.29	$0.31	$0.38

Diluted	$1.11	$0.50	$0.27	$0.29	$0.35

Weighted average common shares outstanding:
Basic	47,074	45,984	43,698	42,482	35,728

Diluted	50,484	48,780	45,792	45,724	38,842

Other Data:
Number of offices opened at end of period	65	64	55	47	44
Total number of associates on assignment at end of period	2,639	2,086	1,175	1,060	1,283

	May 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and long-term marketable securities	$134,741	$68,126	$68,078	$55,745	$34,503
Working capital	119,292	76,815	60,177	43,135	42,965
Total assets	319,762	226,263	155,937	130,588	105,345
Long-term debt, including current portion	—	—	—	—	—
Stockholders’ equity	248,367	180,334	133,531	113,471	86,032

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” starting on page 29 and elsewhere in this Report on Form 10-K.

Overview

Resources Global Professionals is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as compensation program design and implementation; 4) internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), such as documenting internal controls and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing; and 6) legal services providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We began operations in June 1996 as a division of Deloitte & Touche and operated as a wholly owned subsidiary of Deloitte & Touche from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the Nasdaq National Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s global capabilities across a base of more than 1,900 clients within 39 countries.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service lines.

Fiscal Year	Number of Domestic Offices Opened	International Operations Established	Service Line Established
1997 (initial year)	Nine		Accounting and finance
1998	Nine
1999	Ten		Information management
2000	Four	Toronto, Canada; Taipei, Taiwan; Hong Kong, People’s Republic of China	Human resources management
2001	Nine	London, England
2002	Two
2003	Six	Birmingham, England	Resources Audit Solutions; Supply chain management (via acquisition)
2004	Two opened; two consolidation closures	The Netherlands (5 locations via acquisition); Melbourne & Sydney, Australia (via acquisition); Tokyo, Japan
2005	Two opened; two consolidation closures	Stockholm, Sweden (via acquisition); Paris, France; Calgary, Canada	Legal

On August 27, 2004, the Company acquired approximately 80% of Nordic Spring of Stockholm, Sweden for $4.6 million. This acquisition expanded the Company’s European presence into the Nordic/Scandinavian region. Consideration paid consisted of approximately $3.6 million in cash, $250,000 in transaction costs directly attributable to the acquisition and approximately 38,000 shares of common stock with a fair value of approximately $700,000. The Company has the obligation to purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price for these remaining shares is dependent upon Nordic Spring’s operating income (before interest and depreciation) during the Company’s fiscal 2006 and will be payable 50% in cash and 50% in the Company’s common stock.

During fiscal 2005, we also opened practices in Paris, France, Birmingham, Alabama and South Florida. Subsequent to year-end, we have opened an office in Copenhagen, Denmark. At May 31, 2005, we served our clients through 49 offices in the United States and 16 offices abroad.

In the first quarter of fiscal 2004, we completed three transactions (the “2004 acquisitions”) to enhance our international presence as well as our ability to assist clients with compliance efforts under Sarbanes. The largest of the three was the all cash acquisition for $29.8 million of the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV (“ETM”) in the Netherlands on July 15, 2003. ETM, renamed Resources Global Professionals Europe BV (“RGPE”), is considered a market leader in the interim management industry in the Netherlands. We believe this acquisition provides a foundation in continental Europe and will allow us to market to our current and prospective multinational clients seeking an alternative to Big Four firms, particularly in light of concerns about auditor independence. RGPE, which had seven offices at the date of acquisition, has consolidated two of the offices, in an effort to streamline operations and reduce costs during the European economic slowdown. RGPE contracted with, or employed, 289 professional service associates on assignment as of May 31, 2005.

In addition to the European expansion driven by the acquisition of RGPE, we also acquired the operations of Deloitte Re:sources Pty Ltd. from Deloitte Touche Tohmatsu Australia in an all cash deal for $1 million on June 1, 2003. We originally launched the subsidiary, renamed Resources Connection Australia Pty Ltd. (doing business as Resources Global Professionals Australia), in 1998 on behalf of the Deloitte Touche Tohmatsu Australia firm. The acquisition presented the opportunity to expand our Asia Pacific presence.

In July 2003, we acquired the company that developed policyIQ, a web-based solution for internal controls and policy management documentation and content management. The purchase included upfront cash and provision for contingent payments based on sales volume. policyIQ is a tool that our clients use to assist in complying with Sarbanes, among other content management initiatives.

We primarily charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.7%, 0.6% and 1.0% of our revenue for the years ended May 31, 2005, 2004 and 2003, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

The costs to pay our professional associates and all related benefit and incentive costs, including provisions for paid time off and other employee benefits, are included in direct cost of services. We pay most of our associates on an hourly basis for all hours worked on client engagements and, therefore, direct cost of services tends to vary directly with the volume of revenue we earn. We expense the benefits we pay to our associates as they are earned. These benefits include paid time off and holidays; a bonus incentive plan; referral bonus programs; subsidized group health, dental and life insurance programs; a matching 401(k) retirement plan; the ability to participate in the Company’s Employee Stock Purchase Plan; and professional development and career training. In addition, we pay the related costs of employment, including state and federal payroll taxes, workers’ compensation insurance, unemployment insurance and other costs. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We recognize direct cost of services when incurred.

Selling, general and administrative expenses include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for our company as a whole and within each individual’s geographic market.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2003, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks. The actual quarter end dates for fiscal 2005 and 2004 were as follows: for fiscal 2005, August 28, 2004 (first quarter); November 27, 2004 (second quarter); February 26, 2005 (third quarter); and May 28, 2005 (fourth quarter); and for fiscal 2004, August 30, 2003 (first quarter); November 29, 2003 (second quarter); February 28, 2004 (third quarter); and May 29, 2004 (fourth quarter). For convenience, all references herein to years or annual periods (of one or more years) are to years or annual periods ended May 31.

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

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the current accounting standard, our goodwill and certain other intangible assets are no longer subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results.

Allowance for doubtful accounts—We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or we note an unfavorable trend in aggregate receivable collections, additional allowances may be required and these additional allowances may materially affect the Company’s future financial results.

Income taxes—In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results.

Revenue recognition—We primarily charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international operations are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process.

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

	For The Years Ended May 31,
	2005	2004	2003
	(amounts in thousands)
Revenue	$537,636	$328,333	$202,022
Direct cost of services	324,642	199,870	121,648

Gross profit	212,994	128,463	80,374
Selling, general and administrative expenses	116,402	84,301	58,248
Amortization of intangible assets	1,743	1,716	655
Depreciation expense	2,191	1,907	1,290

Income from operations	92,658	40,539	20,181
Interest income	(2,128)	(593)	(1,077)

Income before provision for income taxes	94,786	41,132	21,258
Provision for income taxes	38,730	16,798	8,716

Net income	$56,056	$24,334	$12,542

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For The Years Ended May 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Direct cost of services	60.4	60.9	60.2

Gross profit	39.6	39.1	39.8
Selling, general and administrative expenses	21.7	25.7	28.8
Amortization of intangible assets	0.3	0.5	0.3
Depreciation expense	0.4	0.6	0.7

Income from operations	17.2	12.3	10.0
Interest income	(0.4)	(0.2)	(0.5)

Income before provision for income taxes	17.6	12.5	10.5
Provision for income taxes	7.2	5.1	4.3

Net income	10.4%	7.4%	6.2%

Year Ended May 31, 2005 Compared to Year Ended May 31, 2004

The comments for the year ended May 31, 2005 below include the results of operations for Nordic Spring from August 27, 2004 through May 31, 2005. The results of operations for the year ended May 31, 2004 include the results of operations of the following acquisitions for the following periods: for Resources Global Professionals Australia, a full year of results of operations; for RGPE, results of operations from July 15, 2003 through May 31, 2004; and for policyIQ, results of operations from July 30, 2003 through May 31, 2004.

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue.    Revenue increased $209.3 million or 63.8% to $537.6 million for the year ended May 31, 2005 from $328.3 million for the year ended May 31, 2004. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, RAS engagements increased significantly in fiscal 2005. We believe one of the reasons for the increase in RAS engagements was the need generated by companies with calendar year-end 2004 deadlines for initial compliance with the requirements of Section 404 of Sarbanes. Our provision of services in fiscal 2005 to new clients in year one of compliance with Section 404 of Sarbanes may provide the opportunity for follow-on year two services or other types of services in subsequent fiscal years; however, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.

Average bill rates improved by 9.7% compared to the prior year average bill rate. The increase in revenue for the year is also due to the increase in the number of associates on assignment from 2,086 at the end of fiscal 2004 to 2,639 at the end of fiscal 2005. We operated 65 offices, including 16 international offices, during the final quarter of fiscal 2005, compared to 64 offices, including 15 international offices, in the last quarter of fiscal 2004. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for United States offices improved 64.0% or $169.9 million from $265.3 million for the fiscal year ended May 31, 2004 to $435.2 million for the fiscal year ended May 31, 2005. Revenue for the Dutch practice improved 24.2% or $10.6 million, from $43.8 million for the fiscal year ended May 31, 2004 to $54.4 million for the fiscal year ended May 31, 2005; however, the May 31, 2004 results include amounts only from July 15, 2003 (date of acquisition). Approximately $3.8 million of the increase in Dutch revenues was from the impact of foreign currency translation due to the weaker U.S. dollar during fiscal 2005 compared to fiscal 2004. The other international offices’ revenue grew 150.0% or $28.8 million, from $19.2 million for the fiscal year ended May 31, 2004 to $48.0 million for the fiscal year ended May 31, 2005. Approximately $2.4 million of the increase in the other international revenues was from the impact of foreign currency translation due to the weaker U.S. dollar during fiscal 2005 compared to fiscal 2004. Nevertheless, all international practices enjoyed growth, particularly in the United Kingdom, Canada and Japan. The fiscal 2005 results include three quarters of operations for the Nordic Spring practice acquired in Sweden in August 2004.

Direct Cost of Services.    Direct cost of services increased 62.4% or $124.7 million to $324.6 million for the year ended May 31, 2005 from $199.9 million for the year ended May 31, 2004. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates. Overall, the average pay rate per hour increased 7.7% year-over-year. The direct cost of services decreased as a percentage of revenue from 60.9% for fiscal year 2004 to 60.4% for fiscal year 2005. The favorable change in the direct cost of services percentage was the result of improvement in the ratio of direct associate salary expense compared to hourly revenue generated, as reflected by the improved average bill rate per hour over average pay rate per hour. Offsetting this improvement was the greater impact of the Company’s international operations which have a higher direct cost of services percentage (higher than the Company’s targeted 60.0%) and the increase in volume of zero margin client expense reimbursements as the Company’s projects requiring associate travel increased significantly.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased as a percentage of revenue from 25.7% for the year ended May 31, 2004 to 21.7% for the year ended May 31, 2005 as a result of improved leverage on fixed operating costs; the increase in revenue for fiscal 2005 also outpaced the Company’s internal hiring. Selling, general and administrative expenses increased $32.1 million or 38.1% to $116.4 million for the year ended May 31, 2005 from $84.3 million for the year ended May 31, 2004. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 464 at the end of fiscal 2004 to 592 at the end of fiscal 2005. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated or expanded offices. Other increases in spending in fiscal 2005 were: bonus expense as a result of the Company’s improved revenue results; costs related to the Company’s compliance with the requirements of Sarbanes; recruiting expense to support the need for an increased number of associates; and bad debt expense in line with the Company’s receivables growth.

Amortization and Depreciation Expenses.    Amortization of intangible assets remained steady at approximately $1.7 million in both fiscal 2005 and 2004. The initial amortization of the intangible assets identified in the purchase price allocation of Nordic Spring in fiscal 2005 offset the completion of amortization of certain of the intangibles associated with prior year acquisitions.

Depreciation expense increased from $1.9 million for the year ended May 31, 2004 to $2.2 million for the year ended May 31, 2005. This increase reflects a full year of depreciation on assets acquired during fiscal 2004, additional depreciation resulting from offices relocated or expanded since May 2004, and investments in information technology.

Interest Income.    During fiscal 2005, the Company generated interest income of $2.1 million compared to interest income of approximately $600,000 in the year ended May 31, 2004. The increase in interest income is a combination of a higher average cash balance available for investment in fiscal 2005 and improved interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of May 31, 2005, the Company has $27 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date and $42 million of government-agency bonds with remaining maturity dates in excess of one year from the balance sheet date. The bonds mature through May 2007 and have coupon rates ranging from 3.0% to 4.2%. These investments have been classified in the May 31, 2005 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes.    The provision for income taxes increased from $16.8 million for the year ended May 31, 2004 to $38.7 million for the year ended May 31, 2005 as a result of the increase in the Company’s pre-tax income. The effective tax rate in fiscal 2004 was 40.8% compared with 40.9% in fiscal 2005, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Year Ended May 31, 2004 Compared to Year Ended May 31, 2003

The comments following for the year ended May 31, 2004 include the results of operations for the full year for Resources Global Professionals Australia; from July 15, 2003 for RGPE; and from July 30, 2003 for policyIQ. The acquisitions, completed in the first quarter of fiscal 2004, are referred to in the comments below as “the 2004 acquisitions”. The results of operations of the supply chain management (“SCM”) practice acquired in October 2002 are included from October 11, 2002 in the fiscal 2003 results. Finally, the results of operations for the fiscal year ended May 31, 2003 consist of 53 weeks, while the results of operations for the fiscal year ended May 31, 2004 consist of 52 weeks.

Revenue.    Revenue increased $126.3 million or 62.5% to $328.3 million for the year ended May 31, 2004 from $202.0 million for the year ended May 31, 2003. The 2004 acquisitions contributed $51.1 million to the growth in revenues compared to the prior year. Without the additional revenue from the 2004 acquisitions, revenues increased 37.2%. This increase was triggered by the continued expansion of our scope of services and improved overall demand for our services, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our services expanded in finance and accounting, information technology and Sarbanes-related engagements due in part to increasing market awareness of our ability to provide those types of services. Average bill rates improved by 8.6% compared to the prior year average bill rate. The increase in revenue for the year is also reflected by the increase in the number of associates on assignment from 1,175 at the end of fiscal 2003 to 2,086 at the end of fiscal 2004 (including 284 associates working for the Australian and Netherlands practices as of May 31, 2004). We operated 64 offices during the final quarter of fiscal 2004, compared to 55 offices in the last quarter of fiscal 2003.

Direct Cost of Services.    Direct cost of services increased $78.3 million or 64.4% to $199.9 million for the year ended May 31, 2004 from $121.6 million for the year ended May 31, 2003. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates as well as the impact of the services provided by associates employed by the 2004 acquisitions. Overall, the average pay rate per hour increased 13.9% year-over-year. The direct cost of services increased as a percentage of revenue from 60.2% for fiscal year 2003 to 60.9% for fiscal year 2004. Among the factors contributing to this increase were: 1) the incremental increase in pay rate per hour compared to bill rate per hour; 2) the greater impact of international operations which use a higher percentage of independent contractors; 3) the increase in dollar volume of zero margin client expense reimbursements, as the Company’s projects in fiscal 2004 requiring associate travel increased significantly; and 4) the decrease in conversion fees as a percentage of revenues in fiscal 2004 compared to fiscal 2003 (conversion fees are non-refundable fees recognized when a client hires one of our associates).

The cost of compensation and related benefits offered to the associates of our international offices is greater as a percentage of revenue than our domestic operations. Thus, the direct cost of services percentage of our international offices has usually exceeded our domestic operations’ targeted direct cost of services percentage of 60%.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased as a percentage of revenue from 28.8% for the year ended May 31, 2003 to 25.7% for the year ended May 31, 2004 as a result of improved leverage. Selling, general and administrative expenses increased $26.1 million or 44.8% to $84.3 million for the year ended May 31, 2004 from $58.2 million for the year ended May 31, 2003. This increase was primarily attributable to the 2004 acquisitions. In particular, compensation and related benefit expenses increased because management and administrative headcount grew from 344 at the end of fiscal 2003 to 464 at the end of fiscal 2004. Excluding the 2004 acquisitions, management and administrative headcount was 359 at the end of fiscal 2004. The increase in dollars spent (apart from the 2004 acquisitions) was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from new offices opened. In addition, marketing and advertising expenses increased in the current fiscal year, primarily related to the Netherlands practice; bonus expense increased as a result of the Company’s improved revenue results; and the Company increased its provision for bad debts in fiscal 2004 as compared to fiscal 2003 with the increase in revenues during the year.

Amortization and Depreciation Expenses.    Amortization of intangible assets increased to $1.7 million for fiscal 2004 compared to $655,000 in fiscal 2003. The increase is related intangible assets acquired in the 2004 acquisitions. During the third quarter of fiscal 2004, the Company completed its allocation of the purchase price of the 2004 acquisitions, and considered a number of factors in performing this valuation, including a valuation of identifiable intangible assets. As a result, approximately $5.5 million of the purchase price was assigned to amortizable intangible assets related to contractually based customer relationships, acquired databases of potential associates and technology related to the policyIQ software. These intangibles will be amortized over one to five years. The Company is also amortizing intangible assets related to the SCM acquisition through fiscal 2006. In the prior year, amortization expense related primarily to the amortization of the SCM intangible assets.

Depreciation expense increased from $1.3 million for the year ended May 31, 2003 to $1.9 million for the year ended May 31, 2004. This increase reflects the impact of depreciation related to the 2004 acquisitions, the other offices opened since the beginning of fiscal 2004, a full year of depreciation of assets acquired during fiscal 2003 and our incremental investment in information technology.

Interest Income.    During fiscal 2004, the Company generated interest income of $593,000 compared to interest income of $1.1 million in the year ended May 31, 2003. The decrease in interest income is a combination of a lower average cash balance available for investment in fiscal 2004 (as a result of the use of approximately $30 million for the 2004 acquisitions in the first quarter of fiscal 2004) and the lower interest rates available year over year.

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

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2005. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003
	(in thousands, except net income per common share)
Consolidated Statements of Income Data (unaudited):
Revenue	$150,009	$135,199	$137,027	$115,401	$107,018	$87,758	$74,016	$59,541
Direct cost of services	89,983	82,874	81,851	69,934	64,042	54,353	45,420	36,055

Gross profit	60,026	52,325	55,176	45,467	42,976	33,405	28,596	23,486
Selling, general and administrative expenses	33,451	29,600	28,170	25,181	23,877	22,724	20,471	17,229
Amortization of intangible assets	444	477	411	411	504	514	392	306
Depreciation expense	552	529	567	543	580	507	433	387

Income from operations	25,579	21,719	26,028	19,332	18,015	9,660	7,300	5,564
Interest income	(827)	(586)	(411)	(304)	(171)	(147)	(103)	(172)

Income before provision for income taxes	26,406	22,305	26,439	19,636	18,186	9,807	7,403	5,736
Provision for income taxes	10,694	9,145	10,840	8,051	7,456	4,021	2,998	2,323

Net income	$15,712	$13,160	$15,599	$11,585	$10,730	$5,786	$4,405	$3,413

Net income per common share (1)(2):
Basic	$0.33	$0.28	$0.33	$0.25	$0.23	$0.13	$0.10	$0.08

Diluted	$0.31	$0.26	$0.31	$0.23	$0.21	$0.12	$0.09	$0.07

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.
(2)	Net income per common share has been restated for all quarters prior to February 28, 2005 to reflect the impact of the two-for-one split of our common stock distributed on March 1, 2005.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, to the extent necessary, available commitments under our revolving line of credit. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2005.

At May 31, 2005, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2005, the Company had no significant capital leases. Future minimum rental commitments under operating leases are as follows:

	Payments due by period (amounts in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$29,744	$7,087	$10,006	$7,863	$4,788

The Company’s entered into a $10.0 million unsecured revolving credit facility with Bank of America effective March 26, 2004 (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of May 31, 2005 and 2004, the Company had no outstanding borrowings under the revolving credit facility and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities totaled $67.5 million in fiscal 2005 compared to $18.9 million in fiscal 2004. Cash provided by operations in fiscal 2005 resulted primarily from the net income of the Company of $56.1 million. Other components of the net increase in cash provided by operations were the increase in the accrual for management incentive bonus as well as the profit sharing plan for associates as of May 31, 2005 compared to May 31, 2004, reflecting the Company’s revenue increase. The increase in the number of associates on assignment at the end of fiscal 2005 as compared to fiscal 2004 also caused the Company’s accrued salary obligation to increase. These favorable operating cash flow activities were offset by the increase in the Company’s accounts receivable balance in fiscal 2005 of $23.0 million, triggered primarily by the Company’s higher revenue in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004. The Company had $65.7 million in cash and cash equivalents, $27.0 million in short-term investments and $42 million of long-term marketable securities at May 31, 2005.

Net cash used in investing activities totaled $58.2 million for fiscal 2005 compared to $32.2 million for fiscal 2004. The Company used cash to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) for a net amount of $51.0 million and spent approximately $4.3 million, primarily on technology upgrades to its operating systems as well as on leasehold improvements and office equipment during fiscal 2005. In fiscal 2005, the Company spent approximately $3.0 million to acquire Nordic Spring as compared to approximately $31.0 million in the prior year to the complete the acquisitions described above.

Net cash provided by financing activities totaled $5.8 million for the year ended May 31, 2005, compared to $15.1 million for the year ended May 31, 2004. The decreased volume of stock option exercises in fiscal 2005 caused this change in addition to the Company’s repurchase of 255,000 shares of its common stock for approximately $5.0 million in the fourth quarter of fiscal 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R), while the retroactive method records compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123 (R) and expects the adoption of SFAS 123 (R) to have a material impact on its consolidated financial position and results of operation. The Company has not determined the method of adoption or whether the adoption will result in amounts similar to the current pro forma disclosures under the original SFAS 123.

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

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not expect to apply this provision based upon its preliminary evaluation.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transaction with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements under adoption of SFAS 123 (R), the modification of employee share options prior to adoption of SFAS 123 (R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123 (R). The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when they adopt it in fiscal 2007.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

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

The market for professional services is highly competitive, and if we are unable to compete effectively against our competitors, our business and operating results could be adversely affected.

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

During the downturn in the U.S. economy during fiscal 2002 and 2003, our business was adversely affected. As the general level of economic activity slowed, our clients delayed or cancelled plans that involved professional services, particularly outsourced professional services. Consequently, we experienced fluctuations in the demand for our services. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a non-economic reduction in the demand for our associates, our financial results could suffer.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million from $191.5 million in fiscal 2001, but revenue has increased in each subsequent fiscal year. However, there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of recent growth emanates from clients’ demands related to compliance with certain sections of Sarbanes. For large companies with calendar year-ends, initial compliance was required by March 2005. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

Our future success depends upon the continued employment of certain key members of management, including Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or other members of our management team could significantly disrupt our operations. Key members of our senior management team also include Karen M. Ferguson, an executive vice president, John D. Bower, our senior vice president, finance, and Kate W. Duchene, our chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Bower or Ms. Duchene.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of associates eligible for our offered benefits as the average length of employment with the Company increases;

•	the number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks.

Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock could decline.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. The first management report on internal controls is contained in this report. Section 404 also requires our independent registered public accountant to attest to, and report on, management’s assessment of our internal control over financial reporting.

Our management does not expect that our internal control over financial reporting will prevent all errors or frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or frauds may occur and not be detected.

Although our management has determined, and our independent registered public accountant has attested, that internal control over financial reporting was effective as of May 31, 2005, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We may be subject to laws and regulations that impose difficult and costly compliance requirements and subject us to potential liability and the loss of clients.

In connection with providing services to clients in certain regulated industries, such as the gaming and energy industries, we are subject to industry-specific regulations, including licensing and reporting requirements. Complying with these requirements is costly and, if we fail to comply, we could be prevented from rendering services to clients in those industries in the future. Additionally, changes in these requirements, or in other laws applicable to us, in the future could increase our costs of compliance.

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

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note 10-Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our company or our management by deterring acquisitions of our stock not approved by our board of directors.

Our clients may be confused by the change in our name to “Resources Global Professionals”.

In January 2005, our operating company began doing business as Resources Global Professionals in order to better reflect our global capabilities across a base of more than 1,900 clients within 39 countries and to avoid confusion with other companies using the name “Resources Connection” or some variation thereof. However, some clients and prospective clients may be confused by this name change or may be unaware that Resources Connection and Resources Global Professionals are the same company. While we believe that the name change enhances our brand identity, there is a risk that confusion over the name change could cause our financial results to suffer.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for U.S. and foreign registrations on this new service mark. We have previously obtained U.S. registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002 as well as certain foreign registrations. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the new operating company name of Resources Global Professionals this year. However, our rights to this service mark are not currently protected by any U.S. or foreign registration, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    At the end of fiscal 2005, we had approximately $134.7 million of cash, highly liquid short-term investments and long-term marketable securities. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

Foreign Currency Exchange Rate Risk.    Prior to fiscal 2004, our foreign operations were not significant to our overall operations, and our exposure to foreign currency exchange rate risk was low. However, as our strategy to continue expanding foreign operations progresses, more of our revenues will be derived from foreign operations denominated in the currency of the applicable markets.

For the year ended May 31, 2005, approximately 19% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Ninety-three per cent of our fiscal year-end balances of cash, short-term investments and investments in marketable securities were denominated in U.S. dollars. The remaining 7% was comprised primarily of cash balances translated from Euros, British Pounds or Swedish Krona. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gain.

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOURCES CONNECTION, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Resources Connection, Inc.

We have completed an integrated audit of Resources Connection, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Orange County, California
August 10, 2005

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2005	May 31, 2004
	(amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$65,741	$50,126
Short-term investments	27,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $5,268 and $3,262 as of May 31, 2005 and 2004, respectively	80,848	59,766
Prepaid expenses and other current assets	3,555	3,955
Prepaid income taxes	—	535
Deferred income taxes	5,446	3,674

Total current assets	182,590	118,056
Investments in marketable securities	42,000	18,000
Goodwill	80,013	76,048
Intangible assets, net	3,621	5,005
Property and equipment, net	8,827	6,655
Other assets	2,711	2,499

Total assets	$319,762	$226,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,725	$13,700
Accrued salaries and related obligations	41,752	27,059
Income taxes payable and other liabilities	2,821	482

Total current liabilities	63,298	41,241
Deferred income taxes	8,097	4,688

Total liabilities	71,395	45,929

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 140,000 and 70,000 shares authorized; 47,968 and 23,355 shares issued, and 47,404 and 23,201 shares outstanding as of May 31, 2005 and 2004, respectively	479	233
Additional paid-in capital	125,271	108,849
Deferred stock compensation	—	(168)
Accumulated other comprehensive gain	632	514
Retained earnings	127,266	71,210
Treasury stock at cost, 564 and 154 shares at May 31, 2005 and 2004, respectively	(5,281)	(304)

Total stockholders’ equity	248,367	180,334

Total liabilities and stockholders’ equity	$319,762	$226,263

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended May 31,
	2005	2004	2003
	(amounts in thousands, except net income per common share)
Revenue	$537,636	$328,333	$202,022
Direct cost of services	324,642	199,870	121,648

Gross profit	212,994	128,463	80,374
Selling, general and administrative expenses	116,402	84,301	58,248
Amortization of intangible assets	1,743	1,716	655
Depreciation expense	2,191	1,907	1,290

Income from operations	92,658	40,539	20,181
Interest income	(2,128)	(593)	(1,077)

Income before provision for income taxes	94,786	41,132	21,258
Provision for income taxes	38,730	16,798	8,716

Net income	$56,056	$24,334	$12,542

Net income per common share
Basic	$1.19	$0.53	$0.29

Diluted	$1.11	$0.50	$0.27

Weighted average common shares outstanding
Basic	47,074	45,984	43,698

Diluted	50,484	48,780	45,792

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock		Notes Receivable From Stockholders	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances as of May 31, 2002	21,661	$216	$79,991	$(909)	101	$(1)	$(109)	$(51)	$34,334	$113,471
Exercise of stock options	388	4	2,342							2,346
Tax benefit from exercise of stock options			1,152							1,152
Issuance of common stock under Employee Stock Purchase Plan	86	1	1,800							1,801
Issuance of common stock for acquisition of The Procurement Centre	116	1	1,503							1,504
Repurchase of treasury stock					40
Reversal of deferred compensation for restricted stock and stock options forfeited			(112)	112						—
Amortization of deferred stock compensation				317						317
Repayment of notes receivable from shareholders							54			54
Comprehensive Income:
Currency translation adjustment								344		344
Net income for the year ended May 31, 2003	—	—	—	—	—	—	—	—	12,542	12,542

Total comprehensive income	—	—	—	—	—	—	—	—	—	12,886

Balances as of May 31, 2003	22,251	222	86,676	(480)	141	(1)	(55)	293	46,876	133,531
Exercise of stock options	1,034	10	13,953							13,963
Tax benefit from exercise of stock options			6,840							6,840
Issuance of common stock under Employee Stock Purchase Plan	70	1	1,394							1,395
Repurchase of treasury stock					13	(303)				(303)
Reversal of deferred compensation for restricted stock and stock options forfeited			(14)	14						—
Amortization of deferred stock compensation				298						298
Repayment of notes receivable from shareholders							55			55
Comprehensive Income:
Currency translation adjustment								221		221
Net income for the year ended May 31, 2004	—	—	—	—	—	—	—	—	24,334	24,334

Total comprehensive income	—	—	—	—	—	—	—	—	—	24,555

Balances as of May 31, 2004	23,355	233	108,849	(168)	154	(304)	—	514	71,210	180,334
Exercise of stock options	606	6	8,855							8,861
Tax benefit from exercise of stock options			5,150							5,150
Issuance of common stock under Employee Stock Purchase Plan	71	1	1,937							1,938
Issuance of common stock for acquisition of Nordic Spring	38		719							719
Repurchase of treasury stock					255	(4,977)				(4,977)
Amortization of deferred stock compensation				168						168
Common stock split	23,898	239	(239)		155					—
Comprehensive Income:
Currency translation adjustment								118		118
Net income for the year ended May 31, 2005	—	—	—	—	—	—	—	—	56,056	56,056

Total comprehensive income	—	—	—	—	—	—	—	—	—	56,174

Balances as of May 31, 2005	47,968	$479	$125,271	—	564	$(5,281)	—	$632	$127,266	$248,367

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2005	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$56,056	$24,334	$12,542
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	3,934	3,623	1,945
Amortization of deferred stock compensation	168	298	317
Bad debt expense	2,555	1,910	907
Tax benefit from exercise of stock options	5,150	6,840	1,152
Deferred income taxes	1,662	214	555
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(23,047)	(25,762)	(5,938)
Prepaid expenses and other current assets	514	(1,807)	(316)
Prepaid income taxes	2,776	1,239	1,731
Other assets	(619)	(1,100)	(102)
Accounts payable and accrued expenses	3,214	(287)	92
Accrued salaries and related obligations	14,437	9,160	4,546
Other liabilities	654	224	(432)

Net cash provided by operating activities	67,454	18,886	16,999

Cash flows from investing activities:
Redemption of marketable securities	10,000	50,000	18,000
Purchase of marketable securities	(55,000)	(48,000)	(14,000)
Purchase of short-term investments	(6,000)	—	—
Purchase of Nordic Spring, net of cash acquired and including transaction costs	(2,927)	—	—
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	—	(27,893)	—
Purchase of policyIQ, including transaction costs	—	(2,056)	—
Purchase of Deloitte Re:sources Pty, including transaction costs	—	(1,078)	—
Purchase of The Procurement Centre, net of cash acquired and including transaction costs	—	—	(8,003)
Purchases of property and equipment	(4,289)	(3,180)	(675)

Net cash used in investing activities	(58,216)	(32,207)	(4,678)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,861	13,963	2,346
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,938	1,395	1,801
Repurchase of treasury stock	(4,977)	(303)	—
Repayment of notes receivable from stockholders	—	55	54

Net cash provided by financing activities	5,822	15,110	4,201

Effect of exchange rate changes on cash	555	259	(189)

Net increase in cash	15,615	2,048	16,333
Cash and cash equivalents at beginning of period	50,126	48,078	31,745

Cash and cash equivalents at end of period	$65,741	$50,126	$48,078

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection announced on January 10, 2005 that it was changing the name of its operating entities to Resources Global Professionals (“Resources Global”) to better reflect Resources Connection’s global capabilities. Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and nine foreign subsidiaries (collectively the “Company”). LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management and legal services on a project basis. RAS commenced business formally in June 2002 and assists clients with their internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Canada, France, Hong Kong, Japan, the Netherlands, Sweden, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31. The fiscal years ended May 31, 2005 and 2004 consist of 52 weeks. The fiscal year ended May 31, 2003 consists of 53 weeks.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.7%, 0.6% and 1.0% of revenue for the years ended May 31, 2005, 2004 and 2003, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Information

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. All per share amounts disclosed in these financial statements have been restated to reflect the impact of the two-for-one common stock split distributed on March 1, 2005.

Potential common shares totaling 876,000, 436,000 and 1,518,000 were not included in the diluted earnings per share amounts for the years ended May 31, 2005, 2004 and 2003, respectively, as their effect would have been anti-dilutive. For the years ended May 31, 2005, 2004 and 2003, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,410,000, 1,398,000 and 1,047,000 respectively. The potential common shares disclosed in this paragraph for the years ended May 31, 2004 and 2003 are presented on a pre-stock split basis, as described in Note 10-Stockholders’ Equity.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Allowance for Doubtful Accounts

The company maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of its clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

Short-Term Investments and Investments in Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of government-agency bonds. Cost approximates market for these securities. All held-to-maturity securities have remaining maturity dates between three months and two years.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assessments of whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed their annual impairment analysis as of May 31, 2005 and will continue to test for impairment annually. No impairment was indicated as of May 31, 2005. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Refer to Note 5-Intangible Assets and Goodwill for further description of the Company’s intangible assets.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options is used to record compensation expense and if the grant price of the options is equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options is included in determining net income and net income per share. SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” requires more prominent and frequent disclosures about the effects of stock-based compensation, including the following pro forma information.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma net income per share would have been as follows (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$56,056	$24,334	$12,542
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,323)	(6,190)	(8,275)

Pro forma net income	$46,733	$18,144	$4,267

Net income per share:
Basic-as reported	$1.19	$0.53	$0.29
Basic-pro forma	$0.99	$0.39	$0.10
Diluted-as reported	$1.11	$0.50	$0.27
Diluted-pro forma	$0.98	$0.39	$0.10

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Weighted-average expected life (years)	5	5	5
Annual dividend per share	None	None	None
Risk-free interest rate	3.44%–4.13%	2.48%–3.38%	2.68%–4.08%
Expected volatility	50%	50%	65%

Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of the pro forma effect on reported net income for future years.

The Company expects to adopt the provisions of SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”) on June 1, 2006. SFAS 123 (R) will require all share-based payment to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. See Recent Accounting Pronouncements below for further information.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R), while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123 (R) and expects the adoption of SFAS 123 (R) to have a material impact on its consolidated financial position and results of operation. The Company has not determined the method of adoption or whether the adoption will result in amounts similar to the current pro forma disclosures under the original SFAS 123.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not expect to apply this provision based upon its preliminary evaluation.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transaction with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements under adoption of SFAS 123 (R), the modification of employee share options prior to adoption of SFAS 123 (R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123 (R). The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when they adopt it in fiscal 2007.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 27, 2004, the Company acquired approximately 80% of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $4.6 million. This acquisition expanded the Company’s European presence into the Nordic region. Consideration paid, including amounts paid in the fourth quarter of fiscal 2005, consisted of approximately $3.6 million in cash, $250,000 in transaction costs directly attributable to the acquisition and approximately 38,000 shares of common stock with a fair value of approximately $700,000. The acquisition agreement provided for an additional earn-out payment if Nordic Spring met certain financial goals for calendar year 2004. The additional payment, finalized during the Company’s fiscal fourth quarter, included payment of approximately $500,000 in cash and issuance of approximately 6,300 shares of common stock with a fair value of approximately $172,000. The Company has the obligation to purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) for the Company’s fiscal 2006 and will be payable 50% in cash and 50% in the Company’s common stock.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The total intangible assets acquired include approximately $4.0 million for goodwill, $173,000 for a non-compete agreement, $161,000 for customer relationships and $25,000 for an associate database. The associate database is amortized over four years, the non-compete agreement over three years and customer relationships over two and a half years.

On July 15, 2003, the Company acquired the outstanding capital shares of Ernst & Young’s subsidiary, Executive Temporary Management BV in the Netherlands for $29.8 million, including $1.6 million in transaction costs directly attributable to the acquisition. The Company completed the acquisition to provide a foundation in continental Europe and believes the acquisition will allow it to market to current and prospective multinational clients with significant international operations. This operation has been renamed Resources Global Professionals Europe BV (“RGPE”).

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the purchase price and allocation of the acquisition of RGPE are as follows (in thousands):

Tangible assets acquired	$11,526
Liabilities assumed	(12,060)
Identifiable intangible assets acquired	4,668
Goodwill	25,659

Total	$29,793

The following table presents revenue, income before provision for income taxes, net income and diluted earnings per share for the years ended May 31, 2004 and 2003 as if the acquisition of RGPE had occurred on June 1, 2003 and 2002, respectively (in thousands):

	Resources Connection, Inc. Year Ended May 31, 2004	RGPE Pre- Acquisition Results	Pro Forma Adjustments	Pro Forma Combined
Revenue	$328,333	$5,233	$—	$333,566
Income before provision for income taxes	$41,132	$(82)	$(117)	$40,933
Net income	$24,334	$(53)	$(70)	$24,211
Diluted earnings per share	$0.50	—	—	$0.50

	Resources Connection, Inc. Year Ended May 31, 2003	RGPE Pre- Acquisition Results	Pro Forma Adjustments	Pro Forma Combined
Revenue	$202,022	$58,693	$—	$260,715
Income before provision for income taxes	$21,258	$(417)	$(1,476)	$19,365
Net income	$12,542	$(265)	$(871)	$11,406
Diluted earnings per share	$0.27	—	—	$0.25

The net pro forma adjustments reflect estimated amortization on intangible assets acquired, reduction in interest income from the use of cash in the purchase and the related impact on income taxes.

On July 30, 2003, the Company acquired policyIQ, a web-based solution for internal controls documentation and content management, for $2.0 million and a provision for contingent payments based on future sales volume.

On June 1, 2003, the Company acquired the operations of Deloitte Re:sources Pty Ltd. operating in Australia from Deloitte Touche Tohmatsu Australia for $1.0 million. This operation has been renamed Resources Connection Australia Pty Ltd., doing business as Resources Global Professionals Australia.

Pro forma disclosures are not made for acquisitions other than RGPE due to immateriality.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property and Equipment

Property and equipment consist of the following at May 31 (in thousands):

	2005	2004
Computers and equipment	$9,186	$6,683
Furniture	2,784	2,317
Leasehold improvements	3,352	2,635

	15,322	11,635
Less accumulated depreciation and amortization	(6,495)	(4,980)

	$8,827	$6,655

5.	Intangible Assets and Goodwill

The following table presents detail of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of May 31, 2005			As of May 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-4 years)	$5,010	$(2,480)	$2,530	$4,849	$(1,170)	$3,679
Associate and customer database (1-5 years)	1,759	(1,089)	670	1,734	(878)	856
Non-compete agreements (1-4 years)	802	(673)	129	630	(630)	—
Developed technology (3 years)	520	(310)	210	520	(132)	388
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,173	$(4,552)	$3,621	$7,815	$(2,810)	$5,005

Goodwill (indefinite life)	$84,630	$(4,617)	$80,013	$80,665	$(4,617)	$76,048

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment analysis during each of the years ended May 31, 2005 and 2004, and determined that no adjustment to the carrying value of goodwill was required. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company recorded amortization expense for the years ended May 31, 2005, 2004 and 2003 of $1,743,000, $1,716,000 and $655,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2006, 2007, 2008 and 2009 is $1,740,000, $1,381,000, $382,000 and $36,000 respectively. Amortization is complete as of the end of fiscal 2009.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a roll forward of the Company’s goodwill balance (in thousands):

	Gross	Accumulated Amortization	Net
Goodwill, as of May 31, 2004	$80,665	$(4,617)	$76,048
Acquisitions	3,987	—	3,987
Impact of foreign currency exchange rate changes	(22)	—	(22)

Goodwill, as of May 31, 2005	$84,630	$(4,617)	$80,013

6.	Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations for the years ended May 31 (in thousands):

	2005	2004	2003
Current
Federal	$29,292	$13,517	$7,084
State	6,374	2,900	1,077
Foreign	1,427	167	—

	37,093	16,584	8,161

Deferred
Federal	209	258	1,030
State	52	62	286
Foreign	1,376	(106)	(761)

	1,637	214	555

	$38,730	$16,798	$8,716

The components of the provision for deferred income taxes are as follows for the years ended May 31 (in thousands):

	2005	2004	2003
Allowance for doubtful accounts	$(816)	$(350)	$(107)
Property and equipment	200	23	(62)
Goodwill and non-compete agreement	1,833	1,296	1,286
Accrued liabilities	(762)	(432)	(23)
Deferred compensation	—	—	357
Foreign items	1,376	(106)	(761)
Net operating losses	31	—	—
State taxes	(225)	(217)	(135)

Net deferred income tax provision	$1,637	$214	$555

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before provision for income taxes are as follows for the years ended May 31 (in thousands):

	2005	2004	2003
Domestic	$88,825	$39,526	$23,278
Foreign	5,961	1,606	(2,020)

	$94,786	$41,132	$21,258

The provision for income taxes from operations differs from the amount that would result from applying the federal statutory rate as follows for the years ended May 31:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4%	4.7%	4.2%
Other, net	1.5%	1.1%	1.8%

Effective tax rate	40.9%	40.8%	41.0%

The components of the net deferred tax liability consist of the following as of May 31 (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$2,190	$1,374
Accrued compensation	2,307	1,547
Accrued expenses	283	281
Net operating losses	50	81
Foreign items	380	1,756
State taxes	616	391

	5,826	5,430

Deferred tax liabilities:
Property and equipment	(301)	(101)
Goodwill and non-compete agreement	(8,176)	(6,343)

	(8,477)	(6,444)

Net deferred tax liability	$(2,651)	$(1,014)

The Company had an income tax liability of $1,955,000 at May 31, 2005 and a prepaid income tax balance of $535,000 at May 31, 2004.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $5,150,000 and $6,840,000 for the years ended May 31, 2005 and 2004, respectively. Such benefit is reflected as additional paid-in capital.

Realization of the deferred tax assets is dependent upon generating sufficient taxable income. Although realization is not assured for the deferred tax assets, management believes that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of $867,000 from the Company’s foreign subsidiaries as of May 31, 2005 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has foreign net operating loss carryforwards of $1,059,000 of which $225,000 will expire in 2010 and the remaining amount can be carried forward indefinitely.

As a result of the policyIQ acquisition, the Company acquired net operating loss carryforwards. At May 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $112,000 and $157,000, respectively, which will begin to expire in 2021 through 2023. Utilization of net operating loss carryforwards are subject to the “change of ownership” provisions under Section 382 of the Internal Revenue Code. The amount of such annual limitation is approximately $89,000.

7.	Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following as of May 31 (in thousands):

	2005	2004
Accrued salaries and related obligations	$16,425	$10,814
Accrued bonuses	19,582	12,827
Accrued vacation	5,745	3,418

	$41,752	$27,059

8.	Revolving Credit Agreement

The Company’s original August 2001 $10.0 million unsecured revolving credit facility with Bank of America was replaced effective March 26, 2004 with a new $10.0 million unsecured revolving credit facility with substantially the same terms (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of May 31, 2005, the Company had no outstanding borrowings under the revolving credit facility.

The Credit Agreement contains certain financial and other restrictive covenants. These covenants include, but are not limited to, maintaining defined levels of profitability. The Company was in compliance with these covenants as of May 31, 2005.

9.	Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and long-term marketable securities with a high credit quality financial institution. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 6%, 6% and 4% of revenue for the years ended May 31, 2005, 2004 and 2003, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Stockholders’ Equity

On February 8, 2005, the board of directors approved a two-for-one split of its common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on February 18, 2005 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on March 1, 2005. Earnings per share and all option related information for all prior periods presented have been restated in the accompanying financial statements to reflect this split.

In October 2002, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of our common stock on the open market. During the year ended May 31, 2005, the Company repurchased approximately 255,000 shares of common stock on the open market for a total of approximately $5.0 million. There were no repurchases of common stock during the year ended May 31, 2004. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

On October 15, 2004, the Company held its annual meeting of stockholders. At that meeting, the stockholders approved an increase in the Company’s number of authorized shares of common stock from 35,000,000 to 70,000,000 with a $0.01 par value. At May 31, 2005 and 2004, there were 47,968,000 and 23,355,000 shares outstanding of common stock, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding at May 31, 2005 and 2004.

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

During fiscal 2004 and 2003, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 13,000 and 40,000 shares, respectively, of its common stock from former employees. No shares were reacquired in fiscal 2005. None of the shares reacquired in 2004 or 2003 have subsequently been resold. Pursuant to the 1998 Employee Stock Purchase Plan, the Company resold 75,000 shares of common stock in fiscal 2001 for an aggregate purchase price of approximately $513,000 to certain employees and consultants of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% with annual aggregate principal payments of approximately $55,000 through June 30, 2003. The notes were repaid during fiscal 2004.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Benefit Plan

The Company established a defined contribution 401(k) plan (“the plan”) on April 1, 1999, which covers all employees who have completed three months of service and are age 21 or older. Participants may contribute up to 15% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual salaries. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 31, 2005, 2004 and 2003, the Company contributed approximately $1,506,000, $916,000 and $806,000 respectively, to the plan.

12.	Supplemental Disclosure of Cash Flow Information

For the years ended May 31 (in thousands):

	2005	2004	2003
Income taxes paid	$29,605	$8,506	$5,302
Non-cash investing and financing activities:
Deferred stock compensation	$—	$(14)	$(112)
Acquisition of Nordic Spring (2005) and The Procurement Centre (2003):
Issuance of common stock	$719	$—	$1,504

13.	Commitments and Contingencies

Lease Commitments

At May 31, 2005, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2005, the Company had no significant capital leases. Future minimum rental commitments under operating leases are as follows (in thousands):

Years Ending May 31:
2006	$7,087
2007	5,643
2008	4,363
2009	4,037
2010	3,826
Thereafter	4,788

Total	$29,744

Rent expense for the years ended May 31, 2005, 2004 and 2003 totaled $8,489,000, $7,049,000 and $5,433,000, respectively.

Employment Agreements

The Company entered into a new employment agreement in fiscal 2004 with its Chief Executive Officer. This agreement is effective through 2009. It provides Mr. Murray with a specified severance amount depending on whether his separation from the company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management through 2006. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in their applicable agreements.

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

2004 Performance Incentive Plan

On October 15, 2004, the Company’s stockholders approved the Resources Connection, Inc. 2004 Performance Incentive Plan (the “Plan”). This plan replaces the Company’s 1999 Long Term Incentive Plan (the “Prior Plan”). Under the terms of the Plan, the Company’s Board of Directors or one or more committees appointed by the Board of Directors will administer the Plan. The Board of Directors has delegated general administrative authority for the Plan to the Corporate Governance, Nominating and Compensation Committee of the Board of Directors.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 4,000,000 shares, plus (2) the number of shares available for additional award grant purposes under the Company’s 1999 Long Term Incentive Plan (the “Prior Plan”) immediately prior to the Board approval of the Plan on September 3, 2004, plus (3) the number of any shares subject to stock options granted under the Existing Plans and outstanding as of September 3, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised or vested. Accordingly, on September 3, 2004, approximately 4,385,000 shares (4,000,000 shares plus the 385,000 shares that were carried-over from the Prior Plan) were available for award grant purposes under the Plan, subject to future increases as described above as awards outstanding under the Prior Plan are cancelled, forfeited or otherwise terminate without having been exercised or become vested, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Incentive Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) shall not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan become exercisable generally over periods of one to five years and expire within a period of not more than ten years from the date of grant.

For both the Plan and the Prior Plan: there were 2,970,000 options exercisable at May 31, 2005 at a weighted average exercise price of $10.37 per share, 1,988,000 options exercisable at May 31, 2004 at a weighted average exercise price of $8.12 per share and 2,092,000 options exercisable at May 31, 2003 at a weighted average exercise price of $7.41 per share.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the option activity under the Plan and the Prior Plan follows. All prior year amounts have been restated to reflect the stock split discussed in Note 10-Stockholders’ Equity (number of shares under option in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price
Options outstanding at May 31, 2002	7,056	$8.08
Granted, at fair market value	2,282	$8.82
Exercised	(776)	$3.35
Forfeited	(1,048)	$9.33

Options outstanding at May 31, 2003	7,514	$8.62
Granted, at fair market value	4,126	$14.35
Exercised	(2,068)	$6.75
Forfeited	(1,090)	$10.84

Options outstanding at May 31, 2004	8,482	$11.56
Granted, at fair market value	1,855	$23.46
Exercised	(1,080)	$8.20
Forfeited	(634)	$13.91

Options outstanding at May 31, 2005	8,623	$14.37

The following table summarizes significant option groups outstanding as of May 31, 2005 and related weighted average price and life information (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at May 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable at May 31, 2005	Weighted Average Exercise Price
$1.50 to $2.50	531	$1.97	4.74	531	$1.97
$6.00 to $9.24	1,376	$7.97	6.83	788	$8.24
$10.17 to $12.72	1,698	$12.01	7.66	546	$12.02
$13.78 to $14.33	1,489	$14.17	7.52	673	$14.30
$15.38 to $26.47	3,529	$19.94	9.20	432	$16.37

	8,623	$14.37	7.95	2,970	$10.37

During the years ended May 31, 2005, 2004 and 2003, the Company recorded compensation expense related to options granted to employees of $16,000, $120,000 and $136,000, respectively, representing the difference between the deemed fair market value of the common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant. The amortization related to this deferred compensation was completed in fiscal 2005. The Company amortizes deferred compensation over the related service period of the underlying options.

Employee Stock Purchase Plan

In October 2000, the Company’s board of directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued (on a post stock split basis). The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock at a price equal to the lesser of 85% of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 71,000, 70,000 and 86,000 shares of common stock pursuant to this plan during the years ended May 31, 2005, 2004 and 2003, respectively (stated on a pre-stock split basis). There are 1,754,000 shares of common stock unissued as of May 31, 2005.

1998 Restricted Stock Purchase Plan

Under the terms of the Resources Connection, Inc. 1998 Restricted Stock Purchase Plan (the “Purchase Plan”), a total of 11,260,000 shares of common stock may be issued (shares stated on a post-split basis). The Purchase Plan gives the administrator authority to grant awards to management-based employees at a price of at least 85% of the fair market value of the stock (100% of the fair market value of the stock in the case of an individual possessing more than 10% of the total outstanding stock of the Company) on the date the related award was granted. An award under the Purchase Plan gives the participant the right to acquire a specified number of shares of common stock, at a specified price, for a limited period of time. Awards under the Purchase Plan are generally nontransferable. The stock purchased upon exercise of an award generally vests over five years. All shares issued under this plan are now fully vested.

From December 1998 through February 1999, 11,260,000 awards were granted and exercised pursuant to the Purchase Plan at a price of $0.01 per share. During the year ended May 31, 2001, repurchased unvested shares of common stock were sold to eligible employees for $4.00 per share pursuant to the terms of the 1998 Restricted Stock Purchase Plan. The amount of unearned compensation recognized for stock re-sold under the Purchase Plan was $152,000, $178,000 and $181,000 for the years ended May 31, 2005, 2004 and 2003, respectively. The balance related to the unearned compensation was fully amortized during fiscal 2005. The Company does not anticipate granting any additional awards under the Purchase Plan.

15.	Segment Information and Enterprise Reporting

No single customer accounted for more than 6%, 6% and 4% of revenue for the years ended May 31, 2005, 2004 and 2003, respectively.

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1-Description of the Company and its Business to the financial statements on this Annual Report on Form 10-K. Summarized information regarding the Company’s domestic and international operations is shown in the following table for the years ended May 31, 2005 and 2004. Amounts related to international operations for the year ended May 31, 2003 were not material. Amounts are stated in thousands:

	Revenue for the Years Ended May 31,		Long-Lived Assets as of May 31, (1)
	2005	2004	2005	2004
United States	$435,167	$265,262	$7,311	$4,890
The Netherlands	54,434	43,847	782	1,202
Other	48,035	19,224	734	563

Total	$537,636	$328,333	$8,827	$6,655

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our board of directors has adopted a code of business conduct and ethics that applies to our chief executive officer and other senior executives, including our chief financial officer, as required by the Securities and Exchange Commission. The full text of our code of business conduct and ethics can be found on the investor relations page of our website at www.resourcesglobal.com. We intend to satisfy the Securities and Exchange Commission disclosure requirements regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our chief executive officer and other senior executives, including our chief financial officer, or persons performing similar functions, by posting such information on the investor relations page of our website at www.resourcesglobal.com.

Reference is made to the information regarding directors appearing under the caption “ELECTION OF DIRECTORS,” to the information regarding executive officers under the caption “EXECUTIVE OFFICERS,” to the information appearing under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and to the information under the caption “AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the captions “EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE REPORT” and “PERFORMANCE GRAPH,” in each case, in the Company’s proxy statement related to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The following table highlights the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,623,894	$14.37	4,924,957 (1)
Equity compensation plans not approved by security holders (2)	—	—	—

(1)	Includes 1,754,000 shares available for issuance under the Company’s Employee Stock Purchase Plan. The amount does not include 308,000 shares available for restricted stock awards under the Company’s 1998 Employee Stock Purchase Plan since we do not intend to grant any further awards pursuant to the 1998 Employee Stock Purchase Plan.
(2)	The Company does not have any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the proxy statement related to the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “FEES” in the proxy statement related to the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated balance sheets as of May 31, 2005 and 2004.

Consolidated statements of income for the years ended May 31, 2005, 2004 and 2003.

Consolidated statements of stockholders’ equity and comprehensive income for the years ended

May 31, 2005, 2004 and 2003.

Consolidated statements of cash flows for the years ended May 31, 2005, 2004 and 2003.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

      2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts.

Schedule I, III, IV and V have been omitted as they are not applicable.

      3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.2	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.4	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.5	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.12	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.16	Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.17	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.18	Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.19	Employment Agreement, dated April 1, 2004, between Resources Connection, Inc. and Donald B. Murray. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.20	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

Exhibit Number	Description of Document
10.21	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.22	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.23	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.24	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC.*

21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Rule 1350 Certification of Chief Executive Officer.*

32.2	Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto
Chief Financial Officer
DATE	August 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD B. MURRAY Donald B. Murray	Chief Executive Officer, President and Director (Principal Executive Officer)	August 11, 2005

/S/ STEPHEN J. GIUSTO Stephen J. Giusto	Chief Financial Officer, Executive Vice President of Corporate Development, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	August 11, 2005

/S/ KAREN M. FERGUSON Karen M. Ferguson	Executive Vice President and Director	August 11, 2005

/S/ NEIL DIMICK Neil Dimick	Director	August 11, 2005

/S/ JULIE HILL Julie Hill	Director	August 11, 2005

/S/ A. ROBERT PISANO A. Robert Pisano	Director	August 11, 2005

/S/ GERALD ROSENFELD Gerald Rosenfeld	Director	August 11, 2005

/S/ JOHN C. SHAW John C. Shaw	Director	August 11, 2005

/S/ JOLENE SYKES Jolene Sykes	Director	August 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of

Resources Connection, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal controls over financial reporting referred to in our report dated August 10, 2005, appearing in this Annual Report on 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/    PRICEWATERHOUSECOOPERS LLP

Orange County, California

August 10, 2005

RESOURCES CONNECTION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
Allowance for Doubtful Accounts for the Years Ended May 31:
2003	$2,157,000	$907,000	$(676,000)	$2,388,000
2004	$2,388,000	$1,910,000	$(1,036,000)	$3,262,000
2005	$3,262,000	$2,555,000	$(549,000)	$5,268,000