Form 10-Q
period 2005-08-31
RESOURCES CONNECTION INC
filed 2005-10-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005, 47,754,179 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,656,000	$38,741,000
Short-term investments	74,000,000	54,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,634,000 and $5,268,000 as of August 31, 2005 and May 31, 2005, respectively	83,356,000	80,848,000
Prepaid expenses and other current assets	3,553,000	3,555,000
Deferred income taxes	5,446,000	5,446,000

Total current assets	188,011,000	182,590,000
Long-term investments	45,000,000	42,000,000
Goodwill	80,013,000	80,013,000
Intangible assets, net	3,186,000	3,621,000
Property and equipment, net	9,729,000	8,827,000
Other assets	3,584,000	2,711,000

Total assets	$329,523,000	$319,762,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,435,000	$18,725,000
Accrued salaries and related obligations	26,950,000	41,752,000
Income taxes payable and other liabilities	8,038,000	2,821,000

Total current liabilities	50,423,000	63,298,000
Deferred income taxes	8,090,000	8,097,000

Total liabilities	58,513,000	71,395,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 140,000,000 shares authorized; 48,596,000 and 47,968,000 shares issued; and 48,032,000 and 47,404,000 outstanding as of August 31, 2005 and May 31, 2005, respectively	486,000	479,000
Additional paid-in capital	133,278,000	125,271,000
Deferred stock compensation	(569,000)	—
Accumulated other comprehensive gain	771,000	632,000
Retained earnings	142,325,000	127,266,000
Treasury stock at cost, 564,000 shares at both August 31, 2005 and May 31, 2005	(5,281,000)	(5,281,000)

Total stockholders’ equity	271,010,000	248,367,000

Total liabilities and stockholders’ equity	$329,523,000	$319,762,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)
Revenue	$149,588,000	$115,401,000
Direct cost of services, primarily payroll and related taxes for professional services employees	90,650,000	69,934,000

Gross profit	58,938,000	45,467,000
Selling, general and administrative expenses	34,092,000	25,181,000
Amortization of intangible assets	435,000	411,000
Depreciation expense	492,000	543,000

Income from operations	23,919,000	19,332,000
Interest income	972,000	304,000

Income before provision for income taxes	24,891,000	19,636,000
Provision for income taxes	9,832,000	8,051,000

Net income	$15,059,000	$11,585,000

Net income per common share:
Basic	$0.32	$0.25

Diluted	$0.29	$0.23

Weighted average common shares outstanding:
Basic	47,724,000	46,552,000

Diluted	51,434,000	49,960,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended August 31, 2005
COMMON STOCK—SHARES:
Balance at beginning of period	47,968,000
Exercise of stock options	535,000
Issuance of common stock under Employee Stock Purchase Plan	68,000
Issuance of restricted stock	25,000

Balance at end of period	48,596,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$479,000
Exercise of stock options	6,000
Issuance of common stock under Employee Stock Purchase Plan	1,000
Issuance of restricted stock	—

Balance at end of period	$486,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$125,271,000
Exercise of stock options	6,059,000
Issuance of common stock under Employee Stock Purchase Plan	1,349,000
Issuance of restricted stock	599,000

Balance at end of period	$133,278,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$—
Issuance of restricted stock	(599,000)
Amortization of deferred stock compensation	30,000

Balance at end of period	$(569,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$632,000
Translation adjustments	139,000

Balance at end of period	$771,000

RETAINED EARNINGS:
Balance at beginning of period	$127,266,000
Net income	15,059,000

Balance at end of period	$142,325,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(564,000)
Repurchase of shares	—

Balance at end of period	(564,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(5,281,000)
Repurchase of shares	—

Balance at end of period	$(5,281,000)

COMPREHENSIVE INCOME:
Net income	$15,059,000
Translation adjustments	139,000

Total comprehensive income	$15,198,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Net income	$15,059,000	$11,585,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	927,000	954,000
Amortization of deferred stock compensation	30,000	70,000
Bad debt expense	684,000	865,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(3,192,000)	(6,487,000)
Prepaid expenses and other current assets	2,000	996,000
Income taxes	4,637,000	5,607,000
Other assets	(873,000)	1,593,000
Accounts payable and accrued expenses	(3,290,000)	(2,365,000)
Accrued salaries and related obligations	(14,802,000)	(8,767,000)
Other liabilities	580,000	(146,000)

Net cash provided by (used in) operating activities	(238,000)	3,905,000

Cash flows from investing activities:
Redemption of long-term investments	5,000,000	—
Purchase of long-term investments	(15,000,000)	(16,000,000)
Redemption of short-term investments	17,000,000	7,000,000
Purchase of short-term investments	(30,000,000)	(3,000,000)
Purchase of Nordic Spring, net of cash acquired and including transaction costs	—	(2,785,000)
Purchases of property and equipment	(1,394,000)	(540,000)

Net cash used in investing activities	(24,394,000)	(15,325,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,065,000	925,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,350,000	809,000

Net cash provided by financing activities	7,415,000	1,734,000

Effect of exchange rate changes on cash	132,000	(164,000)

Net decrease in cash and cash equivalents	(17,085,000)	(9,850,000)
Cash and cash equivalents at beginning of period	38,741,000	20,626,000

Cash and cash equivalents at end of period	$21,656,000	$10,776,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 31, 2005 and 2004

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection announced on January 10, 2005 that it was changing the name of its operating entities to Resources Global Professionals (“Resources Global”) to better reflect Resources Connection’s global capabilities. Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and eleven foreign subsidiaries (collectively the “Company”). LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign subsidiaries, provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management and legal services on a project basis. RAS commenced business formally in June 2002 and assists clients with internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Canada, Denmark, France, Hong Kong, Japan, the Netherlands, Norway, Sweden, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the first quarter of fiscal 2006 and 2005, each consisting of 13 weeks, were August 27, 2005 and August 28, 2004, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or August 31, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current quarter presentation.

Revision in Classification of Certain Securities

In connection with the preparation of this report, the Company concluded that it was appropriate to classify its auction rate securities as of August 31, 2005 of $40.0 million as current investments as their original maturities are greater than 90 days. Previously, such investments had been classified as cash and cash equivalents due to the fact that these instruments contain monthly interest rate reset features. Accordingly, we have revised the classification in our Consolidated Balance Sheets as of May 31, 2005, to report these securities of $27.0 million as current investments included in short-term investments consistent with the August 31, 2005 presentation. A corresponding adjustment has also been made to the Company’s Consolidated Statements of Cash Flows for the quarter ended August 31, 2004, to reflect the gross purchases of $3.0 million and sales of $7.0 million of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Income for any period.

As of May 31, 2004, $29.5 million of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet.

For the fiscal years ended May 31, 2005 and 2004, gross cash flows from investing activities from the purchase and sale of these current investments were as follows:

	Year ended May 31,
	2005	2004
Purchase of short-term investments	$(61,500)	$(32,000)
Redemption of short-term investments	64,000	2,500

There was no investment in such securities for the fiscal year ended May 31, 2003.

Short and Long-Term Investments

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities.

At August 31, 2005 and May 31, 2005, the Company held $40 million and $27 million, respectively, of marketable securities consisting of auction rate securities, classified as available-for-sale and included in the caption short-term investments in the Consolidated Balance Sheet. The Company’s investment in these securities were recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every month. These securities have stated contractual maturities in excess of one year; however, the Company has the ability to liquidate these securities and does not have any cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these marketable securities. All income generated from these current investments is recorded as interest income.

All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $45.0 million in investments classified as long-term as of August 31, 2005 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options is used to record compensation expense and if the grant price of the options is equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options is included in determining net income and net income per share. SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” requires more prominent and frequent disclosures about the effects of stock-based compensation, including the following pro forma information. See further discussion of new requirements for reporting stock-based compensation in Note 8 – Recent Accounting Pronouncements.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro forma net income and pro forma net income per share would have been as follows:

	Three months ended
	August 31, 2005	August 31, 2004
Net income, as reported	$15,059,000	$11,585,000
Stock-based employee compensation expense, net of related tax effects	18,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(429,000)	(2,608,000)

Pro forma net income	$14,648,000	$8,977,000

Net income per share:
Basic-as reported	$0.32	$0.25

Basic-pro forma	$0.31	$0.19

Diluted-as reported	$0.29	$0.23

Diluted-pro forma	$0.29	$0.18

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

Non-cash transaction

Non-cash transactions during the quarter ended August 31, 2005 include the issuance of 25,000 shares of restricted stock to a senior executive. The fair market value of the stock on the date of issuance was $23.95 per share, for an implied value of $599,000. The stock vests over five years.

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

Potential common shares totaling 205,000 and 130,000 were not included in the diluted earnings per share amounts for the three months ended August 31, 2005 and 2004, respectively, as their effect would have been anti-dilutive. For the three months ended August 31, 2005 and 2004, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,710,000 and 1,704,000, respectively. The potential common shares disclosed in this paragraph for the three months ended August 31, 2004 are presented on a pre-stock split basis, as described in Note 3-Stockholders’ Equity.

5. Acquisition

On August 27, 2004, the Company acquired approximately 80% of the shares of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $4.6 million. This acquisition expanded the Company’s European presence into the Nordic region. Consideration paid, consisted of approximately $3.6 million in cash, $250,000 in transaction costs directly attributable to the acquisition and approximately 38,000 shares of common stock with a fair value of approximately $700,000. The Company has the obligation to purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) during the Company’s fiscal 2006 and will be payable 50% in cash and 50% in the Company’s common stock.

In the first quarter of fiscal 2006, the Company recognized $83,000 as the minority interest in the operating results of Nordic Spring for such quarter; this amount is included in the Company’s “selling, general and administrative expenses” in the Consolidated Statements of Income for the three months ended August 31, 2005 and the related liability is included in “other liabilities” in the Consolidated Balance Sheet as of August 31, 2005.

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

6. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of August 31, 2005			As of May 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$5,010,000	$(2,803,000)	$2,207,000	$5,010,000	$(2,480,000)	$2,530,000
Associate and customer database (1 – 5 years)	1,759,000	(1,142,000)	617,000	1,759,000	(1,089,000)	670,000
Non-compete agreements (1 –4 years)	802,000	(687,000)	115,000	802,000	(673,000)	129,000
Developed technology (3 years)	520,000	(355,000)	165,000	520,000	(310,000)	210,000
Trade name and trademark (indefinite life)	82,000	—	82,000	82,000	—	82,000

Total	$8,173,000	$(4,987,000)	$3,186,000	$8,173,000	$(4,552,000)	$3,621,000

Goodwill (indefinite life)	$84,630,000	$(4,617,000)	$80,013,000	$84,630,000	$(4,617,000)	$80,013,000

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

The Company recorded amortization expense of $435,000 and $411,000 for the three months ended August 31, 2005 and 2004, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2006, 2007, 2008 and 2009 is $1,740,000, $1,381,000, $382,000 and $36,000, respectively. Amortization of the existing intangible assets of the Company will be complete as of the end of fiscal 2009.

7. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1-Description of the Company and its Business of the Company’s 2005 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three months ended August 31, 2005 and 2004.

	Revenue for the three months ended		Long-Lived Assets as of
	August 31, 2005	August 31, 2004	August 31, 2005(1)	May 31, 2005(1)
United States	$116,505,000	$96,868,000	$8,177,000	$7,311,000
The Netherlands	15,117,000	10,923,000	740,000	782,000
Other	17,966,000	7,610,000	812,000	734,000

Total	$149,588,000	$115,401,000	$9,729,000	$8,827,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements.

8. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (for the Company, this will occur June 1, 2006, the start of fiscal 2007). The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R), while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123 (R) and expects the adoption of SFAS 123 (R) to have a material impact on its consolidated financial position and results of operation. The Company has not determined the method of adoption or whether the adoption will result in amounts similar to the current pro forma disclosures under the original SFAS 123.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2005 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

We began operations in June 1996 as a division of Deloitte & Touche LLP and operated as a wholly owned subsidiary of Deloitte & Touche LLP from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the Nasdaq National Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s global capabilities across a base of more than 1,900 clients within 39 countries during fiscal 2005.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service lines.

Fiscal Year	Number of Domestic Offices Opened	International Operations Established	Service Line Established
1997 (initial year)	Nine		Accounting and finance

1998	Nine

1999	Ten		Information management

2000	Four	Toronto, Canada; Taipei, Taiwan; Hong Kong, People’s Republic of China	Human resources management

2001	Nine	London, England

2002	Two

2003	Six	Birmingham, England	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	The Netherlands (5 locations via acquisition); Melbourne & Sydney, Australia (via acquisition); Tokyo, Japan

2005	Two opened; two consolidation closures	Stockholm, Sweden (via acquisition); Paris, France; Calgary, Canada	Legal

2006	One	Copenhagen, Denmark; Oslo, Norway

On August 27, 2004, the Company acquired approximately 80% of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $4.6 million. This acquisition expanded the Company’s European presence into the Nordic region of Europe. Consideration paid consisted of approximately $3.6 million in cash, $250,000 in transaction costs directly attributable to the acquisition and approximately 38,000 shares of common stock with a fair value of approximately $700,000. The Company has the obligation to purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) during the Company’s fiscal 2006 and will be payable 50% in cash and 50% in the Company’s common stock.

During the first quarter of fiscal 2006, we opened practices in Louisville, Kentucky; Copenhagen, Denmark; and Oslo, Norway. As of August 31, 2005, we served our clients through 50 offices in the United States and 18 offices abroad.

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

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the current accounting standard, our goodwill and certain other intangible assets are not subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results.

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

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31, 2004

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $34.2 million, or 29.6%, to $149.6 million for the three months ended August 31, 2005 from $115.4 million for the three months ended August 31, 2004. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current quarter compared to the prior year. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service lines experienced growth in the first quarter of fiscal 2006 compared to fiscal 2005’s first quarter. Though we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have offered during the initial phase of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.

Average bill rates improved by 11.1% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 2,370 at the end of the first quarter of fiscal 2005 to 2,630 at the end of the first quarter of fiscal 2006. We operated 68 and 63 offices in the first quarters of fiscal 2006 and fiscal 2005, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for domestic United States offices improved 20.2% or $19.6 million from $96.9 million for the three months ended August 31, 2004 to $116.5 million for the three months ended August 31, 2005. Revenue for the Dutch practice improved 38.5% or $4.2 million, from $10.9 million for the three months ended August 31, 2004 to $15.1 million for the three months ended August 31, 2005. There was negligible impact on the Netherlands’ practice’s revenue from the change in foreign currency rates between the first quarters of fiscal 2006 and 2005. The other international offices’ revenue grew 136.8% or $10.4 million, from $7.6 million for the three months ended August 31, 2004 to $18.0 million for the three months ended August 31, 2005. Approximately $2.1 million of the growth in revenues was attributable to Nordic Spring, acquired at the end of the first quarter of fiscal 2005. Nevertheless, all international practices enjoyed growth from both referrals from the United States as well as internally generated opportunities, particularly in the United Kingdom, Hong Kong, Japan and Canada.

Direct Cost of Services. Direct cost of services increased $20.8 million, or 29.8%, to $90.7 million for the three months ended August 31, 2005 from $69.9 million for the three months ended August 31, 2004. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 10.4% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.6% for both the three months ended August 31, 2005 and 2004. The direct cost of services percentage did not change between the two quarters because a slight improvement in the ratio of direct associate salary expense compared to hourly revenue generated in the first quarter of fiscal 2006, was offset by the increase in volume of zero margin client expense reimbursements as the Company’s projects requiring associate travel increased significantly.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenue from 21.8% for the quarter ended August 31, 2004 to 22.8% for the quarter ended August 31, 2005 as the Company hired additional personnel across the enterprise to support the larger organization and position for future growth. Selling, general and administrative expenses increased $8.9 million, or 35.3%, to $34.1 million for the three months ended August 31, 2005 from $25.2 million for the three months ended August 31, 2004. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 478 at the end of the first quarter of fiscal 2005 to 619 at the end of the first quarter of fiscal 2006. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount; an increase in spending for advertising related to associate recruitment; and an increase in bonus expense as a result of the Company’s improved revenue results.

The Company anticipates its selling, general and administrative expenses to continue to increase during fiscal 2006 as it recruits certain key management positions, to support and grow the current revenue level. However, there can be no assurance that the Company will be able to recruit and identify appropriate candidates.

Amortization and Depreciation Expense. Amortization of intangible assets was $435,000 in the first quarter of fiscal 2006 compared to $411,000 in the prior year’s first quarter. The amortization of the intangible assets identified in the purchase price allocation of Nordic Spring in fiscal 2005 offset the completion of amortization of certain of the intangibles associated with prior year acquisitions. Absent another acquisition during fiscal 2006, amortization should remain constant at $435,000 per quarter for the remainder of the year.

Depreciation expense decreased from $543,000 for the three months ended August 31, 2004 to $492,000 for the three months ended August 31, 2005. An increase in depreciation related to the offices relocated or expanded since August 2004, depreciation related to purchases in the first quarter and investments in information technology was offset by the completion of depreciation on assets acquired during the initial relocation from Deloitte & Touche office space during fiscal 1999 and 2000.

Interest Income. During the first quarter of fiscal 2006, interest income was $972,000 compared to interest income of $304,000 in the quarter ended August 31, 2004. The increase in interest income is a combination of a higher average cash balance available for investment in the first quarter of fiscal 2006 and the improved interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of August 31, 2005, the Company has $34 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities. The Company also has $40.0 million of auction-rate securities classified as short-term investments. These investments are recorded at cost and classified as “available-for-sale”, which approximates fair market value due to their variable interest rates. These rates are typically adjusted every month, Although the stated contractual maturities of these securities is in excess of one year, the Company has the ability and intent to quickly liquidate these securities. In addition, the Company also holds $45 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds, classified as long-term investments, mature through August 2007 and have coupon rates ranging from 3.0% to 4.4%. These investments have been classified in the August 31, 2005 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $8.1 million for the three months ended August 31, 2004 to $9.8 million for the three months ended August 31, 2005 as a result of the increase in the Company’s pre-tax income. The effective tax rate was 39.5% and 41.0% in the three months ended August 31, 2005 and 2004, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s effective tax rate was lower in the fiscal 2006 quarter due primarily to the impact of the improved operating results of the Company’s international operations on the tax provision. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

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

The Company has a $10.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2005. As of August 31, 2005, the Company had no outstanding borrowings under the revolving credit facility and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $3.9 million for the three months ended August 31, 2004 compared to a use of cash of $238,000 for the three months ended August 31, 2005. Cash was used in operations in the first quarter of fiscal 2006 as compared to fiscal 2005 primarily for an increase in the amount paid for the Company’s management incentive bonus and associates’ profit sharing plan in the first quarter of fiscal 2006 as compared to the amount paid in fiscal 2005. This was offset by the increase in net income between the first quarter of fiscal 2006 and 2005 of $3.5 million and slower growth in the Company’s accounts receivable in the first quarter of fiscal 2006 as compared to fiscal 2005. The Company’s working capital includes $21.7 million in cash and cash equivalents as of August 31, 2005.

Net cash used in investing activities was $24.4 million for the first three months of fiscal 2006 compared to $15.3 million in the first three months of fiscal 2005. The Company invested a net of $17.0 million more in short-term investments in the first quarter of fiscal 2006 as compared to fiscal 2005; however, the Company invested a net of $6.0 million less in long-term investments in the current fiscal year as compared to the prior year quarter. In the prior year first three months, the Company also used a net amount of approximately $2.8 million in cash to complete the acquisition of an 80% interest in Nordic Spring and pay related transaction costs. In addition, the Company spent approximately $1.4 million on leasehold improvements, office equipment and information technology upgrades in the first three months of fiscal 2006, up from $540,000 in the previous year’s first three months.

Net cash provided by financing activities totaled $7.4 million for the three months ended August 31, 2005 compared to $1.7 million for the comparable prior year period. More stock options were exercised and more stock was purchased via the Company’s Employee Stock Purchase Plan in the first three months of fiscal 2006 compared to the prior year period.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue making investments in capital equipment, primarily technology hardware and software. In addition, we may consider making additional strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (for the Company, this will occur beginning June 1, 2006, the start of fiscal 2007). The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R), while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123 (R) and expects the adoption of SFAS 123 (R) to have a material impact on its consolidated financial position and results of operation. The Company has not determined the method of adoption or whether the adoption will result in amounts similar to the current pro forma disclosures under the original SFAS 123.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002 to $181.7 million from $191.5 million in fiscal 2001, but revenue has increased in each subsequent fiscal year. However, there can be no assurance that we will continue to be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of recent growth emanates from clients’ demands related to compliance with certain sections of Sarbanes. For large companies with calendar year-ends, initial compliance was due in March 2005. Our ability to successfully grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services lines;

•	hire qualified and experienced associates;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues from clients who have engaged us for Sarbanes compliance.

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

Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or other members of our senior management team could significantly disrupt our operations. Key members of our senior management team also include Karen M. Ferguson, an executive vice president, John D. Bower, our senior vice president, finance, and Kate W. Duchene, our chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Bower or Ms. Duchene.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes, our business and stock price could be adversely affected.

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. The first management report on internal controls is contained in our Report on Form 10-K for the fiscal year ended May 31, 2005. Section 404 also requires our independent registered public accountant to attest to, and report on, management’s assessment of our internal control over financial reporting.

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

Although our management has determined, and our independent registered public accountant has attested, that internal control over financial reporting was effective as of May 31, 2005, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. If our internal controls over financial reporting do not comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

The Company’s board of directors has adopted a stockholder rights plan, which was described in the Company’s May 31, 2005 Report on Form 10-K in Note 10-Stockholders’ Equity of the “Notes to Consolidated Financial Statements”. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our company or our management by deterring acquisitions of our stock not approved by our board of directors.

Our clients may be confused by the change in our name to “Resources Global Professionals”.

In January 2005, our operating company began doing business as Resources Global Professionals in order to better reflect our global capabilities and to avoid confusion with other companies using the name “Resources Connection” or some variation thereof. However, some clients and prospective clients may be confused by this name change or may be unaware that Resources Connection and Resources Global Professionals are the same company. While we believe that the name change enhances our brand identity, there is a risk that confusion over the name change could cause our financial results to suffer.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for U.S. and foreign registrations on this new service mark. We have previously obtained U.S. registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002 as well as certain foreign registrations. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the new operating company name of Resources Global Professionals. However, our rights to this service mark are not currently protected by any U.S. or foreign registration, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the first quarter of fiscal 2006, we had approximately $140.7 million of cash, highly liquid short-term investments and long-term marketable securities. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The Company’s short-term investments at August 31, 2005 included $40 million of marketable securities consisting of auction rate securities, classified as available-for-sale. The Company’s investment in these securities were recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every month. These securities have stated contractual maturities in excess of one year; however, the Company has the ability to liquidate these securities and does not have any cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these marketable securities. All income generated from these current investments is recorded as interest income.

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

For the quarter ended August 31, 2005, approximately 22% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Ninety-two percent (92%) of our balances of cash, short-term investments and investments in marketable securities as of August 31, 2005 were denominated in U.S. dollars. The remaining 8% was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong dollars or Swedish Krona. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gain.

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of first quarter of fiscal 2006, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended August 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

RESOURCES CONNECTION, INC.

Date: October 6, 2005	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: October 6, 2005	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer, Executive Vice
President of Corporate Development and Secretary
(Principal Financial Officer)