Form 10-Q
period 2005-11-30
RESOURCES CONNECTION INC
filed 2006-01-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

As of December 30, 2005, 48,175,773 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$65,061,000	$38,741,000
Short-term investments	39,000,000	54,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,382,000 and $5,268,000 as of November 30, 2005 and May 31, 2005, respectively	87,652,000	80,848,000
Prepaid expenses and other current assets	3,643,000	3,555,000
Deferred income taxes	5,446,000	5,446,000

Total current assets	200,802,000	182,590,000
Long-term investments	49,000,000	42,000,000
Goodwill	79,988,000	80,013,000
Intangible assets, net	2,751,000	3,621,000
Property and equipment, net	20,265,000	8,827,000
Other assets	1,631,000	2,711,000

Total assets	$354,437,000	$319,762,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,634,000	$18,725,000
Accrued salaries and related obligations	41,098,000	41,752,000
Income taxes payable and other liabilities	3,162,000	2,821,000

Total current liabilities	59,894,000	63,298,000
Deferred income taxes	8,088,000	8,097,000

Total liabilities	67,982,000	71,395,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 140,000,000 shares authorized; 48,705,000 and 47,968,000 shares issued; and 48,141,000 and 47,404,000 outstanding as of November 30, 2005 and May 31, 2005, respectively	487,000	479,000
Additional paid-in capital	134,224,000	125,271,000
Deferred stock compensation	(539,000)	—
Accumulated other comprehensive gain (loss)	(786,000)	632,000
Retained earnings	158,350,000	127,266,000
Treasury stock at cost, 564,000 shares at both November 30, 2005 and May 31, 2005	(5,281,000)	(5,281,000)

Total stockholders’ equity	286,455,000	248,367,000

Total liabilities and stockholders’ equity	$354,437,000	$319,762,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Revenue	$158,138,000	$137,027,000	$307,726,000	$252,428,000
Direct cost of services, primarily payroll and related taxes for professional services employees	95,171,000	81,851,000	185,821,000	151,785,000

Gross profit	62,967,000	55,176,000	121,905,000	100,643,000
Selling, general and administrative expenses	36,826,000	28,170,000	70,918,000	53,351,000
Amortization of intangible assets	435,000	411,000	870,000	822,000
Depreciation expense	545,000	567,000	1,037,000	1,110,000

Income from operations	25,161,000	26,028,000	49,080,000	45,360,000
Interest income	1,114,000	411,000	2,086,000	715,000

Income before provision for income taxes	26,275,000	26,439,000	51,166,000	46,075,000
Provision for income taxes	10,250,000	10,840,000	20,082,000	18,891,000

Net income	$16,025,000	$15,599,000	$31,084,000	$27,184,000

Net income per common share:
Basic	$0.33	$0.33	$0.65	$0.58

Diluted	$0.31	$0.31	$0.60	$0.54

Weighted average common shares outstanding:
Basic	48,084,000	46,878,000	47,892,000	46,714,000

Diluted	52,034,000	50,218,000	51,722,000	50,088,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended November 30, 2005
COMMON STOCK—SHARES:
Balance at beginning of period	47,968,000
Exercise of stock options	644,000
Issuance of common stock under Employee Stock Purchase Plan	68,000
Issuance of restricted stock	25,000

Balance at end of period	48,705,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$479,000
Exercise of stock options	7,000
Issuance of common stock under Employee Stock Purchase Plan	1,000
Issuance of restricted stock	—

Balance at end of period	$487,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$125,271,000
Exercise of stock options	7,005,000
Issuance of common stock under Employee Stock Purchase Plan	1,349,000
Issuance of restricted stock	599,000

Balance at end of period	$134,224,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$—
Issuance of restricted stock	(599,000)
Amortization of deferred stock compensation	60,000

Balance at end of period	$(539,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$632,000
Translation adjustments	(1,418,000)

Balance at end of period	$(786,000)

RETAINED EARNINGS:
Balance at beginning of period	$127,266,000
Net income	31,084,000

Balance at end of period	$158,350,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(564,000)
Repurchase of shares	—

Balance at end of period	(564,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(5,281,000)
Repurchase of shares	—

Balance at end of period	$(5,281,000)

COMPREHENSIVE INCOME:
Net income	$31,084,000
Translation adjustments	(1,418,000)

Total comprehensive income	$29,666,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30, 2005	November 30, 2004
Cash flows from operating activities:
Net income	$31,084,000	$27,184,000
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,907,000	1,932,000
Amortization of deferred stock compensation	60,000	124,000
Bad debt expense	684,000	1,854,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(9,061,000)	(13,664,000)
Prepaid expenses and other current assets	(225,000)	1,903,000
Income taxes	782,000	5,071,000
Other assets	977,000	(897,000)
Accounts payable and accrued expenses	(2,661,000)	943,000
Accrued salaries and related obligations	195,000	3,990,000
Other liabilities	410,000	(43,000)

Net cash provided by operating activities	24,152,000	28,397,000

Cash flows from investing activities:
Redemption of long-term investments	11,000,000	10,000,000
Purchase of long-term investments	(30,000,000)	(31,000,000)
Redemption of short-term investments	57,000,000	14,000,000
Purchase of short-term investments	(30,000,000)	(19,500,000)
Purchase of Nordic Spring, net of cash acquired and including transaction costs	—	(1,923,000)
Purchases of property and equipment	(12,598,000)	(1,643,000)

Net cash used in investing activities	(4,598,000)	(30,066,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,012,000	3,981,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,350,000	809,000

Net cash provided by financing activities	8,362,000	4,790,000

Effect of exchange rate changes on cash	(1,596,000)	713,000

Net increase in cash and cash equivalents	26,320,000	3,834,000
Cash and cash equivalents at beginning of period	38,741,000	20,626,000

Cash and cash equivalents at end of period	$65,061,000	$24,460,000

The accompanying notes are an integral part of these financial statements.

ITEM 1.	(CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended November 30, 2005 and 2004

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection announced on January 10, 2005 that it was changing the name of its operating entities to Resources Global Professionals (“Resources Global”) to better reflect Resources Connection’s global capabilities. Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and 15 foreign entities (collectively the “Company”). LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign operations, provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management and legal services on a project basis. RAS commenced business formally in June 2002 and assists clients with internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Belgium, Canada, Denmark, France, Japan, Luxembourg, the Netherlands, Norway, the People’s Republic of China, Singapore, Sweden, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the second quarter of fiscal 2006 and 2005, each consisting of 13 weeks, were November 26, 2005 and November 27, 2004, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months and six months ended November 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Revision in Classification of Certain Securities

In connection with the preparation of its report on Form 10-Q for the quarter ended August 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as of August 31, 2005 of $40.0 million as current investments as their original maturities were greater than 90 days. Previously, such investments had been classified as cash and cash equivalents due to the fact that these instruments contain monthly interest rate reset features. Accordingly, we revised the classification in our Consolidated Balance Sheets as of May 31, 2005, to report these securities of $27.0 million as current investments included in short-term investments consistent with the August 31, 2005 presentation. A corresponding adjustment has also been made to the Company’s Consolidated Statements of Cash Flows for the six months ended November 30, 2004, to reflect the gross purchases of $19.5 million and sales of $14.0 million of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Income for any period.

As of May 31, 2004, $29.5 million of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Company had no auction rate securities as of November 30, 2005.

For the fiscal years ended May 31, 2005 and 2004, gross cash flows from investing activities from the purchase and sale of these current investments were as follows:

	Year ended May 31,
	2005	2004
Purchase of short-term investments	$(61,500,000)	$(32,000,000)
Redemption of short-term investments	64,000,000	2,500,000

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

At May 31, 2005, the Company held $27.0 million of marketable securities consisting of auction rate securities, classified as available-for-sale and included in the caption “short-term investments” in the Consolidated Balance Sheet. The Company’s investment in these securities was recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every month. These securities had stated contractual maturities in excess of one year; however, the Company had the ability to liquidate these securities and did not have any cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these marketable securities. All income generated from these current investments was recorded as interest income. The Company held no auction rate securities as of November 30, 2005.

All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $49.0 million in investments classified as long-term as of November 30, 2005 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options is used to record compensation expense and if the grant price of the options is equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options is included in determining net income and net income per share. SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” requires more prominent and frequent disclosures about the effects of stock-based compensation, including the following pro forma information. See further discussion of new requirements for reporting stock-based compensation in Note 8–Recent Accounting Pronouncements.

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro forma net income and pro forma net income per share would have been as follows:

	Three months ended		Six months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Net income, as reported	$16,025,000	$15,599,000	$31,084,000	$27,184,000
Stock-based employee compensation expense, net of related tax effects	18,000	—	36,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,624,000)	(1,715,000)	(5,053,000)	(4,324,000)

Pro forma net income	$11,419,000	$13,884,000	$26,067,000	$22,860,000

Net income per share:
Basic-as reported	$0.33	$0.33	$0.65	$0.58

Basic-pro forma	$0.24	$0.30	$0.54	$0.49

Diluted-as reported	$0.31	$0.31	$0.60	$0.54

Diluted-pro forma	$0.22	$0.28	$0.52	$0.46

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2006 and 2005: expected volatility of 50.0% and 50.0% for 2006 and 2005, respectively; risk-free interest rates of 3.8% to 4.3% and 3.4% to 4.1% for 2006 and 2005, respectively; and expected lives of 6.3 years and 5.0 years for 2006 and 2005, respectively.

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

Potential common shares totaling 136,000 and 125,000 were not included in the diluted earnings per share amounts for the three months ended November 30, 2005 and 2004, respectively, as their effect would have been anti-dilutive. For the three months ended November 30, 2005 and 2004, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,950,000 and 1,670,000, respectively. The potential common shares disclosed in this paragraph for the three months ended November 30, 2004 are presented on a pre-stock split basis, as described in Note 3-Stockholders’ Equity.

Potential common shares totaling 170,000 and 127,000 were not included in the diluted earnings per share amounts for the six months ended November 30, 2005 and 2004, respectively, as their effect would have been anti-dilutive. For the six months ended November 30, 2005 and 2004, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,830,000 and 1,687,000, respectively. The potential common shares disclosed in this paragraph for the six months ended November 30, 2004 are presented on a pre-stock split basis, as described in Note 3-Stockholders’ Equity.

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

The Company recorded $82,000 and $30,000 for the three months ended November 30, 2005 and 2004, respectively and $165,000 and $30,000 for the six months ended November 30, 2005 and 2004, respectively, as the minority interest in the operating results of Nordic Spring; these amounts are included in the Company’s “selling, general and administrative expenses” in the respective Consolidated Statements of Income and the related liabilities are included in “other liabilities” in the Consolidated Balance Sheet as of November 30, 2005.

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

6. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of November 30, 2005			As of May 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$5,010,000	$(3,125,000)	$1,885,000	$5,010,000	$(2,480,000)	$2,530,000
Associate and customer database (1 – 5 years)	1,759,000	(1,194,000)	565,000	1,759,000	(1,089,000)	670,000
Non-compete agreements (1 –4 years)	802,000	(702,000)	100,000	802,000	(673,000)	129,000
Developed technology (3 years)	520,000	(401,000)	119,000	520,000	(310,000)	210,000
Trade name and trademark (indefinite life)	82,000	—	82,000	82,000	—	82,000

Total	$8,173,000	$(5,422,000)	$2,751,000	$8,173,000	$(4,552,000)	$3,621,000

Goodwill (indefinite life)	$84,605,000	$(4,617,000)	$79,988,000	$84,630,000	$(4,617,000)	$80,013,000

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

The Company recorded amortization expense of $435,000 and $411,000 for the three months ended November 30, 2005 and 2004, respectively and $870,000 and $822,000 for the six months ended November 30, 2005 and 2004, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2006, 2007, 2008 and 2009 is $1,740,000, $1,381,000, $382,000 and $36,000, respectively. Amortization of the existing intangible assets of the Company will be complete as of the end of fiscal 2009. The change in the balance of goodwill is the result of the translation of goodwill balances of our non-U.S. based operations at the exchange rate effective at the end of the quarterly period.

7. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1-Description of the Company and its Business of the Company’s 2005 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three months and six months ended November 30, 2005 and 2004.

	Revenue for the three months ended		Revenue for the six months ended		Long-Lived Assets as of
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004	November 30, 2005(1)	May 31, 2005(1)
United States	$125,012,000	$112,872,000	$241,517,000	$209,740,000	$18,467,000	$7,311,000
The Netherlands	15,169,000	13,348,000	30,286,000	24,271,000	871,000	782,000
Other	17,957,000	10,807,000	35,923,000	18,417,000	927,000	734,000

Total	$158,138,000	$137,027,000	$307,726,000	$252,428,000	$20,265,000	$8,827,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements. In October 2005, the Company completed the purchase of a 56,000 square foot building in Irvine, California for cash consideration of $9.3 million. The Company will, upon completion of building improvements, occupy the building during fiscal 2007 as its corporate headquarters and domestic service center. Some of the building will continue to be let to existing tenants until such time as the Company requires use of the entire building.

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

Overview

Resources Global Professionals is an international professional services firm that provides experienced accounting and finance, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) accounting and finance, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as compensation program design and implementation and change management; 4) internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), such as documenting internal controls and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing; and 6) legal services, such as providing attorneys, paralegals and contract managers to assist clients and law firms with project-based or peak period needs.

We began operations in June 1996 as a division of Deloitte & Touche LLP and operated as a wholly owned subsidiary of Deloitte & Touche LLP from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the Nasdaq National Market under the symbol “RECN”. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s global capabilities.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service lines.

Fiscal Year	Number of Domestic Offices Opened	International Operations Established	Service Line Established

1997 (initial year)	Nine		Accounting and finance

1998	Nine

1999	Ten		Information management

2000	Four	Toronto, Canada; Taipei, Taiwan; Hong Kong, People’s Republic of China	Human resources management

2001	Nine	London, England

2002	Two

2003	Six	Birmingham, England	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	The Netherlands (5 locations via acquisition); Melbourne & Sydney, Australia (via acquisition); Tokyo, Japan

2005	Two opened; two consolidation closures	Stockholm, Sweden (via acquisition); Paris, France; Calgary, Canada	Legal

2006	One	Brussels, Belgium; Copenhagen, Denmark; Luxembourg; Oslo, Norway; Beijing, People’s Republic of China; Singapore

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

During the second quarter of fiscal 2006, we opened practices in Brussels, Belgium; Luxembourg; Beijing, People’s Republic of China; and Singapore. The opening of these offices continues the implementation of our strategy of expanding our presence in Europe and the Asia-Pacific region. As of November 30, 2005, we served our clients through 50 offices in the United States and 22 offices abroad.

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

Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $21.1 million, or 15.4%, to $158.1 million for the three months ended November 30, 2005 from $137.0 million for the three months ended November 30, 2004. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current quarter compared to the prior year. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service lines experienced growth in the second quarter of fiscal 2006 compared to fiscal 2005’s second quarter (except for the RAS service line). Though we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have offered during the initial phase of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.

Average bill rates improved by 6.4% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 2,645 at the end of the second quarter of fiscal 2005 to 2,882 at the end of the second quarter of fiscal 2006. We operated 72 and 62 offices in the second quarters of fiscal 2006 and fiscal 2005, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for domestic United States offices improved 10.7% or $12.1 million from $112.9 million for the three months ended November 30, 2004 to $125.0 million for the three months ended November 30, 2005. Revenue for the Dutch practice improved 14.3% or $1.9 million, from $13.3 million for the three months ended November 30, 2004 to $15.2 million for the three months ended November 30, 2005. The other international offices’ revenue grew 66.7% or $7.2 million, from $10.8 million for the three months ended November 30, 2004 to $18.0 million for the three months ended November 30, 2005. Revenue growth in the international practices was approximately $850,000 less in the second quarter of fiscal 2006 compared to fiscal 2005 due to the strengthening U.S. dollar compared to international currencies. Virtually all international practices enjoyed growth both from referrals from the United States as well as from internally generated opportunities, particularly in the United Kingdom, Hong Kong, Japan, Canada and Sweden.

Direct Cost of Services. Direct cost of services increased $13.3 million, or 16.2%, to $95.2 million for the three months ended November 30, 2005 from $81.9 million for the three months ended November 30, 2004. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 5.3% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.2% and 59.7% for the three months ended November 30, 2005 and 2004, respectively. The direct cost of services percentage increased between the two quarters because an improvement in the ratio of direct associate salary expense compared to hourly revenue generated in the second quarter of fiscal 2006 was offset by an increase in compensation related benefits, including payment for hours not worked due to the hurricanes in the states of Texas and Florida. In addition, the volume of client reimbursable expenses was higher in the fiscal 2006 quarter, as the Company’s projects requiring associate travel increased.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenue from 20.6% for the quarter ended November 30, 2004 to 23.3% for the quarter ended November 30, 2005 as the Company hired additional personnel across the enterprise to support the larger organization and position for future growth. Selling, general and administrative expenses increased $8.6 million, or 30.5%, to $36.8 million for the three months ended November 30, 2005 from $28.2 million for the three months ended November 30, 2004. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 529 at the end of the second quarter of fiscal 2005 to 647 at the end of the second quarter of fiscal 2006. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated, expanded or new offices. Other increases in the 2006 fiscal second quarter were: bonus expense as a result of the Company’s improved revenue results and an increase in spending for software licenses and computer maintenance charges. These increases were offset by the following: the Company did not need to increase its allowance for doubtful accounts during the quarter; the Company reduced spending on national advertising compared to the fiscal 2005 second quarter as the Company reviewed its advertising campaign; and the Company did not incur any significant severance expense in the fiscal 2006 second quarter as it did in fiscal 2005.

The Company anticipates its selling, general and administrative expenses to continue to increase during fiscal 2006 as it recruits certain key management positions, to support and grow the current revenue level. However, there can be no assurance that the Company will be able to recruit and identify appropriate candidates.

Amortization and Depreciation Expense. Amortization of intangible assets was $435,000 in the second quarter of fiscal 2006 compared to $411,000 in the prior year’s second quarter. The amortization of the intangible assets identified in the purchase price allocation of Nordic Spring in fiscal 2005 offset the completion of amortization of certain of the intangibles associated with prior year acquisitions. Absent another acquisition during fiscal 2006, amortization should remain constant at $435,000 per quarter for the remainder of the year.

Depreciation expense decreased from $567,000 for the three months ended November 30, 2004 to $545,000 for the three months ended November 30, 2005. An increase in depreciation related to the offices relocated or expanded since August 2004, depreciation related to purchases in the second quarter and investments in information technology was offset by the completion of depreciation on assets acquired during the initial relocation from Deloitte & Touche office space during fiscal 1999 and 2000. During the second quarter, select U.S. offices commenced usage of the Company’s new operating system. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California for approximately $9.3 million. The Company will transition its corporate office and domestic service center to the new location during fiscal 2007. As the Company completes the implementation of its operating system and begins to relocate to the new office building, it is expected that the Company’s depreciation expense will increase.

Interest Income. During the second quarter of fiscal 2006, interest income was $1.1 million compared to interest income of $411,000 in the quarter ended November 30, 2004. The increase in interest income is a combination of a higher average cash balance available for investment in the second quarter of fiscal 2006 and the improved interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of November 30, 2005, the Company has $39.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $49.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds, classified as long-term investments, mature through November 2007 and have coupon rates ranging from 3.5% to 4.9%. These investments have been classified in the November 30, 2005 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes decreased from $10.8 million for the three months ended November 30, 2004 to $10.3 million for the three months ended November 30, 2005. The decrease was the result of slightly lower pre-tax income in the current fiscal quarter compared to the prior year second quarter, as well as a decrease in the Company’s effective tax rate. The Company lowered its effective tax rate to 39.0% in the quarter ended November 30, 2005 compared to 41.0% in the three months ended November 30, 2004. The Company’s effective tax rate was lower in the fiscal 2006 quarter due primarily to the impact on the tax provision of the improved operating results of the Company’s international offices. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Six Months Ended November 30, 2005 Compared to Six Months Ended November 30, 2004

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $55.3 million, or 21.9%, to $307.7 million for the six months ended November 30, 2005 from $252.4 million for the six months ended November 30, 2004. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour.

Average bill rates improved by 8.5% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 2,645 at the end of the second quarter of fiscal 2005 to 2,882 at the end of the second quarter of fiscal 2006. We operated 72 and 62 offices in the first half of fiscal 2006 and fiscal 2005, respectively.

Revenue for domestic United States offices improved 15.2% or $31.8 million from $209.7 million for the six months ended November 30, 2004 to $241.5 million for the six months ended November 30, 2005. Revenue for the Dutch practice improved 24.7% or $6.0 million, from $24.3 million for the six months ended November 30, 2004 to $30.3 million for the six months ended November 30, 2005. The Netherlands’ practice’s revenue was approximately 2% less on a U.S. dollar basis than in Euros, as a result of the strengthening dollar between the first six months of fiscal 2006 and 2005. The other international offices’ revenue grew 95.1% or $17.5 million, from $18.4 million for the six months ended November 30, 2004 to $35.9 million for the six months ended November 30, 2005. Virtually all international practices enjoyed growth both from referrals from the United States as well as internally generated opportunities, particularly in the United Kingdom, Sweden, Hong Kong, Japan and Canada.

Direct Cost of Services. Direct cost of services increased $34.0 million, or 22.4%, to $185.8 million for the six months ended November 30, 2005 from $151.8 million for the six months ended November 30, 2004. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.6% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.4% and 60.1% for the six months ended November 30, 2005 and 2004, respectively. The direct cost of services percentage increased for the six months ended November 30, 2005 because an improvement in the ratio of direct associate salary expense compared to hourly revenue was offset by the increase in volume of client reimbursable expenses, as the Company’s projects requiring associate travel increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenue from 21.1% for the first half of fiscal 2005 to 23.0% for the first half of fiscal 2006 as the Company hired additional personnel across the enterprise to support the larger organization and position for future growth. Selling, general and administrative expenses increased $17.5 million, or 32.8%, to $70.9 million for the six months ended November 30, 2005 from $53.4 million for the six months ended November 30, 2004. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 529 at the end of the second quarter of fiscal 2005 to 647 at the end of the second quarter of fiscal 2006. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated, expanded or new offices. Other increases in the first six months of fiscal 2006 were: bonus expense as a result of the Company’s improved revenue results; an increase in spending for advertising related to associate recruitment; and an increase in spending for software licenses and computer maintenance charges. These increases were offset by the following: the Company did not increase its allowance for doubtful accounts during the second quarter of fiscal 2006; and the Company did not incur any significant severance expense in the fiscal 2006 second quarter as it did in fiscal 2005.

Amortization and Depreciation Expense. Amortization of intangible assets was $870,000 in the first half of fiscal 2006 compared to $822,000 in the prior year’s first half. The amortization of the intangible assets identified in the purchase price allocation of Nordic Spring in fiscal 2005 offset the completion of amortization of certain of the intangibles associated with prior year acquisitions. Absent another acquisition during fiscal 2006, amortization should remain constant at $435,000 per quarter for the remainder of the year.

Depreciation expense decreased slightly from $1.1 million for the six months ended November 30, 2004 to $1.0 million for the six months ended November 30, 2005. An increase in depreciation related to the offices relocated or expanded since May 2005, purchases in the first half of the fiscal year and investments in information technology was offset by the completion of depreciation on assets acquired during the initial relocation from Deloitte & Touche office space during fiscal 1999 and 2000.

Interest Income. During the first half of fiscal 2006, interest income was $2.1 million compared to interest income of $715,000 in the first half of fiscal 2005. The increase in interest income is a combination of a higher average cash balance available for investment in the first half of fiscal 2006 and the improved interest rates available year over year.

Income Taxes. The provision for income taxes increased from $18.9 million for the six months ended November 30, 2004 to $20.1 million for the six months ended November 30, 2005 as a result of the increase in the Company’s pre-tax income. The effective tax rate was 39.3% and 41.0% in the six months ended November 30, 2005 and 2004, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s effective tax rate was lower for the six months ended November 30, 2005 due primarily to the impact on the tax provision of the improved operating results of the Company’s international offices.

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

The Company has amended its original $10.0 million unsecured revolving credit facility with Bank of America; the amended agreement (the “Credit Agreement”) reduces the amount available to $3.0 million. The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of November 30, 2005, the Company had no outstanding borrowings and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $24.2 million for the six months ended November 30, 2005 compared to $28.4 million for the six months ended November 30, 2004. Net cash provided by operating activities declined in fiscal 2006 despite an increase in net income of $3.9 million in the first six months of fiscal 2006 as compared to fiscal 2005. The net change in working capital in the fiscal 2006 period resulted in a decrease in operating cash flows of $9.6 million compared to a decrease of $2.7 million in the fiscal 2005 period. The primary components of the change in working capital between the two periods were: the Company experienced slower growth in its accounts payable, salary and related accruals in the current year period as compared to the prior year, and in the prior year, the Company was in a significant prepaid tax position as compared to this year (unfavorable to cash flow) and the Company experienced slower growth in its accounts receivable in the current year compared to the prior year (favorable to cash flow). The Company’s working capital includes $65.1 million in cash and cash equivalents as of November 30, 2005.

Net cash used in investing activities was $4.6 million for the first six months of fiscal 2006 compared to $30.1 million in the first six months of fiscal 2005. The Company redeemed a net of $32.5 million more in short-term investments in the first six months of fiscal 2006 as compared to fiscal 2005; however, the Company invested a net of $2.0 million less in long-term investments in the current fiscal year as compared to the prior year period. In the prior year first six months, the Company also used a net amount of approximately $1.9 million in cash to complete the acquisition of an 80% interest in Nordic Spring and pay related transaction costs. The Company spent approximately $12.6 million on property, plant and equipment in the first six months of fiscal 2006, compared to $1.6 million in the fiscal 2005 period; this included approximately $9.3 million for a 56,000 square foot office building in Irvine, California. The Company will transition its corporate office and domestic service center to the new location during fiscal 2007; however, some of the building will continue to be let to existing tenants until such time as the Company requires use of the entire building.

Net cash provided by financing activities totaled $8.4 million for the six months ended November 30, 2005, compared to $4.8 million for the six months ended November 30, 2004. More stock options were exercised and more stock was purchased via the Company’s Employee Stock Purchase Plan in the first six months of fiscal 2006 compared to the prior year period.

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

We do not have long-term agreements with our clients for the provision of services. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors’ service offerings, or because of a change in government regulatory requirements, or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of companies or in-house procurement groups that manage their relationship with service providers.

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

Interest Rate Risk. At the end of the second quarter of fiscal 2006, we had approximately $153.1 million of cash, highly liquid short-term investments and long-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.

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

For the quarter ended November 30, 2005, approximately 21% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Ninety-two percent (92%) of our balances of cash, short-term investments and long-term investments as of November 30, 2005 were denominated in U.S. dollars. The remaining 8% was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong dollars or Swedish Krona. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gain.

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of second quarter of fiscal 2006, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 11, 2005, the Company held its annual meeting of stockholders. The following matters were presented to stockholders for ratification:

1.	The election of three directors. The vote for each director was as follows:

Nominee	Shares For	Shares Withheld
Stephen J. Giusto	45,070,322	1,086,469
John C. Shaw	44,171,279	1,985,512
Jolene Sykes Sarkis	44,173,379	1,983,412

The continuing directors, whose terms of office did not expire at the meeting, are Neil Dimick, Karen M. Ferguson, Julie Hill, Donald B. Murray, A. Robert Pisano, and Gerald Rosenfeld.

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

Shares For	Against	Abstain
46,092,598	59,006	5,187

Item 5.	Other Information

1) On October 5, 2005, the Company completed the acquisition from James A. and Joanne M. Jones, Family Trust and 17101 Armstrong Holding, LLC of a 56,000 square foot office building at 17101 Armstrong, Irvine California for a cash purchase price of $9.3 million. The building will serve as the corporate office of the Company beginning in fiscal 2007.

2) On December 9, 2005, the Company amended its $10.0 million unsecured revolving credit facility with Bank of America. The amendment reduced the amount available under the facility to $3.0 million and extended the term of the facility to December 1, 2007.

Item 6.	Exhibits

a) Exhibits

10.25	Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

10.26	Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

10.27	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 5, 2006	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: January 5, 2006	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer, Executive Vice President of Corporate Development and Secretary (Principal Financial Officer)