Form 10-Q
period 2006-02-28
RESOURCES CONNECTION INC
filed 2006-04-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒                 Accelerated filer   ☐                 Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 30, 2006, 48,136,292 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$67,176,000	$38,741,000
Short-term investments	27,000,000	54,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,195,000 and $5,268,000 as of February 28, 2006 and May 31, 2005, respectively	93,520,000	80,848,000
Prepaid expenses and other current assets	3,959,000	3,555,000
Deferred income taxes	5,446,000	5,446,000

Total current assets	197,101,000	182,590,000
Long-term investments	55,000,000	42,000,000
Goodwill	80,019,000	80,013,000
Intangible assets, net	2,316,000	3,621,000
Property and equipment, net	22,214,000	8,827,000
Other assets	1,101,000	2,711,000

Total assets	$357,751,000	$319,762,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,590,000	$18,725,000
Accrued salaries and related obligations	36,450,000	41,752,000
Income taxes payable and other liabilities	6,651,000	2,821,000

Total current liabilities	56,691,000	63,298,000
Deferred income taxes	8,091,000	8,097,000

Total liabilities	64,782,000	71,395,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 140,000,000 shares authorized; 49,167,000 and 47,968,000 shares issued; and 48,103,000 and 47,404,000 outstanding as of February 28, 2006 and May 31, 2005, respectively	492,000	479,000
Additional paid-in capital	139,847,000	125,271,000
Deferred stock compensation	(509,000)	—
Accumulated other comprehensive gain (loss)	(189,000)	632,000
Retained earnings	172,118,000	127,266,000
Treasury stock at cost, 1,064,000 and 564,000 shares at February 28, 2006 and May 31, 2005, respectively	(18,790,000)	(5,281,000)

Total stockholders’ equity	292,969,000	248,367,000

Total liabilities and stockholders’ equity	$357,751,000	$319,762,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Revenue	$160,255,000	$135,199,000	$467,981,000	$387,627,000
Direct cost of services, primarily payroll and related taxes for professional services employees	99,225,000	82,874,000	285,046,000	234,659,000

Gross profit	61,030,000	52,325,000	182,935,000	152,968,000
Selling, general and administrative expenses	38,392,000	29,600,000	109,310,000	82,951,000
Amortization of intangible assets	435,000	477,000	1,305,000	1,299,000
Depreciation expense	887,000	529,000	1,924,000	1,639,000

Income from operations	21,316,000	21,719,000	70,396,000	67,079,000
Interest income	1,347,000	586,000	3,433,000	1,301,000

Income before provision for income taxes	22,663,000	22,305,000	73,829,000	68,380,000
Provision for income taxes	8,895,000	9,145,000	28,977,000	28,036,000

Net income	$13,768,000	$13,160,000	$44,852,000	$40,344,000

Net income per common share:
Basic	$0.29	$0.28	$0.93	$0.86

Diluted	$0.27	$0.26	$0.87	$0.80

Weighted average common shares outstanding:
Basic	48,259,000	47,359,000	48,014,000	46,929,000

Diluted	51,893,000	50,968,000	51,779,000	50,382,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended February 28, 2006
COMMON STOCK—SHARES:
Balance at beginning of period	47,968,000
Exercise of stock options	1,006,000
Issuance of common stock under Employee Stock Purchase Plan	168,000
Issuance of restricted stock	25,000

Balance at end of period	49,167,000

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$479,000
Exercise of stock options	11,000
Issuance of common stock under Employee Stock Purchase Plan	2,000

Balance at end of period	$492,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$125,271,000
Exercise of stock options	10,626,000
Issuance of common stock under Employee Stock Purchase Plan	3,351,000
Issuance of restricted stock	599,000

Balance at end of period	$139,847,000

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$—
Issuance of restricted stock	(599,000)
Amortization of deferred stock compensation	90,000

Balance at end of period	$(509,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$632,000
Translation adjustments	(821,000)

Balance at end of period	$(189,000)

RETAINED EARNINGS:
Balance at beginning of period	$127,266,000
Net income	44,852,000

Balance at end of period	$172,118,000

TREASURY STOCK—SHARES:
Balance at beginning of period	(564,000)
Repurchase of shares	(500,000)

Balance at end of period	(1,064,000)

TREASURY STOCK—COST:
Balance at beginning of period	$(5,281,000)
Repurchase of shares	(13,509,000)

Balance at end of period	$(18,790,000)

COMPREHENSIVE INCOME:
Net income	$44,852,000
Translation adjustments	(821,000)

Total comprehensive income	$44,031,000

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income	$44,852,000	$40,344,000
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	3,229,000	2,938,000
Amortization of deferred stock compensation	90,000	168,000
Bad debt expense	751,000	1,923,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(14,781,000)	(20,241,000)
Prepaid expenses and other current assets	(266,000)	1,522,000
Income taxes	516,000	5,858,000
Other assets	1,600,000	(138,000)
Accounts payable and accrued expenses	(4,884,000)	2,338,000
Accrued salaries and related obligations	(4,573,000)	1,504,000
Other liabilities	3,165,000	(262,000)

Net cash provided by operating activities	29,699,000	35,954,000

Cash flows from investing activities:
Redemption of long-term investments	32,000,000	16,000,000
Purchase of long-term investments	(45,000,000)	(40,000,000)
Redemption of short-term investments	69,000,000	23,000,000
Purchase of short-term investments	(42,000,000)	(41,500,000)
Purchase of Nordic Spring, net of cash acquired and including transaction costs	—	(2,331,000)
Purchases of property and equipment	(15,397,000)	(2,834,000)

Net cash used in investing activities	(1,397,000)	(47,665,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,637,000	7,711,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,353,000	1,938,000
Repurchase of treasury stock	(13,509,000)	—

Net cash provided by financing activities	481,000	9,649,000

Effect of exchange rate changes on cash	(348,000)	270,000

Net increase (decrease) in cash and cash equivalents	28,435,000	(1,792,000)
Cash and cash equivalents at beginning of period	38,741,000	20,626,000

Cash and cash equivalents at end of period	$67,176,000	$18,834,000

The accompanying notes are an integral part of these financial statements.

ITEM 1.	(CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended February 28, 2006 and 2005

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection announced on January 10, 2005 that it was changing the name of its operating entities to Resources Global Professionals (“Resources Global”) to better reflect Resources Connection’s global capabilities. Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries, Resources Connection LLC (“LLC”), RECN of Texas, LP (“Texas”), Resources Audit Solutions, LLC (“RAS”), and 15 foreign entities (collectively the “Company”). LLC, which commenced operations in June 1996, and Texas, which was formed in May 2002, and the various foreign operations, provide clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management and legal services on a project basis. RAS commenced business formally in June 2002 and assists clients with internal audit and risk assessment needs on a project or co-sourced basis. The Company has offices in the United States, Australia, Belgium, Canada, Denmark, France, Ireland, Japan, Luxembourg, the Netherlands, Norway, the People’s Republic of China, Singapore, Sweden, Taiwan and the United Kingdom. Resources Connection is a Delaware corporation. LLC and RAS are Delaware limited liability companies. Texas is a limited partnership formed in Texas.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the third quarter of fiscal 2006 and 2005, each consisting of 13 weeks, were February 25, 2006 and February 26, 2005, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or February 28, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months and nine months ended February 28, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Revision in Classification of Certain Securities

In connection with the preparation of its report on Form 10-Q for the quarter ended August 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as of August 31, 2005 of $40.0 million as current investments as their original maturities were greater than 90 days. Previously, such investments had been classified as cash and cash equivalents due to the fact that these instruments contain monthly interest rate reset features. Accordingly, the Company revised the classification in its Consolidated Balance Sheets as of May 31, 2005, to report these securities of $27.0 million as current investments included in short-term investments consistent with the August 31, 2005 presentation. A corresponding adjustment has also been made to the Company’s Consolidated Statements of Cash Flows for the nine months ended February 28, 2005, to reflect the gross purchases of $41.5 million and sales of $23.0 million of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Income for any period.

As of May 31, 2004, $29.5 million of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Company had no auction rate securities as of February 28, 2006.

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

At May 31, 2005, the Company held $27.0 million of marketable securities consisting of auction rate securities, classified as available-for-sale and included in the caption “short-term investments” in the Consolidated Balance Sheet. The Company’s investment in these securities was recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every month. These securities had stated contractual maturities in excess of one year; however, the Company had the ability to liquidate these securities and did not have any cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these marketable securities. All income generated from these current investments was recorded as interest income. The Company held no auction rate securities as of February 28, 2006.

All held-to-maturity securities have remaining maturity dates greater than one year. To secure a slightly higher interest rate on its investment in government bonds, the $55.0 million in investments classified as long-term as of February 28, 2006 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

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

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro forma net income and pro forma net income per share would have been as follows:

	Three months ended		Nine months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net income, as reported	$13,768,000	$13,160,000	$44,852,000	$40,344,000
Stock-based employee compensation expense, net of related tax effects	18,000	—	54,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,481,000)	(1,954,000)	(7,534,000)	(6,278,000)

Pro forma net income	$11,305,000	$11,206,000	$37,372,000	$34,066,000

Net income per share:
Basic-as reported	$0.29	$0.28	$0.93	$0.86

Basic-pro forma	$0.23	$0.24	$0.78	$0.73

Diluted-as reported	$0.27	$0.26	$0.87	$0.80

Diluted-pro forma	$0.22	$0.22	$0.74	$0.68

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2006 and 2005: expected volatility of 50.0% and 50.0% for 2006 and 2005, respectively; risk-free interest rates of 3.8% to 4.6% and 3.4% to 4.1% for 2006 and 2005, respectively; and expected lives of 6.3 years and 5.0 years for 2006 and 2005, respectively.

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

3. Stockholders’ Equity

In October 2002, the board of directors approved a stock repurchase program, authorizing the repurchase of up to 3.0 million shares of our common stock. During February 2006, the Company purchased 500,000 shares of our common stock at an average price of $27.02 per share for a total of approximately $13.5 million.

On February 8, 2005, the board of directors approved a two-for-one split of our common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on February 18, 2005 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on March 1, 2005.

4. Net Income Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, which for the Company consists solely of stock options.

Potential common shares totaling 138,000 and 1,386,000 were not included in the diluted earnings per share amounts for the three months ended February 28, 2006 and 2005, respectively, as their effect would have been anti-dilutive. For the three months ended February 28, 2006 and 2005, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,634,000 and 3,609,000, respectively.

Potential common shares totaling 160,000 and 631,000 were not included in the diluted earnings per share amounts for the nine months ended February 28, 2006 and 2005, respectively, as their effect would have been anti-dilutive. For the nine months ended February 28, 2006 and 2005, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,765,000 and 3,453,000, respectively.

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

The Company recorded $120,000 and $38,000 for the three months ended February 28, 2006 and 2005, respectively and $285,000 and $68,000 for the nine months ended February 28, 2006 and 2005, respectively, as the minority interest in the operating results of Nordic Spring; these amounts are included in the Company’s “selling, general and administrative expenses” in the respective Consolidated Statements of Income and the related liabilities are included in “other liabilities” in the Consolidated Balance Sheet as of February 28, 2006.

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

6. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of February 28, 2006			As of May 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$5,010,000	$(3,448,000)	$1,562,000	$5,010,000	$(2,480,000)	$2,530,000
Associate and customer database (1 – 5 years)	1,759,000	(1,247,000)	512,000	1,759,000	(1,089,000)	670,000
Non-compete agreements (1 –4 years)	802,000	(716,000)	86,000	802,000	(673,000)	129,000
Developed technology (3 years)	520,000	(446,000)	74,000	520,000	(310,000)	210,000
Trade name and trademark (indefinite life)	82,000	—	82,000	82,000	—	82,000

Total	$8,173,000	$(5,857,000)	$2,316,000	$8,173,000	$(4,552,000)	$3,621,000

Goodwill (indefinite life)	$84,636,000	$(4,617,000)	$80,019,000	$84,630,000	$(4,617,000)	$80,013,000

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

The Company recorded amortization expense of $435,000 and $477,000 for the three months ended February 28, 2006 and 2005, respectively and $1,305,000 and $1,299,000 for the nine months ended February 28, 2006 and 2005, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2006, 2007, 2008 and 2009 is $1,740,000, $1,381,000, $382,000 and $36,000, respectively. Amortization of the existing intangible assets of the Company will be complete as of the end of fiscal 2009. The change in the balance of goodwill is the result of the translation of goodwill balances of our non-U.S. based operations at the exchange rate effective at the end of the quarterly period.

7. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1-Description of the Company and its Business of the Company’s 2005 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table for the three months and nine months ended February 28, 2006 and 2005.

	Revenue for the three months ended		Revenue for the nine months ended		Long-Lived Assets as of
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005	February 28, 2006(1)	May 31, 2005(1)
United States	$126,848,000	$107,535,000	$368,365,000	$317,275,000	$19,957,000	$7,311,000
The Netherlands	15,817,000	15,296,000	46,103,000	39,567,000	853,000	782,000
Other	17,590,000	12,368,000	53,513,000	30,785,000	1,404,000	734,000

Total	$160,255,000	$135,199,000	$467,981,000	$387,627,000	$22,214,000	$8,827,000

(1)	Long-lived assets are comprised of computers and equipment, furniture and leasehold improvements. In October 2005, the Company completed the purchase of a 56,000 square foot building in Irvine, California for cash consideration of $9.3 million. The Company expects to, upon completion of building improvements, occupy the building during fiscal 2007 as its corporate headquarters and domestic service center. Some of the building will continue to be let to existing tenants until such time as the Company requires use of the entire building.

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

In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123 (R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123 (R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations

subsequent to adoption of SFAS No. 123 (R). We are currently evaluating the impact that SAB 107 will have on our consolidated financial position and results of operations when we adopt it in fiscal 2007.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us for this quarter fiscal 2006. We do not believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Fiscal Year	Number of Domestic Offices Opened	International Operations Established	Service Line Established
1997 (initial year)	Nine		Accounting and finance

1998	Nine

1999	Ten		Information management

2000	Four	Toronto, Canada; Taipei, Taiwan; Hong Kong, People’s Republic of China	Human resources management

2001	Nine	London, England

2002	Two

2003	Six	Birmingham, England	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	The Netherlands (5 locations via acquisition); Melbourne & Sydney, Australia (via acquisition); Tokyo, Japan

2005	Two opened; two consolidation closures	Stockholm, Sweden (via acquisition); Paris, France; Calgary, Canada	Legal

2006	Two	Brisbane, Australia; Brussels, Belgium; Copenhagen, Denmark; Dublin, Ireland; Luxembourg; Oslo, Norway; Beijing, People’s Republic of China; Singapore

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

During the third quarter of fiscal 2006, we opened practices in Dublin, Ireland and Brisbane, Australia. The opening of these offices continues the implementation of our strategy of expanding our presence in Europe and the Asia Pacific region. As of February 28, 2006, we served our clients through 51 offices in the United States and 24 offices abroad.

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

Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $25.1 million, or 18.6%, to $160.3 million for the three months ended February 28, 2006 from $135.2 million for the three months ended February 28, 2005. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current quarter compared to the prior year. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service lines experienced growth in the third quarter of fiscal 2006 compared to fiscal 2005’s third quarter (except for the RAS service line). Though we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have provided during the first two years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.

Average bill rates improved by 3.7% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 2,582 at the end of the third quarter of fiscal 2005 to

2,682 at the end of the third quarter of fiscal 2006. We operated 75 and 63 offices in the third quarters of fiscal 2006 and fiscal 2005, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for domestic United States offices improved 18.0% or $19.3 million from $107.5 million for the three months ended February 28, 2005 to $126.8 million for the three months ended February 28, 2006. Revenue for the Dutch practice improved 3.3% or $500,000, from $15.3 million for the three months ended February 28, 2005 to $15.8 million for the three months ended February 28, 2006. The other international offices’ revenue grew 41.9% or $5.2 million, from $12.4 million for the three months ended February 28, 2005 to $17.6 million for the three months ended February 28, 2006. Revenue growth in the international practices was approximately $2.7 million less in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due to the strengthening of the U.S. dollar against international currencies. Virtually all international practices enjoyed growth both from referrals from the United States as well as from internally generated opportunities, particularly in the United Kingdom, Sweden, Japan, France and Canada.

Direct Cost of Services. Direct cost of services increased $16.3 million, or 19.7%, to $99.2 million for the three months ended February 28, 2006 from $82.9 million for the three months ended February 28, 2005. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 2.5% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.9% and 61.3% for the three months ended February 28, 2006 and 2005, respectively. The direct cost of services percentage increased between the two quarters because the volume of client reimbursable expenses was higher in the fiscal 2006 quarter, as the Company’s projects requiring associate travel increased. In addition, a slight improvement in the ratio of direct associate salary expense compared to hourly revenue generated in the third quarter of fiscal 2006 was offset by a slight increase in compensation related benefits.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenue from 21.9% for the quarter ended February 28, 2005 to 24.0% for the quarter ended February 28, 2006 as the Company hired additional personnel across the enterprise to support and position the larger organization for future revenue growth. Selling, general and administrative expenses increased $8.8 million, or 29.7%, to $38.4 million for the three months ended February 28, 2006 from $29.6 million for the three months ended February 28, 2005. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 563 at the end of the third quarter of fiscal 2005 to 713 at the end of the third quarter of fiscal 2006. The increase in dollars spent on compensation was attributable to the increase in salaries and benefit costs driven by the larger headcount. Other increases in the 2006 fiscal third quarter were: bonus expense as a result of the Company’s improved revenue results and costs associated with the rollout of the Company’s new operating system and our European service center. These increases were partially offset by the reduction of spending on national advertising compared to the fiscal 2005 third quarter.

The Company anticipates its selling, general and administrative expenses will increase during the final quarter of fiscal 2006 as it recruits certain key management positions, to support and grow the current revenue level. However, there can be no assurance that the Company will be able to recruit and identify appropriate candidates.

Amortization and Depreciation Expense. Amortization of intangible assets decreased slightly to $435,000 in the third quarter of fiscal 2006 compared to $477,000 in the prior year’s third quarter. Absent another acquisition during fiscal 2006, amortization should remain $435,000 in the fourth quarter.

Depreciation expense increased from $529,000 for the three months ended February 28, 2005 to $887,000 for the three months ended February 28, 2006. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since February 2005, and investments in the Company’s new operating system and other information technology. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California for approximately $9.3 million. The Company expects to transition its corporate office and domestic service center to the new location during fiscal 2007. As the Company completes the implementation of its operating system and makes improvements to the new office building in anticipation of the corporate relocation, it is expected that the Company’s depreciation expense will increase.

Interest Income. During the third quarter of fiscal 2006, interest income was $1.3 million compared to interest income of $586,000 in the quarter ended February 28, 2005. The increase in interest income is a combination of a higher average cash balance available for investment in the third quarter of fiscal 2006 and the improved interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of February 28, 2006, the Company has $27.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $55.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds, classified as long-term investments, mature through February 2008 and have coupon rates ranging from 3.9% to 5.0%. These investments have been classified in the February 28, 2006 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes decreased from $9.2 million for the three months ended February 28, 2005 to $8.9 million for the three months ended February 28, 2006. The decrease was the result of the Company’s lower effective tax rate of 39.25% in the quarter ended February 28, 2006 compared to 41.0% in the three months ended February 28, 2005, offset by slightly higher pre-tax income in the current fiscal quarter compared to the prior year third quarter. The Company’s effective tax rate was lower in the fiscal 2006 quarter due primarily to the impact on the tax provision of the improved operating results of the Company’s international offices with lower statutory tax rates than the U.S. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Nine Months Ended February 28, 2006 Compared to Nine Months Ended February 28, 2005

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $80.4 million, or 20.7%, to $468.0 million for the nine months ended February 28, 2006 from $387.6 million for the nine months ended February 28, 2005. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour.

Average bill rates improved by 6.8% compared to the prior year average bill rate. The increase in revenue is also reflected by the increase in the number of associates on assignment from 2,582 at the end of the third quarter of fiscal 2005 to 2,682 at the end of the third quarter of fiscal 2006. We operated 75 and 63 offices in the first nine months of fiscal 2006 and fiscal 2005, respectively.

Revenue for domestic United States offices improved 16.1% or $51.1 million from $317.3 million for the nine months ended February 28, 2005 to $368.4 million for the nine months ended February 28, 2006. Revenue for the Dutch practice improved 16.4% or $6.5 million, from $39.6 million for the nine months ended February 28, 2005 to $46.1 million for the nine months ended February 28, 2006. The other international offices’ revenue grew 73.7% or $22.7 million, from $30.8 million for the nine months ended February 28, 2005 to $53.5 million for the nine months ended February 28, 2006. Revenue growth in the international practices was approximately $3.8 million less in the first nine months of fiscal 2006 compared to fiscal 2005 due to the strengthening of the U.S. dollar against international currencies. Virtually all international practices enjoyed growth both from referrals from the United States as well as internally generated opportunities, particularly in the United Kingdom, Sweden, Hong Kong, Japan, Canada and France.

Direct Cost of Services. Direct cost of services increased $50.3 million, or 21.4%, to $285.0 million for the nine months ended February 28, 2006 from $234.7 million for the nine months ended February 28, 2005. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 5.9% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.9% and 60.6% for the nine months ended February 28, 2006 and 2005, respectively. The direct cost of services percentage increased for the nine months ended February 28, 2006 because an improvement in the ratio of direct associate salary expense compared to hourly revenue was offset by the increase in volume of client reimbursable expenses, as the Company’s projects requiring associate travel increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenue from 21.4% for the first nine months of fiscal 2005 to 23.4% for the first nine months of fiscal 2006 as the

Company hired additional personnel across the enterprise to support the larger organization and position for future growth. Selling, general and administrative expenses increased $26.3 million, or 31.7%, to $109.3 million for the nine months ended February 28, 2006 from $83.0 million for the nine months ended February 28, 2005. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 563 at the end of the third quarter of fiscal 2005 to 713 at the end of the third quarter of fiscal 2006. The increase in dollars spent was attributable to the increase in salaries and benefit costs driven by the larger headcount and occupancy and related costs from relocated, expanded or new offices. Other increases in the first nine months of fiscal 2006 were: bonus expense as a result of the Company’s improved revenue results; costs associated with the rollout of the Company’s new operating system and European service center; an increase in spending for advertising related to associate recruitment; and an increase in spending for software licenses and computer maintenance charges. These increases were partially offset by the Company not increasing its allowance for doubtful accounts during the second and third quarter of fiscal 2006.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.3 million in both the nine months ended February 28, 2006 and 2005.

Depreciation expense increased from $1.6 million for the nine months ended February 28, 2005 to $1.9 million for the nine months ended February 28, 2006. An increase in depreciation related to a higher asset base as the results of offices relocated or expanded since May 2005, purchases in the first nine months of the fiscal year and investments in information technology was offset by the completion of depreciation on assets acquired during the initial relocation from Deloitte & Touche office space during fiscal 1999 and 2000.

Interest Income. During the first nine months of fiscal 2006, interest income was $3.4 million compared to interest income of $1.3 million in the first nine months of fiscal 2005. The increase in interest income is the result of a combination of a higher average cash balance available for investment in the first nine months of fiscal 2006 and the improved interest rates available year over year.

Income Taxes. The provision for income taxes increased from $28.0 million for the nine months ended February 28, 2005 to $29.0 million for the nine months ended February 28, 2006 as a result of the increase in the Company’s pre-tax income. The effective tax rate was 39.25% and 41.0% in the nine months ended February 28, 2006 and 2005, respectively, which differs from the federal statutory rate primarily due to state taxes, net of federal benefit. The Company’s effective tax rate was lower for the nine months ended February 28, 2006 due primarily to the impact on the tax provision of the improved operating results of the Company’s international offices with lower statutory tax rates than the U.S.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A-Risk Factors. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations. On an annual basis, we have generated positive cash flows from operations since inception.

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of February 28, 2006, the Company had no outstanding borrowings and is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $29.7 million for the nine months ended February 28, 2006 compared to $36.0 million for the nine months ended February 28, 2005. Net cash provided by operating activities declined in fiscal 2006 despite an increase in net income of $4.6 million in the first nine months of fiscal 2006 as compared to fiscal 2005. The net change in operating assets and liabilities in the fiscal 2006 period resulted in a decrease in operating cash flows of $19.3 million compared to a decrease of $9.4 million in the fiscal 2005 period. The primary components of the change in operating assets and liabilities between the two periods were: the Company’s accounts payable, salary and related accruals in the current year period decreased compared to the beginning of the year balances while the balances increased in the prior year (unfavorable to cash flow); and the Company experienced slower growth in its accounts receivable in the current year compared to the prior year (favorable to cash flow). The Company’s working capital includes $67.2 million in cash and cash equivalents as of February 28, 2006.

Net cash used in investing activities was $1.4 million for the first nine months of fiscal 2006 compared to $47.7 million in the first nine months of fiscal 2005. The Company redeemed a net of $45.5 million more in short-term investments in the first nine months of fiscal 2006 as compared to fiscal 2005; however, the Company invested a net of $11.0 million less in long-term investments in the current fiscal year as compared to the prior year period. In the prior year first nine months, the Company also used a net amount of approximately $2.3 million in cash to complete the acquisition of an 80% interest in Nordic Spring and pay related transaction costs. The Company spent approximately $15.4 million on property, plant and equipment in the first nine months of fiscal 2006, compared to $2.8 million in the fiscal 2005 period; this included approximately $9.3 million for a 56,000 square foot office building in Irvine, California. The Company expects to transition its corporate office and domestic service center to the new location during fiscal 2007; however, some of the building will continue to be let to existing tenants until such time as the Company requires use of the entire building.

Net cash provided by financing activities totaled $481,000 for the nine months ended February 28, 2006, compared to $9.6 million for the nine months ended February 28, 2005. More stock options were exercised and more stock was purchased via the Company’s Employee Stock Purchase Plan in the first nine months of fiscal 2006 compared to the prior year period. However, the increased stock option exercise and purchase activity was offset by the Company’s repurchase during the third quarter of 500,000 shares of its common stock at an average price of $27.02 per share for a total of approximately $13.5 million.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue making investments in capital equipment, primarily technology hardware and software. In addition, we may consider making additional strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or secure debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

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

In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123 (R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123 (R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations

subsequent to adoption of SFAS No. 123 (R). We are currently evaluating the impact that SAB 107 will have on our consolidated financial position and results of operations when we adopt it in fiscal 2007.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us for this quarter fiscal 2006. We do not believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the third quarter of fiscal 2006, we had approximately $149.2 million of cash, highly liquid short-term investments and long-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.

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

For the quarter ended February 28, 2006, approximately 21% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Ninety-one percent (91%) of our balances of cash, short-term investments and long-term investments as of February 28, 2006 were denominated in U.S. dollars. The remaining 9% was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong dollars or Swedish Krona. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gain (loss).

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of third quarter of fiscal 2006, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 28, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors

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

Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or other members of our senior management team could significantly disrupt our operations. Key members of our senior management team also include Karen M. Ferguson, an executive vice president, Tony Cherbak, executive vice president and chief operating officer, John D.

Bower, our senior vice president, finance, and Kate W. Duchene, our chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Bower, Mr. Cherbak or Ms. Duchene.

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

Our management does not expect that our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
November 27, 2005 to December 24, 2005	—	—	—
December 25, 2005 to January 21, 2006	—	—	—
January 22, 2005, to February 25, 2006	500,000	$27.02	500,000	2,245,329

(1)	On October 14, 2002, the Company approved a stock repurchase program, authorizing the repurchase, at the direction of the Company’s senior officers, of up to 3.0 million shares of our common stock.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 6, 2006	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: April 6, 2006	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer, Executive Vice
President of Corporate Development and Secretary
(Principal Financial Officer)