Form 10-K
period 2006-05-31
RESOURCES CONNECTION INC
filed 2006-08-09
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.

Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

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

Yes  ☐    No  ☒

As of November 26, 2005, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $1,369,566,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq Global Market). As of August 2, 2006, there were approximately 47,964,236 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

ii

PART I

ITEM 1.	BUSINESS.

Overview

Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides experienced finance and accounting, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in finance and accounting, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations and tax-related projects. In addition, we provide human resources management services, such as compensation program design and implementation, information technology services, such as transitions of management information systems, and internal audit services, such as documenting internal controls. We also assist our clients with periodic needs such as budgeting and forecasting, audit preparation, public reporting and with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

We were founded in June 1996 by a team at Deloitte & Touche LLP (“Deloitte & Touche”), led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Additional founding members include our current chief financial officer, Stephen J. Giusto, then also a Deloitte & Touche partner, and Karen M. Ferguson, the current regional managing director of our East Coast practice offices. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a division of Deloitte & Touche from our inception in June 1996 until January 1997. From January 1997 until April 1999, we operated as a subsidiary of Deloitte & Touche. In April 1999, we completed a management-led buyout. Prior to the management-led buyout, we were unable to provide certain accounting services to audit clients of Deloitte & Touche due to regulatory constraints applicable to us as a part of a Big Four accounting firm. Subsequent to the management-led buyout, we were able to expand the scope of services we provide to Deloitte & Touche clients.

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

As of May 31, 2006, we employed 2,857 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal, annual survey conducted in late calendar year 2005, to which approximately 54% of all then active associates responded, 47% of respondents were CPAs, 43% had advanced professional degrees, and the average years of professional experience was about 23. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We have served a diverse client base of just under 2,100 clients during fiscal 2006, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients have included more than half of the Fortune 100. We have grown revenues from $191.5 million in fiscal 2001 to $633.8 million in fiscal 2006, a five-year compounded annual growth rate, or CAGR, of 27.0% and our income from operations over the same period has increased from $25.8 million to $95.0 million, a five-year CAGR of 29.8%. We have been profitable every year since our inception. As of May 31, 2006, we served our clients through 52 offices in the United States and 26 offices abroad.

For our first three years of operations, we only had offices in the United States. As the Company has evolved, we have increased our presence in other regions around the world. During fiscal 2006, we opened five additional offices in Europe: Brussels, Belgium; Copenhagen, Denmark; Dublin, Ireland; Luxembourg; and Oslo, Norway; and we opened three offices in the Asia-Pacific region: Beijing, People’s Republic of China; Brisbane, Australia; and Singapore. We also completed the acquisition of a regional non-assurance accounting practice operating in Mumbai and Bangalore, India. We are now a multi-national company with offices in seventeen countries. Overall, in fiscal 2006, we generated $499.9 million of our revenue in the United States (78.9% of total revenue), $62.9 million in the Netherlands (9.9% of total revenue), and $71.0 million from offices in fifteen other countries (11.2% of total revenue); in fiscal 2005, we generated $435.2 million of our revenue in the United States (81.0% of total revenue), $54.4 million in the Netherlands (10.1% of total revenue), and $48.0 million from offices in eight other countries (8.9% of total revenue); and in fiscal 2004, we generated $265.3 million of our revenue in the United States (80.8% of total revenue), $43.8 million in the Netherlands (13.3% of total revenue) and $19.2 million from offices in six other countries (5.9% of total revenue).

While much of our growth in countries outside of the United States has been from establishing new Resources Global offices, we have also completed a number of acquisitions to build our presence around the world (including in the Netherlands, Australia and Sweden). In fiscal 2006, we acquired a regional non-assurance accounting practice in India, with office locations in Mumbai and Bangalore. We anticipate that this practice will serve as a platform for future expansion in India, a country with a large population of experienced professionals as well as a source of professionals for clients in the Asia-Pacific area.

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

Industry Background

Demand for Project Professional Services

Resources Global’s services address a range of professional areas, with over 50% of revenues derived from accounting and finance related services. The market for professional services is broad, and independent data on the size of the market is fragmented. For instance, a study published in the Staffing Industry Report estimated the size of the professional sector of the United States staffing market at $87.0 billion in 2005, but this is just a measure of the staffing component of professional services. Other components include, but are not limited to, CPA services and consulting services, each of which address multibillion dollar markets. Because of the corporate scandals documented in the media over the last few years, we believe the market for professional services is changing rapidly and that companies may be more willing to choose alternatives to traditional professional service providers. We believe Resources Global is a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

•	strategically access specialized skills and expertise;

•	effectively supplement internal resources;

•	increase labor flexibility; and

•	reduce their overall hiring, training and termination costs.

Typically, companies use a variety of alternatives to fill their project needs. Companies outsource entire projects to consulting firms; this provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Four accounting firms or other traditional professional services firms; however, these arrangements are on an ad hoc basis and have been increasingly limited by regulatory concerns focused on external auditor independence. Companies use temporary employees from traditional and Internet-based staffing firms, who may be less experienced or less qualified than employees of professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

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

Resources Global Professionals’ Solution

We believe that Resources Global is positioned to capitalize on the confluence of these industry trends. We believe, based on discussions with our clients, that Resources Global provides clients seeking project professionals with high-quality services because we are able to combine all of the following:

•	a relationship-oriented approach to assess our clients’ project needs;

•	highly qualified professionals with the requisite skills and experience;

•	competitive rates on an hourly, instead of a per project, basis; and

•	significant client control of their projects.

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced finance and accounting, risk management, human resources management, supply chain, information technology and legal professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe has been a significant component of our success. Our senior management, virtually all of whom are Big Four alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek associates and management with talent, integrity, enthusiasm and loyalty (“TIEL”) to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting clients.

•	Hire and retain highly qualified, experienced associates. We believe our highly qualified, experienced associates provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber associates. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once a project is defined, we identify associates with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength of our client relationships is demonstrated by the fact that all of our largest 50 clients in fiscal 2005 remained clients in fiscal 2006 and 90% of our top 50 clients in 2003 were still clients in 2006.

•	Build the Resources Global brand. Our objective is to build Resources Global’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,857 associates on assignment as of May 31, 2006 and 750 management and administrative employees. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Global’s brand.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe we have significant opportunity for continued strong organic growth in our core business and have completed a few strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional project work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from most of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with industry trends, they may continue to increase the amount they spend on these services. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we will capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts. During this past year, we have seen more revenue growth within larger, existing clients, though we also experienced the addition of new middle market clients. The number of clients served in 2006 of about 2,100 was about 10% higher than in 2005 and the number of clients we served with client service revenues in excess of the million-dollar level increased from 111 in fiscal 2005 to 113 in fiscal 2006. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large companies.

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

•	Providing additional professional services lines. We will continue to explore, and consider entry into, new professional services lines. Since fiscal 1999, we have diversified our professional services lines by entering into the areas of human resources management, information technology, internal audit, supply chain management and legal services. Our considerations when evaluating new professional services lines include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Associates

We believe that an important component of our success has been our highly qualified and experienced associates. As of May 31, 2006, we employed or contracted with 2,857 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

Our associates in the United States are employees of Resources Global. We typically pay each associate an hourly rate, plus overtime premiums as required by law, and offer benefits, including paid time off and holidays; referral bonus programs; group medical, dental and vision programs, each with an approximate 30-50% contribution by the associate; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We also have a long-term incentive plan for our associates, that provides the opportunity to earn an annual cash bonus vesting over time. In addition, we offer our associates the ability to participate in the Company’s Employee Stock Purchase Plan. We intend to maintain competitive compensation and benefit programs. We have less than ten associates in the United States who are independent contractors.

Internationally, our associates are a mix between employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws and customs of the international markets we serve.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2006, we served about 2,100 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2006, our largest client accounted for less than 4% of our revenue and our 10 largest clients accounted for approximately 19% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2006.

American Honda Financial Corporation	Great West Life and Annuity Life Insurance Company
Blue Shield of California	Royal Dutch Shell
BP	Sony
C&H Sugar	Southwest Airlines
ConocoPhillips	Tyco
Cummins	Zurich North America Commercial
Expedia, Inc.

Services and Products

Resources Global partners with companies to implement internal initiatives by solving problems and transferring knowledge. Our current practice areas include Finance & Accounting, Human Capital, Information Management, Legal Services, Resources Audit Solutions (“RAS”) and Supply Chain Management. In fiscal 2006, Finance & Accounting was our largest source of revenue. Our engagements are generally project-based and often last three months or longer. We also provide content management through our web-based application, policyIQ®.

Finance & Accounting

Working under the client’s direction as an additional component of the client’s team, our finance and accounting services include:

Special Projects: Our finance and accounting associates work on a variety of special projects including:

•	restatements of previously issued financial statements;

•	financial statement carve-outs;

•	mergers and acquisition due diligence;

•	financial analyses, such as product costing and margin analyses;

•	re-engineering of business processes and documentation of accounting policies and procedures;

•	reconciliation of large out-of-balance accounts; and

•	interim accounting management roles, such as CFO, controller and director of accounting.

Sample Engagement: We provided multiple associates over an 18-month period to assist a large financial services client with a multi-billion-dollar, multi-year accounting restatement. The project required the review of thousands of journal entries, derivative prices and market values throughout the period in question. The client is also undergoing a number of business process reviews and reengineering projects to rectify failings identified in the underlying investigation of the root cause of the restatement. Our associates also assisted by:

•	supporting the financial reporting group;

•	determining and applying proper technical accounting treatment

•	documenting and testing internal controls as part of Sarbanes compliance requirements;

•	performing IT audit work;

•	providing testing, support and maintenance of general ledger functionality;

•	providing project management support to various work streams;

•	acting as a liaison between functional and technical user groups; and

•	designing and integrating data warehouses to support consistent financial reporting.

M&A—Divestitures and Carve Outs: Our finance and accounting associates assist with the following functions for clients involved in divestitures and carve outs:

•	preparation of public filings related to the transactions;

•	carve out audits; and

•	providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board.

Sample Engagement: We provided more than 20 associates to assist a large energy client with the divestiture of a business unit and the sale of other significant assets. The engagement included three project teams each led by a seasoned project manager assigned to oversee the delivery of our services and provide subject matter expertise. Our associates assisted by:

•	preparing financial statements and related footnotes for carve out businesses;

•	performing net book value calculations for assets sold and subsequent reconciliation and retirement of sold assets;

•	preparing Securities and Exchange Commission (“SEC”) and other regulatory filings associated with the transactions;

•	researching technical accounting issues related to the transaction;

•	providing project management of the Sarbanes implementation for the divested business unit; and

•	providing pre and post divestiture integration balance sheet cleanup.

Implementations and Conversions: Our finance and accounting associates work on a variety of projects that arise when a company implements or converts to a new system including:

•	project management;

•	assisting with technical support;

•	developing and executing training programs;

•	change management; and

•	maintaining daily operations during the implementation.

Sample Engagement: We provided 11 associates over a two-year period to assist a leading producer, marketer and distributor of refined sugar products in the western United States in an SAP implementation. The system conversion impacted finance and accounting, human resources, customer service, planning, warehouse management, production and operations. Our associates assisted by:

•	developing, documenting and evaluating business requirements;

•	leading the vendor selection process, including vendor negotiations and management;

•	providing technical support and guidance to the implementation team;

•	assisting with change management, leadership and communication;

•	performing pre and post conversion tests;

•	designing training programs and managing the training function; and

•	maintaining daily finance and accounting operations during the implementation and conversion process in order to minimize disruption to the organization.

Human Capital Management

Our Human Capital Management practice began in June 1999. Associates in this practice area apply project management and business analysis skills to solve the human resource aspects of business problems by working under the client’s direction as a functional, flexible member of the project team.

Change Management:    To achieve the desired business outcome, our Human Capital associates with change management experience assist with the development and implementation of the process, tools and techniques that manage the people side of business change.

More specifically, our associates help make our clients’ changes “stick” via:

•	training and communication;

•	aligning roles and responsibilities; and

•	compensation and motivation strategies.

We help manage change due to acquisitions, mergers, reorganizations, system implementations, new legislative requirements (Sarbanes, Basel II, HIPAA, etc.), downsizing or any management initiative or reform effort.

Human Resources (“HR”) Operations and Technology:    Resources Global’s Human Capital associates, with backgrounds in HR operations and technology, possess the business acumen and technical skills to bring a blend of expertise to various projects, including:

Organizational Development

•	performance measurement and management;

•	process analysis and redesign;

•	continuous improvement;

•	succession planning and career development programs; and

•	employee retention programs, opinion surveys and communication programs.

Human Resources Information Systems (“HRIS”)

•	project management;

•	change management;

•	system selection and optimization;

•	implementation;

•	data conversion;

•	post-implementation support; and

•	backfill.

HR Operations

•	HR management;

•	compliance/legal;

•	compensation;

•	benefits;

•	HR training; and

•	recruitment.

Sample Engagement:    One of the United States’ largest investor-owned electric utilities launched a five-year initiative to significantly reduce costs in all business segments, without a significant reduction in staff. Realizing that many of their most experienced employees were eligible to retire over the next five years, they were also faced with the task of transferring knowledge to others within the organization. Adding to these challenges, the client needed to upgrade their aging infrastructure and implement new systems. We provided a team of organizational development associates to help manage the change and to help the client optimize their workforce. Our associates worked with the leadership team and various change management teams to develop effective communication, training, and compensation and motivational strategies across the organization.

In collaboration with the clients’ project teams, our Human Capital associates assisted by:

•	reviewing systems, processes and people’s roles within the organization to increase efficiencies and enhance their effectiveness;

•	helping develop and execute plans to motivate the staff;

•	overseeing the execution and delivery of the change program;

•	coaching management to help the leaders of the organization manage their workforce more effectively;

•	developing and implementing communication and training plans to bridge the process and communication gaps;

•	collaborating with the employees to effectively gauge their acceptance level and develop strategies to increase their commitment, buy-in and accountability throughout the organization; and

•	recommending and developing intervention strategies to mitigate the risk associated with the organizational change.

Sample Engagement:    A client that was required to comply with Sarbanes identified that it was necessary to assess Sarbanes’ impact on HR and determine the ways in which the HR organization could assist with the enterprise-wide compliance effort. Our Human Capital associates assisted by:

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

Sample Engagement:    A client that was required to restate its financial statements identified that it was necessary to reorganize and optimize its finance and accounting team. Our Human Capital associates assisted by:

•	helping to create a new, centralized organizational chart;

•	writing job descriptions;

•	integrating the new jobs with the company’s compensation structure;

•	mapping the employees to the new roles; and

•	designing and implementing programs to train the employees or to help them exit the company.

Information Management

Begun in June 1998, our Information Management practice area provides planning and execution support for designing and implementing project management offices, and for implementing and optimizing system initiatives related to: ERP systems; strategic front-of-the-house systems; human resource information systems; disaster recovery and business continuity, core accounting and cost systems; financial reporting systems and business analysis.

Our Information Management associates work under the client’s direction on a variety of projects related to, among other things:

•	project management;

•	strategic and operational reporting;

•	business performance management;

•	system selection / implementation / optimization;

•	data conversion and testing;

•	business continuity planning;

•	business analysis and business process improvement;

•	Information technology (“IT”) audit;

•	interim IT management; and

•	change management / communication and training.

Sample Engagement:    A Fortune 100 global manufacturing company completed an acquisition of another global company and needed to rapidly develop and execute a plan to integrate financial systems. We provided a team with a unique balance of technical and functional information management experience, knowledge of a specific financial system, and finance and accounting expertise. Our team included a project lead, software application experts, data reconciliation resources and an internal auditor with Sarbanes compliance experience.

Our associates assisted by:

•	designing and building the application to perform global consolidations and reporting;

•	acting as a call center to support the field offices on first and second shift during the parallel and go-live sessions;

•	developing Sarbanes compliance best practices and documentation; and

•	designing the cost allocation method for the newly consolidated data centers due to the acquisition.

Sample Engagement:    We provided four associates over a six-month period to redesign the reporting process and re-implement an enterprise-wide software application for a diversified international manufacturing corporation. The challenge included managing the complexities of balancing United States financial accounting reporting, international financial accounting reporting and internal operational reporting while creating as little disruption as possible to the users. Our team included a project manager, a technical expert and report-writing specialists. Our associates assisted by:

•	creating new reports to satisfy statutory and operational requirements and streamlining and rationalizing 400 existing reports;

•	re-implementing a chart of accounts to support reporting requirements of diverse operational segments;

•	executing a communication plan to educate and create buy-in with the users; and

•	completing other special projects such as legal entity rationalization.

Legal Services

Our Legal Services practice area was begun in June 2004. Our legal professional services include:

•	supporting day-to-day corporate legal department operations and executing special projects;

•	assisting with corporate governance and compliance;

•	providing highly experienced interim legal professionals to assist clients during leaves of absence and peak periods; and

•	implementing and optimizing corporate legal department process improvements.

Sample Engagement:    A client needed help establishing various compliance and legal functions. Our Legal Services professional assisted by:

•	developing an e-mail retention policy;

•	reviewing and revising the client’s draft compliance manual and procedures;

•	identifying various obligations set forth in the client’s offering memoranda and creating spreadsheets and checklists to track such obligations;

•	organizing the corporate recordkeeping and statutory filing procedures for numerous limited partnerships; and

•	reviewing and revising various documents and agreements.

Sample Engagement:    A client wanted to enter into an exclusive distributorship agreement with a third party to distribute the client’s technology and products in an Asian country. Under the direction of the client’s legal counsel, our Legal Services professional assisted by:

•	drafting an exclusive distributorship agreement with the third party; and

•	drafting all ancillary agreements to enable the client to distribute its technology and products in the Asian country.

Sample Engagement:    A client faced an unexpected employee reorganization, leading to reductions in legal support staff and possible delinquencies in its SEC reporting requirements. Our Legal Services professional assisted by:

•	completing portions of various SEC filings, including Forms 10-K, 10-Q and 8-K;

•	reviewing and revising the stock option plans;

•	completing insider transactional activities for senior management, including Rule 144/Forms 3, 4 and 5;

•	preparing summaries and policy statements on new accounting/SEC issues, including Sarbanes compliance; and

•	improving the internal systems and regulatory procedures.

Resources Audit Solutions (RAS): Corporate Governance, Risk Management, Internal Audit and Sarbanes-Oxley Compliance Services

Our RAS subsidiary was formed in June 2002 to assist our clients with a variety of governance, internal audit, risk management and compliance initiatives including:

•	Internal Audit Support: assisting internal audit departments with the execution of audit plans including operational, financial, compliance and third party contract audits; providing associates with specialized skills such as IT audit and foreign language; and helping execute special projects such as risk assessments and fraud investigations;

•	Policy Management: assisting clients with the development of a process designed to more effectively and efficiently distribute, monitor and manage financial reporting–related policies utilizing policyIQ, our proprietary web-based solution for enterprise-wide policy development and management;

•	Sarbanes Section 404 Compliance Support: assisting project management teams, business units and corporate functions around the world with compliance efforts related to Sarbanes including: project management support; documenting existing business processes, practices, and workflows; identifying internal controls, testing internal controls and remediating deficiencies, including changes to policies and procedures; and planning and implementation of an ongoing Sarbanes compliance process for subsequent years; and

•	Enterprise Risk Management: assisting clients with enterprise risk management related projects, including development/enhancement of policies and procedures for identifying, assessing and monitoring risks and controls, and alignment of disparate risk and control monitoring and compliance activities.

Sample Engagement- Contract Auditing:    We were engaged to complete the review of over 23,000 multi-channel marketing contracts for a Fortune 500 integrated energy company. This three-phase project includes:

•	identification, scoping and definition of production metrics and project timeline development;

•	design and development of a comprehensive contract review program;

•	definition, design and testing of custom system requirements used to support the program;

•	design and delivery of a comprehensive training program for client and associate teams; and

•	program and project management with weekly status reporting against metrics and key deliverables.

Sample Engagement-Sarbanes-Oxley Compliance:    During a Fortune 100 electronics manufacturer’s initial year of implementation of Section 404 of Sarbanes as a foreign registrant, we served, under the supervision and direction of the client’s Sarbanes team, as one of its primary external service providers, assisting with its Sarbanes compliance efforts. We provided 45 associates in the United States, United Kingdom, Japan, Hong Kong, and China to assist client teams with various elements of Sarbanes compliance including:

•	documenting existing business processes, practices and workflows;

•	testing selected internal controls within those processes;

•	maintaining and updating a computer system used for the project; and

•	performing selected elements of project management within the client’s project management office.

Supply Chain Management

Our Supply Chain Management professional services group was formed in 2002. Services include:

•	providing qualified supply chain professionals with a variety of skill sets and backgrounds who can: lead or assist strategic sourcing efforts, negotiate contracts, serve as commodity/category experts, develop strategies and perform tactical purchasing;

•	performing current state assessments evaluation and execution of processes, procedures, policies and organizational design in the supply chain management and procurement functions;

•	offering a variety of supply chain management solutions, including strategic sourcing, contracts management, materials management, inventory rationalization, supplier diversity assistance, ERP implementations and procurement card programs; and

•	presenting a variety of onsite training and education seminars to keep customers updated on the latest trends in supply chain management.

Sample Engagement:    A team of Supply Chain Management associates assisted a retail merchandising client in integrating its best practice process and controls in consolidating its warehouse facilities and distribution function. The project was initiated as a result of the client’s consolidating the functional areas of several business units that had duplicate operations. Our associates:

•	performed current state assessment to define and document new business processes and procedures as well as role definitions;

•	provided go-forward implementation plan to include centralization of warehouse and distribution functions;

•	completed warehouse consolidation conceptual design;

•	offered warehouse operations and layout expertise to implement efficient warehouse design and inventory processes during implementation phase; and

•	provided merchandise commodity subject matter expertise to develop future sourcing strategies and leveraged spend opportunities from consolidation of business units.

Sample Engagement:    A team of six associates performed an inventory rationalization project, under the client’s direction, for a Fortune 25 company. During the fourteen-month project, our team:

•	ascertained and advised the client of the physical condition of the inventory;

•	helped to dispose of or reassign the physical assets;

•	assisted with the development of an updated materials management strategy;

•	adjusted the physical and financial records in the client’s ERP system to reflect current and ongoing values; and

•	provided continuing productivity savings.

Sample Engagement:    Two associates assisted the Corporate Director of Materials at a large healthcare service provider. The associates:

•	wrote and disseminated policies and procedures throughout the enterprise;

•	set supply chain strategy;

•	identified spend areas where savings could be accomplished;

•	initiated sourcing teams for several commodities;

•	assisted the Corporate Director in execution of supply chain projects; and

•	used expertise to guide, coach and mentor the supply chain team.

policyIQ

A web-based content management application, policyIQ is used to document and communicate policies, procedures and internal controls, and to track ongoing employee compliance. Companies ranging from small private enterprises to public Global 250 organizations use policyIQ for Sarbanes and other compliance management, enterprise-wide policy and procedure distribution as well as various additional uses.

policyIQ offers functionality that assists in keeping an organization’s content up-to-date, readily available and easy to find. This “smarter content”:

•	tells users who has read it;

•	knows who is allowed to read it;

•	directs users to related content;

•	tells users how it has changed; and

•	is searchable and reportable.

Sample Clients:

•	A Fortune 500 company had utilized a different tool for its first year of Sarbanes compliance, but had difficulties managing content within that product. Resources Global assisted by pulling together necessary data and implementing policyIQ to replace their existing system. policyIQ provided an easy-to-use interface, allowing them to increase efficiencies in managing Sarbanes compliance by giving all employees access to appropriate information and the responsibility to keep documentation up to date.

•	A 30,000-employee company needed to improve its policy management process. Specifically, they needed a central, web-based repository for all of their departments’ policies and procedures; they needed to track whether employees had read and were complying with those policies and procedures; and they needed a process to continuously review and improve those documents and to archive old versions. We assisted this client with policyIQ implementation for their various departments.

•	A large, non-profit healthcare organization with outsourced IT operations implemented policyIQ in order to better document and manage IT controls. After documenting all internal objectives and policies, the standard operating procedures of their outsourced IT organization were documented, matched to the internal objectives, and signed off by both parties. Ongoing compliance can be better managed by firmly documenting all expectations and agreements.

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

We believe that our ability to successfully deliver professional services to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the company and the performance of the individual’s particular office. In addition, we believe many members of our office management own equity in our Company. We also have a new managing director program whereby new managing directors attend a regularly scheduled series of seminars taught by experienced managing directors and other senior management personnel. This program allows the veteran managing directors to share their success stories, foster the culture of the Company with the new managing directors and review specific client and associate development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Costa Mesa, California, we provide our domestic and some international offices with centralized administrative, marketing, finance, human resources, legal and real estate support. Our financial reporting is centralized in our corporate service center. This center also handles billing, accounts payable and collections, and administers human resources services including employee compensation and benefits administration. During fiscal 2006, we established a service center in our Maarssen, Netherlands office to provide centralized finance and legal support to most of our European offices. In addition, in the United States and Canada, we have a corporate networked information technology platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and associate development.

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

Our brand marketing initiatives help develop Resources Global’s image in the markets we serve. Our brand is reinforced by our professionally designed website, brochures and pamphlets, direct mail, public relations efforts and advertising materials. We believe that our branding initiatives coupled with our high-quality client service help to differentiate us from our competitors and to establish Resources Global as a credible and reputable global professional services firm.

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

Competition

We operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms;

•	local, regional and national accounting firms;

•	independent contractors;

•	traditional and Internet-based staffing firms and their specialized divisions; and

•	the in-house resources of our clients.

We compete for clients on the basis of the quality of professionals, the timely availability of professionals with requisite skills, the scope and price of services, and the geographic reach of services. We believe that our attractive value proposition, consisting of our highly qualified associates, relationship-oriented approach and professional culture, enables us to differentiate ourselves from our competitors. Although we believe we compete favorably with our competitors, many of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do.

Employees

As of May 31, 2006, we had a total of 3,607 employees, including 750 corporate and local office employees and 2,857 professional services associates. Our employees are not covered by any collective bargaining agreements.

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

ITEM 1A.	RISK FACTORS.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees could become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees.

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

During the downturn in the economy of the United States during fiscal 2002 and 2003, our business was adversely affected. As the general level of economic activity slowed, our clients delayed or cancelled plans that involved professional services, particularly outsourced professional services. Consequently, we experienced fluctuations in the demand for our services. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our associates, our financial results could suffer.

Our business depends upon our ability to secure new projects from clients and, therefore, we could be adversely affected if we fail to do so.

We do not have long-term agreements with our clients for the provision of services. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors’ service offerings, or because of a change in government regulatory requirements, or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of in-house procurement groups that manage their relationship with service providers.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002, but revenue has increased in each subsequent fiscal year. However, there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of growth during fiscal 2004 and 2005 emanated from clients’ demands related to compliance with certain sections of Sarbanes. As initial demand for Sarbanes related services slows, our ability to successfully grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services lines;

•	hire qualified and experienced associates;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues for both Sarbanes-related services as well as other service lines from clients who have initially engaged us for Sarbanes compliance.

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

As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	less flexible labor laws and regulations;

•	expenses associated with customizing our professional services for clients in foreign countries;

•	foreign currency exchange rate fluctuations, when we sell our professional services in denominations other than United States’ dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

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

Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or other members of our management team could significantly disrupt our operations. Key members of our senior management team also include Karen M. Ferguson, an executive vice president, Anthony Cherbak, executive vice president and chief operating officer, John D. Bower, senior vice president, finance, and Kate W. Duchene, chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Cherbak, Mr. Bower or Ms. Duchene.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in this Report on Form 10-K. Section 404 also requires our independent registered public accountant to attest to, and report on, management’s assessment of our internal control over financial reporting.

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

Although our management has determined, and our independent registered public accountant has attested, that internal control over financial reporting was effective as of May 31, 2006, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal controls over financial reporting otherwise fail to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of our Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•	prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares and that our bylaws can be amended only by supermajority vote of the outstanding shares of our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note—10 Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our board of directors.

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

Beginning with the first quarter of fiscal 2007 we are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

Effective as of the beginning of the first quarter of fiscal 2007, we are required to adopt SFAS 123 (R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2007, our operating results will contain a charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of SFAS 123 (R) generally requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123 (R), our earnings will be lower than they would have been had we not been required to adopt SFAS 123 (R). There may also be variability in our income after income tax provision due to the timing of the exercise of options that trigger disqualifying dispositions. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for United States and foreign registrations on this new service mark. We have previously obtained United States registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002 as well as certain foreign registrations. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the new operating company name of Resources Global Professionals last year. However, our rights to this service mark are not currently protected by any United States or foreign registration, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

ITEM 1B. UNRESOLVED	STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of May 31, 2006, we maintained a total of 52 domestic offices under operating lease agreements that are located in the following metropolitan areas:

Birmingham, Alabama

Phoenix, Arizona

Costa Mesa, California

Los Angeles, California

Sacramento, California

Santa Clara, California

San Diego, California

San Francisco, California

Walnut Creek, California

Woodland Hills, California

Denver, Colorado

Hartford, Connecticut

Stamford, Connecticut

Jacksonville, Florida

Orlando, Florida

Plantation, Florida

Tampa, Florida

Atlanta, Georgia

Honolulu, Hawaii

Boise, Idaho

Chicago, Illinois

Downers Grove, Illinois

Indianapolis, Indiana

Louisville, Kentucky

Baltimore, Maryland

Boston, Massachusetts

Detroit, Michigan

Grand Rapids, Michigan

Minneapolis, Minnesota

Kansas City, Missouri

St. Louis, Missouri

Las Vegas, Nevada

Parsippany, New Jersey

Princeton, New Jersey

Long Island, New York

New York, New York

Charlotte, North Carolina

Cincinnati, Ohio

Cleveland, Ohio

Columbus, Ohio

Portland, Oregon

Philadelphia, Pennsylvania

Pittsburgh, Pennsylvania

Nashville, Tennessee

Austin, Texas

Dallas, Texas

Fort Worth, Texas

Houston, Texas

San Antonio, Texas

Seattle, Washington

Milwaukee, Wisconsin

Washington, D.C.

As of May 31, 2006, we maintained 26 international offices under operating lease agreements, which are located in the following cities and countries:

Brisbane, Australia Melbourne, Australia Sydney, Australia Brussels, Belgium Calgary, Canada Toronto, Canada Copenhagen, Denmark Paris, France Bangalore, India Mumbai, India	Dublin, Ireland Tokyo, Japan Luxembourg Arnhem, Netherlands Maastricht, Netherlands Den Haag, Netherlands Eindhoven, Netherlands Maarssen/Amsterdam, Netherlands Oslo, Norway	Beijing, People’s Republic of China Hong Kong, People’s Republic of China Singapore Stockholm, Sweden Birmingham, United Kingdom London, United Kingdom Taipei, Taiwan

Our corporate offices are located in Costa Mesa, California. We currently lease 19,048 square feet under a lease expiring in June 2013; we also lease an additional 7,282 square feet in the same building under a lease which expires in June 2007. We own a 56,127 square foot office building in Irvine, California. We expect to move most of our corporate functions into that building in fiscal 2007. Approximately 32,900 square feet in that building is currently leased to independent third parties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of August 2, 2006 was 36.

The following table sets forth the range of high and low closing sales prices reported on the Nasdaq Global Market for our common stock for the periods indicated (prices are restated to reflect a two-for-one stock split distributed on March 1, 2005).

	Price Range of Common Stock
	High	Low
Fiscal 2006:
First Quarter	$30.27	$19.92
Second Quarter	$31.01	$25.99
Third Quarter	$29.95	$25.99
Fourth Quarter	$28.67	$24.50

Fiscal 2005:
First Quarter	$23.35	$17.14
Second Quarter	$23.01	$16.39
Third Quarter	$27.67	$21.93
Fourth Quarter	$24.88	$17.70

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We will periodically reevaluate this policy based on projected company needs. We believe our international expansion is enhanced by a strong balance sheet. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of our common stock on the open market. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2006 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
February 26, 2006-March 25, 2006	—	$—	—	2,245,329
March 26, 2006-April 25, 2006	184,940	$24.89	184,940	2,060,389
April 26, 2006-May 27, 2006	—	$—	—	2,060,389

Total February 26, 2006-May 27, 2006	184,940	$24.89	184,940	2,060,389

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 39 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 27. The consolidated statements of income data for the years ended May 31, 2003 and May 31, 2002 and the consolidated balance sheet data at May 31, 2004, 2003 and 2002 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 31, 2006, 2005 and 2004 and the consolidated balance sheet data at May 31, 2006 and 2005 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Report on Form 10-K. Net income per common share and the weighted average common shares outstanding for the years ended May 31, 2004, 2003 and 2002 have been restated to reflect the impact of the two-for-one split of our common stock distributed on March 1, 2005. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended May 31,
	2006	2005	2004	2003	2002
	(in thousands, except net income per common share and other data)
Consolidated Statements of Income Data:
Revenue	$633,843	$537,636	$328,333	$202,022	$181,677
Direct cost of services	384,429	324,642	199,870	121,648	108,715

Gross profit	249,414	212,994	128,463	80,374	72,962
Selling, general and administrative expenses	149,736	116,402	84,301	58,248	50,688
Amortization of intangible assets	1,740	1,743	1,716	655	125
Depreciation expense	2,958	2,191	1,907	1,290	1,180

Income from operations	94,980	92,658	40,539	20,181	20,969
Interest income	(5,015)	(2,128)	(593)	(1,077)	(1,183)

Income before provision for income taxes	99,995	94,786	41,132	21,258	22,152
Provision for income taxes	39,398	38,730	16,798	8,716	8,861

Net income	$60,597	$56,056	$24,334	$12,542	$13,291

Net income per common share:
Basic	$1.26	$1.19	$0.53	$0.29	$0.31

Diluted	$1.17	$1.11	$0.50	$0.27	$0.29

Weighted average common shares outstanding:
Basic	48,054	47,074	45,984	43,698	42,482

Diluted	51,676	50,484	48,780	45,792	45,724

Other Data:
Number of offices open at end of period	78	65	64	55	47
Total number of associates on assignment at end of period	2,857	2,639	2,086	1,175	1,060

	May 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$185,439	$134,741	$68,126	$68,078	$55,745
Working capital	161,114	122,304	76,815	60,177	43,135
Total assets	398,611	320,142	226,263	155,937	130,588
Stockholders’ equity	317,436	248,367	180,334	133,531	113,471

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I Item 1A. “Risk Factors.” and elsewhere in this Report on Form 10-K.

Overview

Resources Global is an international professional services firm that provides experienced finance and accounting, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) finance and accounting, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as change management and compensation program design and implementation; 4) internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), such as documenting internal controls and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing; and 6) legal services providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We began operations in June 1996 as a division of Deloitte & Touche and operated as Resources Connection, LLC, a wholly owned subsidiary of Deloitte & Touche, from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the Nasdaq Global Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s global capabilities.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service lines.

Fiscal Year	Number of United States Offices Opened	Number of International Operations Opened	Service Line Established

1997	Nine		Finance and accounting
1998	Nine
1999	Ten		Information management
2000	Four	Three	Human resources management
2001	Nine	One
2002	Two
2003	Six	One	Resources Audit Solutions; Supply chain management (via acquisition)
2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic
2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal
2006	Three	Two opened via acquisition; eight organic

During fiscal 2006, we continued our expansion around the world, opening offices in five additional European countries and in Beijing, People’s Republic of China, Singapore and Brisbane, Australia. In addition, we completed the acquisition of a non-assurance accounting practice in India with offices in Mumbai and Bangalore. We also expanded in the United States, opening offices in Louisville, Kentucky; Woodland Hills, California; and Grand Rapids, Michigan. At May 31, 2006, we served our clients through 52 offices in the United States and 26 offices abroad.

The acquisition of the operations of the non-assurance accounting practice in India discussed above was completed on April 1, 2006 for approximately $250,000 in cash and $250,000 in stock. The stock, though not issued as of May 31, 2006, is priced at $27.65 per share, resulting in the future issuance of 9,042 shares. The acquisition agreement provides for an additional payment of up to $375,000 in cash and $375,000 in stock if the practice meets certain financial goals for the period from March 1, 2006 through February 28, 2007.

We primarily charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.6%, 0.7% and 0.6% of our revenue for the years ended May 31, 2006, 2005 and 2004, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2003, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks. The actual quarter end dates for fiscal 2006 and 2005 were as follows: for fiscal 2006, August 27, 2005 (first quarter); November 26, 2005 (second quarter); February 25, 2006 (third quarter); and May 27, 2006 (fourth quarter); and for fiscal 2005, August 28, 2004 (first quarter); November 27, 2004 (second quarter); February 26, 2005 (third quarter); and May 28, 2005 (fourth quarter); and. For convenience, all references herein to years or annual periods (of one or more years) are to years or annual periods ended May 31.

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

	For The Years Ended May 31,
	2006	2005	2004
	(amounts in thousands)
Revenue	$633,843	$537,636	$328,333
Direct cost of services	384,429	324,642	199,870

Gross profit	249,414	212,994	128,463
Selling, general and administrative expenses	149,736	116,402	84,301
Amortization of intangible assets	1,740	1,743	1,716
Depreciation expense	2,958	2,191	1,907

Income from operations	94,980	92,658	40,539
Interest income	(5,015)	(2,128)	(593)

Income before provision for income taxes	99,995	94,786	41,132
Provision for income taxes	39,398	38,730	16,798

Net income	$60,597	$56,056	$24,334

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For The Years Ended May 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Direct cost of services	60.7	60.4	60.9

Gross profit	39.3	39.6	39.1
Selling, general and administrative expenses	23.6	21.7	25.7
Amortization of intangible assets	0.3	0.3	0.5
Depreciation expense	0.4	0.4	0.6

Income from operations	15.0	17.2	12.3
Interest income	(0.8)	(0.4)	(0.2)

Income before provision for income taxes	15.8	17.6	12.5
Provision for income taxes	6.2	7.2	5.1

Net income	9.6%	10.4%	7.4%

Year Ended May 31, 2006 Compared to Year Ended May 31, 2005

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue.    Revenue increased $96.2 million, or 17.9%, to $633.8 million for the year ended May 31, 2006 from $537.6 million for the year ended May 31, 2005. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current year compared to the prior year. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service lines experienced growth in fiscal 2006 compared to fiscal 2005 (except for the RAS service line). Though we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have provided during the first two years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.

Average bill rates improved by 6.0% compared to the prior year average bill rate. The increase in revenue was also driven by the increase in the number of associates on assignment from 2,639 at the end of fiscal 2005 to 2,857 at the end of fiscal 2006. We operated 78 and 65 offices during the final quarters of fiscal 2006 and fiscal 2005, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for domestic United States offices improved 14.9% or $64.8 million from $435.2 million for the year ended May 31, 2005 to $500.0 million for the year ended May 31, 2006. Revenue for the Dutch practice improved 15.6% or $8.5 million, from $54.4 million for the year ended May 31, 2005 to $62.9 million for the year ended May 31, 2006. The other international offices’ revenue grew 47.9% or $23.0 million, from $48.0 million for the year ended May 31, 2005 to $71.0 million for the year ended May 31, 2006. Revenue growth in the international practices was approximately $6.0 million less in fiscal 2006 compared to fiscal 2005 than would have been the case using local currencies, due to the strengthening of the United States dollar against international currencies. Virtually all international practices enjoyed growth both from referrals from the United States as well as from internally generated opportunities, particularly in the United Kingdom, Sweden, Japan, Hong Kong, France and Canada.

Direct Cost of Services.    Direct cost of services increased $59.8 million, or 18.4%, to $384.4 million for the year ended May 31, 2006 from $324.6 million for the year ended May 31, 2005. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 4.8% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.7% and 60.4% for the year ended May 31, 2006 and 2005, respectively. The direct cost of services percentage increased between the two years because the volume of client reimbursable expenses was higher in fiscal 2006, as the number of projects requiring associate travel increased. In addition, a slight improvement in the ratio of direct associate salary expense compared to hourly revenue generated in fiscal 2006 was offset by a slight increase in compensation related benefits.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased as a percentage of revenue from 21.7% for the year ended May 31, 2005 to 23.6% for the year ended May 31, 2006 as the Company hired additional personnel across the enterprise to support and position the larger organization for future revenue growth. Selling, general and administrative expenses increased $33.3 million, or 28.6%, to $149.7 million for the year ended May 31, 2006 from $116.4 million for the year ended May 31, 2005. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 592 at the end of fiscal 2005 to 750 at the end of fiscal 2006. The increase in dollars spent on compensation was primarily attributable to the increase in salaries and benefit costs as a result of the larger headcount. Other increases in fiscal 2006 were: bonus expense as a result of the Company’s improved revenue results and costs associated with the rollout of the Company’s new information technology system and European service center. These increases were partially offset by reduced provision for doubtful accounts during fiscal 2006 and the reduction of spending on national advertising compared to fiscal 2005.

Amortization and Depreciation Expense.    Amortization of intangible assets was approximately $1.7 million in both fiscal 2006 and 2005. The Company has not completed an analysis of the allocation of goodwill related to its purchase during the fourth quarter of fiscal 2006 of a practice with offices operating in Bangalore and Mumbai, India. The Company will consider a number of factors in performing this valuation, including a valuation of identifiable intangible assets. Also, during fiscal 2007, amortization related to the Company’s acquisitions of The Procurement Centre, LLC in fiscal 2002 and policyIQ in fiscal 2003 will cease. Absent potential amortization related to the Indian acquisition, amortization is expected to be $1.4 million during fiscal 2007.

Depreciation expense increased from $2.2 million for the year ended May 31, 2005 to $3.0 million for the year ended May 31, 2006. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2005, and investments in the Company’s new operating system and other information technology. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California for approximately $9.3 million. The Company expects to transition its corporate office and domestic service center to the new location during fiscal 2007. As the Company completes the implementation of its information technology system, makes improvements to the new office building in anticipation of the corporate relocation and invests in expanded or new office space for existing offices, it is expected that the Company’s depreciation expense will increase.

Interest Income.    During fiscal 2006, interest income was $5.0 million compared to interest income of $2.1 million in fiscal 2005. The increase in interest income is a combination of a higher average balance available for investment in fiscal 2006 and higher interest rates during fiscal 2006.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of May 31, 2006, the Company has $37.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $60.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds, classified as long-term investments, mature through May 2008 and have coupon rates ranging from 4.1% to 5.4%. These investments have been classified in the May 31, 2006 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes.    The provision for income taxes increased from $38.7 million for the year ended May 31, 2005 to $39.4 million for the year ended May 31, 2006. The increase was the result of the Company’s higher pre-tax income during fiscal 2006, offset by a decrease in the effective tax rate from 40.9% in fiscal 2005 to 39.4% in fiscal 2006. The Company’s effective tax rate was lower in fiscal 2006 due primarily to the impact on the tax provision of the improved operating results of the Company’s international offices with lower statutory tax rates than the United States. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Year Ended May 31, 2005 Compared to Year Ended May 31, 2004

The comments for the year ended May 31, 2005 below include the results of operations for Nordic Spring from August 27, 2004 through May 31, 2005. The results of operations for the year ended May 31, 2004 include the results of operations of the following acquisitions for the following periods: for Resources Global Professionals Australia, a full year of results of operations; for Resources Global Professionals in the Netherlands, results of operations from July 15, 2003 through May 31, 2004; and for policyIQ, results of operations from July 30, 2003 through May 31, 2004.

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

Average bill rates improved by 9.7% compared to the prior year average bill rate. The increase in revenue for the year was also due to the increase in the number of associates on assignment from 2,086 at the end of fiscal 2004 to 2,639 at the end of fiscal 2005. We operated 65 offices, including 16 international offices, during the final quarter of fiscal 2005, compared to 64 offices, including 15 international offices, in the last quarter of fiscal 2004.

Revenue for United States offices improved 64.0% or $169.9 million from $265.3 million for the fiscal year ended May 31, 2004 to $435.2 million for the fiscal year ended May 31, 2005. Revenue for the Dutch practice improved 24.2% or $10.6 million, from $43.8 million for the fiscal year ended May 31, 2004 to $54.4 million for the fiscal year ended May 31, 2005; however, the May 31, 2004 results include amounts only from July 15, 2003 (date of acquisition). Approximately $3.8 million of the increase in Dutch revenues was from the impact of foreign currency translation due to the weaker United States dollar during fiscal 2005 compared to fiscal 2004. The other international offices’ revenue grew 150.0% or $28.8 million, from $19.2 million for the fiscal year ended May 31, 2004 to $48.0 million for the fiscal year ended May 31, 2005. Approximately $2.4 million of the increase in the other international revenues was from the impact of foreign currency translation due to the weaker United States dollar during fiscal 2005 compared to fiscal 2004. Nevertheless, all international practices enjoyed growth, particularly in the United Kingdom, Canada and Japan. The fiscal 2005 results include three quarters of operations for the Nordic Spring practice acquired in Sweden in August 2004.

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

Interest Income.    During fiscal 2005, the Company generated interest income of $2.1 million compared to interest income of approximately $600,000 in the year ended May 31, 2004. The increase in interest income is a combination of a higher average cash balance available for investment in fiscal 2005 and higher interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of May 31, 2005, the Company had $54 million of investments in government-agency bonds and other securities with remaining maturity dates between three months and one year from the balance sheet date and $42 million of government- agency bonds with remaining maturity dates in excess of one year from the balance sheet date. The bonds mature through May 2007 and have coupon rates ranging from 3.0% to 4.2%. These investments have been classified in the May 31, 2005 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes.    The provision for income taxes increased from $16.8 million for the year ended May 31, 2004 to $38.7 million for the year ended May 31, 2005 as a result of the increase in the Company’s pre-tax income. The effective tax rate in fiscal 2004 was 40.8% compared with 40.9% in fiscal 2005, which differed from the federal statutory rate primarily due to state taxes, net of federal benefit.

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2006. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 31, 2006	Feb. 28, 2006	Nov. 30, 2005	Aug. 31, 2005	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004	Aug. 31, 2004
	(in thousands, except net income per common share)
CONSOLIDATED STATEMENTS OF INCOME DATA (unaudited):
Revenue	$165,862	$160,255	$158,138	$149,588	$150,009	$135,199	$137,027	$115,401
Direct cost of services	99,383	99,225	95,171	90,650	89,983	82,874	81,851	69,934

Gross profit	66,479	61,030	62,967	58,938	60,026	52,325	55,176	45,467
Selling, general and administrative expenses	40,426	38,392	36,826	34,092	33,451	29,600	28,170	25,181
Amortization of intangible assets	435	435	435	435	444	477	411	411
Depreciation expense	1,034	887	545	492	552	529	567	543

Income from operations	24,584	21,316	25,161	23,919	25,579	21,719	26,028	19,332
Interest income	(1,582)	(1,347)	(1,114)	(972)	(827)	(586)	(411)	(304)

Income before provision for income taxes	26,166	22,663	26,275	24,891	26,406	22,305	26,439	19,636
Provision for income taxes	10,421	8,895	10,250	9,832	10,694	9,145	10,840	8,051

Net income	$15,745	$13,768	$16,025	$15,059	$15,712	$13,160	$15,599	$11,585

Net income per common share (1) (2):
Basic	$0.33	$0.29	$0.33	$0.32	$0.33	$0.28	$0.33	$0.25

Diluted	$0.31	$0.27	$0.31	$0.29	$0.31	$0.26	$0.31	$0.23

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.
(2)	Net income per common share has been restated for all quarters prior to February 28, 2005 to reflect the impact of the two-for-one split of our common stock distributed on March 1, 2005.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2006.

At May 31, 2006, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2006, the Company had no capital leases. Future minimum rental commitments under operating leases are as follows:

	Payments due by period (amounts in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$74,137	$13,886	$25,141	$20,432	$14,678

Purchase obligations	$2,733	$1,833	$900	$—	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5%

or Bank of America’s Grand Cayman Banking Center (“LIBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of May 31, 2006, the Company had $2.7 million available under the terms of the Credit Agreement as Bank of America has issued $300,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities totaled $71.2 million in fiscal 2006 compared to $67.5 million in fiscal 2005. Cash provided by operations in fiscal 2006 resulted from the net income of the Company of $60.6 million, adjusted for non-cash items of $11.9 million, offset by net cash used for changes in operating assets and liabilities of $1.3 million. In fiscal 2005, cash provided by operations resulted from net income of the Company of $56.1 million, adjusted for non-cash items of $13.5 million, offset by net cash used for changes in operating assets and liabilities of $2.1 million. The Company had $88.4 million in cash and cash equivalents, $37.0 million in short-term investments and $60 million of United States government agency securities at May 31, 2006.

Net cash used in investing activities totaled $22.0 million for fiscal 2006 compared to $55.7 million for fiscal 2005. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments resulted in a net use of $1.0 million in fiscal 2006 and $48.5 million in fiscal 2005. In addition, the Company used approximately $20.8 million on property and equipment in fiscal 2006, compared to $4.3 million in fiscal 2005. The cash spent in fiscal 2006 includes approximately $9.3 million for the purchase of a 56,000 square foot office building in Irvine, California. The Company expects to transition its corporate office and domestic service center to the new location during fiscal 2007; however, some of the building will continue to be leased to existing tenants until such time as the Company requires use of the entire building. The remaining amounts used for property and equipment were primarily for technology upgrades to the Company’s operating systems as well as on leasehold improvements and office equipment during both fiscal 2006 and 2005. Finally, in fiscal 2006, the Company used $265,000 as part of the consideration for the purchase of a non-assurance accounting practice in India; while, in fiscal 2005, the Company spent approximately $3.0 million to acquire Nordic Spring in Sweden.

Net cash provided by financing activities totaled $716,000 for the year ended May 31, 2006, compared to $5.8 million for the year ended May 31, 2005. More stock options were exercised and more stock was purchased via the Company’s Employee Stock Purchase Plan in fiscal 2006 compared to the prior year. However, the increased equity plans activity was offset by the Company’s repurchase during the year of 685,000 shares of its common stock at an average price of $26.44 per share for a total of approximately $18.1 million.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us for the fourth quarter of fiscal 2006. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first interim period after June 15, 2005 (for the Company, the first quarter ended August 31, 2006). The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments. Allowable valuation models include a binomial model and the Black-Scholes model. The Company must also determine the transition method to be used in implementing FAS 123 (R). The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R). The Company intends to use the Black-Scholes model for valuation and the prospective method of adoption. The prospective method requires the Company to value stock options granted prior to its adoption of SFAS 123 (R) under the fair value method and to expense these amounts in the income statement over the stock option’s remaining vesting period. Based on the outstanding stock options granted through May 27, 2006, the Company expects to expense approximately $18 million, before income tax effects, in fiscal 2007 that would previously have been presented in a pro forma footnote disclosure. SFAS 123 (R) also requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow; this will possibly reduce the Company’s future reported cash flow from operating activities as compared to the previous method of reporting.

In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share- based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123 (R), the modification of employee share options prior to adoption of SFAS 123 (R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123 (R). Based on the outstanding stock options granted through May 27, 2006, the Company expects to expense approximately $18 million, before income tax effects, in fiscal 2007 that would previously have been presented in a pro forma footnote disclosure. The Company is evaluating the additional potential impact that SAB 107 will have on its consolidated financial position and results of operations when adopted in fiscal 2007.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of fiscal 2006, we had approximately $185.4 million of cash, highly liquid short-term investments and long-term United States government agency securities. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

Foreign Currency Exchange Rate Risk. Prior to fiscal 2004, our foreign operations were not significant to our overall operations, and our exposure to foreign currency exchange rate risk was low. However, as our strategy to continue expanding foreign operations progresses, more of our revenues will be derived from foreign operations denominated in the currency of the applicable markets.

For the year ended May 31, 2006, approximately 21% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Ninety per cent of our fiscal year-end balances of cash, short-term investments and investments in marketable securities were denominated in United States dollars. The remaining 10% was comprised primarily of cash balances translated from Euros, British Pounds, Swedish Krona, Hong Kong Dollars or Japanese Yen. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive gain.

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCES CONNECTION, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Resources Connection, Inc.:

We have completed integrated audits of Resources Connection, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Orange County, California

August 7, 2006

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2006	2005
	(amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$88,439	$38,741
Short-term investments	37,000	54,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,166 and $5,268 as of May 31, 2006 and 2005, respectively	90,720	80,848
Prepaid expenses and other current assets	4,921	3,555
Deferred income taxes	6,648	5,446

Total current assets	227,728	182,590
U.S. Government agency securities	60,000	42,000
Goodwill	80,287	80,013
Intangible assets, net	1,881	3,621
Property and equipment, net	26,725	8,827
Deferred income taxes	1,257	380
Other assets	733	2,711

Total assets	$398,611	$320,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,472	$18,725
Accrued salaries and related obligations	49,383	39,013
Income taxes payable and other liabilities	2,759	2,548

Total current liabilities	66,614	60,286
Other long-term liabilities	5,130	3,012
Deferred income taxes	9,431	8,477

Total liabilities	81,175	71,775

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $ 0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $ 0.01 par value, 140,000 shares authorized; 49,527 and 47,968 shares issued, and 48,278 and 47,404 shares outstanding as of May 31, 2006 and 2005, respectively	495	479
Additional paid-in capital	152,066	125,271
Deferred stock compensation	(479)	—
Accumulated other comprehensive gain	884	632
Retained earnings	187,863	127,266
Treasury stock at cost, 1,249 and 564 shares at May 31, 2006 and 2005, respectively	(23,393)	(5,281)

Total stockholders’ equity	317,436	248,367

Total liabilities and stockholders’ equity	$398,611	$320,142

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended May 31,
	2006	2005	2004
	(amounts in thousands, except net income per common share)
Revenue	$633,843	$537,636	$328,333
Direct cost of services	384,429	324,642	199,870

Gross profit	249,414	212,994	128,463
Selling, general and administrative expenses	149,736	116,402	84,301
Amortization of intangible assets	1,740	1,743	1,716
Depreciation expense	2,958	2,191	1,907

Income from operations	94,980	92,658	40,539
Interest income	(5,015)	(2,128)	(593)

Income before provision for income taxes	99,995	94,786	41,132
Provision for income taxes	39,398	38,730	16,798

Net income	$60,597	$56,056	$24,334

Net income per common share
Basic	$1.26	$1.19	$0.53

Diluted	$1.17	$1.11	$0.50

Weighted average common shares outstanding
Basic	48,054	47,074	45,984

Diluted	51,676	50,484	48,780

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock		Notes Receivable From Stockholders	Accumulated Other Comprehensive Gain	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances as of May 31, 2003	22,251	$222	$86,676	$(480)	141	$(1)	$(55)	$293	$46,876	$133,531
Exercise of stock options	1,034	10	13,953							13,963
Tax benefit from exercise of stock options			6,840							6,840
Issuance of common stock under Employee Stock Purchase Plan	70	1	1,394							1,395
Repurchase of treasury stock					13	(303)				(303)
Reversal of deferred compensation for restricted stock and stock options forfeited			(14)	14						—
Amortization of deferred stock compensation				298						298
Repayment of notes receivable from shareholders							55			55
Comprehensive Income:
Currency translation adjustment								221		221
Net income for the year ended May 31, 2004	—	—	—	—	—	—	—	—	24,334	24,334

Total comprehensive income	—	—	—	—	—	—	—	—	—	24,555

Balances as of May 31, 2004	23,355	233	108,849	(168)	154	(304)	—	514	71,210	180,334
Exercise of stock options	606	6	8,855							8,861
Tax benefit from exercise of stock options			5,150							5,150
Issuance of common stock under Employee Stock Purchase Plan	71	1	1,937							1,938
Issuance of common stock for acquisition of Nordic Spring	38		719							719
Repurchase of treasury stock					255	(4,977)				(4,977)
Amortization of deferred stock compensation				168						168
Common stock split	23,898	239	(239)		155					—
Comprehensive Income:
Currency translation adjustment								118		118
Net income for the year ended May 31, 2005	—	—	—	—	—	—	—	—	56,056	56,056

Total comprehensive income	—	—	—	—	—	—	—	—	—	56,174

Balances as of May 31, 2005	47,968	479	125,271	—	564	(5,281)	—	632	127,266	248,367
Exercise of stock options	1,365	14	15,452							15,466
Tax benefit from exercise of stock options			7,384							7,384
Issuance of common stock under Employee Stock Purchase Plan	169	2	3,360							3,362
Repurchase of treasury stock					685	(18,112)				(18,112)
Issuance of restricted stock	25		599	(599)						—
Amortization of deferred stock compensation				120						120
Comprehensive Income:
Currency translation adjustment								252		252
Net income for the year ended May 31, 2006									60,597	60,597

Total comprehensive income	—	—	—	—	—	—	—	—	—	60,849

Balances as of May 31, 2006	49,527	$495	$152,066	$(479)	1,249	$(23,393)	$—	$884	$187,863	$317,436

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2006	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$60,597	$56,056	$24,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,698	3,934	3,623
Amortization of deferred stock compensation	120	168	298
Bad debt expense	865	2,555	1,910
Tax benefit from exercise of stock options	7,384	5,150	6,840
Deferred income taxes	(1,125)	1,662	214
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(10,185)	(23,047)	(25,762)
Prepaid expenses and other current assets	(1,379)	514	(1,807)
Prepaid income taxes	—	2,776	1,239
Other assets	2,563	(619)	(1,100)
Accounts payable and accrued expenses	(3,828)	3,214	(287)
Accrued salaries and related obligations	10,048	14,437	9,160
Other liabilities	1,419	654	224

Net cash provided by operating activities	71,177	67,454	18,886

Cash flows from investing activities:
Redemption of long-term investments	5,000	10,000	50,000
Purchase of long-term investments	(60,000)	(55,000)	(48,000)
Redemption of short-term investments	84,000	64,000	2,500
Purchase of short-term investments	(30,000)	(67,500)	(32,000)
Purchase of Nordic Spring, net of cash acquired and including transaction costs	—	(2,927)	—
Purchase of Executive Temporary Management BV, net of cash acquired and including transaction costs	—	—	(27,893)
Purchase of India accounting practice, including transaction costs	(265)	—	—
Purchase of policy IQ, including transaction costs	—	—	(2,056)
Purchase of Deloitte Re:sources Pty, including transaction costs	—	—	(1,078)
Purchases of property and equipment	(20,753)	(4,289)	(3,180)

Net cash used in investing activities	(22,018)	(55,716)	(61,707)

Cash flows from financing activities:
Proceeds from exercise of stock options	15,466	8,861	13,963
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,362	1,938	1,395
Repurchase of treasury stock	(18,112)	(4,977)	(303)
Repayment of notes receivable from stockholders	—	—	55

Net cash provided by financing activities	716	5,822	15,110

Effect of exchange rate changes on cash	(177)	555	259

Net increase (decrease) in cash	49,698	18,115	(27,452)
Cash and cash equivalents at beginning of period	38,741	20,626	48,078

Cash and cash equivalents at end of period	$88,439	$38,741	$20,626

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries. The Company provides clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management, legal services and internal audit and risk assessment on a project basis. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada and Europe. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31. The fiscal years ended May 31, 2006, 2005 and 2004 consist of 52 weeks.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company (“financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the current year presentation.

In connection with the preparation of its report on Form 10-Q for the quarter ended August 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as of August 31, 2005 of $40.0 million as current investments as their original maturities were greater than 90 days. Previously, such investments had been classified as cash and cash equivalents due to the fact that these instruments contained monthly interest rate reset features. Accordingly, the Company revised the classification in its Consolidated Balance Sheets as of May 31, 2005 and 2004 to report these securities of $27.0 and $29.5 million, respectively, as current investments included in short-term investments consistent with the August 31, 2005 presentation. A corresponding adjustment has also been made to the Company’s Consolidated Statements of Cash Flows for the years ended May 31, 2005 and 2004, to reflect the gross purchases of $61.5 million and $32.0 million and sales of $64.0 million and $2.5 million, respectively, of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Income for any period.

The Company had no auction rate securities as of May 31, 2006.

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion fees were 0.6%, 0.7% and 0.6% of revenue for the years ended May 31, 2006, 2005 and 2004, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

In accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services.

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

Potential common shares totaling 514,000, 876,000 and 436,000 were not included in the diluted earnings per share amounts for the years ended May 31, 2006, 2005 and 2004, respectively, as their effect would have been anti-dilutive. For the years ended May 31, 2006, 2005 and 2004, potentially dilutive securities consisted solely of stock options and resulted in potential common shares of 3,622,000, 3,410,000 and 1,398,000 respectively. The potential common shares disclosed in this paragraph for the year ended May 31, 2004 are presented on a pre-stock split basis, as described in Note 10-Stockholders’ Equity.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short and Long-Term Investments

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost.

As of May 31, 2006, $37.0 million and $60.0 million of the Company’s debt securities had original contractual maturities of more than 90 days and less than one year and original contractual maturities between one to two years, respectively. As of May 31, 2005, $54 million and $42 million of the Company’s debt securities had original contractual maturities more than 90 days and less than one year and original contractual maturities between one to two years, respectively. The components of the Company’s short and long-term investments are as follows (in thousands):

	May 31, 2006			May 31, 2005
	Cost	Gross Unrealized Holding Gain (Loss)	Fair Value	Cost	Gross Unrealized Holding Gain (Loss)	Fair Value
U.S. Government agency bonds	$97,000	$(817)	$96,183	$63,000	$(401)	$62,599
Student loan bonds and other debt securities	—	—	—	33,000	—	33,000

	$97,000	$(817)	$96,183	$96,000	$(401)	$95,599

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building	30 years
Furniture	5 to 10 years
Leasehold improvements	Term of lease
Computer and equipment	3 to 5 years

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed their annual impairment analysis as of May 31, 2006 and will continue to test for impairment annually. No impairment was indicated as of May 31, 2006. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Refer to Note 5-Intangible Assets and Goodwill for further description of the Company’s intangible assets.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If the Company had recognized compensation cost at the date of grant using the fair value method, our pro-forma net income and pro-forma net income per share would have been as follows (in thousands, except per share amounts):

	2006	2005	2004
Net income, as reported	$60,597	$56,056	$24,334
Stock-based employee compensation expense, net of related tax effects	72	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,115)	(9,323)	(6,190)

Pro forma net income	$48,554	$46,733	$18,144

Net income per share:
Basic-as reported	$1.26	$1.19	$0.53
Basic-pro forma	$1.01	$0.99	$0.39
Diluted-as reported	$1.17	$1.11	$0.50
Diluted-pro forma	$0.97	$0.98	$0.39

For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Weighted-average expected life	5 to 6 1/4 years	5 years	5 years
Annual dividend per share	None	None	None
Risk-free interest rate	3.34%–4.85%	3.44%–4.13%	2.48%–3.38%
Expected volatility	49.4%–50%	50%	50%

Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of the pro forma effect on reported net income for future years.

The Company will adopt the provisions of SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”) effective for the first quarter of fiscal 2007. SFAS 123 (R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. See Recent Accounting Pronouncements below for further information.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us for the fourth quarter of fiscal 2006. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first interim period after June 15, 2005 (for the Company, the first quarter ended August 31, 2006). The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments. Allowable valuation models include a binomial model and the Black-Scholes model. The Company must also determine the transition method to be used in implementing FAS 123 (R). The

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123 (R). The Company intends to use the Black-Scholes model for valuation and the prospective method of adoption. The prospective method requires the Company to value stock options granted prior to its adoption of SFAS 123 (R) under the fair value method and to expense these amounts in the income statement over the stock option’s remaining vesting period. Based on the outstanding stock options granted through May 27, 2006, the Company expects to expense approximately $18 million, before income tax effects, in fiscal 2007 that would previously have been presented in a pro forma footnote disclosure. SFAS 123 (R) also requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow; this will possibly reduce the Company’s future reported cash flow from operating activities as compared to the previous method of reporting.

In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123 (R), the modification of employee share options prior to adoption of SFAS 123 (R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123 (R). Based on the outstanding stock options granted through May 27, 2006, the Company expects to expense approximately $18 million, before income tax effects, in fiscal 2007 that would previously have been presented in a pro forma footnote disclosure. The Company is evaluating the additional potential impact that SAB 107 will have on its consolidated financial position and results of operations when adopted in fiscal 2007.

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

On April 1, 2006, the Company acquired the operations of a non-assurance accounting practice in India with offices in Mumbai and Bangalore for approximately $250,000 in cash and $250,000 in stock. The stock, though not issued as of May 31, 2006, is priced at $27.65 per share, resulting in the future issuance of 9,042 shares. The acquisition agreement provides for an additional payment of up to $375,000 in cash and $375,000 in stock if the practice meets certain financial goals for the period from March 1, 2006 through February 28, 2007. These payments will be treated as additional purchase price consideration. Any goodwill resulting from these transactions is expected to be deductible for tax purposes. Pro forma disclosures are not made for this acquisition due to the immaterial amounts involved.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 27, 2004, the Company acquired approximately 80% of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $4.6 million. This acquisition expanded the Company’s European presence into the Nordic region. Consideration paid, including additional amounts paid in the fourth quarter of fiscal 2005, consisted of approximately $3.6 million in cash, $250,000 in transaction costs directly attributable to the acquisition and approximately 38,000 shares of common stock with a fair value of approximately $700,000. The Company has the obligation to purchase the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price is dependent upon Nordic Spring’s operating income (before interest and depreciation) during fiscal 2006 and will be payable 50% in cash and 50% in the Company’s common stock. The additional payment, to be treated as additional purchase price, is expected to be cash of approximately $1.4 million and issuance of shares worth approximately $1.4 million. The number of shares to be issued will be determined in August 2006.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The total intangible assets acquired include approximately $4.0 million for goodwill, $173,000 for a non-compete agreement, $161,000 for customer relationships and $25,000 for an associate database. The goodwill recognized in this transaction is not deductible for tax purposes. The associate database is amortized over four years, the non-compete agreement over three years and customer relationships over two and a half years. An analysis of the purchase price paid in August 2006 for the remaining 20% ownership interest in Nordic Spring will be completed during fiscal 2007.

The Company recorded $355,000 and $99,000 for the years ended May 31, 2006 and 2005, respectively, as the minority interest in the operating results of Nordic Spring; these amounts are included in the Company’s “selling, general and administrative expenses” in the respective Consolidated Statements of Income and the related liabilities in “other liabilities” in the Consolidated Balance Sheets as of May 31, 2006 and 2005, respectively.

4.	Property and Equipment

Property and equipment consist of the following at May 31 (in thousands):

	2006	2005
Building and land	$9,339	$—
Computers and equipment	11,117	9,186
Leasehold improvements	9,327	3,352
Furniture	5,417	2,784

	35,200	15,322
Less accumulated depreciation and amortization	(8,475)	(6,495)

	$26,725	$8,827

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Intangible Assets and Goodwill

The following table presents detail of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of May 31, 2006			As of May 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-4 years)	$5,010	$(3,771)	$1,239	$5,010	$(2,480)	$2,530
Associate and customer database (1-5 years)	1,759	(1,301)	458	1,759	(1,089)	670
Non-compete agreements (1-4 years)	802	(730)	72	802	(673)	129
Developed technology (3 years)	520	(490)	30	520	(310)	210
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,173	$(6,292)	$1,881	$8,173	$(4,552)	$3,621

Goodwill (indefinite life)	$84,904	$(4,617)	$80,287	$84,630	$(4,617)	$80,013

The Company recorded amortization expense for the years ended May 31, 2006, 2005 and 2004 of $1,740,000, $1,743,000 and $1,716,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2007, 2008 and 2009 is $1,381,000, $382,000 and $36,000 respectively. Amortization will cease during fiscal 2009.

The following is a roll forward of the Company’s goodwill balance (in thousands):

	Gross	Accumulated Amortization	Net
Goodwill, as of May 31, 2005	$84,630	$(4,617)	$80,013
Acquisitions	265	—	265
Impact of foreign currency exchange rate changes	9	—	9

Goodwill, as of May 31, 2006	$84,904	$(4,617)	$80,287

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations for the years ended May 31 (in thousands):

	2006	2005	2004
Current
Federal	$29,462	$29,292	$13,517
State	7,115	6,374	2,900
Foreign	3,946	1,427	167

	40,523	37,093	16,584

Deferred
Federal	(197)	209	258
State	(51)	52	62
Foreign	(877)	1,376	(106)

	(1,125)	1,637	214

	$39,398	$38,730	$16,798

The components of the provision for deferred income taxes are as follows for the years ended May 31 (in thousands):

	2006	2005	2004
Allowance for doubtful accounts	$91	$(816)	$(350)
Property and equipment	(85)	200	23
Goodwill and non-compete agreement	1,039	1,833	1,296
Accrued liabilities	(1,368)	(762)	(432)
Foreign items	(877)	1,376	(106)
Net operating losses	40	31	—
State taxes	35	(225)	(217)

Net deferred income tax provision	$(1,125)	$1,637	$214

Income before provision for income taxes are as follows for the years ended May 31 (in thousands):

	2006	2005	2004
Domestic	$90,374	$88,825	$39,526
Foreign	9,621	5,961	1,606

	$99,995	$94,786	$41,132

The provision for income taxes from operations differs from the amount that would result from applying the federal statutory rate as follows for the years ended May 31:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6%	4.4%	4.7%

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005	2004
Other, net	(0.2)%	1.5%	1.1%

Effective tax rate	39.4%	40.9%	40.8%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax liability consist of the following as of May 31 (in thousands):

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$2,099	$2,190
Accrued compensation	3,172	2,307
Accrued expenses	786	283
Net operating losses	10	50
Foreign items	1,257	380
State taxes	581	616

	7,905	5,826

Deferred tax liabilities:
Property and equipment	(216)	(301)
Goodwill and non-compete agreement	(9,215)	(8,176)

	(9,431)	(8,477)

Net deferred tax liability	$(1,526)	$(2,651)

The Company had income tax receivables and liabilities of $346,000 and ($1,955,000) as of May 31, 2006 and 2005, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $7,384,000 and $5,150,000 for the years ended May 31, 2006 and 2005, respectively. Such benefit is reflected as additional paid-in capital.

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured for the deferred tax assets, management believes that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $8,074,000 from the Company’s foreign subsidiaries as of May 31, 2006 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

The Company has foreign net operating loss carryforwards of $4,162,000, of which $128,000 will expire in 2016 and the remaining amount can be carried forward indefinitely.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the policyIQ acquisition, the Company acquired net operating loss carryforwards. At May 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $22,000 and $68,000, respectively, which will begin to expire in 2023. Utilization of net operating loss carryforwards are subject to the “change of ownership” provisions under Section 382 of the Internal Revenue Code. The amount of such annual limitation is approximately $89,000.

The Katrina Emergency Tax Relief Act of 2005 and Gulf Opportunity Zone Act of 2005 provided a temporary incentive for companies conducting business within designated zones by allowing an employee retention credit for wages paid during defined periods of inoperability. The Company reduced the current Federal tax expense by using approximately $130,000 of employment retention credits.

7.	Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following as of May 31 (in thousands):

	2006	2005
Accrued salaries and related obligations	$20,019	$16,425
Accrued bonuses	19,776	16,843
Accrued vacation	9,588	5,745

	$49,383	$39,013

8.	Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of May 31, 2006, the Company had $2.7 million available under the terms of the Credit Agreement as Bank of America has issued $300,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement as of May 31, 2006.

9.	Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U. S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 4%, 6% and 6% of revenue for the years ended May 31, 2006, 2005 and 2004, respectively.

10.	Stockholders’ Equity

On February 8, 2005, the board of directors approved a two-for-one split of its common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on February 18, 2005 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on March 1, 2005. Earnings per share and all option related information for all prior periods presented have been restated in the accompanying financial statements to reflect this split.

In October 2002, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of our common stock on the open market. During the years ended May 31, 2006 and 2005, the Company repurchased approximately 685,000 and 255,000 shares of common stock, respectively, on the open market for a total of approximately $18.1 million and $5.0 million, respectively. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

On October 15, 2004, the Company held its annual meeting of stockholders. At that meeting, the stockholders approved an increase in the Company’s number of authorized shares of common stock from 35,000,000 to 70,000,000 with a $0.01 par value. At May 31, 2006 and 2005, there were 48,278,000 and 47,404,000 shares outstanding of common stock, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding at May 31, 2006 and 2005.

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

During fiscal 2004, pursuant to the terms of the 1998 Employee Stock Purchase Plan, the Company reacquired 13,000 shares of its common stock from former employees. No shares were reacquired in fiscal 2006 or 2005. None of the shares reacquired in 2004 have subsequently been resold. Pursuant to the 1998 Employee Stock Purchase Plan, the Company resold 75,000 shares of common stock in fiscal 2001 for an aggregate purchase price of approximately $513,000 to certain employees and consultants of the Company, of which $164,000 was financed by the Company in exchange for promissory notes from the employees, bearing interest at 4.0% with annual aggregate principal payments of approximately $55,000 through June 30, 2003. The notes were repaid during fiscal 2004.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Benefit Plan

The Company established a defined contribution 401(k) plan (“the plan”) on April 1, 1999, which covers all employees who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 31, 2006, 2005 and 2004, the Company contributed approximately $2.5 million, $1.5 million and $900,000 respectively, to the plan.

12.	Supplemental Disclosure of Cash Flow Information

For the years ended May 31 (in thousands):

	2006	2005	2004
Income taxes paid	$35,723	$29,605	$8,506
Non-cash investing and financing activities:
Deferred stock compensation	$—	$—	$(14)
Acquisition of Nordic Spring (2005):
Issuance of common stock	$—	$719	$—
Issuance of restricted stock	$599	$—	$—

13.	Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 31, 2006, the Company had operating leases, primarily for office premises, expiring at various dates through April, 2014. At May 31, 2006, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

Years Ending May 31:	Operating Leases	Purchase Obligations
2007	$13,886	$1,833
2008	13,173	900
2009	11,968	—
2010	11,190	—
2011	9,242	—
Thereafter	14,678	—

Total	$74,137	$2,733

Rent expense for the years ended May 31, 2006, 2005 and 2004 totaled $9,990,000, $8,489,000 and $7,049,000, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company also leases approximately 32,900 square feet to independent third parties of the 56,000 square foot office building purchased in Irvine, California in October 2005. The Company expects to transition its corporate office and domestic service center to the new location during fiscal 2007; the Company has operating lease agreements with independent third parties expiring through September 2010. Rental income from such third party leases is $564,000, $564,000, $322,000, $209,000 and $62,000 in fiscal 2007, 2008, 2009, 2010 and 2011, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

The Company entered into a new employment agreement in fiscal 2004 with its Chief Executive Officer. This agreement is effective through 2009. It provides Mr. Murray with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, the respective terms of which extend through 2007. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 4,000,000 shares, plus (2) the number of shares available for additional award grant purposes under the Prior Plan immediately prior to the Board approval of the Plan on September 3, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of September 3, 2004 which expire, or for any other reason are cancelled or terminated, after that date without being exercised or vested. Accordingly, on September 3, 2004, approximately 4,385,000 shares (4,000,000 shares plus the 385,000 shares that were carried-over from the Prior Plan) were available for award grant purposes under the Plan, subject to future increases as described above as awards outstanding under the Prior Plan are cancelled, forfeited or otherwise terminate without having been exercised or become vested, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) shall not be less than the fair market value of the shares of the Company’s stock on the date

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan become exercisable generally over periods of one to five years and expire within a period of not more than ten years from the date of grant.

For both the Plan and the Prior Plan: there were 3,480,000 options exercisable at May 31, 2006 at a weighted average exercise price of $12.63 per share, 2,970,000 options exercisable at May 31, 2005 at a weighted average exercise price of $10.37 per share and 1,988,000 options exercisable at May 31, 2004 at a weighted average exercise price of $8.12 per share.

A summary of the option activity under the Plan and the Prior Plan follows. All prior year amounts have been restated to reflect the stock split discussed in Note 10-Stockholders’ Equity (number of shares under option in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price
Options outstanding at May 31, 2003	7,514	$8.62
Granted, at fair market value	4,126	$14.35
Exercised	(2,068)	$6.75
Forfeited	(1,090)	$10.84

Options outstanding at May 31, 2004	8,482	$11.56
Granted, at fair market value	1,855	$23.46
Exercised	(1,080)	$8.20
Forfeited	(634)	$13.91

Options outstanding at May 31, 2005	8,623	$14.37
Granted, at fair market value	2,056	$26.95
Exercised	(1,365)	$11.32
Forfeited	(441)	$18.91

Options outstanding at May 31, 2006	8,873	$17.52

The following table summarizes significant option groups outstanding as of May 31, 2006 and related weighted average price and life information (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at May 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable at May 31, 2006	Weighted Average Exercise Price
$1.50 to $ 2.50	387	$1.97	3.78	387	$1.97
$6.00 to $ 9.24	1,019	$8.05	5.83	732	$8.23
$10.17 to $12.72	1,267	$12.00	6.71	622	$12.00
$13.78 to $14.33	1,189	$14.15	6.57	734	$14.29
$15.38 to $23.49	1,955	$17.48	8.07	687	$16.51
$24.46 to $29.27	3,056	$26.28	9.31	318	$24.79

	8,873	$17.52	7.64	3,480	$12.63

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended May 31, 2006, 2005 and 2004, the Company recorded compensation expense related to restricted stock and option grants to employees of $120,000, $16,000 and $120,000, respectively. The compensation expense related to the restricted stock, which vests over five years, is based upon the fair market value of the stock at the date of grant. The option grant compensation expense represented the difference between the deemed fair market value of the common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant.

Employee Stock Purchase Plan

In October 2000, the Company’s board of directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lesser of 85% of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 169,000, 141,000 and 139,000 shares of common stock pursuant to this plan during the years ended May 31, 2006, 2005 and 2004, respectively (stated on a post-stock split basis). There are 1,585,000 shares of common stock unissued as of May 31, 2006.

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

From December 1998 through February 1999, 11,260,000 awards were granted and exercised pursuant to the Purchase Plan at a price of $0.01 per share. During the year ended May 31, 2001, repurchased unvested shares of common stock were sold to eligible employees for $4.00 per share pursuant to the terms of the 1998 Restricted Stock Purchase Plan. The amount of unearned compensation recognized for stock re-sold under the Purchase Plan was $152,000 and $178,000 for the years ended May 31, 2005 and 2004, respectively. The balance related to the unearned compensation was fully amortized during fiscal 2005. The Company does not anticipate granting any additional awards under the Purchase Plan.

15.	Segment Information and Enterprise Reporting

No single customer accounted for more than 4%, 6% and 6% of revenue for the years ended May 31, 2006, 2005 and 2004, respectively.

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1-Description of the Company and its Business to the financial statements on

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this Annual Report on Form 10-K. Summarized information regarding the Company’s domestic and international operations is shown in the following table for the years ended May 31, 2006, 2005 and 2004. Amounts are stated in thousands:

	Revenue for the Years Ended May 31,			Long-Lived Assets as of May 31, (1)
	2006	2005	2004	2006	2005
United States	$499,915	$435,167	$265,262	$23,789	$7,311
The Netherlands	62,923	54,434	43,847	865	782
Other	71,005	48,035	19,224	2,071	734

Total	$633,843	$537,636	$328,333	$26,725	$8,827

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive	Officers and Directors

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

Reference is made to the information regarding directors appearing under the caption “ELECTION OF DIRECTORS,” to the information regarding executive officers under the caption “EXECUTIVE OFFICERS,” to the information appearing under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and to the information under the caption “AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE REPORT” and “PERFORMANCE GRAPH,” in each case, in the Company’s proxy statement related to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table highlights the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,872,697	$17.52	3,091,660	(1)
Equity compensation plans not approved by security holders (2)	—	—	—

(1)

Includes 1,585,000 shares available for issuance under the Company’s Employee Stock Purchase Plan. The amount does not include 308,000 shares available for restricted stock awards under the Company’s 1998

Employee Stock Purchase Plan since we do not intend to grant any further awards pursuant to the 1998 Employee Stock Purchase Plan.
(2)	The Company does not have any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the proxy statement related to the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under the caption “FEES” in the proxy statement related to the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2006 and 2005

Consolidated Statements of Income for each of the three years in the period ended May 31, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended May 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended May 31,

2006

Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts.

Schedule I, III, IV and V have been omitted as they are not applicable.

      3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

4.2	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.4	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.5	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.12	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).

10.16	Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.17	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.18	Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.19	Employment Agreement, dated April 1, 2004, between Resources Connection, Inc. and Donald B. Murray. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.20	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

Exhibit Number	Description of Document
10.21	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.22	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.23	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.24	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).

10.25	Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).

10.26	Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).

10.27	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).

10.28	Text of offer letter, dated April 14, 2005 between Anthony Cherbak and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filing of July 15, 2005).

10.29	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Rule 1350 Certification of Chief Executive Officer.*

32.2	Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto
Chief Financial Officer
DATE	August 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD B. MURRAY Donald B. Murray	Chief Executive Officer, President and Director (Principal Executive Officer)	August 8, 2006

/S/ STEPHEN J. GIUSTO Stephen J. Giusto	Chief Financial Officer, Executive Vice President of Corporate Development, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	August 8, 2006

/S/ KAREN M. FERGUSON Karen M. Ferguson	Executive Vice President and Director	August 8, 2006

/S/ THOMAS CHRISTOPOUL Thomas Christopoul	Director	August 8, 2006

/S/ NEIL DIMICK Neil Dimick	Director	August 8, 2006

/S/ JULIE HILL Julie Hill	Director	August 8, 2006

/S/ A. ROBERT PISANO A. Robert Pisano	Director	August 8, 2006

/S/ JOLENE SYKES SARKIS Jolene Sykes Sarkis	Director	August 8, 2006

RESOURCES CONNECTION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
Allowance for Doubtful Accounts for the Years Ended May 31:
2004	$2,388,000	$1,910,000	$(1,036,000)	$3,262,000
2005	$3,262,000	$2,555,000	$(549,000)	$5,268,000
2006	$5,268,000	$865,000	$(967,000)	$5,166,000