Form 10-Q
period 2006-08-31
RESOURCES CONNECTION INC
filed 2006-10-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

As of September 29, 2006, 48,058,665 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except par value per share)

	August 31, 2006	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$68,929	$88,439
Short-term investments	45,000	37,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,168 and $5,166 as of August 31, 2006 and May 31, 2006, respectively	93,388	90,720
Prepaid expenses and other current assets	4,452	4,921
Deferred income taxes	6,648	6,648

Total current assets	218,417	227,728
U.S. Government agency securities	58,000	60,000
Goodwill	83,349	80,287
Intangible assets, net	1,463	1,881
Property and equipment, net	27,790	26,725
Deferred income taxes	1,781	1,257
Other assets	860	733

Total assets	$391,660	$398,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,826	$14,472
Accrued salaries and related obligations	31,242	49,383
Income taxes payable and other liabilities	10,784	2,759

Total current liabilities	55,852	66,614
Other long-term liabilities	3,311	5,130
Deferred income taxes	9,163	9,431

Total liabilities	68,326	81,175

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 140,000 shares authorized; 49,766 and 49,527 shares issued; and 47,917 and 48,278 outstanding as of August 31, 2006 and May 31, 2006, respectively	498	495
Additional paid-in capital	160,563	152,066
Deferred stock compensation	—	(479)
Accumulated other comprehensive gain	982	884
Retained earnings	198,814	187,863
Treasury stock at cost, 1,849 and 1,249 shares at August 31, 2006 and May 31, 2006, respectively	(37,523)	(23,393)

Total stockholders’ equity	323,334	317,436

Total liabilities and stockholders’ equity	$391,660	$398,611

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	August 31,
	2006	2005
Revenue	$165,107	$149,588
Direct cost of services, primarily payroll and related taxes for professional services employees	99,919	90,650

Gross profit	65,188	58,938
Selling, general and administrative expenses	44,798	34,092
Amortization of intangible assets	418	435
Depreciation expense	1,356	492

Income from operations	18,616	23,919
Interest income	1,909	972

Income before provision for income taxes	20,525	24,891
Provision for income taxes	9,574	9,832

Net income	$10,951	$15,059

Net income per common share:
Basic	$0.23	$0.32

Diluted	$0.22	$0.29

Weighted average common shares outstanding:
Basic	48,143	47,724

Diluted	49,775	51,434

The Consolidated Statement of Income for the three months ended August 31, 2006 reflects the adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” effective with the Company’s first quarter of fiscal 2007. The adoption of this standard resulted in an increase in selling, general and administrative expenses of $4.7 million and a decrease in the provision for income taxes of $516,000. There were no corresponding amounts recognized in the Consolidated Statement of Income for the three months ended August 31, 2005 (see notes 1 and 9 to the financial statements).

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

Three Months Ended August 31, 2006
COMMON STOCK—SHARES:
Balance at beginning of period	49,527
Exercise of stock options	120
Issuance of common stock under Employee Stock Purchase Plan	119

Balance at end of period	49,766

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$495
Exercise of stock options	2
Issuance of common stock under Employee Stock Purchase Plan	1

Balance at end of period	$498

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$152,066
Exercise of stock options	1,329
Stock-based compensation expense related to employee stock options and employee stock purchases	4,701
Tax benefit from employee stock option plans	415
Reclassification of deferred compensation	(479)
Issuance of common stock under Employee Stock Purchase Plan	2,531

Balance at end of period	$160,563

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(479)
Reclassification of deferred compensation	479

Balance at end of period	$—

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$884
Translation adjustments	98

Balance at end of period	$982

RETAINED EARNINGS:
Balance at beginning of period	$187,863
Net income	10,951

Balance at end of period	$198,814

TREASURY STOCK—SHARES:
Balance at beginning of period	(1,249)
Repurchase of shares	(600)

Balance at end of period	(1,849)

TREASURY STOCK—COST:
Balance at beginning of period	$(23,393)
Repurchase of shares	(14,130)

Balance at end of period	$(37,523)

COMPREHENSIVE INCOME:
Net income	$10,951
Translation adjustments	98

Total comprehensive income	$11,049

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,951	$15,059
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,774	927
Stock-based compensation expense related to employee stock options and employee stock purchases	4,701	—
Excess tax benefits from stock-based compensation	(415)
Amortization of deferred stock compensation	—	30
Bad debt expense	—	684
Deferred income taxes provision (benefit)	(507)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,592)	(3,192)
Prepaid expenses and other current assets	396	2
Income taxes	7,243	4,637
Other assets	(182)	(873)
Accounts payable and accrued expenses	(3,685)	(3,290)
Accrued salaries and related obligations	(17,891)	(14,802)
Other liabilities	(988)	580

Net cash used in operating activities	(1,195)	(238)

Cash flows from investing activities:
Redemption of long-term investments	—	5,000
Purchase of long-term investments	(13,000)	(15,000)
Redemption of short-term investments	7,000	17,000
Purchase of short-term investments	—	(30,000)
Purchases of property and equipment	(2,425)	(1,394)

Net cash used in investing activities	(8,425)	(24,394)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,331	6,065
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,532	1,350
Repurchase of common stock	(14,130)	—
Excess tax benefits from stock-based compensation	415	—

Net cash (used in) provided by financing activities	(9,852)	7,415

Effect of exchange rate changes on cash	(38)	132

Net decrease in cash and cash equivalents	(19,510)	(17,085)
Cash and cash equivalents at beginning of period	88,439	38,741

Cash and cash equivalents at end of period	$68,929	$21,656

The accompanying notes are an integral part of these financial statements.

ITEM 1.	(CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 31, 2006 and 2005

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries. The Company provides clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management, legal services and internal audit and risk assessment on a project basis. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Mexico and Europe. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the first quarter of fiscal 2007 and 2006, each consisting of 13 weeks, were August 26, 2006 and August 27, 2005, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or August 31, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of the financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

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

All held-to-maturity securities have remaining maturity dates greater than one year. To secure a higher interest rate on its investment in government bonds, the $58.0 million in investments classified as long-term as of August 31, 2006 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan, to be based on estimated fair values. Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company has applied the provisions of SAB 107 in adopting SFAS 123 (R).

The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In accordance with the modified prospective method, the Company’s previously issued financial statements have not been restated to reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) and included in selling, general and administrative expenses for the three months ended August 31, 2006 was $4.7 million; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases and issuance of restricted stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended August 31, 2005.

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (four years under the Company’s 2004 Performance Incentive Plan). Under both SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 123 (R), the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. Under the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. SFAS 123 (R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes stock-based compensation expense on a straight-line basis.

See Note 9 – Stock Based Compensation Plans for further information.

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

3. Stockholders’ Equity

In October 2002, the board of directors approved a stock repurchase program, authorizing the repurchase of up to 3.0 million shares of our common stock. During the first quarter of fiscal 2007, the Company purchased 600,000 shares of our common stock at an average price of $23.55 per share for a total of approximately $14.1 million. In August 2006, the Board of Directors added the condition that the total expenditure for the remaining 1,460,389 shares of common stock authorized for repurchase not exceed $60.0 million.

4. Net Income Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in accordance with SFAS No. 128, “Earnings Per Share.” This pronouncement establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the three months ended August 31, 2006 and 2005 (in thousands, except per share amounts):

	Three months ended August 31,
	2006	2005
Net income	$10,951	$15,059

Basic:
Weighted average shares	48,143	47,724

Diluted:
Weighted average shares	48,143	47,724
Potentially dilutive shares	1,632	3,710

Total dilutive shares	49,775	51,434

Net income per share:
Basic	$0.23	$0.32
Diluted	$0.22	$0.29

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 3,381,000 and 205,000 shares for the three months ended August 31, 2006 and 2005, respectively.

5. Acquisition

On August 27, 2004, the Company acquired approximately 80% of the shares of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $4.6 million. The Company purchased the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price was dependent upon Nordic Spring’s operating income (before interest and depreciation) during the Company’s 2006 fiscal year and is payable 50% in cash and 50% in the Company’s common stock. The purchase price of $3.0 million is recorded in “Accounts Payable and Accrued Expenses” as the payment of the purchase price of $1.5 million of cash and issuance of $1.5 million of the Company’s common stock will be completed in the second quarter of fiscal 2007. The Company will issue 65,170 shares of its common stock as a component of the purchase price consideration.

6. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives, related accumulated amortization and goodwill (amounts in thousands):

	As of August 31, 2006			As of May 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$5,010	$(4,092)	$918	$5,010	$(3,771)	$1,239
Associate and customer database (1 – 5 years)	1,759	(1,354)	405	1,759	(1,301)	458
Non-compete agreements (1 – 4 years)	802	(744)	58	802	(730)	72
Developed technology (3 years)	520	(520)	—	520	(490)	30
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,173	$(6,710)	$1,463	$8,173	$(6,292)	$1,881

Goodwill (indefinite life)	$87,966	$(4,617)	$83,349	$84,904	$(4,617)	$80,287

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

The Company recorded amortization expense of $418,000 and $435,000 for the three months ended August 31, 2006 and 2005, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2007, 2008 and 2009 is $1,381,000, $382,000 and $36,000, respectively. Amortization of the existing intangible assets of the Company will be complete as of the end of fiscal 2009. The change in the balance of goodwill is the result of the purchase of the remaining 20% of the shares of Nordic Spring and the translation of goodwill balances of our non-U.S. based operations at the exchange rate effective at the end of the quarterly period.

7. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 1-Description of the Company and its Business of the Company’s 2006 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the three months ended August 31,		Long-Lived Assets as of
	2006	2005	August 31, 2006(1)	May 31, 2006(1)
United States	$128,198	$116,505	$24,916	$23,789
The Netherlands	15,689	15,117	379	865
Other	21,220	17,966	2,495	2,071

Total	$165,107	$149,588	$27,790	$26,725

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements.

8. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

9. Stock Based Compensation Plans

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 4,000,000 shares, plus (2) the number of shares available for additional award grant purposes under the Prior Plan immediately prior to the Board approval of the Plan on September 3, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of September 3, 2004 which expire, or for any other reason are cancelled or terminated, after that date without being exercised or vested. Accordingly, on September 3, 2004, approximately 4,385,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”) shall not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan become exercisable generally over periods of one to four years and expire within a period of not more than ten years from the date of grant.

A summary of the option activity under the Plan and the Prior Plan follows (amounts in thousands except weighted average exercise price):

	Options Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price
Options outstanding at May 31, 2005	3,122	8,623	$14.37
Granted, at fair market value	(2,056)	2,056	$26.95
Exercised	—	(1,365)	$11.32
Forfeited	441	(441)	$18.91

Options outstanding at May 31, 2006	1,507	8,873	$17.52
Granted, at fair market value	(161)	161	$24.80
Exercised	—	(120)	$11.06
Forfeited	81	(81)	$23.76

Options outstanding at August 31, 2006	1,427	8,833	$17.69

The following table summarizes significant option groups outstanding as of August 31, 2006 and related weighted average exercise price and life information (number of options and intrinsic value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.50 to $ 2.50	376	$1.95	3.52	$8,057	376	$1.95	3.52	$8,057
$6.00 to $ 9.24	994	$8.05	5.58	$31,372	707	$8.23	5.30	$26,845
$10.17 to $12.72	1,203	$12.02	6.47	$13,698	775	$12.03	6.25	$8,804
$13.78 to $14.33	1,171	$14.15	6.33	$10,830	724	$14.29	5.74	$6,597
$15.38 to $23.49	1,937	$17.49	7.82	$11,472	754	$17.05	7.71	$4,795
$24.46 to $29.27	3,152	$26.20	9.10	$—	315	$24.80	8.47	$—

	8,833	$17.69	7.44	$75,429	3,651	$12.85	6.16	$55,098

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $23.40 as of August 25, 2006 (the last actual trading day of our first quarter of fiscal 2007), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value to stock options exercised during the three months ended August 31, 2006 and 2005 was $1.5 million and $9.5 million, respectively. The total estimated fair value of shares vested during the three months ended August 31, 2006 and 2005 was $2.2 million and $2.4 million, respectively.

Employee Stock Purchase Plan

In October 2000, the Company’s board of directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lesser of 85% of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 119,000 and 169,000 shares of common stock pursuant to this plan for the three months ended August 31, 2006 and the year ended May 31, 2006, respectively. There are 1,466,000 shares of common stock available for issuance under the ESPP as of August 31, 2006.

Valuation and Expense Information under SFAS 123 (R)

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three months ended August 31, 2006 included compensation expense for stock options granted, restricted stock issued and employee stock purchases related to the ESPP prior to, but not yet vested as of, May 31, 2006.

The following table summarizes the impact of the adoption of SFAS 123 (R) during the first quarter of fiscal 2007 (in thousands, except per share amounts):

Three months ended August 31, 2006
Income before income taxes	$(4,701)

Net income	(4,185)

Net income per share:
Basic	$(0.09)

Diluted	$(0.08)

The weighted average estimated fair value per share of employee stock options granted during the three months ended August 31, 2006 was $13.41 using the Black-Scholes model with the following assumptions:

Three months ended August 31, 2006
Expected volatility	48.5%
Risk-free interest rate	4.86%-5.11%
Expected dividends	0.0%
Expected life	6.25 years

As of August 31, 2006, there was $37.6 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 33 months.

SFAS 123 (R) requires that excess tax benefits be recognized as an increase to additional paid-in capital and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. The Company calculated the amount of eligible excess tax benefits that are available on the adoption date to offset future tax shortfalls in accordance with the long-form method described in paragraph 81 of SFAS 123 (R).

SFAS 123 (R) requires that the Company recognize compensation expense for only the portion of restricted stock and restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted under SFAS 123. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

SFAS 123 (R) no longer requires the recognition of deferred compensation upon the grant of restricted stock. On June 1, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123 (R) was reduced to zero with a corresponding decrease to “Additional Paid-in Capital”. In addition, SFAS 123 (R) requires the Company to reflect, in its Statement of Cash Flows, the tax savings resulting from tax deductions in excess of expense recognized in its Statement of Income as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Provision for Income Taxes under SFAS 123 (R)

The Company’s provision for income taxes decreased from $9.8 million for the three months ended August 31, 2005 to $9.6 million for the three months ended August 31, 2006. The effective tax rate was 46.6% for the first quarter of fiscal 2007 and 39.5% for the first quarter of fiscal 2006. The Company’s effective tax rate increased by 6.6% in the first quarter of fiscal 2007 as a result of the Company’s adoption of SFAS 123 (R). Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the Company’s Employee Stock Purchase Plan if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to be volatile for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with incentive stock options fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company did recognize a benefit of approximately $500,000 related to stock-based compensation for nonqualified stock options expensed during the first quarter of fiscal 2007.

Pro Forma Information under SFAS 123 for Period Prior to Fiscal 2007

The table below reflects pro forma net income and pro forma net income per share for the three months ended August 31, 2005 as if the Company had recognized compensation cost at the date of grant using the fair value method (in thousands, except per share amounts):

Three months ended August 31, 2005
Net income, as reported	$15,059
Stock-based employee compensation expense, net of related tax effects	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(429)

Pro forma net income	$14,648

Net income per share:
Basic-as reported	$0.32

Basic-pro forma	$0.31

Diluted-as reported	$0.29

Diluted-pro forma	$0.29

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2006: expected volatility of 50.0%; risk-free interest rate of 3.8%; no expected dividends; and expected lives of 5 years.

10. Supplemental cash flow information

The Statement of Cash Flows for the three months ended August 31, 2006 does not include the accrual of the cash component for the purchase of the remaining 20% of the outstanding shares of Nordic Spring of $1.5 million in the “net cash used in investing activities” caption. This liability, accrued in the caption “Accounts Payable and Accrued Expenses” in the Company’s Balance Sheet as of August 31, 2006, will be distributed in the second quarter of fiscal 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2006 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

Fiscal Year	Number of United States Offices Opened	Number of International Operations Opened	Service Line Established

1997	Nine		Finance and accounting

1998	Nine

1999	Ten		Information management

2000	Four	Three	Human resources management

2001	Nine	One

2002	Two

2003	Six	One	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic

2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal

2006	Three	Two opened via acquisition; eight organic

2007	One	Three opened and one consolidation closure

During the first quarter of fiscal 2007, we continued to expand our international presence, opening practices in Montreal, Canada; Nagoya, Japan; and Tijuana, Mexico. We also closed the Den Haag office in the Netherlands, consolidating its operations with another office. In the United States, we opened an office in Glenview, Illinois. As of August 31, 2006, we served our clients through 53 offices in the United States and 28 offices abroad.

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

Income taxes—In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated

Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense. If the ultimate tax liability is different than the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results.

Revenue recognition—We generally charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international operations are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process.

Stock-based Compensation—Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or, under our Employee Stock Purchase Plan, may make employee stock purchases. Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three months ended August 31, 2006 included compensation expense for stock options granted prior to, but not yet vested as of May 31, 2006. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during prior periods.

The adoption of SFAS 123 (R) requires that the Company estimate the fair value of employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in the application of SFAS 123 (R) in future periods, the compensation expense recorded under SFAS 123 (R) may differ materially from the amount recorded in the current period.

The weighted average estimated fair value per share of employee stock options granted during the three months ended August 31, 2006 was $13.41 using the Black-Scholes model with the following assumptions:

Three months ended August 31, 2006
Expected volatility	48.5%
Risk-free interest rate	4.86%-5.11%
Expected dividends	0.0%
Expected life	6.25 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “vanilla option” term for measuring the expected life of stock option grants during the first quarter of fiscal 2007; under this option, a stock option grant with a 10 year contractual life and four year vesting would have an expected life of 6.25 years. The Company is permitted to use this method of estimating the expected life of stock option grants through December 2007.

Also as permitted under SAB No. 107, the Company has used its historical volatility to estimate the expected volatility of the price of its common stock.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $15.5 million, or 10.4%, to $165.1 million for the three months ended August 31, 2006 from $149.6 million for the three months ended August 31, 2005. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current quarter compared to the prior year quarter. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service lines experienced growth in the first quarter of fiscal 2007 compared to fiscal 2006’s first quarter (except for the RAS service line). Though we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have provided during the first two years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.

Average bill rates improved by 5.3% compared to the prior year average bill rate. The increase in revenue is also reflective of the increase in the number of associates on assignment from 2,630 at the end of the first quarter of fiscal 2006 to 2,883 at the end of the first quarter of fiscal 2007. We operated 81 and 68 offices in the first quarters of fiscal 2007 and fiscal 2006, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for the domestic United States offices improved 10.0% or $11.7 million from $116.5 million for the three months ended August 31, 2005 to $128.2 million for the three months ended August 31, 2006. Revenue for the Dutch practice improved 4.0% or $600,000, from $15.1 million for the three months ended August 31, 2005 to $15.7 million for the three months ended August 31, 2006. The other international offices’ revenue grew 17.8% or $3.2 million, from $18.0 million for the three months ended August 31, 2005 to $21.2 million for the three months ended August 31, 2006. The increase in revenue for the international practices was partially caused by changes in the values of the U.S. dollar relative to the currencies in our international operations. On a constant currency basis, revenue in the international practices would have been approximately $1.1 million less in the current quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Direct Cost of Services. Direct cost of services increased $9.2 million, or 10.1%, to $99.9 million for the three months ended August 31, 2006 from $90.7 million for the three months ended August 31, 2005. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 5.0% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.5% and 60.6% for the three months ended August 31, 2006 and 2005, respectively. The direct cost of services percentage decreased slightly between the two quarters because the volume of client reimbursable expenses (primarily for associate travel) was lower in the fiscal 2007 quarter offset by an increase in compensation related benefits.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) increased as a percentage of revenue from 22.8% for the quarter ended August 31, 2005 to 27.1% for the quarter ended August 31, 2006. S, G &A increased $10.7 million, or 31.3%, to $44.8 million for the three months ended August 31, 2006 from $34.1 million for the three months ended August 31, 2005. The increase in S, G & A was partially caused by the adoption in the first quarter of fiscal 2007 of the fair value recognition provisions of SFAS 123 (R). Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. Under SFAS 123 (R), the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. The estimated fair value determined is recognized as expense over the service period for options that are expected to vest (the Company’s stock options vest over four years). As a result of the implementation of SFAS 123 (R), the Company recognized non-cash stock-based compensation expense of $4.7 million in the first quarter of fiscal 2007. There was no corresponding amount recorded in the first quarter of fiscal 2006.

In addition to the increase caused by the adoption of SFAS 123 (R), compensation and related benefit expenses increased as the Company hired additional personnel to support and position the larger organization for potential future revenue growth. Management and administrative headcount grew from 619 at the end of the first quarter of fiscal 2006 to 767 at the end of the first quarter of fiscal 2007. Other increases in the 2007 fiscal first quarter compared to the first quarter of fiscal 2006 were: occupancy and related costs from relocated, expanded or new offices and bonus expense as a result of the Company’s improved revenue results. These increases were partially offset by the reduced provision for doubtful accounts during the first quarter of fiscal 2007 compared to fiscal 2006.

Amortization and Depreciation Expense. Amortization of intangible assets decreased slightly to $418,000 in the first quarter of fiscal 2007 compared to $435,000 in the prior year’s first quarter. The Company has not completed an analysis of the allocation of goodwill related to its purchase during the fourth quarter of fiscal 2006 of a practice with offices in Bangalore and Mumbai, India or of the purchase of the remaining 20% of the stock of Nordic Spring in Sweden in the first quarter of fiscal 2007. The Company will consider a number of factors in performing this valuation, including a valuation of identifiable intangible assets but does not expect such a valuation to cause a material change in amortization. Pending completion of these reviews, amortization is expected to be $1,381,000 in fiscal 2007.

Depreciation expense increased from $492,000 for the three months ended August 31, 2005 to $1.4 million for the three months ended August 31, 2006. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since August 2005, and investments in the Company’s new operating system and other information technology. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California for approximately $9.3 million. The Company expects to transition its corporate office and domestic service center to the new location during fiscal 2007. As the Company completes the implementation of its information technology system, makes improvements to the new office building in anticipation of the corporate relocation and invests in expanded or new office space for existing offices, it is expected that the Company’s depreciation expense will increase.

Interest Income. During the first quarter of fiscal 2007, interest income was $1.9 million compared to interest income of $972,000 in the quarter ended August 31, 2005. The increase in interest income is a combination of a higher average cash balance available for investment in the first quarter of fiscal 2007 and the improved interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of August 31, 2006, the Company has $45.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $58.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds, classified as long-term investments, mature through July 2008 and have coupon rates ranging from 4.4% to 5.7%. These investments have been classified in the August 31, 2006 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes decreased from $9.8 million for the three months ended August 31, 2005 to $9.6 million for the three months ended August 31, 2006. The effective tax rate was 46.6% for the first quarter of fiscal 2007 and 39.5% for the first quarter of fiscal 2006. The Company’s effective tax rate increased by 6.6% in the first quarter of fiscal 2007 as a result of the Company’s adoption of SFAS 123 (R). Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the Company’s Employee Stock Purchase Plan if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to be volatile for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with incentive stock options fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company did recognize a benefit of approximately $500,000 related to stock-based compensation for nonqualified stock options expensed during the first quarter of fiscal 2007. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

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

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of August 31, 2006, the Company had $2.7 million available under the terms of the Credit Agreement as Bank of America has issued $300,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.

Net cash used in operating activities was $1.2 million for the three months ended August 31, 2006 compared to $238,000 for the three months ended August 31, 2005. Cash provided by operations in the first quarter of fiscal 2007 resulted from the net income of the Company of $11.0 million, adjusted for non-cash items of $5.6 million, offset by net cash used for changes in operating assets and liabilities of $17.7 million. In the first quarter of fiscal 2006, cash used in operations resulted from net income of the Company of $15.1 million, adjusted for non-cash items of $1.6 million, offset by net cash used for changes in operating assets and liabilities of $16.9 million. The Company’s prior year annual bonus amounts are paid in the first quarter of the next fiscal year. Non-cash items increased in the first quarter of fiscal 2007 as a result of the Company’s adoption of the accounting required in SFAS 123 (R) to expense stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. The Company had $68.9 million of cash and cash equivalents, $45.0 million of short-term investments and $58.0 million of United States government agency securities as of August 31, 2006.

Net cash used in investing activities totaled $8.4 million for the first three months of fiscal 2007 compared to $24.4 million in the first three months of fiscal 2006. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments, resulted in a net use of $6 million in the first quarter of fiscal 2007 compared to $23 million in the first quarter of fiscal 2006. In addition, the Company spent approximately $2.4 million on property and equipment in the first three months of fiscal 2007, compared to $1.4 million in the fiscal 2006 period.

Net cash used in financing activities totaled $9.9 million for the three months ended August 31, 2006, compared to net cash provided of $7.4 million for the three months ended August 31, 2005. The primary driver of the change was the Company’s repurchase during the first quarter of fiscal 2007 of 600,000 shares of its common stock at an average price of $23.55 per share for approximately $14.1 million. There were no purchases of the Company’s common stock in the corresponding period of fiscal 2006. There was also a decline in the first quarter of fiscal 2007 of $3.6 million compared to the first quarter of fiscal 2006 in the amount of cash received from stock option exercises and purchases of common stock through the ESPP.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the first quarter of fiscal 2007, we had approximately $171.9 million of cash, highly liquid short-term investments and long-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.

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

For the quarter ended August 31, 2006, approximately 22% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Ninety percent (90%) of our balances of cash, short-term investments and long-term investments as of August 31, 2006 were denominated in U.S. dollars. The remaining 10% was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong Dollars or Swedish Krona. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gain (loss).

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of first quarter of fiscal 2007, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

We have historically used stock options as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”) during this first quarter of fiscal 2007, the future use of stock options and other stock-based awards to attract and retain employees could become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees.

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

Beginning with this first quarter of fiscal 2007 we are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

Effective as of the beginning of this first quarter of fiscal 2007, we are required to adopt SFAS 123 (R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2007, our operating results will contain a charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of SFAS 123 (R) generally requires the use of an option-pricing model to determine the estimated fair value of share-based payment awards. This determination of estimated fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the estimated fair value of our employee stock options. Although the estimated fair value of employee stock options is determined in accordance with SFAS 123 (R) and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
May 28, 2006 to June 24, 2006	—	—	—	2,060,389
June 25, 2006 to July 22, 2006	500,000	$23.57	500,000	1,560,389
July 23, 2006, to August 26, 2006	100,000	$23.46	100,000	1,460,389

Total May 28, 2006 to August 26, 2006	600,000	$23.55	600,000

(1)	On October 14, 2002, the Company approved a stock repurchase program, authorizing the repurchase, at the direction of the Company’s senior officers, of up to 3.0 million shares of our common stock. On August 3, 2006, the Company’s board of directors reaffirmed the Company’s previously announced program and added the condition that the total authorized expenditure for the remaining 1,460,389 shares of common stock not exceed $60.0 million.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 5, 2006	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: October 5, 2006	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer, Executive Vice
President of Corporate Development and Secretary
(Principal Financial Officer)