Form 10-Q
period 2006-11-30
RESOURCES CONNECTION INC
filed 2007-01-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of December 28, 2006, 48,469,919 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except par value per share)

	November 30, 2006	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$100,213	$88,439
Short-term investments	49,000	37,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,061 and $5,166 as of November 30, 2006 and May 31, 2006, respectively	105,391	90,720
Prepaid expenses and other current assets	4,721	4,921
Deferred income taxes	6,648	6,648

Total current assets	265,973	227,728
U.S. Government agency securities	50,000	60,000
Goodwill	83,323	80,287
Intangible assets, net	1,119	1,881
Property and equipment, net	28,529	26,725
Deferred income taxes	2,761	1,257
Other assets	845	733

Total assets	$432,550	$398,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,346	$14,472
Accrued salaries and related obligations	47,187	49,383
Income taxes payable and other liabilities	7,254	2,759

Total current liabilities	67,787	66,614
Other long-term liabilities	4,156	5,130
Deferred income taxes	9,400	9,431

Total liabilities	81,343	81,175

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 140,000 shares authorized; 49,865 and 49,527 shares issued; and 48,371 and 48,278 outstanding as of November 30, 2006 and May 31, 2006, respectively	499	495
Additional paid-in capital	172,146	152,066
Deferred stock compensation	—	(479)
Accumulated other comprehensive gain	1,362	884
Retained earnings	213,471	187,863
Treasury stock at cost, 1,494 and 1,249 shares at November 30, 2006 and May 31, 2006, respectively	(36,271)	(23,393)

Total stockholders’ equity	351,207	317,436

Total liabilities and stockholders’ equity	$432,550	$398,611

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Revenue	$182,804	$158,138	$347,911	$307,726
Direct cost of services, primarily payroll and related taxes for professional services employees	110,152	95,171	210,071	185,821

Gross profit	72,652	62,967	137,840	121,905
Selling, general and administrative expenses	46,658	36,826	91,456	70,918
Amortization of intangible assets	344	435	762	870
Depreciation expense	1,444	545	2,800	1,037

Income from operations	24,206	25,161	42,822	49,080
Interest income	2,013	1,114	3,922	2,086

Income before provision for income taxes	26,219	26,275	46,744	51,166
Provision for income taxes	11,562	10,250	21,136	20,082

Net income	$14,657	$16,025	$25,608	$31,084

Net income per common share:
Basic	$0.30	$0.33	$0.53	$0.65

Diluted	$0.29	$0.31	$0.51	$0.60

Weighted average common shares outstanding:
Basic	48,123	48,084	48,133	47,892

Diluted	50,470	52,034	50,123	51,722

The Consolidated Statements of Income for the three and six months ended November 30, 2006 reflect the adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” effective with the Company’s first quarter of fiscal 2007. The adoption of this standard resulted in an increase in selling, general and administrative expenses of $4.7 million and $9.4 million and a decrease in the provision for income taxes of $790,000 and $1.3 million for the three and six months ended November 30, 2006, respectively. There were no corresponding amounts recognized in the Consolidated Statements of Income for the three and six months ended November 30, 2005 (see notes 1 and 9 to the financial statements).

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

Six Months Ended November 30, 2006
COMMON STOCK—SHARES:
Balance at beginning of period	49,527
Exercise of stock options	509
Issuance of common stock under Employee Stock Purchase Plan	119
Cancellation of treasury stock	(290)

Balance at end of period	49,865

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$495
Exercise of stock options	5
Issuance of common stock under Employee Stock Purchase Plan	1
Cancellation of treasury stock	(2)

Balance at end of period	$499

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$152,066
Exercise of stock options	5,952
Stock-based compensation expense related to employee stock options and employee stock purchases	9,363
Tax benefit from employee stock option plans	2,443
Reclassification of deferred stock compensation	(479)
Issuance of common stock under Employee Stock Purchase Plan	2,531
Issuance of treasury stock for Nordic Spring transaction	572
Cancellation of treasury stock	(302)

Balance at end of period	$172,146

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(479)
Reclassification of deferred stock compensation	479

Balance at end of period	$—

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$884
Translation adjustments	478

Balance at end of period	$1,362

RETAINED EARNINGS:
Balance at beginning of period	$187,863
Net income	25,608

Balance at end of period	$213,471

TREASURY STOCK—SHARES:
Balance at beginning of period	(1,249)
Repurchase of shares	(600)
Issuance of treasury stock for Nordic Spring transaction	65
Cancellation of treasury stock	290

Balance at end of period	(1,494)

TREASURY STOCK—COST:
Balance at beginning of period	$(23,393)
Repurchase of shares	(14,130)
Issuance of treasury stock for Nordic Spring transaction	948
Cancellation of treasury stock	304

Balance at end of period	$(36,271)

COMPREHENSIVE INCOME:
Net income	$25,608
Translation adjustments	478

Total comprehensive income	$26,086

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net income	$25,608	$31,084
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	3,562	1,907
Stock-based compensation expense related to employee stock options and employee stock purchases	9,363	—
Excess tax benefits from stock-based compensation	(1,209)
Amortization of deferred stock compensation	—	60
Bad debt expense	184	684
Deferred income tax benefit	(1,535)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(14,410)	(9,061)
Prepaid expenses and other current assets	120	(225)
Income taxes payable	6,130	782
Other assets	(132)	977
Accounts payable and accrued expenses	(1,234)	(2,661)
Accrued salaries and related obligations	(2,080)	195
Other liabilities	(210)	410

Net cash provided by operating activities	24,157	24,152

Cash flows from investing activities:
Redemption of long-term investments	12,000	11,000
Purchase of long-term investments	(32,000)	(30,000)
Redemption of short-term investments	18,000	57,000
Purchase of short-term investments	—	(30,000)
Cash used to complete Nordic Spring transaction	(1,488)	—
Purchases of property and equipment	(4,599)	(12,598)

Net cash used in investing activities	(8,087)	(4,598)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,957	7,012
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,532	1,350
Repurchase of common stock	(14,130)	—
Excess tax benefits from stock-based compensation	1,209	—

Net cash (used in) provided by financing activities	(4,432)	8,362

Effect of exchange rate changes on cash	136	(1,596)

Net increase in cash and cash equivalents	11,774	26,320
Cash and cash equivalents at beginning of period	88,439	38,741

Cash and cash equivalents at end of period	$100,213	$65,061

The accompanying notes are an integral part of these financial statements.

ITEM 1. (CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended November 30, 2006 and 2005

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the second quarter of fiscal 2007 and 2006, each consisting of 13 weeks, were November 25, 2006 and November 26, 2005, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

All held-to-maturity securities have remaining maturity dates greater than one year. To secure a higher interest rate on the Company’s investment in government bonds, the $50.0 million in investments classified as long-term as of November 30, 2006 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan, to be based on estimated fair values. Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company has applied the provisions of SAB 107 in adopting SFAS 123 (R).

The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In accordance with the modified prospective method, the Company’s previously issued financial statements have not been restated to reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) and included in selling, general and administrative expenses for the three and six months ended November 30, 2006 was $4.7 million and $9.4 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s Employee Stock Purchase Plan and issuance of restricted stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended November 30, 2005.

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

Sales Taxes Withheld from Clients

Certain states in the United States and countries throughout the world impose sales tax or value-added taxes on our services. These taxes are treated on a “net basis”: that is, they are excluded from our revenues and are included as a part of “Accounts Payable and Accrued Expenses” in our balance sheet until they are remitted to the applicable taxing authority.

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

The following table summarizes the calculation of net income per share for the three and six months ended November 30, 2006 and 2005 (in thousands, except per share amounts):

	Three months ended November 30,		Six months ended November 30,
	2006	2005	2006	2005
Net income	$14,657	$16,025	$25,608	$31,084

Basic:
Weighted average shares	48,123	48,084	48,133	47,892

Diluted:
Weighted average shares	48,123	48,084	48,133	47,892
Potentially dilutive shares	2,347	3,950	1,990	3,830

Total dilutive shares	50,470	52,034	50,123	51,722

Net income per share:
Basic	$0.30	$0.33	$0.53	$0.65
Diluted	$0.29	$0.31	$0.51	$0.60

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 3,388,000 and 136,000 potential common shares for the three months ended November 30, 2006 and 2005, respectively and 3,385,000 and 170,000 potential common shares for the six months ended November 30, 2006 and 2005, respectively.

5. Acquisition

On August 27, 2004, the Company acquired approximately 80% of the shares of Nordic Spring Management Consulting AB (“Nordic Spring”) of Stockholm, Sweden for $4.6 million. The Company purchased the remaining 20% of the shares of Nordic Spring in the first quarter of fiscal 2007. The purchase price of $3.0 million was based on Nordic Spring’s operating income (before interest and depreciation) during the Company’s 2006 fiscal year, and was paid 50% in cash and 50% in the Company’s common stock (65,170 shares).

In accordance with SFAS No. 141, “Business Combinations”, the Company will allocate the purchase price of the remaining 20% of the shares of Nordic Spring based on the fair value of the assets acquired and liabilities assumed. As of November 30, 2006, the $3.0 million purchase price has been allocated entirely to goodwill, pending completion of the Company’s valuation study. The Company will consider a number of factors in performing this valuation, including a valuation of the identifiable intangible assets.

6. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives, related accumulated amortization and goodwill (amounts in thousands):

	As of November 30, 2006			As of May 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$5,010	$(4,368)	$642	$5,010	$(3,771)	$1,239
Associate and customer database (1 – 5 years)	1,759	(1,407)	352	1,759	(1,301)	458
Non-compete agreements (1 – 4 years)	802	(759)	43	802	(730)	72
Developed technology (3 years)	520	(520)	—	520	(490)	30
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,173	$(7,054)	$1,119	$8,173	$(6,292)	$1,881

Goodwill (indefinite life)	$87,940	$(4,617)	$83,323	$84,904	$(4,617)	$80,287

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

The Company recorded amortization expense of $344,000 and $435,000 for the three months ended November 30, 2006 and 2005, respectively and $762,000 and $870,000 for the six months ended November 30, 2006 and 2005, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2007, 2008 and 2009 is $1,381,000, $382,000 and $36,000, respectively. The amount of future amortization will increase when the Company completes its review of the allocation of the purchase price for the remaining 20% of shares of Nordic Spring; however, the additional amortization expense will not be significant. Amortization of the Company’s existing intangible assets with finite lives will be complete as of the end of fiscal 2009. The change in the balance of goodwill is the result of the purchase of the remaining 20% of the shares of Nordic Spring and the translation of goodwill balances of our non-U.S. based operations at the exchange rate effective at the end of the quarterly period.

7. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies of the Company’s 2006 Annual Report on Form 10-K. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the three months ended November 30,		Revenue for the six months ended November 30,		Long-Lived Assets as of
	2006	2005	2006	2005	November 30, 2006(1)	May 31, 2006(1)
United States	$138,965	$125,012	$267,163	$241,517	$25,618	$23,789
The Netherlands	18,365	15,169	34,054	30,286	275	865
Other	25,474	17,957	46,694	35,923	2,636	2,071

Total	$182,804	$158,138	$347,911	$307,726	$28,529	$26,725

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements.

8. Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation”. This EITF requires that Company’s disclose how they report, within their financial statements, taxes assessed by a governmental authority that involve a specific revenue producing transaction between a seller and a customer. These types of taxes may include, but are not limited to, sales, use, value added and excise taxes. These taxes collected from customers may be presented either on a gross basis (that is, included in revenue and cost of services) or on a net basis (excluded from revenue and cost of services but included as a liability in the balance sheet until the tax has been remitted to the appropriate governmental authority). The Company has adopted EITF Issue No. 06-03 effective in this second quarter of fiscal 2007, disclosing that it accounts for such taxes on a net basis.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the beginning of our 2008 fiscal year. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position or results of operations.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 4,000,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised; plus (4) 1,500,000 shares that were approved as an amendment to the Plan on October 19, 2006. As of November 30, 2006, 3,053,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISO”) and nonqualified stock options (“NQSO”) shall not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISO, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan become exercisable over periods of one to four years and expire not more than ten years from the date of grant. Beginning with grants in fiscal 2007, the Company intends to grant NQSO to employees in the United States.

A summary of the option activity under the Plan and the Prior Plan follows (amounts in thousands except weighted average exercise price):

	Options Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price
Options outstanding at May 31, 2005	3,122	8,623	$14.37
Granted, at fair market value	(2,056)	2,056	$26.95
Exercised	—	(1,365)	$11.32
Forfeited	441	(441)	$18.91

Options outstanding at May 31, 2006	1,507	8,873	$17.52
Granted, at fair market value	(230)	230	$25.51
Additional options available for grant	1,500	—	—
Exercised	—	(509)	$11.71
Forfeited	276	(276)	$20.58

Options outstanding at November 30, 2006	3,053	8,318	$18.00

The following table summarizes significant option groups outstanding as of November 30, 2006 and related weighted average exercise price and life information (number of options and intrinsic value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.50 to $ 2.50	359	$1.93	3.26	$9,923	359	$1.93	3.26	$9,923
$6.00 to $ 9.24	853	$8.14	5.34	$18,302	705	$8.10	5.16	$15,155
$10.17 to $12.72	1,054	$12.01	6.20	$18,548	730	$12.06	6.02	$12,799
$13.78 to $14.33	1,106	$14.15	6.09	$17,088	678	$14.29	5.49	$10,381
$15.38 to $23.49	1,820	$17.46	7.57	$22,094	712	$17.13	7.47	$8,876
$24.46 to $29.27	3,126	$26.22	8.88	$10,560	326	$25.18	8.29	$1,441

	8,318	$18.00	7.26	$96,515	3,510	$12.91	5.96	$58,575

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $29.60 as of November 24, 2006 (the last actual trading day of our second quarter of fiscal 2007), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the three months ended November 30, 2006 and 2005 was $6.3 million and $2.0 million, respectively. The total estimated fair value of shares vested during the three months ended November 30, 2006 and 2005 was $1.7 million and $1.5 million, respectively.

Employee Stock Purchase Plan

In October 2000, the Company’s Board of Directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 119,000 and 169,000 shares of common stock pursuant to this plan for the six months ended November 30, 2006 and the year ended May 31, 2006, respectively. There are 1,466,000 shares of common stock available for issuance under the ESPP as of November 30, 2006.

Valuation and Expense Information under SFAS 123 (R)

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three and six months ended November 30, 2006 included compensation expense for stock options granted, restricted stock issued and employee stock purchases related to the ESPP prior to, but not yet vested as of, May 31, 2006.

The following table summarizes the impact of the adoption of SFAS 123 (R) (in thousands, except per share amounts):

	Three months ended November 30, 2006	Six months ended November 30, 2006
Income before income taxes	$(4,662)	$(9,363)

Net income	(3,872)	(8,057)

Net income per share:
Basic	$(0.08)	$(0.17)

Diluted	$(0.08)	$(0.16)

The weighted average estimated fair value per share of employee stock options granted during the three and six months ended November 30, 2006 was $14.46 and $13.72, respectively, using the Black-Scholes model with the following assumptions:

	Three months ended November 30, 2006	Six months ended November 30, 2006
Expected volatility	48.0%	48.0%-48.5%
Risk-free interest rate	4.57%	4.57%-5.11%
Expected dividends	0.0%	0.0%
Expected life	6.25 years	6.25 years

As of November 30, 2006, there was $34.2 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 31 months.

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

Provision for Income Taxes under SFAS 123 (R)

The provision for income taxes increased from $10.3 million for the three months ended November 30, 2005 to $11.6 million for the three months ended November 30, 2006. The effective tax rate was 44.1% for the second quarter of fiscal 2007 and 39.0% for the second quarter of fiscal 2006. As a result of the Company’s adoption of SFAS 123 (R), the Company’s projected effective tax rate increased by 4.1 percentage points in the second quarter of fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain ISO grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the Company’s ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to be volatile for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $790,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2007.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

The table below reflects pro forma net income and pro forma net income per share for the three and six months ended November 30, 2005 as if the Company had recognized compensation cost at the date of grant using the fair value method (in thousands, except per share amounts):

	Three months ended November 30, 2005	Six months ended November 30, 2005
Net income, as reported	$16,025	$31,084
Stock-based employee compensation expense, net of related tax effects	18	36
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,624)	(5,053)

Pro forma net income	$11,419	$26,067

Net income per share:
Basic-as reported	$0.33	$0.65

Basic-pro forma	$0.24	$0.54

Diluted-as reported	$0.31	$0.60

Diluted-pro forma	$0.22	$0.52

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2006: expected volatility of 50.0%; risk-free interest rate of 3.8% to 4.3%; no expected dividends; and expected lives of 6.25 years.

10. Supplemental cash flow information

The Statement of Cash Flows for the six months ended November 30, 2006 does not include under the caption “cash flows from investing activities” the non-cash issuance of 65,170 shares of the Company’s common stock, representing 50% of the $3.0 million purchase price for the remaining 20% of the outstanding shares of Nordic Spring.

The Statement of Cash Flows for the six months ended November 30, 2006 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 289,538 shares of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan that was approved by shareholders during the second quarter of fiscal 2007, the Company was no longer able to reissue these shares at a future date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2006 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global is an international professional services firm that provides experienced finance and accounting, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) finance and accounting, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as change management and compensation program design and implementation; 4) internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing; and 6) legal services providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

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

Fiscal Year	Number of United States Offices Opened	Number of International Operations Opened	Service Line Established

1997	Nine		Finance and accounting

1998	Nine

1999	Ten		Information management

2000	Four	Three	Human resources management

2001	Nine	One

2002	Two

2003	Six	One	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic

2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal

2006	Three	Two opened via acquisition; eight organic

2007	One	Four opened and one consolidation closure

During the second quarter of fiscal 2007, we continued to expand our international presence, opening a practice in Edinburgh, Scotland. As of November 30, 2006, we served our clients through 53 offices in the United States and 29 offices abroad.

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

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the current accounting standard, our goodwill and certain other intangible assets are not subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and these adjustments may materially affect the Company’s future financial results.

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

Stock-based Compensation—Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or, under our Employee Stock Purchase Plan (“ESPP”), may make employee stock purchases. Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three and six months ended November 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of May 31, 2006. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during prior periods.

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

The weighted average estimated fair value per share of employee stock options granted during the three months ended November 30, 2006 was $14.46 using the Black-Scholes model with the following assumptions:

Three months ended November 30, 2006
Expected volatility	48.0%
Risk-free interest rate	4.57%
Expected dividends	0.0%
Expected life	6.25 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history of not paying dividends and our expectation that we will not pay dividends in the future. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “vanilla option” term for measuring the expected life of stock option grants during the first six months of fiscal 2007; under this option, a stock option grant with a 10 year contractual life and four year vesting would have an expected life of 6.25 years. The Company is permitted to use this method of estimating the expected life of stock option grants through December 2007. Also as permitted under SAB No. 107, the Company has used its historical volatility to estimate the expected volatility of the price of its common stock.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $24.7 million, or 15.6%, to $182.8 million for the three months ended November 30, 2006 from $158.1 million for the three months ended November 30, 2005. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current quarter compared to the prior year quarter. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service lines experienced growth in the second quarter of fiscal 2007 compared to fiscal 2006’s second quarter (except for the RAS service line). Though we believe we have improved the awareness of our service offerings with clients and prospective clients in part because of assistance we have provided during the initial years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal control services.

Average bill rates improved by 7.4% compared to the prior year average bill rate. The increase in revenue is also reflective of the increase in the number of associates on assignment from 2,882 at the end of the second quarter of fiscal 2006 to 3,195 at the end of the second quarter of fiscal 2007. We operated 82 and 72 offices in the first six months of fiscal 2007 and fiscal 2006, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for the United States offices improved 11.2% or $14.0 million from $125.0 million for the three months ended November 30, 2005 to $139.0 million for the three months ended November 30, 2006. Revenue for the Dutch practice improved 21.1% or $3.2 million, from $15.2 million for the three months ended November 30, 2005 to $18.4 million for the three months ended November 30, 2006. The other international offices’ revenue grew 41.7% or $7.5 million, from $18.0 million for the three months ended November 30, 2005 to $25.5 million for the three months ended November 30, 2006. The increase in revenue for the international practices was partially attributable to changes in the value of the U.S. dollar relative to the currencies of our international operations. These currency fluctuations increased revenue by approximately $1.8 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.

Direct Cost of Services. Direct cost of services increased $15.0 million, or 15.8%, to $110.2 million for the three months ended November 30, 2006 from $95.2 million for the three months ended November 30, 2005. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.7% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.3% and 60.2% for the three months ended November 30, 2006 and 2005, respectively. The direct cost of services percentage increased slightly between the two quarters because of a slight increase in the ratio of direct payroll cost to hourly revenue.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) increased as a percentage of revenue from 23.3% for the quarter ended November 30, 2005 to 25.5% for the quarter ended November 30, 2006. S, G &A increased $9.9 million, or 26.9%, to $46.7 million for the three months ended November 30, 2006 from $36.8 million for the three months ended November 30, 2005. The increase in S, G & A was primarily caused by the adoption in the first quarter of fiscal 2007 of the fair value recognition provisions of SFAS 123 (R). Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. Under SFAS 123 (R), the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. The estimated fair value determined is recognized as expense over the service period for options that are expected to vest (the Company’s stock options vest over four years). As a result of the implementation of SFAS 123 (R), the Company recognized non-cash stock-based compensation expense of $4.7 million for the three months ended November 30, 2006. There was no corresponding amount recorded during the three months ended November 30, 2005.

In addition to the increase caused by the adoption of SFAS 123 (R), compensation and related benefit expenses increased as the Company hired additional personnel to support and position the Company for potential future revenue growth. Management and administrative headcount grew from 647 at the end of the second quarter of fiscal 2006 to 766 at the end of the second quarter of fiscal 2007. Other increases in the 2007 fiscal second quarter compared to the second quarter of fiscal 2006 were: an increase in spending for advertising, as the Company launched a new branding campaign in various United States and international business periodicals; occupancy and related costs from relocated, expanded or new offices; and bonus expense as a result of the Company’s improved revenue results.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $344,000 in the second quarter of fiscal 2007 compared to $435,000 in the prior year’s second quarter. The Company has not completed an analysis of the allocation of goodwill related to its purchase during the fourth quarter of fiscal 2006 of a practice with offices in Bangalore and Mumbai, India or of the purchase of the remaining 20% of the stock of Nordic Spring in Sweden in the first quarter of fiscal 2007. The Company will consider a number of factors in performing this valuation, including a valuation of identifiable intangible assets but does not expect such a valuation to cause a material change in amortization. Pending completion of these reviews, amortization is expected to be $1,381,000 in fiscal 2007.

Depreciation expense increased from $545,000 for the three months ended November 30, 2005 to $1.4 million for the three months ended November 30, 2006. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since November 2005, and investments in the Company’s new operating system and other information technology. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California for approximately $9.3 million. The Company expects to transition its corporate office and domestic service center to the new location during fiscal 2007. As the Company completes the implementation of its information technology system, makes improvements to the new office building in anticipation of the corporate relocation and invests in expanded or new office space for existing offices, it is expected that the Company’s depreciation expense will increase.

Interest Income. During the second quarter of fiscal 2007, interest income was $2.0 million compared to interest income of $1.1 million in the quarter ended November 30, 2005. The increase in interest income is a combination of a higher average cash balance available for investment in the second quarter of fiscal 2007 and the improved interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of November 30, 2006, the Company also has $49.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date, which are classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $50.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. These bonds, classified as long-term investments, mature through October 2008, have coupon rates ranging from 4.9% to 5.5% and have also been classified in the November 30, 2006 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $10.3 million for the three months ended November 30, 2005 to $11.6 million for the three months ended November 30, 2006. The effective tax rate was 44.1% for the second quarter of fiscal 2007 and 39.0% for the second quarter of fiscal 2006. As a result of the Company’s adoption of SFAS 123 (R), the Company’s projected effective tax rate increased by 4.1 percentage points in the second quarter of fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to be volatile for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $790,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2007. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Six Months Ended November 30, 2006 Compared to Six Months Ended November 30, 2005

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $40.2 million, or 13.1%, to $347.9 million for the six months ended November 30, 2006 from $307.7 million for the six months ended November 30, 2005. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour.

Average bill rates improved by 6.4% compared to the prior year average bill rate. The increase in revenue is also reflective of the increase in the number of associates on assignment from 2,882 at the end of the second quarter of fiscal 2006 to 3,195 at the end of the second quarter of fiscal 2007. We operated 82 and 72 offices in the first six months of fiscal 2007 and fiscal 2006, respectively.

Revenue for the United States offices improved 10.6% or $25.7 million from $241.5 million for the six months ended November 30, 2005 to $267.2 million for the six months ended November 30, 2006. Revenue for the Dutch practice improved 12.5% or $3.8 million, from $30.3 million for the six months ended November 30, 2005 to $34.1 million for the six months ended November 30, 2006. The other international offices’ revenue grew 30.1% or $10.8 million, from $35.9 million for the six months ended November 30, 2005 to $46.7 million for the six months ended November 30, 2006. The increase in revenue for the international practices was partially attributable to changes in the value of the U.S. dollar relative to the currencies of our international operations. These currency fluctuations increased revenue by approximately $2.9 million in the first half of fiscal 2007 compared to the first half of fiscal 2006.

Direct Cost of Services. Direct cost of services increased $24.3 million, or 13.1%, to $210.1 million for the six months ended November 30, 2006 from $185.8 million for the six months ended November 30, 2005. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 6.4% year-over-year. The direct cost of services percentage was 60.4% for both the six months ended November 30, 2006 and 2005.

Selling, General and Administrative Expenses. S, G & A increased as a percentage of revenue from 23.0% for the six months ended November 30, 2005 to 26.3% for the six months ended November 30, 2006. S, G &A increased $20.6 million, or 29.1%, to $91.5 million for the six months ended November 30, 2006 from $70.9 million for the six months ended November 30, 2005. The increase in S, G & A was partially caused by the adoption in the first quarter of fiscal 2007 of the fair value recognition provisions of SFAS 123 (R). Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. Under SFAS 123 (R), the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. The estimated fair value determined is recognized as expense over the service period for options that are expected to vest (the Company’s stock options vest over four years). As a result of the implementation of SFAS 123 (R), the Company recognized non-cash stock-based compensation expense of $9.4 million in the first six months of fiscal 2007. There was no corresponding amount recorded in the first six months of fiscal 2006.

In addition to the increase caused by the adoption of SFAS 123 (R), compensation and related benefit expenses increased as the Company hired additional personnel to support and position the Company for potential future revenue growth. Management and administrative headcount grew from 647 at the end of the second quarter of fiscal 2006 to 766 at the end of the second quarter of fiscal 2007. Other increases in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 were: occupancy and related costs from relocated, expanded or new offices; bonus expense as a result of the Company’s improved revenue results; and an increase in spending for advertising, as the Company launched a new branding campaign in various United States and international business periodicals.

Amortization and Depreciation Expense. Amortization of intangible assets decreased slightly to $762,000 in the first six months of fiscal 2007 compared to $870,000 in the prior year’s first six months, as amortization on some of the Company’s identifiable intangible assets was complete.

Depreciation expense increased from $1.0 million for the six months ended November 30, 2005 to $2.8 million for the six months ended November 30, 2006. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2005, and investments in the Company’s new operating system and other information technology.

Interest Income. During the first six months of fiscal 2007, interest income was $3.9 million compared to interest income of $2.1 million in the six months ended November 30, 2005. The increase in interest income is a combination of a higher average cash balance available for investment in the first six months of fiscal 2007 and the improved interest rates available year over year.

Income Taxes. The provision for income taxes increased from $20.1 million for the six months ended November 30, 2005 to $21.1 million for the six months ended November 30, 2006. The effective tax rate was 45.2% for the first six months of fiscal 2007 and 39.3% for the first six months of fiscal 2006. As a result of the Company’s adoption of SFAS 123 (R), the Company’s projected effective tax rate increased by 5.2 percentage points in the first six months of fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to be volatile for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.3 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first six months of fiscal 2007.

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

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of November 30, 2006, the Company had $2.7 million available under the terms of the Credit Agreement as Bank of America has issued $300,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $24.2 million for the six months ended November 30, 2006 compared to $24.2 million for the six months ended November 30, 2005. Cash provided by operations in the first six months of fiscal 2007 resulted from the net income of the Company of $25.6 million, adjusted for non-cash items of $10.4 million, offset by net cash used for changes in operating assets and liabilities of $11.8 million. In the first six months of fiscal 2006, cash provided by operations resulted from net income of the Company of $31.1 million, adjusted for non-cash items of $2.7 million, offset by net cash used for changes in operating assets and liabilities of $9.6 million. Non-cash items increased in the first six months of fiscal 2007 as a result of the Company’s adoption of the accounting required in SFAS 123 (R) to expense stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of November 30, 2006, the Company had $100.2 million of cash and cash equivalents, $49.0 million of short-term United States government agency bonds and $50.0 million of long-term United States government agency bonds.

Net cash used in investing activities totaled $8.1 million for the first six months of fiscal 2007 compared to $4.6 million in the first six months of fiscal 2006. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments, resulted in a net use of $2.0 million in the first six months of fiscal 2007 compared to a net increase of $8.0 million in the first six months of fiscal 2006. In addition, the Company spent approximately $4.6 million on property and equipment in the first six months of fiscal 2007, compared to $12.6 million in the first six months of fiscal 2006. The Company also settled its liability for the purchase of the remaining shares of Nordic Spring for $1.5 million in fiscal 2007.

Net cash used in financing activities totaled $4.4 million for the six months ended November 30, 2006, compared to net cash provided of $8.4 million for the six months ended November 30, 2005. The primary cause of the change was the Company’s repurchase during the first quarter of fiscal 2007 of 600,000 shares of its common stock at an average price of $23.55 per share for approximately $14.1 million. Cash received from stock option exercises and purchases of common stock through the ESPP was $8.5 million in the first six months of fiscal 2007 compared to $8.4 million in the corresponding period of fiscal 2006.

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

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation”. This EITF requires that Company’s disclose how they report, within their financial statements, taxes assessed by a governmental authority that involve a specific revenue producing transaction between a seller and a customer. These types of taxes may include, but are not limited to, sales, use, value added and excise taxes. These taxes collected from customers may be presented either on a gross basis (that is, included in revenue and cost of services) or on a net basis (excluded from revenue and cost of services but included as a liability in the balance sheet until the tax has been remitted to the appropriate governmental authority). The Company has adopted EITF Issue No. 06-03 effective in this second quarter of fiscal 2007, disclosing that it accounts for such taxes on a net basis.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the beginning of our 2008 fiscal year. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the second quarter of fiscal 2007, we had approximately $199.2 million of cash, highly liquid short-term investments and long-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.

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

For the quarter ended November 30, 2006, approximately 24% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Ninety percent (90%) of our balances of cash, short-term investments and long-term investments as of November 30, 2006 were denominated in U.S. dollars. The remaining 10% was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong Dollars, Swedish Krona or Japanese Yen. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gain (loss).

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of second quarter of fiscal 2007, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have historically used stock (via our ESPP) and stock options as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”) during the first quarter of fiscal 2007, the future use of stock options and other stock-based awards to attract and retain employees could become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002, but revenue has increased in each subsequent fiscal year. However, there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of growth during fiscal 2004 and 2005 was caused by clients’ demands related to compliance with certain sections of Sarbanes. As initial demand for Sarbanes related services slows, our ability to successfully grow our business will depend upon a number of factors, including our ability to:

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

The Company’s Board of Directors has adopted a stockholder rights plan, which is described further in Note 10— Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in our Report on Form 10-K for the fiscal year ended May 31, 2006. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our Board of Directors.

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

Beginning with the first quarter of fiscal 2007, we were required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

Effective as of the beginning of the first quarter of fiscal 2007, we were required to adopt SFAS 123 (R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2007, our operating results contain a charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of SFAS 123 (R) generally requires the use of an option-pricing model to determine the estimated fair value of share-based payment awards. This determination of estimated fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the estimated fair value of our employee stock options. Although the estimated fair value of employee stock options is determined in accordance with SFAS 123 (R) and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On October 19, 2006, the Company held its annual meeting of stockholders. The following matters were presented to stockholders for ratification:

1. The election of three directors. The vote for each director was as follows:

Nominee	Shares For	Shares Withheld
Donald B. Murray	47,048,052	1,086,719
A. Robert Pisano	46,075,951	2,058,820
Thomas D. Christopoul	47,710,037	424,734

The continuing directors, whose terms of office did not expire at the meeting, are Neil Dimick, Karen M. Ferguson, Stephen J. Giusto, Robert F. Kistinger and Jolene Sykes Sarkis. (1)

2.	The approval of a proposal to amend the Resources Connection 2004 Performance Incentive Plan to increase the number of shares available for award grants by 1,500,000.

Shares For	Against	Abstain
36,904,117	6,923,797	76,407

3.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

Shares For	Against	Abstain
48,073,585	53,332	7,853

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits

10.20	Resources Connection, Inc. 2004 Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1) Julie Hill resigned as a director of the Company in December 2006. The resulting vacancy has not yet been filled.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 4, 2007	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: January 4, 2007	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer, Executive Vice
President of Corporate Development and Secretary
(Principal Financial Officer)