Form 10-Q
period 2007-02-28
RESOURCES CONNECTION INC
filed 2007-04-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

As of March 30, 2007, 49,021,673 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except par value per share)

	February 28, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$111,643	$88,439
Short-term investments	55,000	37,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,051 and $5,166 as of February 28, 2007 and May 31, 2006, respectively	107,751	90,720
Prepaid expenses and other current assets	4,802	4,921
Deferred income taxes	6,648	6,648

Total current assets	285,844	227,728
U.S. Government agency securities	56,000	60,000
Goodwill	83,346	80,287
Intangible assets, net	801	1,881
Property and equipment, net	32,218	26,725
Deferred income taxes	3,648	1,257
Other assets	895	733

Total assets	$462,752	$398,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,375	$14,472
Accrued salaries and related obligations	42,695	49,383
Income taxes payable and other liabilities	7,024	2,759

Total current liabilities	67,094	66,614
Other long-term liabilities	5,418	5,130
Deferred income taxes	9,479	9,431

Total liabilities	81,991	81,175

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 50,482 and 49,527 shares issued; and 48,988 and 48,278 outstanding as of February 28, 2007 and May 31, 2006, respectively	505	495
Additional paid-in capital	188,168	152,066
Deferred stock compensation	—	(479)
Accumulated other comprehensive gain	1,789	884
Retained earnings	226,570	187,863
Treasury stock at cost, 1,494 and 1,249 shares at February 28, 2007 and May 31, 2006, respectively	(36,271)	(23,393)

Total stockholders’ equity	380,761	317,436

Total liabilities and stockholders’ equity	$462,752	$398,611

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Revenue	$187,464	$160,255	$535,375	$467,981
Direct cost of services, primarily payroll and related taxes for professional services employees	115,938	99,225	326,009	285,046

Gross profit	71,526	61,030	209,366	182,935
Selling, general and administrative expenses	48,577	38,392	140,033	109,310
Amortization of intangible assets	318	435	1,080	1,305
Depreciation expense	1,563	887	4,363	1,924

Income from operations	21,068	21,316	63,890	70,396
Interest income	2,401	1,347	6,323	3,433

Income before provision for income taxes	23,469	22,663	70,213	73,829
Provision for income taxes	10,370	8,895	31,506	28,977

Net income	$13,099	$13,768	$38,707	$44,852

Net income per common share:
Basic	$0.27	$0.29	$0.80	$0.93

Diluted	$0.26	$0.27	$0.77	$0.87

Weighted average common shares outstanding:
Basic	48,658	48,259	48,312	48,014

Diluted	51,087	51,893	50,565	51,779

The Consolidated Statements of Income for the three and nine months ended February 28, 2007 reflect the adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” effective with the Company’s first quarter of fiscal 2007. The adoption of this standard resulted in an increase in selling, general and administrative expenses of $5.0 million and $14.4 million and a decrease in the provision for income taxes of $1.0 million and $2.3 million for the three and nine months ended February 28, 2007, respectively. There were no corresponding amounts recognized in the Consolidated Statements of Income for the three and nine months ended February 28, 2006 (see notes 2 and 9 to the financial statements).

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

Nine Months Ended February 28, 2007
COMMON STOCK—SHARES:
Balance at beginning of period	49,527
Exercise of stock options	972
Issuance of common stock under Employee Stock Purchase Plan	273
Cancellation of treasury stock	(290)

Balance at end of period	50,482

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$495
Exercise of stock options	10
Issuance of common stock under Employee Stock Purchase Plan	3
Cancellation of treasury stock	(3)

Balance at end of period	$505

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$152,066
Exercise of stock options	11,411
Stock-based compensation expense related to employee stock options and employee stock purchases	14,381
Tax benefit from employee stock option plans	4,771
Reclassification of deferred stock compensation	(479)
Issuance of common stock under Employee Stock Purchase Plan	5,747
Issuance of treasury stock for Nordic Spring transaction	572
Cancellation of treasury stock	(301)

Balance at end of period	$188,168

DEFERRED STOCK COMPENSATION:
Balance at beginning of period	$(479)
Reclassification of deferred stock compensation	479

Balance at end of period	$—

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$884
Translation adjustments	905

Balance at end of period	$1,789

RETAINED EARNINGS:
Balance at beginning of period	$187,863
Net income	38,707

Balance at end of period	$226,570

TREASURY STOCK—SHARES:
Balance at beginning of period	(1,249)
Repurchase of shares	(600)
Issuance of treasury stock for Nordic Spring transaction	65
Cancellation of treasury stock	290

Balance at end of period	(1,494)

TREASURY STOCK—COST:
Balance at beginning of period	$(23,393)
Repurchase of shares	(14,130)
Issuance of treasury stock for Nordic Spring transaction	948
Cancellation of treasury stock	304

Balance at end of period	$(36,271)

COMPREHENSIVE INCOME:
Net income	$38,707
Translation adjustments	905

Total comprehensive income	$39,612

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net income	$38,707	$44,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,443	3,229
Stock-based compensation expense related to employee stock options and employee stock purchases	14,381	—
Excess tax benefits from stock-based compensation	(3,084)	—
Amortization of deferred stock compensation	—	90
Bad debt expense	318	751
Deferred income tax benefit	(2,299)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(18,322)	(14,781)
Prepaid expenses and other current assets	124	(266)
Income taxes payable	6,252	516
Other assets	(162)	1,600
Accounts payable and accrued expenses	3,582	(4,884)
Accrued salaries and related obligations	(7,010)	(4,573)
Other liabilities	4,054	3,165

Net cash provided by operating activities	41,984	29,699

Cash flows from investing activities:
Redemption of long-term investments	18,000	32,000
Purchase of long-term investments	(59,000)	(45,000)
Redemption of short-term investments	27,000	69,000
Purchase of short-term investments	—	(42,000)
Cash used to complete Nordic Spring transaction	(1,511)	—
Purchases of property and equipment	(9,854)	(15,397)

Net cash used in investing activities	(25,365)	(1,397)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,421	10,637
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,750	3,353
Repurchase of common stock	(14,130)	(13,509)
Excess tax benefits from stock-based compensation	3,084	—

Net cash provided by financing activities	6,125	481

Effect of exchange rate changes on cash	460	(348)

Net increase in cash and cash equivalents	23,204	28,435
Cash and cash equivalents at beginning of period	88,439	38,741

Cash and cash equivalents at end of period	$111,643	$67,176

The accompanying notes are an integral part of these financial statements.

ITEM 1.	(CONTINUED)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended February 28, 2007 and 2006

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection” or the “Company”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global”). Resources Global provides professional services to a variety of industries and enterprises through its subsidiaries. The Company provides clients with experienced professionals who specialize in accounting, finance, information technology, human resources, supply chain management, legal services and internal audit and risk assessment on a project basis. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Mexico and Europe. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the third quarter of fiscal 2007 and 2006, each consisting of 13 weeks, were February 24, 2007 and February 25, 2006, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or February 28, respectively.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 28, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Short and Long-Term Investments

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost approximates market for these securities.

All held-to-maturity securities have remaining maturity dates greater than one year. To secure a higher interest rate on the Company’s investment in government bonds, the $56.0 million in investments classified as long-term as of February 28, 2007 are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan, to be based on estimated fair values. Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company has applied the provisions of SAB 107 in adopting SFAS 123 (R).

The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In accordance with the modified prospective method, the Company’s previously issued financial statements have not been restated to reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) and included in selling, general and administrative expenses for the three and nine months ended February 28, 2007 was $5.0 million and $14.4 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s Employee Stock Purchase Plan and issuances of restricted stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended February 28, 2006.

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (four years under the Company’s 2004 Performance Incentive Plan). Under both SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 123 (R), the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. Under the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. SFAS 123 (R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes stock-based compensation expense on a straight-line basis.

See Note 9 – Stock Based Compensation Plans for further information on stock-based compensation expense and the resulting impact on the provision for income taxes.

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

Sales Taxes Withheld from Clients

Certain states in the United States and countries throughout the world impose sales tax or value-added taxes on our services. These taxes are treated on a “net basis”; that is, they are excluded from our revenues and are included as a part of “Income Taxes Payable and Other Liabilities” in our balance sheet until they are remitted to the applicable taxing authority.

3. Stockholders’ Equity

In October 2002, the Board of Directors approved a stock repurchase program, authorizing the repurchase of up to 3.0 million shares of our common stock. During the first quarter of fiscal 2007, the Company purchased 600,000 shares of our common stock at an average price of $23.55 per share for a total of approximately $14.1 million. In August 2006, the Board of Directors added the condition that the total expenditure for the remaining 1,460,389 shares of common stock authorized for repurchase not exceed $60.0 million. There were no repurchases of stock during the third quarter of fiscal 2007.

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

The following table summarizes the calculation of net income per share for the three and nine months ended February 28, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended February 28,		Nine months ended February 28,
	2007	2006	2007	2006
Net income	$13,099	$13,768	$38,707	$44,852

Basic:
Weighted average shares	48,658	48,259	48,312	48,014

Diluted:
Weighted average shares	48,658	48,259	48,312	48,014
Potentially dilutive shares	2,429	3,634	2,253	3,765

Total dilutive shares	51,087	51,893	50,565	51,779

Net income per share:
Basic	$0.27	$0.29	$0.80	$0.93
Diluted	$0.26	$0.27	$0.77	$0.87

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 3,908,000 and 138,000 potential common shares for the three months ended February 28, 2007 and 2006, respectively and 3,559,000 and 160,000 potential common shares for the nine months ended February 28, 2007 and 2006, respectively.

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

In accordance with SFAS No. 141, “Business Combinations,” the Company will allocate the purchase price of the remaining 20% of the shares of Nordic Spring based on the fair value of the assets acquired and liabilities assumed. As of February 28, 2007, the $3.0 million purchase price has been allocated entirely to goodwill, pending completion of the Company’s valuation study. The Company will consider a number of factors in performing this valuation, including a valuation of the identifiable intangible assets.

6. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of February 28, 2007			As of May 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 4 years)	$5,010	$(4,619)	$391	$5,010	$(3,771)	$1,239
Associate and customer database (1 – 5 years)	1,759	(1,460)	299	1,759	(1,301)	458
Non-compete agreements (1 – 4 years)	802	(773)	29	802	(730)	72
Developed technology (3 years)	520	(520)	—	520	(490)	30
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,173	$(7,372)	$801	$8,173	$(6,292)	$1,881

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

The Company recorded amortization expense of $318,000 and $435,000 for the three months ended February 28, 2007 and 2006, respectively and $1.1 million and $1.3 million for the nine months ended February 28, 2007 and 2006, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2007, 2008 and 2009 is $1,381,000, $382,000 and $36,000, respectively. The amount of future amortization will increase when the Company completes its review of the allocation of the purchase price for the remaining 20% of shares of Nordic Spring; however, the additional amortization expense will not be significant. Amortization of the Company’s existing intangible assets with finite lives will be complete as of the end of fiscal 2009. The change in the balance of goodwill is the result of the purchase of the remaining 20% of the shares of Nordic Spring and the translation of goodwill balances of our non-U.S. based operations at the exchange rate effective at the end of the quarterly period.

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

	Revenue for the three months ended February 28,		Revenue for the nine months ended February 28,		Long-Lived Assets as of
	2007	2006	2007	2006	February 28, 2007(1)	May 31, 2006(1)
United States	$142,060	$126,848	$409,223	$368,365	$28,111	$23,789
The Netherlands	17,458	15,817	51,512	46,103	1,426	865
Other	27,946	17,590	74,640	53,513	2,681	2,071

Total	$187,464	$160,255	$535,375	$467,981	$32,218	$26,725

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements.

8. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FAS 115” (“SFAS 159”), which permits companies to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. SFAS 159 establishes presentation and disclosure requirements to clarify the effect of a company’s election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” This EITF requires that companies disclose how they report, within their financial statements, taxes assessed by a governmental authority that involve a specific revenue producing transaction between a seller and a customer. These types of taxes may include, but are not limited to, sales, use, value added and excise taxes. These taxes collected from customers may be presented either on a gross basis (that is, included in revenue and cost of services) or on a net basis (excluded from revenue and cost of services but included as a liability in the balance sheet until the tax has been remitted to the appropriate governmental authority). The Company has historically accounted for such taxes on a net basis and therefore adoption of EITF Issue No. 06-03 in the second quarter of fiscal 2007 had no impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the end of our 2007 fiscal year. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements, if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 4,000,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised; plus (4) 1,500,000 shares that were approved as an amendment to the Plan on October 19, 2006. As of February 28, 2007, 1,450,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above.

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

A summary of the option activity under the Plan and the Prior Plan follows (amounts in thousands except weighted average exercise price):

	Options Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price
Options outstanding at May 31, 2005	3,122	8,623	$14.37
Granted, at fair market value	(2,056)	2,056	$26.95
Exercised	—	(1,365)	$11.32
Forfeited	441	(441)	$18.91

Options outstanding at May 31, 2006	1,507	8,873	$17.52
Granted, at fair market value	(1,921)	1,921	$31.06
Additional options available for grant	1,500	—	—
Exercised	—	(972)	$11.75
Forfeited	364	(364)	$21.18

Options outstanding at February 28, 2007	1,450	9,458	$20.72

The following table summarizes significant option groups outstanding as of February 28, 2007 and related weighted average exercise price and life information (number of options and intrinsic value in thousands):

Range of Exercise Price Per Share	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.50 to $ 2.50	255	$2.08	3.07	$8,184	255	$2.08	3.07	$8,184
$6.00 to $ 9.24	799	$8.19	5.08	$20,745	795	$8.18	5.08	$20,638
$10.17 to $12.72	968	$12.02	5.98	$21,443	691	$12.03	5.81	$15,306
$13.78 to $14.33	997	$14.14	5.90	$19,959	606	$14.27	5.31	$12,044
$15.38 to $23.49	1,707	$17.39	7.33	$28,633	958	$16.42	7.15	$17,001
$24.46 to $32.35	4,732	$28.22	9.16	$28,112	944	$25.86	8.40	$7,842

	9,458	$20.72	7.60	$127,076	4,249	$15.10	6.30	$81,015

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $34.16 as of February 23, 2007 (the last actual trading day of our third quarter of fiscal 2007), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the three months ended February 28, 2007 and 2006 was $9.2 million and $6.5 million, respectively. The total estimated fair value of shares vested during the three months ended February 28, 2007 and 2006 was $12.2 million and $7.8 million, respectively.

Employee Stock Purchase Plan

In October 2000, the Company’s Board of Directors adopted the Resources Connection, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 273,000 and 169,000 shares of common stock pursuant to this plan for the nine months ended February 28, 2007 and the year ended May 31, 2006, respectively. There are 1,312,000 shares of common stock available for issuance under the ESPP as of February 28, 2007.

Valuation and Expense Information under SFAS 123 (R)

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three and nine months ended February 28, 2007 included compensation expense for stock options granted, restricted stock issued and employee stock purchases related to the ESPP prior to, but not yet vested as of, May 31, 2006.

The following table summarizes the impact of the adoption of SFAS 123 (R) (in thousands, except per share amounts):

	Three months ended February 28, 2007	Nine months ended February 28, 2007
Income before income taxes	$(5,018)	$(14,381)

Net income	(3,993)	(12,050)

Net income per share:
Basic	$(0.08)	$(0.25)

Diluted	$(0.08)	$(0.24)

The weighted average estimated fair value per share of employee stock options granted during the three and nine months ended February 28, 2007 was $16.81 and $16.47, respectively, using the Black-Scholes model with the following assumptions:

	Three months ended February 28, 2007	Nine months ended February 28, 2007
Expected volatility	47.5%	47.5%-48.5%
Risk-free interest rate	4.66-4.84%	4.57%-5.11%
Expected dividends	0.0%	0.0%
Expected life	6.25 years	6.25 years

As of February 28, 2007, there was $51.1 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 36 months.

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

SFAS 123 (R) no longer requires the recognition of deferred compensation upon the grant of restricted stock. On June 1, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123 (R) was reduced to zero with a corresponding decrease in “Additional Paid-in Capital.” In addition, SFAS 123 (R) requires the Company to reflect, in its Statement of Cash Flows, the tax savings resulting from tax deductions in excess of expense recognized in its Statement of Income as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Provision for Income Taxes under SFAS 123 (R)

The provision for income taxes increased from $8.9 million for the three months ended February 28, 2006 to $10.4 million for the three months ended February 28, 2007. The effective tax rate was 44.2% for the third quarter of fiscal 2007 and 39.3% for the third quarter of fiscal 2006. As a result of the Company’s adoption of SFAS 123 (R), the Company’s projected effective tax rate increased by 4.2 percentage points in the third quarter of fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain ISO grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the Company’s ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.0 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2007.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

The table below reflects pro forma net income and pro forma net income per share for the three and nine months ended February 28, 2006 as if the Company had recognized compensation cost at the date of grant using the fair value method (in thousands, except per share amounts):

	Three months ended February 28, 2006	Nine months ended February 28, 2006
Net income, as reported	$13,768	$44,852
Stock-based employee compensation expense, net of related tax effects	18	54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,481)	(7,534)

Pro forma net income	$11,305	$37,372

Net income per share:
Basic-as reported	$0.29	$0.93

Basic-pro forma	$0.23	$0.78

Diluted-as reported	$0.27	$0.87

Diluted-pro forma	$0.22	$0.74

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2006: expected volatility of 50.0%; risk-free interest rate of 3.8% to 4.6%; no expected dividends; and expected lives of 6.25 years.

10. Supplemental cash flow information

The Statement of Cash Flows for the nine months ended February 28, 2007 does not include under the caption “cash flows from investing activities” the non-cash issuance of 65,170 shares of the Company’s common stock, representing 50% of the $3.0 million purchase price for the remaining 20% of the outstanding shares of Nordic Spring.

The Statement of Cash Flows for the nine months ended February 28, 2007 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 289,538 shares of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan that was approved by shareholders during the second quarter of fiscal 2007, the Company was no longer able to reissue these shares at a future date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2006 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global is a multinational professional services firm that provides experienced finance, accounting, risk management and internal audit, information technology, human resources, supply chain management and legal professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in 1) finance and accounting, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects; 2) information management services, such as financial system/enterprise resource planning implementation and post implementation optimization; 3) human resources management services, such as change management and compensation program design and implementation; 4) internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”); 5) supply chain management (“SCM”) services, such as leading strategic sourcing efforts, negotiating contracts and performing tactical purchasing; and 6) legal services providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We began operations in June 1996 as a division of Deloitte & Touche and operated as Resources Connection, LLC, a wholly owned subsidiary of Deloitte & Touche, from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s global capabilities.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service lines.

Fiscal Year	Number of United States Offices Opened	Number of International Offices Opened	Service Line Established

1997	Nine		Finance and accounting

1998	Nine

1999	Ten		Information management

2000	Four	Three	Human resources management

2001	Nine	One

2002	Two

2003	Six	One	Resources Audit Solutions; Supply chain management (via acquisition)

2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic

2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal

2006	Three	Two opened via acquisition; eight organic

2007	One	Four opened and one consolidation closure

As of February 28, 2007, we served our clients through 53 offices in the United States and 29 offices abroad.

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

Stock-based Compensation—Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or, under our Employee Stock Purchase Plan (“ESPP”), may make employee stock purchases. Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three and nine months ended February 28, 2007 included compensation expense for stock options granted prior to, but not yet vested as of, May 31, 2006. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during prior periods.

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

The weighted average estimated fair value per share of employee stock options granted during the three months ended February 28, 2007 was $16.81 using the Black-Scholes model with the following assumptions:

Three months ended February 28, 2007
Expected volatility	47.5%
Risk-free interest rate	4.66-4.84%
Expected dividends	0.0%
Expected life	6.25 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history of not paying dividends and our expectation that we will not pay dividends in the future. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “vanilla option” term for measuring the expected life of stock option grants during the first nine months of fiscal 2007; under this option, a stock option grant with a 10 year contractual life and four year vesting would have an expected life of 6.25 years. The Company is permitted to use this method of estimating the expected life of stock option grants through December 2007. Also as permitted under SAB No. 107, the Company has used its historical volatility to estimate the expected volatility of the price of its common stock.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $27.2 million, or 17.0%, to $187.5 million for the three months ended February 28, 2007 from $160.3 million for the three months ended February 28, 2006. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current quarter compared to the prior year quarter. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service lines experienced growth in the third quarter of fiscal 2007 compared to fiscal 2006’s third quarter (except for the RAS service line). Though we believe we have improved the awareness of our service offerings with clients and prospective clients in part because of assistance we have provided during the initial years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal control services.

Average bill rates improved by 8.3% compared to the prior year average bill rate. The increase in revenue is also reflective of the increase in the number of associates on assignment from 2,682 at the end of the third quarter of fiscal 2006 to 3,142 at the end of the third quarter of fiscal 2007. We operated 82 and 75 offices in the first nine months of fiscal 2007 and fiscal 2006, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for the United States offices improved 12.1% or $15.3 million from $126.8 million for the three months ended February 28, 2006 to $142.1 million for the three months ended February 28, 2007. Revenue for the Dutch practice improved 10.8% or $1.7 million, from $15.8 million for the three months ended February 28, 2006 to $17.5 million for the three months ended February 28, 2007. The other international offices’ revenue grew 58.5% or $10.3 million, from $17.6 million for the three months ended February 28, 2006 to $27.9 million for the three months ended February 28, 2007. The increase in revenue for the international practices was partially attributable to changes in the value of the U.S. dollar relative to the currencies of our international operations. These currency fluctuations increased revenue by approximately $3.1 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

Direct Cost of Services. Direct cost of services increased $16.7 million, or 16.8%, to $115.9 million for the three months ended February 28, 2007 from $99.2 million for the three months ended February 28, 2006. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 8.8% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.8% and 61.9% for the three months ended February 28, 2007 and 2006, respectively. The direct cost of services percentage decreased slightly between the two quarters because of a reduction in the amount of benefit costs and reimbursable expenses relative to revenue.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) increased as a percentage of revenue from 24.0% for the quarter ended February 28, 2006 to 25.9% for the quarter ended February 28, 2007. S, G &A increased $10.2 million, or 26.6%, to $48.6 million for the three months ended February 28, 2007 from $38.4 million for the three months ended February 28, 2006. The increase in S, G & A was primarily caused by the adoption in the first quarter of fiscal 2007 of the fair value recognition provisions of SFAS 123 (R). Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. Under SFAS 123 (R), the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. The estimated fair value determined is recognized as expense over the service period for options that are expected to vest (the Company’s stock options vest over four years). As a result of the implementation of SFAS 123 (R), the Company recognized non-cash stock-based compensation expense of approximately $5.0 million for the three months ended February 28, 2007. There was no corresponding amount recorded during the three months ended February 28, 2006.

In addition to the increase caused by the adoption of SFAS 123 (R), compensation and related benefit expenses increased as the Company hired additional personnel to support and position the Company for potential future revenue growth. Management and administrative headcount grew from 713 at the end of the third quarter of fiscal 2006 to 790 at the end of the third quarter of fiscal 2007. Other increases in the 2007 fiscal third quarter compared to the third quarter of fiscal 2006 were: an increase in spending for advertising, as the Company launched a new branding campaign in various United States and international business periodicals; occupancy and related costs from relocated, expanded or new offices; and bonus expense as a result of the Company’s improved revenue results.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $318,000 in the third quarter of fiscal 2007 compared to $435,000 in the prior year’s third quarter. The Company has not completed an analysis of the allocation of goodwill related to its purchase of the remaining 20% of the stock of Nordic Spring in Sweden in the first quarter of fiscal 2007. The Company will consider a number of factors in performing this valuation, including a valuation of identifiable intangible assets but does not expect such a valuation to cause a material change in amortization. Pending completion of this review, amortization is expected to be $1,381,000 in fiscal 2007.

Depreciation expense increased from $887,000 for the three months ended February 28, 2006 to $1.6 million for the three months ended February 28, 2007. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since November 2005, and investments in the Company’s new operating system and other information technology. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California for approximately $9.3 million. The Company expects to transition its corporate office and domestic service center to the new location in the first quarter of fiscal 2008. As the Company completes the implementation of its information technology system, makes improvements to the new office building in anticipation of the corporate relocation and invests in expanded or new office space for existing offices, it is expected that the Company’s depreciation expense will increase.

Interest Income. During the third quarter of fiscal 2007, interest income was $2.4 million compared to interest income of $1.3 million in the quarter ended February 28, 2006. The increase in interest income is a combination of a higher average cash balance available for investment in the third quarter of fiscal 2007 and the improved interest rates available year over year.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of February 28, 2007, the Company also has $55.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date, which are classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $56.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. These bonds, classified as long-term investments, mature through February 2009, have coupon rates ranging from 5.2% to 5.5% and have been classified in the February 28, 2007 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $8.9 million for the three months ended February 28, 2006 to $10.4 million for the three months ended February 28, 2007. The effective tax rate was 44.2% for the third quarter of fiscal 2007 and 39.2% for the third quarter of fiscal 2006. As a result of the Company’s adoption of SFAS 123 (R), the Company’s projected effective tax rate increased by 4.2 percentage points in the third quarter of fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to be volatile for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.0 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2007. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Nine Months Ended February 28, 2007 Compared to Nine Months Ended February 28, 2006

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue. Revenue increased $67.4 million, or 14.4%, to $535.4 million for the nine months ended February 28, 2007 from $468.0 million for the nine months ended February 28, 2006. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour.

Average bill rates improved by 7.1% compared to the prior year average bill rate. The increase in revenue is also reflective of the increase in the number of associates on assignment from 2,682 at the end of the third quarter of fiscal 2006 to 3,142 at the end of the third quarter of fiscal 2007. We operated 82 and 75 offices in the first nine months of fiscal 2007 and fiscal 2006, respectively.

Revenue for the United States offices improved 11.1% or $40.8 million from $368.4 million for the nine months ended February 28, 2006 to $409.2 million for the nine months ended February 28, 2007. Revenue for the Dutch practice improved 11.7% or $5.4 million, from $46.1 million for the nine months ended February 28, 2006 to $51.5 million for the nine months ended February 28, 2007. The other international offices’ revenue grew 39.4% or $21.1 million, from $53.5 million for the nine months ended February 28, 2006 to $74.6 million for the nine months ended February 28, 2007. The increase in revenue for the international practices was partially attributable to changes in the value of the U.S. dollar relative to the currencies of our international operations. These currency fluctuations increased revenue by approximately $6.0 million in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.

Direct Cost of Services. Direct cost of services increased $41.0 million, or 14.4%, to $326.0 million for the nine months ended February 28, 2007 from $285.0 million for the nine months ended February 28, 2006. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.3% year-over-year. The direct cost of services percentage was 60.9% for both the nine months ended February 28, 2007 and 2006.

Selling, General and Administrative Expenses. S, G & A increased as a percentage of revenue from 23.4% for the nine months ended February 28, 2006 to 26.1% for the nine months ended February 28, 2007. S, G &A increased $30.7 million, or 28.1%, to $140.0 million for the nine months ended February 28, 2007 from $109.3 million for the nine months ended February 28, 2006. The increase in S, G & A was partially caused by the adoption in the first quarter of fiscal 2007 of the fair value recognition provisions of SFAS 123 (R). Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. Under SFAS 123 (R), the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. The estimated fair value determined is recognized as expense over the service period for options that are expected to vest (the Company’s stock options vest over four years). As a result of the implementation of SFAS 123 (R), the Company recognized non-cash stock-based compensation expense of approximately $14.4 million in the first nine months of fiscal 2007. There was no corresponding amount recorded in the first nine months of fiscal 2006.

In addition to the increase caused by the adoption of SFAS 123 (R), compensation and related benefit expenses increased as the Company hired additional personnel to support and position the Company for potential future revenue growth. Management and administrative headcount grew from 713 at the end of the third quarter of fiscal 2006 to 790 at the end of the third quarter of fiscal 2007. Other increases in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 were: occupancy and related costs from relocated, expanded or new offices; bonus expense as a result of the Company’s improved revenue results; and an increase in spending for advertising, as the Company launched a new branding campaign in various United States and international business periodicals.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $1.1 million in the first nine months of fiscal 2007 compared to $1.3 million in the prior year’s first nine months, as amortization on some of the Company’s identifiable intangible assets was complete.

Depreciation expense increased from $1.9 million for the nine months ended February 28, 2006 to $4.4 million for the nine months ended February 28, 2007. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2005, and investments in the Company’s new operating system and other information technology.

Interest Income. During the first nine months of fiscal 2007, interest income was $6.3 million compared to interest income of $3.4 million in the nine months ended February 28, 2006. The increase in interest income is a combination of a higher average cash balance available for investment in the first nine months of fiscal 2007 and the improved interest rates available year over year.

Income Taxes. The provision for income taxes increased from $29.0 million for the nine months ended February 28, 2006 to $31.5 million for the nine months ended February 28, 2007. The effective tax rate was 44.9% for the first nine months of fiscal 2007 and 39.3% for the first nine months of fiscal 2006. As a result of the Company’s adoption of SFAS 123 (R), the Company’s projected effective tax rate increased by 4.9 percentage points in the first nine months of fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to be volatile for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.3 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first nine months of fiscal 2007.

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

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of February 28, 2007, the Company had $2.5 million available under the terms of the Credit Agreement as Bank of America has issued $300,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities was $42.0 million for the nine months ended February 28, 2007 compared to $29.7 million for the nine months ended February 28, 2006. Cash provided by operations in the first nine months of fiscal 2007 resulted from the net income of the Company of $38.7 million, adjusted for non-cash items of $14.8 million, offset by net cash used for changes in operating assets and liabilities of $11.5 million. In the first nine months of fiscal 2006, cash provided by operations resulted from net income of the Company of $44.9 million, adjusted for non-cash items of $4.1 million, offset by net cash used for changes in operating assets and liabilities of $19.2 million. Non-cash items increased in the first nine months of fiscal 2007 as a result of the Company’s adoption of the accounting required in SFAS 123 (R) to expense stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of February 28, 2007, the Company had $111.6 million of cash and cash equivalents, $55.0 million of short-term United States government agency bonds and $56.0 million of long-term United States government agency bonds.

Net cash used in investing activities was $25.4 million for the first nine months of fiscal 2007 compared to $1.4 million in the first nine months of fiscal 2006. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments, resulted in a net use of $14.0 million in the first nine months of fiscal 2007 compared to a net increase of $14.0 million in the first nine months of fiscal 2006. In addition, the Company spent approximately $9.9 million on property and equipment in the first nine months of fiscal 2007, compared to $15.4 million in the first nine months of fiscal 2006. The Company also completed the purchase of the remaining shares of Nordic Spring for $1.5 million in fiscal 2007.

Net cash used in financing activities totaled $6.1 million for the nine months ended February 28, 2007, compared to net cash provided of $481,000 for the nine months ended February 28, 2006. The primary cause of the change was the Company’s repurchase during the first quarter of fiscal 2007 of 600,000 shares of its common stock at an average price of $23.55 per share for approximately $14.1 million. In addition, cash received from stock option exercises and purchases of common stock through the ESPP was $17.2 million in the first nine months of fiscal 2007 compared to $14.0 million in the corresponding period of fiscal 2006.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FAS 115” (“SFAS 159”), which permits companies to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, a company that elects the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. SFAS 159 establishes presentation and disclosure requirements to clarify the effect of a company’s election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” This EITF requires that companies disclose how they report, within their financial statements, taxes assessed by a governmental authority that involve a specific revenue producing transaction between a seller and a customer. These types of taxes may include, but are not limited to, sales, use, value added and excise taxes. These taxes collected from customers may be presented either on a gross basis (that is, included in revenue and cost of services) or on a net basis (excluded from revenue and cost of services but included as a liability in the balance sheet until the tax has been remitted to the appropriate governmental authority). The Company has historically accounted for such taxes on a net basis and therefore adoption of EITF Issue No. 06-03 in the second quarter of fiscal 2007 had no impact on the Company’s financial.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the end of our 2007 fiscal year. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements, if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At the end of the third quarter of fiscal 2007, we had approximately $222.6 million of cash, highly liquid short-term investments and long-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.

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

For the quarter ended February 28, 2007, approximately 24% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Eighty-nine percent of our balances of cash, short-term investments and long-term investments as of February 28, 2007 were denominated in U.S. dollars. The remaining 11% was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong Dollars, Swedish Krona or Japanese Yen. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of “Accumulated Other Comprehensive Gain”.

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of third quarter of fiscal 2007, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 28, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006. For convenience, our updated risk factors are included in this Item 1A. below. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provide through existing offices. We experienced a decline in revenue in fiscal 2002, but revenue has increased in each subsequent fiscal year. However, there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. A significant portion of growth during fiscal 2004 and 2005 was caused by clients’ demands related to compliance with certain sections of Sarbanes. As initial demand for Sarbanes related services slows, our ability to successfully grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services lines;

•	hire qualified and experienced associates;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues for both Sarbanes-related and internal audit related services as well as other service lines from clients who have initially engaged us for Sarbanes compliance.

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

RESOURCES CONNECTION, INC.

Date: April 5, 2007	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: April 5, 2007	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer, Executive Vice
President of Corporate Development and Secretary (Principal Financial Officer)