Form 10-K
period 2007-05-31
RESOURCES CONNECTION INC
filed 2007-07-25
CIK 1084765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-32113

RESOURCES CONNECTION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0832424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17101 Armstrong Avenue, Irvine, California 92614
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(714) 430-6400

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 24, 2006, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $1,357,296,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 19, 2007, there were approximately 48,268,407 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

i

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

Overview

Resources Connection is a multi-national professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides experienced finance, accounting, risk management and internal audit, information management, human resources, supply chain management and legal services professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public-entity reporting and tax-related projects;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	human capital services, such as change management and compensation program design and implementation;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management (“SCM”) services, such as leading strategic sourcing efforts, contracts negotiation and purchasing strategy; and

•	legal services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We were founded in June 1996 by a team at Deloitte & Touche LLP (“Deloitte & Touche”), led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Additional founding members include our current chief financial officer, Stephen J. Giusto, then also a Deloitte & Touche partner, and Karen M. Ferguson, president of our North American operations. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout.

Our business model combines the client service orientation and commitment to quality from our legacy as part of a Big Four accounting firm with the entrepreneurial culture of an innovative, high-growth company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: the increasing global demand for outsourced professional services by corporate clients and a supply of professionals interested in working in a non-traditional professional services firm. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with challenging professional needs.

As of May 31, 2007, we employed 3,276 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal survey conducted in mid-June of 2007, to which approximately 56% of all active associates responded, 39% of respondents were CPAs (including 42% of the U.S. associates surveyed), 41% had advanced professional degrees, and the average years of professional experience was about 23. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of more than 2,200 clients during fiscal 2007, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients have included more than eighty of the Fortune 100. We have grown revenues from $181.7 million in fiscal 2002 to

$735.9 million in fiscal 2007, a five-year compound annual growth rate, or CAGR, of 32.3% and our income from operations over the same period has increased from $21.0 million to $89.3 million, a five-year CAGR of 33.6%. We have been profitable every year since inception. As of May 31, 2007, we served our clients through 53 offices in the United States and 31 offices abroad.

During our first three years of operations, our offices were located only in the United States. As the Company evolved, we have increased our presence in other regions around the world. During fiscal 2007, we opened our first two offices in Mexico (Mexico City and Tijuana); our first office in Germany (Dusseldorf); our first office in Italy (Milan); and additional offices in Japan (Nagoya); Canada (Montreal); United Kingdom (Edinburgh); People’s Republic of China (Shanghai); and the United States (Glenview, Illinois). During fiscal 2006, we opened five additional offices in Europe: Brussels, Belgium; Copenhagen, Denmark; Dublin, Ireland; Luxembourg; and Oslo, Norway; we acquired two offices of a regional non-assurance accounting practice in India; and we opened three offices in the Asia-Pacific region: Beijing, People’s Republic of China; Brisbane, Australia; and Singapore.

We are now a multi-national company with offices in twenty countries. Overall, in fiscal 2007, we generated $561.9 million of our revenue in the United States (76.4% of total revenue), $68.7 million in the Netherlands (9.3% of total revenue), and $105.3 million from offices in eighteen other countries (14.3% of total revenue); in fiscal 2006, we generated $499.9 million of our revenue in the United States (78.9% of total revenue), $62.9 million in the Netherlands (9.9% of total revenue), and $71.0 million from offices in fifteen other countries (11.2% of total revenue); and in fiscal 2005, we generated $435.2 million of our revenue in the United States (81.0% of total revenue), $54.4 million in the Netherlands (10.1% of total revenue), and $48.0 million from offices in eight other countries (8.9% of total revenue).

While much of our growth in countries outside of the United States has been from establishing new Resources Global offices, we have also completed a number of acquisitions to build our presence around the world (including in the Netherlands, Australia and Sweden). In fiscal 2006, we acquired a regional non-assurance accounting practice in India. We anticipate that this practice will serve as a platform for future expansion in India, a country with a large population of experienced professionals as well as a source of professionals for clients in the Asia-Pacific area.

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

Industry Background

Demand for Project Professional Services

Resources Global’s services cover a range of professional areas, with over 50% of revenues derived from accounting and finance related services. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. Because of the corporate scandals documented in the media over the last few years, we believe the market for professional services is changing rapidly and that companies may be more willing to choose alternatives to traditional professional service providers. We believe Resources Global is a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

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

The employment alternatives historically available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less choice and less flexible hours, extensive travel and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens.

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

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced finance and accounting, risk management and internal audit, human capital, supply chain management, information management and legal services professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek associates and management with talent, integrity, enthusiasm and loyalty (“TIEL”) to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting clients.

•	Hire and retain highly qualified, experienced associates. We believe our highly qualified, experienced associates provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber associates. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once a project is defined, we identify associates with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength of our client relationships is demonstrated by the fact that all of our largest 50 clients in fiscal 2006 remained clients in fiscal 2007 and 86% of our top 50 clients in 2003 were still clients in 2007.

•	Build the Resources Global brand. Our objective is to build Resources Global’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 3,276 associates on assignment as of May 31, 2007 and 825 management and administrative employees. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Global brand.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe we have significant opportunity for continued strong organic growth in our core business in addition to growth generated through our strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional project work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with industry trends, they may continue to increase the amount they spend on these services. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts. During this past year, we have seen more revenue growth within larger, existing clients, though we also experienced the addition of new middle market clients. The number of clients we serve continued to increase, climbing from about 2,100 in 2006 to over 2,200 in fiscal 2007 and the number of clients we served with client service revenues in excess of the million-dollar level increased from 113 in fiscal 2006 to 146 in fiscal 2007. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large companies.

•	Expanding geographically. We have been expanding geographically to meet the demand for project professional services across the world. We believe, based upon our clients’ requests, that there are significant opportunities to grow our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We also expect to add to our existing domestic office network with a few new offices located to meet the needs of our existing clients and to create additional new client opportunities.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since fiscal 1999, we have diversified our professional service offerings by entering into the areas of human capital, information management, internal audit and risk management, supply chain management and legal services. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Associates

We believe that an important component of our success has been our highly qualified and experienced associates. As of May 31, 2007, we employed or contracted with 3,276 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering choice concerning work schedules and more control over choosing client engagements.

Almost all of our associates in the United States are employees of Resources Global. We typically pay each associate an hourly rate, plus overtime premiums as required by law, and offer benefits, including paid time off and holidays; referral bonus programs; group medical, dental and vision programs, each with an approximate 30-50% contribution by the associate; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We also have a long-term incentive plan for our associates that provides the opportunity to earn an annual cash bonus vesting over time. In addition, we offer our associates the ability to participate in the Company’s Employee Stock Purchase Plan, which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs. We have less than ten associates in the United States who are independent contractors.

Internationally, our associates are a mix between employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2007, we served more than 2,200 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2007, our largest client accounted for less than 3% of our revenue and our 10 largest clients accounted for approximately 14% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2007.

AIG	Expedia, Inc.
American Honda Finance Corporation	Fortis Banque S.A.
Arcelor	Kaiser Permanente
Autoliv	McKesson Corporation
Borealis	Office Depot
BP	SONY
Burger King	Tyco
Charles Schwab	University of Southern California
ConocoPhillips	Zurich North America Commercial
Cummins

Services and Products

Resources Global was founded with a business model and operating philosophy rooted in the support of client-led projects and initiatives. Partnering with business leaders, we help clients implement internal initiatives in the following primary areas: Finance and Accounting, Human Capital, Information Management, Legal Services, Internal Audit and Risk Management, and Supply Chain Management. We also provide content management through our web-based application, policyIQ®.

Finance and Accounting

Our Finance and Accounting services encompass accounting operations, financial reporting, internal controls, financial analyses and business transactions. Clients utilize our services to bring accomplished talent to bear on change initiatives as well as day-to-day operational issues. Resources Global helps organizations to manage peak workload periods, add specific skill sets to certain projects, or have access to full project teams for a specific initiative.

Project examples include:

•	restatements of previously issued financial statements;

•	implementation of new accounting standards;

•	post-merger and acquisition integration;

•	external financial reporting and internal management reporting;

•	financial analyses, such as product costing and margin analyses;

•	remediation of internal control weaknesses;

•	business process improvement; and

•	interim accounting management roles, such as controller and director of accounting.

In addition, we may assist with merger and acquisition projects, including divestitures and carve outs: Our finance and accounting associates assist with the following functions for clients involved in divestitures and carve outs:

•	preparation of public filings related to the transactions;

•	carve out audits; and

•	providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board.

Sample Engagement — Large-Scale Restatement:  We provided more than 50 professionals over a 12-month period to assist a large manufacturing client with a multi-year accounting restatement. The project required the review and updating of numerous accounting policies and thousands of journal entries throughout the period in question. Our professionals assisted by:

•	performing account reconciliations;

•	researching and applying proper technical accounting treatment;

•	supporting the financial reporting group;

•	developing, documenting and implementing processes for quality assurance related to adjusting journal entries;

•	developing data query tools;

•	documenting the re-consolidation process;

•	conducting internal controls training;

•	documenting and testing internal controls as part of Sarbanes compliance; and

•	acting in interim accounting roles.

Sample Engagement — Stock Option Accounting:  We provided more than 20 professionals to assist a software company with a review of their historical stock option accounting over a 13-year period. The engagement included four project teams, two of which were led by our project managers who had responsibility for delivery of our services as well as interfacing with both the client’s external auditors and forensic auditors appointed by the Board of Director’s Special Committee. In addition, subsequent to filing its restated Form 10-K, the client was acquired by a Fortune 50 company and one of our professionals served as the lead on the finance team integration. Our professionals also assisted this client by:

•	determining, based on forensic evidence and guidance from the Securities and Exchange Commission (“SEC”), the appropriate measurement date for thousands of stock options grants;

•	gathering and analyzing specific equity data through analysis of records from human resources, legal and finance departments as well as other sources;

•	identifying, compiling and determining the appropriate technical accounting treatment for various stock option modifications based upon accounting rules in place at the date of modification;

•	assisting with the calculation of historical compensation expense charges;

•	documenting findings of equity issues in technical white papers;

•	preparing SEC and other regulatory filings associated with the restatement;

•	performing additional technical research and documentation on non-equity accounting issues identified during the forensic review; and

•	documenting and testing internal controls as part of Sarbanes compliance requirements

Human Capital

Our Human Capital practice began in June 1999. Associates in this practice area apply project management and business analysis skills to help solve the human resource aspects of business problems while working under the client’s direction as members of the project team. The two primary areas of our Human Capital practice are change management and human resources operations and technology.

Change Management:  To achieve the desired business outcome, our Human Capital professionals with change management experience assist with the development and implementation of the process, tools and techniques that help clients manage the people side of business change.

More specifically, our professionals help our clients via:

•	training and communication;

•	aligning roles and responsibilities; and

•	compensation and motivation strategies.

We help manage change resulting from acquisitions, mergers, reorganizations, system implementations, new legislative requirements (Sarbanes, Basel II, HIPAA, etc.), downsizing or any management initiative or reform effort.

Human Resources (“HR”) Operations and Technology:  Resources Global’s Human Capital professionals, with backgrounds in HR operations and technology, possess the business acumen and technical skills to bring a blend of expertise to various projects, including:

Organizational Development

•	performance measurement and management;

•	process analysis and redesign;

•	succession planning and career development programs; and

•	employee retention programs, opinion surveys and communication programs.

Human Resources Information Systems (“HRIS”)

•	project management;

•	change management;

•	system selection and optimization;

•	implementation;

•	data conversion;

•	post-implementation support; and

•	supplementing client staff.

HR Operations

•	HR management;

•	compliance/legal;

•	compensation;

•	benefits;

•	HR training; and

•	recruitment.

Sample Engagement- Restructuring Assistance:  Subsequent to assisting a global advertising company with their large restatement project, we evaluated the human resource challenges related to the reorganization of its international controllers group and presented our observations and recommendations during the client’s controllers meeting. We helped improve the quality of the client’s international controller organization by addressing the human resource aspects of the restructuring, leading to a stronger, cross divisional controllers’ organization. Specifically, we supported the client’s restructuring initiative in the following ways:

•	Communication: Helped ensure effective communication.

•	Alignment of roles and responsibilities: Reviewed roles, titles, skills, competencies, contracts, total compensation together with the local CFOs and department heads. In addition, coordinated the effort with the U.S. and local legal departments regarding contracts, local work councils and applicable local legislation.

•	Compensation and motivation: Conducted benchmark surveys to determine appropriate salaries for newly created roles.

Sample Engagement — Assistance with Managing Growth:  A large education company embarked on a steady acquisition and growth path to maintain its position as the leading provider of educational solutions, services and products for schools, libraries and colleges. As part of its leadership and acquisition strategy, the company needed to develop an internal and external communication plan, create a new enterprise-wide compensation structure, and adopt a leading edge, consumer-driven health care program for all employees. Our Human Capital professionals helped by managing and executing the company’s changes.

Our project managers and technical professionals helped execute a multi-phased implementation plan, assisted with market pricing, helped realign roles and responsibilities, and redesigned the company’s compensation strategy. In addition, we helped the client transition to a consumer-driven health care focused company by providing guidance regarding plan design, internal communications, and a training plan rollout. We worked directly with the CEO on all internal and external corporate communications.

Sample Engagement — Process Improvement:  A multi-billion health benefits company was impacted by operational challenges as it progressed through the first year of a Medicare enrollment project. During year two, the company launched an initiative to make operational improvements in enrollment, training, communication, error handling and customer service.

We were engaged to provide project management oversight, document processes for the central and western regions, develop training for customer service representatives, build business continuity plans and quality control processes for enrollment and customer service related processes, and identify root causes for rejected transactions. Our team, consisting of four project managers and nine professionals with process improvement and training backgrounds, partnered with the client and another third party consulting firm in strategy design and execution. Working with the overall client project manager, our team established detailed project plans for each of the eight sub-initiatives, set milestone dates, and developed a project-tracking mechanism.

We helped by co-developing and facilitating training programs for our client’s employees on project management tools and techniques. We also developed training documentation and reference manuals for the customer service representatives’ use when handling calls from Medicare members, ensuring consistent service.

Information Management

Launched in June 1998, our Information Management practice area provides planning and execution support for designing and implementing project management offices, and for implementing and optimizing system initiatives related to: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; human resource information systems; disaster recovery and business continuity; core accounting and cost systems; financial reporting systems and business analysis.

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

Sample Engagement — Improvement of IT projects success rate:  A Fortune 500 multinational corporation undertook an initiative to improve the success rate of its enterprise-wide and business unit specific IT related projects by applying effective project management and business analysis best practices. Resources’ experienced Information Management professionals helped develop and implement a consistent approach to plan and execute projects, including:

•	Data center rationalization:

•	Consolidated 486 data centers down to two main sites.

•	Project Management Office (PMO):

•	Assisted with various IT infrastructure projects and implementation of project management best practices;

•	Prioritized IT requests from various divisions; and

•	Documented existing processes and procedures.

•	Operations/Finance

•	Validated vendor charges on various hardware invoices.

•	Managed Print Services

•	Streamlined order and maintenance of printers and copiers worldwide.

Sample Engagement — Management and Implementation Assistance:  A publicly traded global media and technology company launched a finance transformation initiative to upgrade old and ineffective infrastructure, and support the design and preparation for a shared services center model. This initiative resulted in an on-time and under-budget implementation. Resources professionals provided expertise in three key areas:

•	hands-on project management for the outsourcing model and ERP system implementation, including help with planning, design and roll-out;

•	design, definition and implementation of a new chart of accounts; and

•	expert backfill resources for key leadership roles in the day-to-day accounting function to replace company employees who were assigned to the project.

Sample Engagement — Financial System Integration:  A Fortune 100 global manufacturing company completed an acquisition of another global company and needed to rapidly develop and execute a plan to integrate financial systems. We provided a team with a unique balance of technical and functional information management experience, knowledge of a specific financial system, and finance and accounting expertise. Our team included a project lead, software application experts, data reconciliation resources and an internal auditor with Sarbanes compliance experience.

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

Legal Services

Our Legal Services practice started in fiscal 2005. Many of the legal professionals in this group have significant experience working at international law firms, as well as in-house legal departments. Our legal professionals operate under our clients’ direction as members of clients’ legal teams and work on legal projects related to, among other things:

•	assisting with mergers and acquisitions;

•	executing special projects and investigations;

•	supporting corporate governance and regulatory compliance;

•	handling day-to-day corporate legal department matters;

•	backfilling to assist clients on an interim basis during leaves of absence; and

•	implementing and optimizing legal department processes.

Sample Engagement — Acquisition Preparation Assistance:  A private company, having recently consolidated over twenty separate private businesses, needed help in preparing a multi-billion dollar bidding process in connection with an acquisition involving private equity investors. In order to meet the strict time schedule established by the potential buyers, the client had to complete pre-acquisition due diligence and corporate clean-up, as well as prepare disclosures on the legal aspects of its consolidation. In addition, the client had to manage the simultaneous due diligence efforts of nine separate bidders.

Our Legal Services professional assisted by managing significant elements of the due diligence and acquisition process, leaving our client’s General Counsel free to manage the interaction with bidders and to counsel the board of directors and senior executives. Our client was able to complete the due diligence process, successfully coordinate the disclosure process with multiple law firms representing the investors and the lenders and meet the deadlines set forth by the bidders.

Sample Engagement- Fundamental Legal Functions Assistance:  A client needed help establishing various compliance and legal functions. Our Legal Services professional assisted by:

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

Sample Engagement- Draft Agreements Assistance:  A client wanted to enter into an exclusive distributorship agreement with a third party to distribute the client’s technology and products in an Asian country. Under the direction of the client’s legal counsel, our Legal Services professional assisted by:

•	drafting an exclusive distributorship agreement with the third party; and

•	drafting all ancillary agreements to enable the client to distribute its technology and products in the Asian country.

Sample Engagement — Legal Staff Support:  A client faced an unexpected employee reorganization, leading to reductions in legal support staff and possible delinquencies in its SEC reporting requirements. Our Legal Services professional assisted by:

•	assisting the client’s legal and finance team in the preparation of portions of various SEC filings, including Forms 10-K, 10-Q and 8-K;

•	assisting the client’s legal team in reviewing and revising the client’s stock option plans;

•	assisting the client’s senior management in complying with their SEC reporting obligations with respect to equity transactions;

•	preparing summaries and policy statements on new accounting/SEC issues, including Sarbanes compliance; and

•	improving the internal systems and regulatory procedures.

Resources Audit Solutions (RAS): Corporate Governance, Risk Management, Internal Audit and Sarbanes Compliance Services

Our RAS practice began in June 2002 to assist our clients with a variety of governance, internal audit, risk management and compliance initiatives including:

•	Internal Audit Support: assisting internal audit departments with the execution of audit plans including operational, financial, compliance and third party contract audits; providing associates with specialized skills such as IT audit; assisting in the development and execution of remediation plans for deficiencies noted; and helping execute special projects such as risk assessments and fraud investigations;

•	Policy Management: assisting clients with the development of a process designed to more effectively and efficiently distribute, monitor and manage financial reporting — related policies utilizing policyIQ, our proprietary web-based solution for enterprise-wide policy development and management;

•	Sarbanes Section 404 Compliance Support: assisting project management teams, business units and corporate functions around the world with compliance efforts related to Sarbanes including: project management support; documenting existing business processes, practices, and workflows; identifying internal controls, testing internal controls and remediating deficiencies, including changes to policies and procedures; and planning and implementation of an ongoing Sarbanes compliance process for subsequent years; and

•	Enterprise Risk Management: assisting clients with enterprise risk management related projects, including development/enhancement of policies and procedures for identifying, assessing and monitoring risks and controls, and alignment of disparate risk and control monitoring and compliance activities.

Sample Engagement-Contract Review, Remediation, and Process Improvement:  We were engaged to complete the review of more than 33,000 contract documents for a Fortune 500 integrated energy company. This three-phase project included:

•	establishing a joint PMO with the client for program and project management with weekly status reporting against metrics and key deliverables;

•	identification, scoping and definition of production metrics and project timeline development;

•	development of a custom database to manage project coordination;

•	design and development of a comprehensive contract review program;

•	definition, design and testing of custom system requirements used to support the program; and

•	design and delivery of a comprehensive training program for client and associate teams.

Sample Engagement-Sarbanes Compliance:  We assisted a global multi-billion-dollar services firm that successfully completed an initial public offering after its implementation of Section 404 of Sarbanes. We served, under the supervision and direction of the client’s Sarbanes team, as the primary external service provider, providing 26 professionals in the United States, United Kingdom, Australia, Hong Kong and Canada to assist client teams with various elements of Sarbanes compliance including:

•	documenting existing business processes, practices and workflows;

•	testing selected internal controls within those processes;

•	maintaining and updating a computer system used for the project; and

•	performing selected elements of project management within the client’s project management office.

Supply Chain Management

Our Supply Chain Management professional services group was acquired in 2002. Services include:

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

Sample Engagement — Business Process Review:  Provided a team of supply chain professionals to assist and support a global Fortune 25 company in their Procure-to-Pay and Order-to-Cash process review and to improve their analytical and transaction processes. A major focus of this initiative was to help sustain organic growth through more efficient and integrated business processes across the business segment with the objective of creating enterprise value, increasing competitive performance and enhancing customer service. The scope of this process review included:

•	commercial optimization;

•	plant maintenance;

•	transportation;

•	manufacturing;

•	customer service design;

•	pricing;

•	order to cash; and

•	purchase to pay.

Sample Engagement — Facilities Implementation Assistance:  A major health and life insurance company required assistance with and expertise in real estate facilities construction and management. Services provided include:

•	assisting with sourcing activities for a $180 million construction project to add additional floors to an existing headquarters building without interrupting 24/7 operations;

•	developing sourcing strategies and preparing Requests for Proposals for other major capital facilities projects;

•	conducting supplier conferences and working with client project teams to negotiate pricing;

•	conducting project reviews for senior management of Real Estate/Facilities and Corporate Strategic Sourcing departments; and

•	helping generate estimated savings of approximately $1.8 million.

Sample Engagement — Supply Chain Organization Review:  A team of three Resources professionals performed a current state assessment of the supply chain organization for a $2 billion media company. During the engagement, our team:

•	conducted detailed focus interviews with internal business units to determine process gaps and assess internal satisfaction and responsiveness of the current supply chain organization;

•	performed detailed spend analysis and prioritized suggested spend areas for goods and services where strategic sourcing efforts could yield significant results in lowering costs or improving value from the supply base;

•	provided a recommendation for the redesign of the current organization structure with the purpose of providing increased visibility for the supply chain organization; and

•	performed a skills assessment of current supply chain organization staff to understand skill sets and gaps for the recommended staffing needs in the future.

policyIQ

Our proprietary web-based application, policyIQ is accessed via the Internet to create, organize, update, track and report on business content. Project teams, departments and entire companies use policyIQ in place of shared directories, e-mail and intranet sites to more effectively manage different types of content including:

Policies and Procedures: policyIQ provides an authoring and approval process for efficient but controlled content publishing. It has a simple-to-use web interface and allows free read-only access and online signatures. Replaces: Intranet sites, email and word processors.

Sarbanes and Compliance: policyIQ allows for the simple documentation and management of risks, controls, audit testing and deficiencies, providing a complete Sarbanes solution. Documentation for regulatory compliance initiatives may also be managed using policyIQ. Replaces: spreadsheets, simple databases, and Sarbanes-only systems.

Process Automation: policyIQ can be used to create and house online forms that capture data and transactions, route them for approval and store the data for reporting, all helpful features for automating manual controls and procedures. Replaces: word processor forms sent via email.

Document Management: policyIQ uses a familiar folder structure to organize your documents. The application helps to manage workflow with check-in/out features and version control. Replaces: Shared file directories.

Sample Clients:

•	A publicly traded company in the manufacturing industry was seeking a tool that would help it to simplify document review and approval processes, as well as resolve issues with version control. The principal drivers were cost, ease of use, flexibility to adapt and reliability. The company successfully launched our application worldwide ahead of schedule.

•	A consulting and software organization purchased policyIQ in the summer of 2005 for the management of its Sarbanes documentation. The conversion of its 302 certification process to policyIQ and management of the testing rollover process in policyIQ have yielded significant time savings for the organization.

•	A Fortune 1000 company faced the challenge of sharing and collaborating across several decentralized entities. The purchase of policyIQ for policies and procedures, internal audit, and Sarbanes documentation made it easy to standardize their documentation and to centralize the update and review of the company’s controls, testing and deficiency remediation.

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

From our corporate headquarters in Irvine, California, which was relocated from Costa Mesa, California in July 2007, we provide our North American and certain of our international offices with centralized administrative, marketing, finance, human resources, information technology, legal and real estate support. Our financial reporting is centralized in our corporate service center. This center also handles billing, accounts payable and collections, and administers human resources services including employee compensation and benefits administration. During fiscal 2006, we established a service center in our Utrecht, Netherlands office to provide centralized finance, human resources, information technology, payroll and legal support to our European offices. In addition, in the United States, Canada and Mexico, we have a corporate networked information technology platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and associate development.

Business Development

Our business development initiatives are composed of:

•	local initiatives focused on existing clients and target companies;

•	national and international targeting efforts focused on multi-national companies;

•	brand marketing activities; and

•	national and local direct mail programs.

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

Our brand marketing initiatives help develop Resources Global’s image in the markets we serve. Our brand is reinforced by our national and international advertising campaign, a professionally designed website, brochures and pamphlets, direct mail and public relations efforts. We believe that our branding initiatives coupled with our high-

quality client service help to differentiate us from our competitors and to establish Resources Global as a credible and reputable global professional services firm.

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

Employees

As of May 31, 2007, we had a total of 4,101 employees, including 825 corporate and local office employees and 3,276 professional services associates. Our employees are not covered by any collective bargaining agreements.

Available Information

The Company’s principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. The Company’s telephone number is (714) 430-6400 and its web site address is http://www.resourcesglobal.com. The information set forth in the web site does not constitute part of this Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We have historically used stock options as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees could become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees.

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

We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provided through existing offices. We experienced a decline in revenue in fiscal 2002, but revenue has increased in each subsequent fiscal year. However, there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services offerings;

•	hire qualified and experienced associates;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues for both Sarbanes-related and internal audit related services as well as other service offerings from clients who have initially engaged us for Sarbanes compliance.

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

Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer, and Stephen J. Giusto, our chief financial officer. The departure of Mr. Murray, Mr. Giusto or other members of our management team could significantly disrupt our operations. Key members of our senior management team also include Karen M. Ferguson, an executive vice president and president of North American operations, Anthony

Cherbak, executive vice president and chief operating officer, John D. Bower, senior vice president, finance, and Kate W. Duchene, chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Cherbak, Mr. Bower or Ms. Duchene.

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

Our management does not expect that our internal control over financial reporting will prevent all errors or acts of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraudulent acts may occur and not be detected.

Although our management has determined, and our independent registered public accountant has attested, that internal control over financial reporting was effective as of May 31, 2007, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fail to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note — 10 Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our board of directors.

Beginning with the first quarter of fiscal 2007 we were required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

Effective as of the beginning of the first quarter of fiscal 2007, we were required to adopt SFAS 123 (R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated values. Thus, our fiscal 2007 operating results contain a non-cash charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of SFAS 123 (R) generally requires the use of an option-pricing model to determine the value of share-based payment awards. This determination of value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the value of our employee stock options. Although the value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123 (R), our earnings are lower than they would have been had we not been required to adopt SFAS 123 (R). There also is variability in our net income due to the timing of the exercise of options that trigger disqualifying dispositions which impact our tax provision. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for United States and foreign registrations on this service mark. We have previously obtained United States registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002 as well as certain foreign registrations. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the operating company name of Resources Global Professionals. However, our rights to this service mark are not currently protected by any United States or many of our foreign registrations, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of May 31, 2007, we maintained a total of 53 domestic offices under operating lease agreements that are located in the following metropolitan areas:

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
Glenview, Illinois
Indianapolis, Indiana
Louisville, Kentucky
Baltimore, Maryland
Boston, Massachusetts
Detroit, Michigan
Grand Rapids, Michigan
Minneapolis, Minnesota
Kansas City, Missouri
St. Louis, Missouri
Las Vegas, Nevada
Parsippany, New Jersey
Princeton, New Jersey
Long Island, New York	New York, New York
Charlotte, North Carolina
Cincinnati, Ohio
Cleveland, Ohio
Columbus, Ohio
Portland, Oregon
Philadelphia, Pennsylvania
Pittsburgh, Pennsylvania
Nashville, Tennessee
Austin, Texas
Dallas, Texas
Fort Worth, Texas
Houston, Texas
San Antonio, Texas
Seattle, Washington
Milwaukee, Wisconsin
Washington, D.C. (McLean, Virginia)

As of May 31, 2007, we maintained 31 international offices under operating lease agreements, which are located in the following cities and countries:

Brisbane, Australia Melbourne, Australia Sydney, Australia Brussels, Belgium Calgary, Canada Montreal, Canada Toronto, Canada Copenhagen, Denmark Paris, France Dusseldorf, Germany Bangalore, India	Mumbai, India Dublin, Ireland Milan, Italy Nagoya, Japan Tokyo, Japan Luxembourg Mexico City, Mexico Tijuana, Mexico Maastricht, Netherlands Amsterdam (Utrecht), Netherlands	Oslo, Norway
Beijing, People’s Republic of China
Hong Kong, People’s Republic of China
Shanghai, People’s Republic of China
Singapore
Stockholm, Sweden
Taipei, Taiwan
Birmingham, United Kingdom
Edinburgh, United Kingdom
London, United Kingdom

Our corporate offices are located in Irvine, California. We own an approximately 56,800 square foot office building in Irvine, California, of which we occupied approximately 24,000 square feet beginning in July 2007. Approximately 15,500 square feet is leased to independent third parties, with the remainder offered for lease. Prior to July 2007, our corporate offices were located in leased office space in Costa Mesa, California.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 10, 2007 was 47.

The following table sets forth the range of high and low closing sales prices reported on the Nasdaq Global Select Market for our common stock for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal 2007:
First Quarter	$25.85	$22.43
Second Quarter	$30.18	$23.57
Third Quarter	$34.16	$27.42
Fourth Quarter	$34.36	$29.85
Fiscal 2006:
First Quarter	$30.27	$19.92
Second Quarter	$31.01	$25.99
Third Quarter	$29.95	$25.99
Fourth Quarter	$28.67	$24.50

Dividend Policy

We have historically not declared or paid cash dividends on our capital stock. However, on July 11, 2007, our Board of Directors approved the payment of a special cash dividend of $1.25 per share of common stock, payable on August 21, 2007 to shareholders of record on August 8, 2007. We will periodically reevaluate the need for a special cash dividend or a regular cash dividend policy. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

During April 2007, a former consultant of the Company exercised an option to purchase 20,920 shares of the Company’s common stock for an aggregate exercise price of $125,520. The Company intends to use the proceeds from this option exercise for general corporate purposes. The common stock underlying this option was issued in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated there under. The Company was able to rely on these exemptions because the issuance did not involve a public offering and the option holder represented that he was an accredited investor when he entered into and exercised the stock option agreement.

Issuer Purchases of Equity Securities

In October 2002, our board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of our common stock on the open market. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2007 under our stock repurchase program. As the purchases during the fourth quarter of fiscal 2007 exhausted the initially approved stock repurchase program authorization, the board of directors approved on July 11, 2007, a share buy back program of the Company’s common stock with an aggregate dollar limit not to exceed $150 million.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program

February 25, 2007 — March 24, 2007	—	$—	—	1,460,000
March 25, 2007 — April 21, 2007	500,000	$32.14	500,000	960,000
April 22, 2007 — May 26, 2007	960,000	$31.11	960,000	—

Total February 25, 2007 — May 26, 2007	1,460,000	$31.46	1,460,000	—

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 39 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 27. The consolidated statements of income data for the years ended May 31, 2004 and May 31, 2003 and the consolidated balance sheet data at May 31, 2005, 2004 and 2003 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 31, 2007, 2006 and 2005 and the consolidated balance sheet data at May 31, 2007 and 2006 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Report on Form 10-K. Net income per common share and the weighted average common shares outstanding for the years ended May 31, 2004 and 2003 have been restated to reflect the impact of the two-for-one split of our common stock distributed on March 1, 2005. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended May 31,
	2007	2006	2005	2004	2003
		(In thousands, except net income per common share and other data)

Consolidated Statements of Income Data:
Revenue	$735,891	$633,843	$537,636	$328,333	$202,022
Direct cost of services	447,363	384,429	324,642	199,870	121,648

Gross profit	288,528	249,414	212,994	128,463	80,374
Selling, general and administrative expenses	191,590	149,736	116,402	84,301	58,248
Amortization of intangible assets	1,472	1,740	1,743	1,716	655
Depreciation expense	6,122	2,958	2,191	1,907	1,290

Income from operations	89,344	94,980	92,658	40,539	20,181
Interest income	(8,939)	(5,015)	(2,128)	(593)	(1,077)

Income before provision for income taxes	98,283	99,995	94,786	41,132	21,258
Provision for income taxes	43,518	39,398	38,730	16,798	8,716

Net income	$54,765	$60,597	$56,056	$24,334	$12,542

Net income per common share:
Basic	$1.13	$1.26	$1.19	$0.53	$0.29

Diluted	$1.08	$1.17	$1.11	$0.50	$0.27

Weighted average common shares outstanding:
Basic	48,353	48,054	47,074	45,984	43,698

Diluted	50,644	51,676	50,484	48,780	45,792

Other Data:
Number of offices open at end of period	84	78	65	64	55
Total number of associates on assignment at end of period	3,276	2,857	2,639	2,086	1,175

	May 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$223,095	$185,439	$134,741	$68,126	$68,078
Working capital	207,647	161,114	122,304	76,815	60,177
Total assets	464,461	398,611	320,142	226,263	155,937
Stockholders’ equity	363,299	317,436	248,367	180,334	133,531

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Resources Global is a multi-national professional services firm that provides experienced finance and accounting, risk management and internal audit, information management, human capital, supply chain management and legal services professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public-entity reporting and tax-related projects;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	human capital services, such as change management and compensation program design and implementation;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management (“SCM”) services, such as leading strategic sourcing efforts, contracts negotiation and purchasing strategy; and

•	legal services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We were founded in June 1996 by a team at Deloitte & Touche LLP (“Deloitte & Touche”), led by our current chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Additional founding members include our current chief financial officer, Stephen J. Giusto, then also a Deloitte & Touche partner, and Karen M. Ferguson, president of our North American operations. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multi-national capabilities.

Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service offerings.

	Number of United States	Number of International
Fiscal Year	Offices Opened	Offices Opened	Establishment of Service Offering

1997	Nine		Finance and accounting
1998	Nine
1999	Ten		Information management
2000	Four	Three	Human capital
2001	Nine	One
2002	Two
2003	Six	One	Resources Audit Solutions; Supply chain management (via acquisition)
2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic
2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal
2006	Three	Two opened via acquisition; eight organic
2007	One	Eight organic opened; three consolidation closures

During fiscal 2007, we continued our expansion around the world, opening offices in three additional European countries, two offices in Mexico and one additional office in Canada, China and Japan. We also opened an additional office in the United States in the expanding Chicago marketplace. At May 31, 2007, we served our clients through 53 offices in the United States and 31 offices abroad.

On June 1, 2007, the Company completed the acquisition of Compliance Solutions (UK) Ltd., a United Kingdom based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions. The Company paid approximately $8.2 million for the acquisition, consisting of $5.8 million in cash and $2.4 million in the Company’s stock.

We expect to continue pushing forward on our international expansion while also investing in complementary professional services, like regulatory compliance.

We primarily charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.6%, 0.6% and 0.7% of our revenue for the years ended May 31, 2007, 2006 and 2005, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

The costs to pay our professional associates and all related benefit and incentive costs, including provisions for paid time off and other employee benefits, are included in direct cost of services. We pay most of our associates on an hourly basis for all hours worked on client engagements and, therefore, direct cost of services tends to vary directly with the volume of revenue we earn. We expense the benefits we pay to our associates as they are earned. These benefits include paid time off and holidays; a bonus incentive plan; referral bonus programs; subsidized group health, dental, vision and life insurance programs; a matching 401(k) retirement plan; the ability to participate in the Company’s Employee Stock Purchase Plan (“ESPP”); and professional development and career training. In addition, we pay the related costs of employment, including state and federal payroll taxes, workers’

compensation insurance, unemployment insurance and other costs. Typically, an associate must work a threshold number of hours to be eligible for all of the benefits. We recognize direct cost of services when incurred.

Selling, general and administrative expenses include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for our Company as a whole and within each individual’s geographic market.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2008, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks. The actual quarter end dates for fiscal 2007 and 2006 were as follows: for fiscal 2007, August 26, 2006 (first quarter); November 25, 2006 (second quarter); February 24, 2007 (third quarter); and May 26, 2007 (fourth quarter); and for fiscal 2006, August 27, 2005 (first quarter); November 26, 2005 (second quarter); February 25, 2006 (third quarter); and May 27, 2006 (fourth quarter). For convenience, all references herein to years or annual periods (of one or more years) are to years or annual periods ended May 31.

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

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the current accounting standard, our goodwill and certain other intangible assets are no longer subject to periodic amortization over their estimated useful lives. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or we note an unfavorable trend in aggregate receivable collections, additional allowances may be required and these additional allowances may materially affect the Company’s future financial results.

Income taxes — In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results.

Revenue recognition — We primarily charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international operations are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process.

Stock-based compensation — Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan. Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the year ended May 31, 2007 included compensation expense for stock options granted prior to, but not yet vested as of, May 31, 2006. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during prior periods.

The adoption of SFAS 123 (R) requires that the Company estimate a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in the application of SFAS 123 (R) in future periods, the compensation expense recorded under SFAS 123 (R) may differ materially from the amount recorded in the current period.

The weighted average estimated value per share of employee stock options granted during year ended May 31, 2007 was $16.34 using the Black-Scholes model with the following assumptions:

Year Ended
May 31, 2007

Expected volatility	39.9% - 48.5%
Risk-free interest rate	4.54 - 5.11%
Expected dividends	0.0%
Expected life	5.23 years - 6.25 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend to be paid in August 2007 is an isolated event and not the commencement of a regular dividend policy. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “vanilla option” term for measuring the expected life of stock option grants during the first nine months of fiscal 2007; under this option, a stock option grant with a 10 year contractual life and four year vesting would have an expected life of 6.25 years. After completion of a review of the Company’s historical expected life of stock option grants, the Company modified its expected life to approximately 5.25 years for the grant made in the fourth quarter of fiscal 2007. Also, as permitted under SAB No. 107, the Company has used its historical volatility over the revised estimated life to estimate the expected volatility of the price of its common stock.

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

	For the Years Ended May 31,
	2007	2006	2005
	(amounts in thousands)

Revenue	$735,891	$633,843	$537,636
Direct cost of services	447,363	384,429	324,642

Gross profit	288,528	249,414	212,994
Selling, general and administrative expenses	191,590	149,736	116,402
Amortization of intangible assets	1,472	1,740	1,743
Depreciation expense	6,122	2,958	2,191

Income from operations	89,344	94,980	92,658
Interest income	(8,939)	(5,015)	(2,128)

Income before provision for income taxes	98,283	99,995	94,786
Provision for income taxes	43,518	39,398	38,730

Net income	$54,765	$60,597	$56,056

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For the Years Ended May 31,
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Direct cost of services	60.8	60.7	60.4

Gross profit	39.2	39.3	39.6
Selling, general and administrative expenses	26.0	23.6	21.7
Amortization of intangible assets	0.2	0.3	0.3
Depreciation expense	0.8	0.4	0.4

Income from operations	12.2	15.0	17.2
Interest income	(1.2)	(0.8)	(0.4)

Income before provision for income taxes	13.4	15.8	17.6
Provision for income taxes	5.9	6.2	7.2

Net income	7.5%	9.6%	10.4%

Year Ended May 31, 2007 Compared to Year Ended May 31, 2006

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue.  Revenue increased $102.1 million, or 16.1%, to $735.9 million for the year ended May 31, 2007 from $633.8 million for the year ended May 31, 2006. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current year compared to the prior year. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. All of our other service offerings (except for RAS) experienced growth in fiscal 2007 compared to fiscal 2006. Though we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have provided during the initial years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.

Average bill rates improved by 7.3% compared to the prior year average bill rate. The increase in revenue was also driven by the increase in the number of associates on assignment from 2,857 at the end of fiscal 2006 to 3,276 at the end of fiscal 2007. We operated 84 and 78 offices during the final quarters of fiscal 2007 and fiscal 2006, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for domestic United States offices improved 12.4% or $62.0 million from $499.9 million for the year ended May 31, 2006 to $561.9 million for the year ended May 31, 2007. Revenue for the Dutch practice improved 9.2% or $5.8 million, from $62.9 million for the year ended May 31, 2006 to $68.7 million for the year ended May 31, 2007. The other international offices’ revenue grew 48.3% or $34.3 million, from $71.0 million for the year ended May 31, 2006 to $105.3 million for the year ended May 31, 2007. Revenue growth in the international practices was approximately $9.5 million more in fiscal 2007 compared to fiscal 2006 than would have been the case using local currencies, due to the weakening of the United States dollar against international currencies.

Direct Cost of Services.  Direct cost of services increased $63.0 million, or 16.4%, to $447.4 million for the year ended May 31, 2007 from $384.4 million for the year ended May 31, 2006. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.6% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.8% and 60.7% for the years ended May 31, 2007 and 2006, respectively. This slight increase was caused by an increase in the ratio of direct associate salary expense compared to hourly revenue generated in fiscal 2007 as compared to fiscal 2006.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased as a percentage of revenue from 23.6% for the year ended May 31, 2006 to 26.0% for the year ended May 31, 2007. The increase in selling, general and administrative expenses as a percentage of revenue was caused by the adoption in the first quarter of fiscal 2007 of the fair value recognition provisions of SFAS 123 (R). Prior to fiscal 2007, the Company accounted for its stock-based compensation in accordance with the provisions of APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. Under SFAS 123 (R), the Company determines an estimated value of stock options using the Black-Scholes valuation model. The estimated value determined is recognized as expense over the service period for options that are expected to vest (the Company’s stock options vest over four years). As a result of the implementation of SFAS 123 (R), the Company recognized non-cash stock-based compensation expense of approximately $20.1 million for the year ended May 31, 2007. There was no corresponding amount recorded during fiscal 2006.

Selling, general and administrative expenses increased $41.9 million, or 28.0%, to $191.6 million for the year ended May 31, 2007 from $149.7 million for the year ended May 31, 2006. The increase of $41.9 million includes the amount recognized for non-cash stock-based compensation expense of $20.1 million for the year ended May 31, 2007. The remaining $21.8 million of the increase is due to the Company hiring additional personnel across the enterprise to support and position the larger organization for potential future revenue growth. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 750 at the end of fiscal 2006 to 825 at the end of fiscal 2007. The increase in dollars spent on compensation was primarily attributable to the increase in salaries and benefit costs as a result of the larger headcount. Other increases in fiscal 2007 were: an increase in spending for advertising, as the Company launched a new branding campaign in various United States and international business periodicals; occupancy and related costs from relocated, expanded or new offices; and bonus expense as a result of the Company’s improved revenue results. After considering the improvement in its accounts receivable aging statistics and other qualitative factors, the Company did not recognize any addition to its allowance for doubtful accounts for fiscal 2007.

Amortization and Depreciation Expense.  Amortization of intangible assets decreased to $1.5 million in fiscal 2007 from $1.7 million in fiscal 2006. The decrease is attributable to the completion of amortization of intangible assets related to previous acquisitions. In the fourth quarter of fiscal 2007, the Company completed an analysis of the allocation of purchase price related to the acquisition of the remaining 20% of Nordic Spring for $3.0 million. The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The total intangible assets acquired include approximately $2.6 million for goodwill, $238,000 for customer relationships and $7,000 for an associate database. Both intangible assets acquired are amortized over two years.

Depreciation expense increased from $3.0 million for the year ended May 31, 2006 to $6.1 million for the year ended May 31, 2007. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2006, and investments in the Company’s new operating system and other information technology. In October 2005, the Company purchased an office building in Irvine, California for approximately $9.3 million to use as its corporate office and domestic service center. The Company moved to the new location in July 2007. As the Company completes the implementation of its information technology system, completes and begins depreciation of improvements to the new office building and invests in expanded or new office space for existing offices, it is expected that the Company’s depreciation expense will increase.

Interest Income.  Interest income was $8.9 million in fiscal 2007 compared to $5.0 million in fiscal 2006. The increase in interest income is a combination of a higher average balance available for investment as well as higher interest rates in fiscal 2007.

The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. In addition, as of May 31, 2007, the Company has $55.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $47.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. The bonds, classified as long-term investments, mature through May 2009 and have coupon rates ranging from 4.1% to 5.5%. These investments have been classified in the May 31, 2007 consolidated balance sheet as “held-to-maturity” securities.

Income Taxes.  The provision for income taxes increased from $39.4 million for the year ended May 31, 2006 to $43.5 million for the year ended May 31, 2007. The effective tax rate was 44.3% for fiscal 2007 and 39.4% for fiscal 2006. The primary reason for the increase was due to the Company’s adoption of SFAS 123 (R) and as a result, the Company’s projected effective tax rate increased by 4.7 percentage points for fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.

As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), those tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $3.4 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2007. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. Beginning with grants in fiscal 2007, the Company intends to predominantly grant nonqualified stock options to employees in the United States.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Year Ended May 31, 2006 Compared to Year Ended May 31, 2005

Computations of percentage change period over period are based upon the truncated numbers presented herein.

Revenue.  Revenue increased $96.2 million, or 17.9%, to $633.8 million for the year ended May 31, 2006 from $537.6 million for the year ended May 31, 2005. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current year compared to the prior year. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. To a lesser extent, all of our other service offerings experienced growth in fiscal 2006 compared to fiscal 2005 (except for the RAS service line).

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

Direct Cost of Services.  Direct cost of services increased $59.8 million, or 18.4%, to $384.4 million for the year ended May 31, 2006 from $324.6 million for the year ended May 31, 2005. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 4.8% year-over-year. The direct cost of services percentage was 60.7% and 60.4% for the years ended May 31, 2006 and 2005, respectively. The direct cost of services percentage increased between the two years because the volume of client reimbursable expenses was higher in fiscal 2006, as the number of projects requiring associate travel increased. In addition, a slight improvement in the ratio of direct associate salary expense compared to hourly revenue generated in fiscal 2006 was offset by a slight increase in compensation related benefits.

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

Depreciation expense increased from $2.2 million for the year ended May 31, 2005 to $3.0 million for the year ended May 31, 2006. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2005, and investments in the Company’s new operating system and other information technology. Also, in October 2005, the Company purchased an office building in Irvine, California for approximately $9.3 million.

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

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2007. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In thousands, except net income per common share)

CONSOLIDATED STATEMENTS OF INCOME DATA (unaudited):
Revenue	$200,516	$187,464	$182,804	$165,107	$165,862	$160,255	$158,138	$149,588
Direct cost of services	121,354	115,938	110,152	99,919	99,383	99,225	95,171	90,650

Gross profit	79,162	71,526	72,652	65,188	66,479	61,030	62,967	58,938
Selling, general and administrative expenses	51,557	48,577	46,658	44,798	40,426	38,392	36,826	34,092
Amortization of intangible assets	392	318	344	418	435	435	435	435
Depreciation expense	1,759	1,563	1,444	1,356	1,034	887	545	492

Income from operations	25,454	21,068	24,206	18,616	24,584	21,316	25,161	23,919
Interest income	(2,616)	(2,401)	(2,013)	(1,909)	(1,582)	(1,347)	(1,114)	(972)

Income before provision for income taxes	28,070	23,469	26,219	20,525	26,166	22,663	26,275	24,891
Provision for income taxes	12,012	10,370	11,562	9,574	10,421	8,895	10,250	9,832

Net income	$16,058	$13,099	$14,657	$10,951	$15,745	$13,768	$16,025	$15,059

Net income per common share(1):
Basic	$0.33	$0.27	$0.30	$0.23	$0.33	$0.29	$0.33	$0.32

Diluted	$0.32	$0.26	$0.29	$0.22	$0.31	$0.27	$0.31	$0.29

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2007.

At May 31, 2007, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2007, the Company had no capital leases. Future minimum rental commitments under operating leases are as follows:

	Payments Due by Period (Amounts in Thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating lease obligations	$62,747	$13,004	$24,450	$15,091	$10,202

Purchase obligations	$3,446	$1,811	$1,635	$—	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“LIBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of May 31, 2007, the Company had $2.5 million available under the terms of the Credit Agreement as Bank of America has issued $500,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities totaled $88.1 million in fiscal 2007 compared to $71.2 million in fiscal 2006. Cash provided by operations in fiscal 2007 resulted from the net income of the Company of $54.8 million, adjusted for non-cash items of $19.6 million, plus net cash provided by changes in operating assets and liabilities of $13.7 million. In fiscal 2006, cash provided by operations resulted from net income of the Company of $60.6 million, adjusted for non-cash items of $11.9 million, offset by net cash used for changes in operating assets and liabilities of $1.3 million. Non-cash items increased in fiscal 2007 as a result of the Company’s adoption of the accounting required in SFAS 123(R) to expense stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. The Company had $121.1 million in cash and cash equivalents, $55.0 million in short-term investments and $47.0 million of United States government agency securities at May 31, 2007.

Net cash used in investing activities totaled $20.8 million for fiscal 2007 compared to $22.0 million for fiscal 2006. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments resulted in a net use of $5.0 million in fiscal 2007 and $1.0 million in fiscal 2006. In addition, the Company used approximately $14.6 million on property and equipment in fiscal 2007, compared to $20.8 million in fiscal 2006. The cash spent in fiscal 2006 included approximately $9.3 million for the purchase of a 56,800 square foot office building in Irvine, California. The Company relocated its corporate office and domestic service center to the new location in July 2007; however, some of the building will continue to be leased to existing tenants until such time as the Company requires use of the entire building. The remaining amounts used for property and equipment were primarily for technology upgrades to the Company’s operating systems as well as on leasehold improvements and office equipment during both fiscal 2007 and 2006. The Company also completed the purchase of the remaining shares of Nordic Spring for $1.3 million in fiscal 2007.

Net cash used in financing activities totaled $35.4 million for the year ended May 31, 2007, compared to net cash provided by financing activities of $716,000 for the year ended May 31, 2006. The primary cause of the change was the Company’s purchase during fiscal 2007 of approximately 2.1 million shares of its common stock at an average price of $29.16 per share for approximately $60.1 million; this compares with the repurchase in the prior year of 685,000 shares of its common stock at an average price of $26.44 per share for a total of approximately $18.1 million. This was offset by cash received from stock option exercises and sales of common stock through the ESPP of $21.0 million in fiscal 2007 compared to $18.8 million in fiscal 2006.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. Subsequent to our fiscal year-end, on July 11, 2007, our Board of Directors approved the payment of a special cash dividend of $1.25 per share of common stock, payable on August 21, 2007 to shareholders of record on August 8, 2007. This special cash dividend is expected to be approximately $60.0 million. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or the addition of new debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse affect on our operations, market position and competitiveness.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended May 31, 2007 and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  At the end of fiscal 2007, we had approximately $223.1 million of cash, highly liquid short-term investments and long-term United States government agency securities. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates, and to the extent interest rates were to decline, it would reduce our interest income.

Foreign Currency Exchange Rate Risk.  Prior to fiscal 2004, our foreign operations were not significant to our overall operations, and our exposure to foreign currency exchange rate risk was low. However, as our strategy to continue expanding foreign operations progresses, more of our revenues will be derived from foreign operations denominated in the currency of the applicable markets.

For the year ended May 31, 2007, approximately 24% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Ninety per cent of our fiscal year-end balances of cash, short-term investments and investments in marketable securities were denominated in United States dollars. The remaining 10% was comprised primarily of cash balances translated from Swedish Krona, Euros, British Pounds, Hong Kong Dollars or Japanese Yen. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive gain.

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

We have completed integrated audits of Resources Connection, Inc.’s consolidated financial statements and of its internal control over financial reporting as of May 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California
July 25, 2007

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2007	2006
	(Amounts in thousands, except par value per share)

ASSETS
Current assets:
Cash and cash equivalents	$121,095	$88,439
Short-term investments	55,000	37,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,588 and $5,166 as of May 31, 2007 and 2006, respectively	105,146	90,720
Prepaid expenses and other current assets	5,966	4,921
Deferred income taxes	8,123	6,648

Total current assets	295,330	227,728
U.S. Government agency securities	47,000	60,000
Goodwill	83,263	80,287
Intangible assets, net	654	1,881
Property and equipment, net	35,347	26,725
Deferred income taxes	2,068	1,257
Other assets	799	733

Total assets	$464,461	$398,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,850	$14,472
Accrued salaries and related obligations	60,407	49,383
Income taxes payable and other liabilities	10,426	2,759

Total current liabilities	87,683	66,614
Other long-term liabilities	6,301	5,130
Deferred income taxes	7,178	9,431

Total liabilities	101,162	81,175

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 50,731 and 49,527 shares issued, and 47,777 and 48,278 shares outstanding as of May 31, 2007 and 2006, respectively	507	495
Additional paid-in capital	199,741	152,066
Deferred stock compensation	—	(479)
Accumulated other comprehensive gain	2,629	884
Retained earnings	242,628	187,863
Treasury stock at cost, 2,954 and 1,249 shares at May 31, 2007 and 2006, respectively	(82,206)	(23,393)

Total stockholders’ equity	363,299	317,436

Total liabilities and stockholders’ equity	$464,461	$398,611

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended May 31,
	2007	2006	2005
	(Amounts in thousands, except net income per common share)

Revenue	$735,891	$633,843	$537,636
Direct cost of services	447,363	384,429	324,642

Gross profit	288,528	249,414	212,994
Selling, general and administrative expenses	191,590	149,736	116,402
Amortization of intangible assets	1,472	1,740	1,743
Depreciation expense	6,122	2,958	2,191

Income from operations	89,344	94,980	92,658
Interest income	(8,939)	(5,015)	(2,128)

Income before provision for income taxes	98,283	99,995	94,786
Provision for income taxes	43,518	39,398	38,730

Net income	$54,765	$60,597	$56,056

Net income per common share
Basic	$1.13	$1.26	$1.19

Diluted	$1.08	$1.17	$1.11

Weighted average common shares outstanding
Basic	48,353	48,054	47,074

Diluted	50,644	51,676	50,484

The Consolidated Statement of Income for the year ended May 31, 2007 reflects the adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” effective with the Company’s first quarter of fiscal 2007. The adoption of this standard resulted in an increase in selling, general and administrative expenses of $20.1 million and a decrease in the provision for income taxes of $3.4 million for the year ended May 31, 2007. There were no corresponding amounts recognized in the Consolidated Statements of Income for the years ended May 31, 2006 and 2005 (see notes 2 and 14 to the financial statements).

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
			Additional	Deferred			Other		Total
	Common Stock		Paid-In	Stock	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Gain	Earnings	Equity
	(Amounts in thousands)

Balances as of May 31, 2004	23,355	233	108,849	(168)	154	(304)	514	71,210	180,334
Exercise of stock options	606	6	8,855						8,861
Tax benefit from employee stock option plans			5,150						5,150
Issuance of common stock under Employee Stock Purchase Plan	71	1	1,937						1,938
Amortization of deferred stock compensation				168					168
Issuance of common stock for Nordic Spring acquisition	38		719						719
Repurchase of treasury stock					255	(4,977)			(4,977)
Common stock split	23,898	239	(239)		155				—
Comprehensive Income:
Currency translation adjustment							118		118
Net income for the year ended May 31, 2005	—	—	—	—	—	—	—	56,056	56,056

Total comprehensive income	—	—	—	—	—	—	—	—	56,174

Balances as of May 31, 2005	47,968	479	125,271	—	564	(5,281)	632	127,266	248,367
Exercise of stock options	1,365	14	15,452						15,466
Tax benefit from employee stock option plans			7,384						7,384
Issuance of common stock under Employee Stock Purchase Plan	169	2	3,360						3,362
Repurchase of treasury stock					685	(18,112)			(18,112)
Issuance of restricted stock	25		599	(599)					—
Amortization of deferred stock compensation				120					120
Comprehensive Income:
Currency translation adjustment							252		252
Net income for the year ended May 31, 2006	—	—	—	—	—	—	—	60,597	60,597

Total comprehensive income	—	—	—	—	—	—	—	—	60,849

Balances as of May 31, 2006	49,527	495	152,066	(479)	1,249	(23,393)	884	187,863	317,436
Exercise of stock options	1,221	12	15,266						15,278
Stock-based compensation expense related to employee stock options and employee stock purchases			20,107						20,107
Tax benefit from employee stock option plans			6,763						6,763
Issuance of common stock under Employee Stock Purchase Plan	273	3	5,747						5,750
Reclassification of deferred stock compensation			(479)	479					—
Issuance of treasury stock for Nordic Spring transaction			572		(65)	948			1,520
Repurchase of treasury stock					2,060	(60,065)			(60,065)
Cancellation of treasury stock	(290)	(3)	(301)		(290)	304			—
Comprehensive Income:
Currency translation adjustment							1,745		1,745
Net income for the year ended May 31, 2007								54,765	54,765

Total comprehensive income	—	—	—	—	—	—	—	—	56,510

Balances as of May 31, 2007	50,731	$507	$199,741	$—	2,954	$(82,206)	$2,629	$242,628	$363,299

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2007	2006	2005
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$54,765	$60,597	$56,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,594	4,698	3,934
Stock-based compensation expense related to employee stock options and employee stock purchases	20,107	—	—
Excess tax benefits from stock-based compensation	(3,607)	—	—
Amortization of deferred stock compensation	—	120	168
Bad debt expense	—	865	2,555
Tax benefit from exercise of stock options	—	7,384	5,150
Deferred income tax benefit	(4,472)	(1,125)	1,662
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(13,118)	(10,185)	(23,047)
Prepaid expenses and other current assets	(1,033)	(1,379)	514
Income taxes payable	13,135	—	2,776
Other assets	(106)	2,563	(619)
Accounts payable and accrued expenses	1,799	(3,828)	3,214
Accrued salaries and related obligations	10,545	10,048	14,437
Other liabilities	2,538	1,419	654

Net cash provided by operating activities	88,147	71,177	67,454

Cash flows from investing activities:
Redemption of long-term investments	37,000	5,000	10,000
Purchase of long-term investments	(80,000)	(60,000)	(55,000)
Redemption of short-term investments	38,000	84,000	64,000
Purchase of short-term investments	—	(30,000)	(67,500)
Purchase of Nordic Spring, net of cash acquired and including transaction costs	(1,261)	—	(2,927)
Purchase of India accounting practice, including transaction costs	—	(265)	—
Purchases of property and equipment	(14,551)	(20,753)	(4,289)

Net cash used in investing activities	(20,812)	(22,018)	(55,716)

Cash flows from financing activities:
Proceeds from exercise of stock options	15,278	15,466	8,861
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,750	3,362	1,938
Purchase of common stock	(60,065)	(18,112)	(4,977)
Excess tax benefits from stock-based compensation	3,607	—	—

Net cash (used in) provided by financing activities	(35,430)	716	5,822

Effect of exchange rate changes on cash	751	(177)	555

Net increase in cash	32,656	49,698	18,115
Cash and cash equivalents at beginning of period	88,439	38,741	20,626

Cash and cash equivalents at end of period	$121,095	$88,439	$38,741

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals who specialize in accounting and finance, information management, human capital, supply chain management, legal services and internal audit and risk management on a project basis. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. For convenience, all references herein to years or periods are to years or periods ended May 31. The fiscal years ended May 31, 2007, 2006 and 2005 consist of 52 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.6%, 0.6% and 0.7% of revenue for the years ended May 31, 2007, 2006 and 2005, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the calculation of net income per share for the years ended May 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	2007	2006	2005

Net income	$54,765	$60,597	$56,056

Basic:
Weighted average shares	48,353	48,054	47,074

Diluted:
Weighted average shares	48,353	48,054	47,074
Potentially dilutive shares	2,291	3,622	3,410

Total dilutive shares	50,644	51,676	50,484

Net income per share:
Basic	$1.13	$1.26	$1.19
Diluted	$1.08	$1.17	$1.11

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 3,591,000, 514,000 and 876,000 potential common shares for the years ended May 31, 2007, 2006 and 2005, respectively.

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning	Charged to		Ending
	Balance	Operations	Write-offs	Balance

Years Ended May 31:
2005	$3,262	$2,555	$(549)	$5,268
2006	$5,268	$865	$(967)	$5,166
2007	$5,166	$—	$(578)	$4,588

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short and Long-Term Investments

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost.

As of May 31, 2007, $55.0 million and $47.0 million of the Company’s investment in debt securities had original contractual maturities of between 90 days and one year and between one to two years, respectively. As of May 31, 2006, $37 million and $60 million of the Company’s investment in debt securities had original contractual maturities of between 90 days and one year and between one to two years, respectively. The components of the Company’s short and long-term investments are as follows (in thousands):

	May 31, 2007			May 31, 2006
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value

U.S. Government agency bonds	$102,000	$(158)	$101,842	$97,000	$(817)	$96,183

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building	30 years
Furniture	5 to 10 years
Leasehold improvements	Lesser of useful life of asset or term of lease
Computer and equipment	3 to 5 years

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

Intangible Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed their annual impairment analysis as of May 31, 2007 and will continue to test for impairment annually. No impairment was indicated as of May 31, 2007. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was indicated as of May 31, 2007.

See Note 5-Intangible Assets and Goodwill for further description of the Company’s intangible assets.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made via the Company’s Employee Stock Purchase Plan, to be based on estimated fair value at date of grant. Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company has applied the provisions of SAB 107 in adopting SFAS 123 (R).

The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In accordance with the modified prospective method, the Company’s previously issued financial statements have not been restated to reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) and included in selling, general and administrative expenses for the year ended May 31, 2007 was $20.1 million; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s Employee Stock Purchase Plan and issuances of restricted stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized for the year ended May 31, 2006 and 2005.

SFAS 123 (R) requires companies to estimate a value for share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (four years under the Company’s 2004 Performance Incentive Plan). Under both SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 123 (R), the Company determines the estimated value of stock options using the Black-Scholes valuation model. Under the pro forma information required under SFAS 123 for periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred. SFAS 123 (R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes stock-based compensation expense on a straight-line basis.

See Note 14 — Stock Based Compensation Plans for further information on stock-based compensation expense and the resulting impact on the provision for income taxes.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not, that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of fiscal 2008. We have not determined the impact FIN 48 will have on our financial statements. There is a risk that the adoption of FIN 48 could result in a cumulative adjustment to retained earnings and future interperiod effective income tax rate volatility.

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

The acquisition of the remaining 20% of Nordic Spring was accounted for as a purchase under SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The total

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets acquired include approximately $2.6 million for goodwill, $238,000 for customer relationships and $7,000 for an associate database. The goodwill recognized in this transaction is not deductible for tax purposes. The other intangible assets acquired are amortized over two years.

4.	Property and Equipment

Property and equipment consist of the following at May 31 (in thousands):

	2007	2006

Building and land	$10,870	$9,339
Computers and equipment	13,600	11,117
Leasehold improvements	16,563	9,327
Furniture	7,892	5,417

	48,925	35,200
Less accumulated depreciation and amortization	(13,578)	(8,475)

	$35,347	$26,725

5.	Intangible Assets and Goodwill

The following table presents detail of our intangible assets, related accumulated amortization and goodwill (in thousands):

	As of May 31, 2007			As of May 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships (2-4 years)	$5,248	$(4,942)	$306	$5,010	$(3,771)	$1,239
Associate and customer database (1-5 years)	1,766	(1,513)	253	1,759	(1,301)	458
Non-compete agreements (1-4 years)	802	(789)	13	802	(730)	72
Developed technology (3 years)	520	(520)	—	520	(490)	30
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,418	$(7,764)	$654	$8,173	$(6,292)	$1,881

The Company recorded amortization expense for the years ended May 31, 2007, 2006 and 2005 of $1,472,000, $1,740,000 and $1,743,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2008 and 2009 is $505,000 and $67,000 respectively. Amortization will cease during fiscal 2009.

The following is a roll forward of the Company’s goodwill balance (in thousands):

Goodwill, as of May 31, 2006	$80,287
Acquisitions	2,886
Impact of foreign currency exchange rate changes	90

Goodwill, as of May 31, 2007	$83,263

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations for the years ended May 31 (in thousands):

	2007	2006	2005

Current
Federal	$35,730	$29,462	$29,292
State	7,709	7,115	6,374
Foreign	4,577	3,946	1,427

	48,016	40,523	37,093

Deferred
Federal	(3,147)	(197)	209
State	(622)	(51)	52
Foreign	(729)	(877)	1,376

	(4,498)	(1,125)	1,637

	$43,518	$39,398	$38,730

The components of the provision for deferred income taxes are as follows for the years ended May 31 (in thousands):

	2007	2006	2005

Allowance for doubtful accounts	$189	$91	$(816)
Property and equipment	(739)	(85)	200
Goodwill and non-compete agreement	1,179	1,039	1,833
Accrued liabilities	(1,574)	(1,368)	(762)
Stock options and restricted stock	(2,789)	—	—
Foreign items	(729)	(877)	1,376
Net operating losses and tax credits	27	40	31
State taxes	(62)	35	(225)

Net deferred income tax provision	$(4,498)	$(1,125)	$1,637

Income before provision for income taxes are as follows for the years ended May 31 (in thousands):

	2007	2006	2005

Domestic	$86,837	$90,374	$88,825
Foreign	11,446	9,621	5,961

	$98,283	$99,995	$94,786

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended May 31:

	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.7%	4.6%	4.4%
Stock options	3.9%	—	—
Other, net	0.7%	(0.2)%	1.5%

Effective tax rate	44.3%	39.4%	40.9%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset (liability) consist of the following as of May 31 (in thousands):

	2007	2006

Deferred tax assets:
Allowance for doubtful accounts	$1,910	$2,099
Accrued compensation	3,374	3,172
Accrued expenses	2,160	786
Stock options and restricted stock	2,789	—
Net operating losses and tax credits	37	10
Foreign items	1,971	1,257
State taxes	643	581
Property and equipment	523	—

	13,407	7,905

Deferred tax liabilities:
Property and equipment	—	(216)
Goodwill and non-compete agreement	(10,394)	(9,215)

	(10,394)	(9,431)

Net deferred tax asset (liability)	$3,013	$(1,526)

The Company had income tax liabilities and receivables of ($5,729,000) and $346,000 as of May 31, 2007 and 2006, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $7,043,000 and $7,384,000 for the years ended May 31, 2007 and 2006, respectively. Such benefit is reflected as additional paid-in capital.

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured for the deferred tax assets, management believes that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $15,659,000 from the Company’s foreign subsidiaries as of May 31, 2007 since these amounts are intended to be indefinitely

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

The Company has foreign net operating loss carryforwards of $7,234,000, of which $413,000 will expire in 2016 and the remaining amount can be carried forward indefinitely.

The Katrina Emergency Tax Relief Act of 2005 and Gulf Opportunity Zone Act of 2005 provided a temporary incentive for companies conducting business within designated zones by allowing an employee retention credit for wages paid during defined periods of inoperability. For the year ended May 31, 2006, the Company reduced the Federal tax expense by using approximately $130,000 of employment retention credits.

7.	Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following as of May 31 (in thousands):

	2007	2006

Accrued salaries and related obligations	$24,937	$20,019
Accrued bonuses	23,620	19,776
Accrued vacation	11,850	9,588

	$60,407	$49,383

8.	Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007. As of May 31, 2007, the Company had $2.5 million available under the terms of the Credit Agreement as Bank of America has issued $500,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement as of May 31, 2007.

9.	Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 3%, 4% and 6% of revenue for the years ended May 31, 2007, 2006 and 2005, respectively.

10.	Stockholders’ Equity

On February 8, 2005, the board of directors approved a two-for-one split of its outstanding common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on February 18, 2005 to receive one share of common stock for every outstanding share of common stock

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held on that date. The 100% stock dividend was distributed on March 1, 2005. All option related information for all prior periods presented have been restated in the accompanying financial statements to reflect this split.

In October 2002, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of our common stock on the open market. During the years ended May 31, 2007 and 2006, the Company repurchased approximately 2.1 million and 685,000 shares of common stock, respectively, on the open market for a total of approximately $60.1 million and $18.1 million, respectively. Such repurchased shares are held in treasury and are presented as if retired, using the cost method. The repurchases made during fiscal 2007 exhausted the previously approved repurchase program. Therefore, in July 2007, the Company’s board of directors approved a new stock repurchase program, authorizing the repurchase of common stock on the open market for up to an aggregate amount of $150 million.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 31, 2007 and 2006, there were 47,777,000 and 48,278,000 shares outstanding of common stock, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding at May 31, 2007 and 2006.

On May 10, 2002, the Company’s board of directors adopted a stockholder rights plan, pursuant to which a dividend of one preferred stock purchase right (the “rights”) was declared for each share of common stock outstanding at the close of business on May 28, 2002. Common stock issued after the record date has the same rights associated. The rights are not exercisable until the Distribution Date, which, unless extended by the Board, is 10 days after a person or group acquires 15% of the voting power of the common stock of the Company or announces a tender offer that could result in a person or group owning 15% or more of the voting power of the common stock of the Company (such person or group, an “Acquiring Person”). Each right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company’s Junior Participating Preferred Stock at a purchase price of $120, subject to certain adjustments.

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

The Company established a defined contribution 401(k) plan (“the plan”) on April 1, 1999, which covers all employees who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 31, 2007, 2006 and 2005, the Company contributed approximately $2.7 million, $2.5 million and $1.5 million, respectively, to the plan as Company matching contributions.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Disclosure of Cash Flow Information

For the years ended May 31 (in thousands):

	2007	2006	2005

Income taxes paid	$34,829	$35,723	$29,605
Non-cash investing and financing activities:
Acquisition of Nordic Spring (2007 and 2005):
Issuance of common stock	$1,520	$—	$719
Issuance of restricted stock	$—	$599	$—

13.	Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 31, 2007, the Company had operating leases, primarily for office premises, expiring at various dates through April, 2016. At May 31, 2007, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

	Operating	Purchase
Years Ending May 31:	Leases	Obligations

2008	$13,004	$1,811
2009	12,448	1,560
2010	12,002	75
2011	9,788	—
2012	5,303	—
Thereafter	10,202	—

Total	$62,747	$3,446

Rent expense for the years ended May 31, 2007, 2006 and 2005 totaled $13,438,000, $9,990,000 and $8,489,000, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company also leases approximately 15,500 square feet to independent third parties of the approximately 56,800 square foot office building purchased in Irvine, California in October 2005. The Company relocated its corporate office and domestic service center to the new location in July 2007. The Company has operating lease agreements with independent third parties expiring through September 2011. Rental income from such third party leases is $332,000, $258,000, $232,000, $215,000 and $73,000 in fiscal 2008, 2009, 2010, 2011 and 2012, respectively.

Employment Agreements

The Company entered into an employment agreement in fiscal 2004 with its Chief Executive Officer. This agreement is effective through 2009. It provides Mr. Murray with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, the respective terms of which extend through 2008. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters if disposed of unfavorably would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

14.	Stock Based Compensation Plans

2004 Performance Incentive Plan

On October 15, 2004, the Company’s stockholders approved the Resources Connection, Inc. 2004 Performance Incentive Plan (the “Plan”). This Plan replaced the Company’s 1999 Long Term Incentive Plan (the “Prior Plan”). Under the terms of the Plan, the Company’s Board of Directors or one or more committees appointed by the Board of Directors will administer the Plan. The Board of Directors has delegated general administrative authority for the Plan to the Corporate Governance, Nominating and Compensation Committee of the Board of Directors.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 5,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005) and the amendment to the Plan approved by stockholders at the Company’s 2006 annual meeting of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 31, 2007, 1,494,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISO”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISO, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. Beginning with grants in fiscal 2007, the Company intends to predominantly grant NQSO to employees in the United States.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the option activity under the Plan and the Prior Plan follows (amounts in thousands except weighted average exercise price):

		Number of	Weighted
	Options	Shares	Average
	Available	Under	Exercise
	for Grant	Option	Price

Options outstanding at May 31, 2004	4,343	8,482	$11.56
Granted, at fair market value	(1,855)	1,855	$23.46
Exercised	—	(1,080)	$8.20
Forfeited	634	(634)	$13.91

Options outstanding at May 31, 2005	3,122	8,623	$14.37
Granted, at fair market value	(2,056)	2,056	$26.95
Exercised	—	(1,365)	$11.32
Forfeited	441	(441)	$18.91

Options outstanding at May 31, 2006	1,507	8,873	$17.52
Granted, at fair market value	(2,052)	2,052	$30.89
Additional options available for grant	1,500	—	—
Exercised	—	(1,200)	$12.62
Forfeited	539	(539)	$22.11

Options outstanding at May 31, 2007	1,494	9,186	$20.88

The following table summarizes significant option groups outstanding as of May 31, 2007 and related weighted average exercise price and life information (number of options and intrinsic value in thousands):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number	Exercise	Life	Intrinsic	Number	Exercise	Life	Intrinsic
Range of Exercise Price per Share	Outstanding	Price	(Years)	Value	Exercisable	Price	(Years)	Value

$1.50 to $2.50	248	$2.08	2.83	$7,391	248	$2.08	2.83	$7,391
$6.00 to $9.24	748	$8.19	4.80	$17,684	744	$8.19	4.80	$17,603
$10.17 to $12.72	934	$12.04	5.73	$18,502	684	$12.02	5.55	$13,561
$13.78 to $14.33	971	$14.13	5.67	$17,192	588	$14.27	5.07	$10,329
$15.38 to $23.49	1,627	$17.38	7.09	$23,528	962	$16.68	6.93	$14,569
$24.46 to $32.35	4,658	$28.32	8.94	$16,409	911	$25.82	8.16	$5,488

	9,186	$20.88	7.39	$100,706	4,137	$15.18	6.07	$68,941

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $31.84 as of May 25, 2007 (the last actual trading day of fiscal 2007), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 31, 2007 and 2006 was $20.5 million and $22.5 million, respectively. The total estimated fair value of shares subject to restricted stock awards that vested during the year ended May 31, 2007 and 2006 was $17.3 million and $15.0 million, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”), allows qualified employees (as defined) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 2,400,000 shares of common stock may be issued under the ESPP. The Company issued 273,000, 169,000 and 141,000 shares of common stock pursuant to the ESPP for the year ended May 31, 2007, 2006 and 2005, respectively. There are 1,312,000 shares of common stock available for issuance under the ESPP as of May 31, 2007.

Valuation and Expense Information under SFAS 123 (R)

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the year ended May 31, 2007 included compensation expense for stock options granted, restricted stock issued and employee stock purchases related to the ESPP prior to, but not yet vested as of, May 31, 2006.

The following table summarizes the impact of the adoption of SFAS 123 (R) (in thousands, except per share amounts):

Year Ended
May 31, 2007

Income before income taxes	$(20,107)

Net income	$(16,695)

Net income per share:
Basic	$(0.35)

Diluted	$(0.31)

The weighted average estimated fair value per share of employee stock options granted during the year ended May 31, 2007 was $16.34 using the Black-Scholes model with the following assumptions:

Year Ended
May 31, 2007

Expected volatility	39.9% - 48.5%
Risk-free interest rate	4.54% - 5.11%
Expected dividends	0.0%
Expected life	5.23 yrs. - 6.25 yrs

As of May 31, 2007, there was $46.9 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 34 months.

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

SFAS 123 (R) requires that the Company recognize compensation expense for only the portion of stock options and restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted under SFAS 123. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Provision for Income Taxes under SFAS 123 (R)

The provision for income taxes increased from $39.4 million for the year ended May 31, 2006 to $43.5 million for the year ended May 31, 2007. During fiscal 2007, the effective tax rate was 44.3% compared to 39.4% during fiscal 2006. As a result of the Company’s adoption of SFAS 123 (R), the Company’s projected effective tax rate increased by 4.7 percentage points for fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain ISO grants until and unless the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the Company’s ESPP if the sale occurs within a certain defined period. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $3.4 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2007.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

The table below reflects pro forma net income and pro forma net income per share for the years ended May 31, 2006 and 2005 as if the Company had recognized compensation cost at the date of grant using the fair value method (in thousands, except per share amounts):

	2006	2005

Net income, as reported	$60,597	$56,056
Stock-based employee compensation expense, net of related tax effects	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,115)	(9,323)

Pro forma net income	$48,554	$46,733

Net income per share:
Basic — as reported	$1.26	$1.19

Basic — pro forma	$1.01	$0.99

Diluted — as reported	$1.17	$1.11

Diluted — pro forma	$0.97	$0.98

For purposes of computing the pro forma amounts, the value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005

Weighted-average expected life	5 to 6 1/4 years	5 years
Annual dividend per share	None	None
Risk-free interest rate	3.34% - 4.85%	3.44% - 4.13%
Expected volatility	49.4% - 50%	50%

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Information and Enterprise Reporting

No single customer accounted for more than 3%, 4% and 6% of revenue for the years ended May 31, 2007, 2006 and 2005, respectively.

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies to the financial statements on this Annual Report on Form 10-K. Summarized information regarding the Company’s domestic and international operations is shown in the following table for the years ended May 31, 2007, 2006 and 2005. Amounts are stated in thousands:

	Revenue for the Years			Long-Lived Assets
	Ended May 31,			as of May 31, (1)
	2007	2006	2005	2007	2006

United States	$561,912	$499,915	$435,167	$29,720	$23,789
The Netherlands	68,720	62,923	54,434	3,020	865
Other	105,259	71,005	48,035	2,607	2,071

Total	$735,891	$633,843	$537,636	$35,347	$26,725

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements.

16.	Subsequent Events

On June 1, 2007, the Company completed the acquisition of Compliance Solutions (UK) Ltd., a United Kingdom based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions. The Company paid approximately $8.2 million for the acquisition, consisting of $5.8 million in cash and $2.4 million in the Company’s stock.

On July 11, 2007, the Company’s Board of Directors approved a special cash dividend of $1.25 per share of common stock, payable on August 21, 2007 to shareholders of record on August 8, 2007. Also, on July 11, 2007, the Board of Directors approved a new stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2007.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2007.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to the information regarding directors appearing under the caption “ELECTION OF DIRECTORS,” to the information regarding executive officers under the caption “EXECUTIVE OFFICERS,” to the information appearing under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and to the information under the caption “AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE REPORT” and “PERFORMANCE GRAPH,” in each case, in the Company’s proxy statement related to its 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 31, 2007.

Number of Securities
Remaining Available for Future
	Number of Securities to be		Issuance Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding Options, Warrants	Price of Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,185,754	$20.88	2,805,862(1)
Equity compensation plans not approved by security holders(2)	20,920	$6.00	—

(1)	Consists of 1,312,000 shares available for issuance under the Company’s Employee Stock Purchase Plan and 1,493,862 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

(2)	Consists of stock options granted to one of the Company’s consultants. The options are fully vested, have an exercise price equal to $6.00, and have an ordinary term that expires on December 13, 2010. The ordinary term of the options may expire earlier in connection with a change in control of the Company, and the number of shares subject to and exercise price of the options are subject to customary adjustments to reflect corporate transactions such as stock splits, recapitalizations, mergers or similar unusual or extraordinary corporate transactions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the proxy statement related to the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under the caption “FEES” in the proxy statement related to the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2007 and 2006
Consolidated Statements of Income for each of the three years in the period ended May 31, 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended May 31, 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2007
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts is included in Note 2 to the Registrant’s Notes to Consolidated Financial Statements.

Schedule I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
4.2	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.4	Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002.)
4.5	Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10.1	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.2	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.4	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.5	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.12	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).
10.16	Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.17	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.18	Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10.19	Employment Agreement, dated April 1, 2004, between Resources Connection, Inc. and Donald B. Murray. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10.20	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006).
10.21	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number	Description of Document

10.22	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.23	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.24	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.25	Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.26	Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.27	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.28	Text of offer letter, dated April 14, 2005 between Anthony Cherbak and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filing of July 15, 2005).
10.29	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*
32.1	Rule 1350 Certification of Chief Executive Officer.*
32.2	Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Resources Connection, Inc.

By:	/s/ Stephen J. Giusto
Stephen J. Giusto
Chief Financial Officer

Date: July 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald B. Murray Donald B. Murray	Chief Executive Officer, President and Director (Principal Executive Officer)	July 25, 2007

/s/ Stephen J. Giusto Stephen J. Giusto	Chief Financial Officer, Executive Vice President of Corporate Development, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	July 25, 2007

/s/ Karen M. Ferguson Karen M. Ferguson	Executive Vice President and Director	July 25, 2007

/s/ Thomas Christopoul Thomas Christopoul	Director	July 25, 2007

/s/ Neil Dimick Neil Dimick	Director	July 25, 2007

/s/ Robert Kistinger Robert Kistinger	Director	July 25, 2007

/s/ A. Robert Pisano A. Robert Pisano	Director	July 25, 2007

/s/ Jolene Sykes Sarkis Jolene Sykes Sarkis	Director	July 25, 2007

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
4.2	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.4	Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002.)
4.5	Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10.1	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.2	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.4	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.5	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.12	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).
10.16	Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.17	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.18	Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10.19	Employment Agreement, dated April 1, 2004, between Resources Connection, Inc. and Donald B. Murray. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10.20	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006).
10.21	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number	Description of Document

10.22	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.23	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.24	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.25	Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.26	Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.27	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.28	Text of offer letter, dated April 14, 2005 between Anthony Cherbak and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filing of July 15, 2005).
10.29	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*
32.1	Rule 1350 Certification of Chief Executive Officer.*
32.2	Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith