Form 10-Q
period 2007-08-31
RESOURCES CONNECTION INC
filed 2007-10-04
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-32113

RESOURCES CONNECTION, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0832424
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
17101 Armstrong Avenue, Irvine, California 92614
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     As of September 28, 2007, 48,312,769 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	August 31, 2007	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,145	$121,095
Short-term investments	40,000	55,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,416 and $4,588 as of August 31, 2007 and May 31, 2007, respectively	109,876	105,146
Prepaid expenses and other current assets	4,406	5,966
Deferred income taxes	8,123	8,123

Total current assets	226,550	295,330
U.S. Government agency securities	54,000	47,000
Goodwill	90,952	83,263
Intangible assets, net	400	654
Property and equipment, net	37,028	35,347
Deferred income taxes	6,350	2,068
Other assets	1,235	799

Total assets	$416,515	$464,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,661	$16,850
Accrued salaries and related obligations	42,693	60,407
Income taxes payable and other liabilities	10,488	10,426

Total current liabilities	66,842	87,683
Other long-term liabilities	4,826	6,301
Deferred income taxes	10,013	7,178

Total liabilities	81,681	101,162

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 51,543 and 50,731 shares issued; and 48,592 and 47,777 outstanding as of August 31, 2007 and May 31, 2007, respectively	515	507
Additional paid-in capital	221,170	199,741
Accumulated other comprehensive gain	3,144	2,629
Retained earnings	192,902	242,628
Treasury stock at cost, 2,951 and 2,954 shares at August 31, 2007 and May 31, 2007, respectively	(82,897)	(82,206)

Total stockholders’ equity	334,834	363,299

Total liabilities and stockholders’ equity	$416,515	$464,461

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months
	Ended
	August 31,
	2007	2006
Revenue	$194,120	$165,107
Direct cost of services, primarily payroll and related taxes for professional services employees	120,631	99,919

Gross profit	73,489	65,188
Selling, general and administrative expenses	53,029	44,798
Amortization of intangible assets	254	418
Depreciation expense	1,875	1,356

Income from operations	18,331	18,616
Interest income	2,542	1,909

Income before provision for income taxes	20,873	20,525
Provision for income taxes	9,291	9,574

Net income	$11,582	$10,951

Net income per common share:
Basic	$0.24	$0.23

Diluted	$0.23	$0.22

Weighted average common shares outstanding:
Basic	48,123	48,143

Diluted	50,411	49,775

Cash dividends declared per share	$1.25	$—

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Three Months Ended
August 31, 2007
COMMON STOCK—SHARES:
Balance at beginning of period	50,731
Exercise of stock options	679
Issuance of common stock under Employee Stock Purchase Plan	143
Cancellation of shares held in treasury	(10)

Balance at end of period	51,543

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$507
Exercise of stock options	7
Issuance of common stock under Employee Stock Purchase Plan	1
Cancellation of shares held in treasury	—

Balance at end of period	$515

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$199,741
Exercise of stock options	8,262
Stock-based compensation expense related to employee stock options and employee stock purchases	6,000
Tax benefit from employee stock option plans	2,708
Issuance of common stock under Employee Stock Purchase Plan	3,871
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	777
Cancellation of shares held in treasury	(189)

Balance at end of period	$221,170

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$2,629
Translation adjustments	515

Balance at end of period	$3,144

RETAINED EARNINGS:
Balance at beginning of period	$242,628
Cash dividends-$1.25 per share	(60,652)
Cumulative impact from adoption of FASB Interpretation No. 48	(656)
Net income	11,582

Balance at end of period	$192,902

TREASURY STOCK—SHARES:
Balance at beginning of period	2,954
Repurchase of shares	74
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	(67)
Cancellation of shares held in treasury	(10)

Balance at end of period	2,951

TREASURY STOCK—COST:
Balance at beginning of period	$(82,206)
Repurchase of shares	(2,255)
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	1,375
Cancellation of shares held in treasury	189

Balance at end of period	$(82,897)

COMPREHENSIVE INCOME:
Net income	$11,582
Translation adjustments	515

Total comprehensive income	$12,097

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended
	August 31,
	2007	2006
Cash flows from operating activities:
Net income	$11,582	$10,951
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,129	1,774
Stock-based compensation expense related to employee stock options and employee stock purchases	6,000	4,701
Excess tax benefits from stock-based compensation	(1,941)	(415)
Deferred income tax benefit	(1,421)	(507)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(3,480)	(2,592)
Prepaid expenses and other current assets	1,619	396
Income taxes payable	1,821	7,243
Other assets	(390)	(182)
Accounts payable and accrued expenses	(3,504)	(3,685)
Accrued salaries and related obligations	(17,993)	(17,891)
Other liabilities	(1,621)	(988)

Net cash used in operating activities	(7,199)	(1,195)

Cash flows from investing activities:
Redemption of long-term investments	7,000	—
Purchase of long-term investments	(14,000)	(13,000)
Redemption of short-term investments	15,000	7,000
Cash used to complete Compliance Solutions (UK) Ltd. transaction	(5,804)	—
Purchases of property and equipment	(3,314)	(2,425)

Net cash used in investing activities	(1,118)	(8,425)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,269	1,331
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,872	2,532
Repurchase of common stock	(2,255)	(14,130)
Excess tax benefits from stock-based compensation	1,941	415
Cash dividends paid	(60,652)	—

Net cash used in financing activities	(48,825)	(9,852)

Effect of exchange rate changes on cash	192	(38)

Net decrease in cash and cash equivalents	(56,950)	(19,510)
Cash and cash equivalents at beginning of period	121,095	88,439

Cash and cash equivalents at end of period	$64,145	$68,929

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three months ended August 31, 2007 and 2006
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
     The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the first quarter of fiscal 2008 and 2007, each consisting of 13 weeks, were August 25, 2007 and August 26, 2006, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or August 31, respectively.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The financial information as of and for the three months ended August 31, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
     The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).
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
     All held-to-maturity securities have remaining maturity dates greater than one year. To secure a higher interest rate on the Company’s investment in government bonds, $54.0 million and $47.0 million in investments classified as long-term as of August 31, 2007 and May 31, 2007, respectively, are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.
Stock-Based Compensation
     The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan, to be based on estimated fair values. The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company applied the provisions of SAB 107 in adopting SFAS 123 (R).
     SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (four years under the Company’s 2004 Performance Incentive Plan). Under SFAS 123 (R),

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the Company determines the estimated fair value of stock options using the Black-Scholes valuation model. SFAS 123 (R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes stock-based compensation expense on a straight-line basis.
     See Note 8 — Stock Based Compensation Plans for further information on stock-based compensation expense and the resulting impact on the provision for income taxes.
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
3. Stockholders’ Equity
     In July 2007, the Board of Directors approved a new stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. This program supersedes the original program approved in October 2002 which authorized the repurchase of up to 3.0 million shares of our common stock. That repurchase program was completed in fiscal 2007. Pursuant to the new stock repurchase program, during the first quarter of fiscal 2008, the Company purchased 73,500 shares of our common stock at an average price of $30.68 per share for approximately $2.3 million.
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
     The following table summarizes the calculation of net income per share for the three months ended August 31, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended August
	31,
	2007	2006
Net income	$11,582	$10,951

Basic:
Weighted average shares	48,123	48,143

Diluted:
Weighted average shares	48,123	48,143
Potentially dilutive shares	2,288	1,632

Total dilutive shares	50,411	49,775

Net income per share:
Basic	$0.24	$0.23
Diluted	$0.23	$0.22

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 3,510,000 and 3,381,000 potential common shares for the three months ended August 31, 2007 and 2006, respectively.
5. Acquisition
     On June 1, 2007, the Company completed the acquisition of Compliance Solutions (UK) Ltd. (“Compliance Solutions”), a United Kingdom-based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions. The Company paid approximately $8.2 million for the acquisition, consisting of $6.0 million in cash and $2.2 million in the Company’s stock.
     In accordance with SFAS No. 141, “Business Combinations,” the Company will allocate the purchase price of Compliance Solutions based on the fair value of the assets acquired and liabilities assumed. As of August 31, 2007, the $8.2 million purchase price has been allocated entirely to goodwill, pending completion of the Company’s valuation study. The Company will consider a number of factors in performing this valuation, including a valuation of the identifiable intangible assets. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.
6. Intangible Assets and Goodwill
     The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of August 31, 2007			As of May 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 — 4 years)	$5,248	$(5,130)	$118	$5,248	$(4,942)	$306
Associate and customer database (1 — 5 years)	1,766	(1,566)	200	1,766	(1,513)	253
Non-compete agreements (1 — 4 years)	802	(802)	—	802	(789)	13
Developed technology (3 years)	520	(520)	—	520	(520)	—
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,418	$(8,018)	$400	$8,418	$(7,764)	$654

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
     The Company recorded amortization expense of $254,000 and $418,000 for the three months ended August 31, 2007 and 2006, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2008 and 2009 is $505,000 and $67,000, respectively. Amortization of the Company’s existing intangible assets with finite lives will be complete as of the end of fiscal 2009.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Segment Reporting
     In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the three months ended
	August 31,		Long-Lived Assets as of
			August 31,	May 31,
	2007	2006	2007(1)	2007(1)
United States	$145,827	$128,198	$30,784	$29,720
The Netherlands	16,462	15,689	3,113	3,020
Other	31,831	21,220	3,131	2,607

Total	$194,120	$165,107	$37,028	$35,347

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements.
8. Stock Based Compensation Plans
     Stock Options and Restricted Stock
     As of August 31, 2007, the Company had outstanding grants under the following share-based compensation plans:
•	2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 5,500,000 new shares of common stock were made available for awards to employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants. Stock options vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of August 31, 2007, 1,463,000 shares were available for award grant purposes under the 2004 Plan.

•	The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. There is a rollover provision to the 2004 Plan if a then-outstanding award expires or terminates without having become vested or exercised.
     The following table summarizes the stock option activity for the three months ended August 31, 2007 (number of options and intrinsic value in thousands):

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares Under Option	Exercise Price	Term (Years)	Intrinsic Value
Options outstanding at May 31, 2007	9,186	$20.88		$100,706
Granted, at fair market value	143	$33.47
Exercised	(679)	$12.19		$14,400
Forfeited	(112)	$26.84

Options outstanding at August 31, 2007	8,538	$21.70	7.32	$78,899

Options exercisable at August 31, 2007	3,757	$15.79	6.00	$55,869

      Stock Based Compensation Expense
     The Company’s income before income taxes for the three months ended August 31, 2007 and 2006 included compensation expense of $6.0 million and $4.7 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the Company’s Employee Stock Purchase Plan (“ESPP”). There were no capitalized share-based compensation costs, for the three months ended August 31, 2007 and 2006.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the three months ended August 31, 2007, excess tax benefits totaled $1,941,000.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on August 31, 2007. This amount will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of stock options exercised for the three months ended August 31, 2007 and 2006 was $14.4 million and $1.5 million, respectively. As of August 31, 2007, there was $51.0 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 34 months.
     Net cash proceeds from stock option exercises for the three months ended August 31, 2007 and 2006 was $8.3 million and $1.3 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     Employee Stock Purchase Plan
     In October 2000, the Company’s stockholders approved the Resources Connection, Inc. Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 143,000 and 273,000 shares of common stock pursuant to this plan for the three months ended August 31, 2007 and the year ended May 31, 2007, respectively. There are 1,169,000 shares of common stock available for issuance under the ESPP as of August 31, 2007.
     Provision for Income Taxes under SFAS 123 (R)
     The provision for income taxes decreased from $9.6 million for the three months ended August 31, 2006 to $9.3 million for the three months ended August 31, 2007. The effective tax rate was 44.5% for the first quarter of fiscal 2008 and 46.6% for the first quarter of fiscal 2007. The effective tax rate declined as a result of the Company being able to recognize a larger tax benefit related to stock-based compensation expense. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.
     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.5 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2008 compared with $516,000 in the same quarter of the prior fiscal year. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. Beginning with grants in fiscal 2007, the Company intends to primarily grant nonqualified stock options to employees in the United States.
9. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective with the first quarter of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $656,000 with a corresponding decrease to retained earnings on June 1, 2007.
     As of June 1 and August 31, 2007, the Company’s total liability for unrecognized gross tax benefits was $656,000, all of which, if ultimately recognized, would favorably impact the effective tax rate in future periods. All of this benefit has been classified as a long-term liability as of August 31, 2007 since it is unlikely that any of the unrecognized tax benefits will change significantly within 12 months.
     The Company’s major income tax jurisdiction is the U.S. For U.S. federal income tax, the Company remains subject to examination for fiscal 2005 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2004 and thereafter. Other major foreign jurisdictions in Europe remain open for fiscal years ended 2002 and thereafter.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. As of June 1, 2007, the Company has provided $64,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.
10. Recent Accounting Pronouncements
     In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11 “EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Shared-Based Payment Awards”. EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year. The Company is analyzing the impact of EITF Issue No. 06-11 on its consolidated financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FAS 115” (“SFAS 159”), which permits companies to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. SFAS 159 establishes presentation and disclosure requirements to clarify the effect of a company’s election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.
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
11. Supplemental cash flow information
     The Statement of Cash Flows for the three months ended August 31, 2007 does not include under the caption “cash flows from investing activities” the non-cash issuance of 66,715 shares of the Company’s common stock held in treasury, representing $2.2 million of the $8.2 million purchase price for Compliance Solutions.
     The Statement of Cash Flows for the three months ended August 31, 2007 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 10,000 shares of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan that was approved by shareholders during the second quarter of fiscal 2007, the Company was no longer able to reissue these shares at a future date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our report on Form 10-K for the year ended May 31, 2007 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview
     Resources Global is a multi-national professional services firm that provides experienced finance and accounting, risk management and internal audit, information management, human capital, supply chain management and legal services professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in:
•	finance and accounting services, such as mergers and acquisitions due diligence, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	human capital services, such as change management and compensation program design and implementation;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management (“SCM”) services, such as leading strategic sourcing efforts, contract negotiations and purchasing strategy; and

•	legal services such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.
     We were founded in June 1996 as a division of Deloitte & Touche and operated as Resources Connection, LLC, a wholly owned subsidiary of Deloitte & Touche, from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s global capabilities.
     Growth in revenue, to date, has generally been the result of establishing offices in major markets. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service lines.

	Number of United States	Number of International
Fiscal Year	Offices Opened	Offices Opened	Service Line Established

1997	Nine		Finance and accounting services

1998	Nine

1999	Ten		Information management services

2000	Four	Three	Human capital services

2001	Nine	One

2002	Two

2003	Six	One	RAS; SCM (via acquisition)

2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic

2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal services

2006	Three	Two opened via acquisition; eight organic

2007	One	Eight organic opened; three consolidation closures

2008	One (corporate headquarters)	Two opened via acquisition
     As of August 31, 2007, we served our clients through 54 offices in the United States and 33 offices abroad.

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
Stock-based Compensation—Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or, under our Employee Stock Purchase Plan (“ESPP”), may make employee stock purchases. Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”).

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
The weighted average estimated fair value per share of employee stock options granted during the three months ended August 31, 2007 was $14.54 using the Black-Scholes model with the following assumptions:

Three months ended
August 31, 2007
Expected volatility	39.9%
Risk-free interest rate	4.90-4.92%
Expected dividends	0.0%
Expected life	5.23 years
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 is an isolated event and not the commencement of a regular dividend policy. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “vanilla option” term for measuring the expected life of stock option grants during the first nine months of fiscal 2007; under this option, a stock option grant with a 10 year contractual life and four year vesting would have an expected life of 6.25 years. After completion of a review of the Company’s historical expected life of stock option grants, the Company modified its expected life to approximately 5.23 years for the grants made subsequent to the third quarter of fiscal 2007. Also, as permitted under SAB No. 107, the Company has used its historical volatility to estimate the expected volatility of the price of its common stock.
     We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenue increased $29.0 million, or 17.6%, to $194.1 million for the three months ended August 31, 2007 from $165.1 million for the three months ended August 31, 2006. The continued expansion of our scope of services and improved overall demand for our services resulted in more billable hours for our associates and an improvement in our average bill rate per hour, which triggered the increase in revenue. We believe our business expanded due in part to increasing market awareness of our ability to provide services. All service lines experienced growth in the first quarter of fiscal 2008 compared to fiscal 2007’s first quarter (except for the RAS service line). We believe one of the reasons for the increase in these types of engagements is that existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes began to engage us for new projects. Though we believe we have improved the awareness of our service offerings with clients and prospective clients in part because of assistance we have provided during the initial years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services.
     Average bill rates improved by 6.2% compared to the prior year average bill rate. The increase in revenue was also driven by the increase in the number of associates on assignment from 2,883 at the end of the first quarter of fiscal 2007 to 3,206 at the end of the first quarter of fiscal 2008. We operated 87 and 81 offices in the first three months of fiscal 2008 and fiscal 2007, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.
     Revenue for the United States (“U.S.”) offices improved 13.7% or $17.6 million from $128.2 million for the three months ended August 31, 2006 to $145.8 million for the three months ended August 31, 2007. Revenue for the Dutch practice improved 5.1% or $800,000, from $15.7 million for the three months ended August 31, 2006 to $16.5 million for the three months ended August 31, 2007. The other international offices’ revenue grew 50.0% or $10.6 million, from $21.2 million for the three months ended August 31, 2006 to $31.8 million for the three months ended August 31, 2007. Revenue growth in the international practices was approximately $2.5 million more in the first quarter of fiscal 2008 compared to fiscal 2007’s first quarter than would have been the case using local currencies, due to the weakening of the U.S. dollar against international currencies.
     Direct Cost of Services. Direct cost of services increased $20.7 million, or 20.7%, to $120.6 million for the three months ended August 31, 2007 from $99.9 million for the three months ended August 31, 2006. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 6.8% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 62.1% and 60.5% for the three months ended August 31, 2007 and 2006, respectively. The direct cost of services percentage increased between the two quarters because the Company granted an extra week of vacation for U.S. associates who met eligibility requirements; client reimbursable expenses increased relative to revenue (client reimbursable expenses have a zero gross margin) as the amount of travel required related to client assignments increased; and conversion fees decreased relative to the first quarter of fiscal 2007 (conversion fees have a 100% gross margin); conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) increased as a percentage of revenue from 27.1% for the quarter ended August 31, 2006 to 27.3% for the quarter ended August 31, 2007. S, G &A increased $8.2 million, or 18.3%, to $53.0 million for the three months ended August 31, 2007 from $44.8 million for the three months ended August 31, 2006. The majority of the increase in S, G & A was a result of the Company hiring additional personnel across the enterprise to support and position the larger organization for potential future revenue growth. Management and administrative headcount grew from 767 at the end of the first quarter of fiscal 2007 to 862 at the end of the first quarter of fiscal 2008. Other factors that contributed to the increase in S, G & A in the 2008 fiscal first quarter compared to the first quarter of fiscal 2007 were: an increase in the amount of stock based compensation expense; an increase in bonus expense as a result of the Company’s improved revenue results; an increase in spending for advertising, as the Company launched a new branding campaign in various U.S. and international business periodicals; and an increase in occupancy and related costs from relocated, expanded or new offices. After considering the improvement in its accounts receivable aging statistics and other qualitative factors, the Company did not recognize any addition to its allowance for doubtful accounts in the first quarter of fiscal 2008.
     Amortization and Depreciation Expense. Amortization of intangible assets decreased to $254,000 in the first quarter of fiscal 2008 compared to $418,000 in the prior year’s first quarter. The Company has not completed an analysis of the allocation of goodwill related to its purchase of Compliance Solutions (UK) Ltd. in the first quarter of fiscal 2008. The Company will consider a number of factors in performing this valuation, including a valuation of identifiable intangible assets but does not expect such a valuation to cause a material change in amortization.
     Depreciation expense increased from $1.4 million for the three months ended August 31, 2006 to $1.9 million for the three months ended August 31, 2007. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since August 2006, and investments in the Company’s new operating system and other information technology. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California for approximately $9.3 million to use as its corporate office and domestic service center. The Company moved to the new location in July 2007. As the Company continues to invest in new offices and in expanded or new space for existing offices, the Company expects that depreciation expense will increase.
     Interest Income. During the first quarter of fiscal 2008, interest income was $2.5 million compared to interest income of $1.9 million in the quarter ended August 31, 2006. The increase in interest income is due to a combination of a higher average cash balance available for investment in the first quarter of fiscal 2008 and the improved interest rates available year over year. In August 2007, the Company paid a special dividend to its shareholders of approximately $61.0 million and, as a result, anticipates that its interest income will decline during fiscal 2008 if rates are constant.
     The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of August 31, 2007, the Company also has $40.0 million of investments in government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date, which are classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds $54.0 million in government-agency bonds with maturity dates in excess of one year from the balance sheet date. These bonds, classified as long-term investments, mature through July 2009, have coupon rates ranging from 5.25% to 5.55% and have been classified in the August 31, 2007 consolidated balance sheet as “held-to-maturity” securities.
     Income Taxes. The provision for income taxes decreased from $9.6 million for the three months ended August 31, 2006 to $9.3 million for the three months ended August 31, 2007. The effective tax rate was 44.5% for the first quarter of fiscal 2008 and 46.6% for the first quarter of fiscal 2007. The effective tax rate declined as a result of the Company being able to recognize a larger tax benefit related to stock-based compensation expense. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.
     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.5 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2008 compared with $516,000 in the same quarter of the prior fiscal year. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. Beginning with grants in fiscal 2007, the Company intends to primarily grant nonqualified stock options to employees in the United States.
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
     The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2007; the Company intends to seek renewal of the Credit Agreement under the same or similar terms. As of August 31, 2007, the Company had $2.5 million available under the terms of the Credit Agreement as Bank of America has issued $500,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.
     Net cash used in operating activities was $7.2 million for the three months ended August 31, 2007 compared to $1.2 million for the three months ended August 31, 2006. Cash used in operations in the first three months of fiscal 2008 resulted from net income of the Company of $11.6 million, adjusted for non-cash items of $4.7 million, and offset by net cash used for changes in operating assets and liabilities of $23.5 million. In the first three months of fiscal 2007, cash provided by operations resulted from net income of the Company of $11.0 million, adjusted for non-cash items of $5.6 million, and offset by net cash used for changes in operating assets and liabilities of $17.7 million. In particular, accrued salaries and related obligations are a significant use of cash during the first quarter of each year when the Company’s prior fiscal year annual bonus payments are made in July. Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of August 31, 2007, the Company had $64.1 million of cash and cash equivalents, $40.0 million of short-term U.S. government agency bonds and $54.0 million of long-term U.S. government agency bonds.
     Net cash used in investing activities was $1.1 million for the first three months of fiscal 2008 compared to $8.4 million in the first three months of fiscal 2007. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments, resulted in a net source of $8.0 million in the first three months of fiscal 2008 compared to a net use of $6.0 million in the first three months of fiscal 2007. During the first quarter of fiscal 2008, the Company purchased Compliance Solutions (UK) Ltd., a United Kingdom based provider of regulatory compliance services, for approximately $8.2 million, including cash of $6.0 million (including cash acquired of $200,000). In addition, the Company spent approximately $3.3 million on property and equipment in the first three months of fiscal 2008, compared to $2.4 million in the first three months of fiscal 2007.
     Net cash used in financing activities totaled $48.8 million for the three months ended August 31, 2007, compared to $9.9 million for the three months ended August 31, 2006. The primary cause of the increase between the two periods was the payment by the Company in August 2007 of a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million. No dividend was paid in the first quarter of fiscal 2007. In addition, the Company also used cash during the three months ended August 31, 2007 and 2006 to repurchase approximately 74,000 and 600,000 shares of the Company’s common stock, respectively, for approximately $2.3 million and $14.1 million, respectively. In the current quarter, the Company received cash from stock option exercises and purchases of common stock through the ESPP of $12.1 million compared to $3.9 million in the corresponding period of fiscal 2007.
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
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the three months ended August 31, 2007 and 2006 and is incorporated herein by reference.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. At the end of the first quarter of fiscal 2008, we had approximately $158.1 million of cash, highly liquid short-term investments and long-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.
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
     For the quarter ended August 31, 2007, approximately 24.9% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
     Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 87% of our balances of cash, short-term investments and long-term investments as of August 31, 2007 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong Dollars, Swedish Krona or Japanese Yen. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of “Accumulated Other Comprehensive Gain”.

     Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of first quarter of fiscal 2008, the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, which was filed with the Securities and Exchange Commission on July 25, 2007. For convenience, our updated risk factors are included in this Item 1A. below. The order in which the risks appear is not intended as an indication of their relative weight or importance.
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
     We have historically used stock options as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of SFAS 123(R) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees could become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees.

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
     Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer. The departure of Mr. Murray or other members of our management team could significantly disrupt our operations. Key members of our senior management team also include Karen M. Ferguson, an executive vice president and president of North American operations; Anthony Cherbak, executive vice president, chief operating officer and acting chief financial officer; John D. Bower, senior vice president, finance; and Kate W. Duchene, chief legal officer and executive vice president of human relations. We do not have employment agreements with Mr. Cherbak, Mr. Bower or Ms. Duchene.

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
If our internal control over financial reporting does not comply with the requirements of Sarbanes, our business and stock price could be adversely affected.
     Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Our management report on internal controls is contained in this Report on Form 10-K. Section 404 also requires our independent registered public accountant to attest to, and report on, management’s assessment of our internal control over financial reporting.
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

     Although our management has determined, and our independent registered public accountant has attested, that internal control over financial reporting was effective as of May 31, 2007, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accountant to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.
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

     The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note — 10 Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our board of directors.
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
     Effective as of the beginning of the first quarter of fiscal 2007, we were required to adopt SFAS 123 (R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated values. Thus, operating results beginning with fiscal 2007 contain a non-cash charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of SFAS 123 (R) generally requires the use of an option-pricing model to determine the value of share-based payment awards. This determination of value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the value of our employee stock options. Although the value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In July 2007, our board of directors approved a new stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock repurchases made during the first quarter of fiscal 2008 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
May 27, 2007 — June 23, 2007	—	$—	—	$—
June 24, 2007 — July 21, 2007	—	$—	—	$150,000,000
July 22, 2007 — August 25, 2007	73,500	$30.68	73,500	$147,745,020

Total May 27, 2007 — August 25, 2007	73,500	$30.68	73,500	$147,745,020

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

Resources Connection, Inc.
Date: October 4, 2007	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: October 4, 2007	/s/ Anthony Cherbak
Anthony Cherbak
Acting Chief Financial Officer and Executive Vice President of Operations (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith