Form 10-Q
period 2007-11-30
RESOURCES CONNECTION INC
filed 2008-01-03
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of December 26, 2007, 45,317,028 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	November 30, 2007	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$103,668	$121,095
Short-term investments	11,000	55,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,113 and $4,588 as of November 30, 2007 and May 31, 2007, respectively	116,621	105,146
Prepaid expenses and other current assets	4,127	5,966
Deferred income taxes	8,123	8,123

Total current assets	243,539	295,330
U.S. Government agency securities	6,000	47,000
Goodwill	91,237	83,263
Intangible assets, net	316	654
Property and equipment, net	38,345	35,347
Deferred income taxes	2,870	2,068
Other assets	1,434	799

Total assets	$383,741	$464,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,873	$16,850
Accrued salaries and related obligations	56,308	60,407
Income taxes payable and other liabilities	6,188	10,426

Total current liabilities	79,369	87,683
Other long-term liabilities	5,708	6,301
Deferred income taxes	5,422	7,178

Total liabilities	90,499	101,162

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 51,722 and 50,731 shares issued; and 45,930 and 47,777 outstanding as of November 30, 2007 and May 31, 2007, respectively	517	507
Additional paid-in capital	229,263	199,741
Accumulated other comprehensive income	5,567	2,629
Retained earnings	205,938	242,628
Treasury stock at cost, 5,792 and 2,954 shares at November 30, 2007 and May 31, 2007, respectively	(148,043)	(82,206)

Total stockholders’ equity	293,242	363,299

Total liabilities and stockholders’ equity	$383,741	$464,461

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended		Ended
	November 30,		November 30,
	2007	2006	2007	2006
Revenue	$206,638	$182,804	$400,758	$347,911
Direct cost of services, primarily payroll and related taxes for professional services employees	127,025	110,152	247,656	210,071

Gross profit	79,613	72,652	153,102	137,840
Selling, general and administrative expenses	55,514	46,658	108,543	91,456
Amortization of intangible assets	84	344	338	762
Depreciation expense	2,007	1,444	3,882	2,800

Income from operations	22,008	24,206	40,339	42,822
Interest income	1,629	2,013	4,171	3,922

Income before provision for income taxes	23,637	26,219	44,510	46,744
Provision for income taxes	10,601	11,562	19,892	21,136

Net income	$13,036	$14,657	$24,618	$25,608

Net income per common share:
Basic	$0.28	$0.30	$0.51	$0.53

Diluted	$0.27	$0.29	$0.49	$0.51

Weighted average common shares outstanding:
Basic	47,315	48,123	48,363	48,133

Diluted	48,754	50,470	50,226	50,123

Cash dividends declared per share	$—	$—	$1.25	$—

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Six Months Ended
November 30, 2007
COMMON STOCK—SHARES:
Balance at beginning of period	50,731
Exercise of stock options	858
Issuance of common stock under Employee Stock Purchase Plan	143
Cancellation of shares held in treasury	(10)

Balance at end of period	51,722

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$507
Exercise of stock options	9
Issuance of common stock under Employee Stock Purchase Plan	1
Cancellation of shares held in treasury	—

Balance at end of period	$517

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$199,741
Exercise of stock options	10,626
Stock-based compensation expense related to employee stock options and employee stock purchases	11,262
Tax benefit from employee stock option plans	3,175
Issuance of common stock under Employee Stock Purchase Plan	3,871
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	777
Cancellation of shares held in treasury	(189)

Balance at end of period	$229,263

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$2,629
Translation adjustments	2,938

Balance at end of period	$5,567

RETAINED EARNINGS:
Balance at beginning of period	$242,628
Cash dividends-$1.25 per share	(60,652)
Cumulative impact from adoption of FASB Interpretation No. 48	(656)
Net income	24,618

Balance at end of period	$205,938

TREASURY STOCK—SHARES:
Balance at beginning of period	2,954
Repurchase of shares	2,915
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	(67)
Cancellation of shares held in treasury	(10)

Balance at end of period	5,792

TREASURY STOCK—COST:
Balance at beginning of period	$(82,206)
Repurchase of shares	(67,401)
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	1,375
Cancellation of shares held in treasury	189

Balance at end of period	$(148,043)

COMPREHENSIVE INCOME:
Net income	$24,618
Translation adjustments	2,938

Total comprehensive income	$27,556

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended
	November 30,
	2007	2006
Cash flows from operating activities:
Net income	$24,618	$25,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,220	3,562
Stock-based compensation expense related to employee stock options and employee stock purchases	11,262	9,363
Excess tax benefits from stock-based compensation	(2,157)	(1,209)
Bad debt expense	—	184
Deferred income tax benefit	(2,304)	(1,535)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(7,658)	(14,410)
Prepaid expenses and other current assets	2,093	120
Income taxes payable	(4,101)	6,130
Other assets	(667)	(132)
Accounts payable and accrued expenses	(1,075)	(1,234)
Accrued salaries and related obligations	(5,271)	(2,080)
Other liabilities	819	(210)

Net cash provided by operating activities	19,779	24,157

Cash flows from investing activities:
Redemption of long-term investments	49,000	12,000
Purchase of long-term investments	(14,000)	(32,000)
Redemption of short-term investments	50,000	18,000
Cash used to complete Compliance Solutions (UK) Ltd. transaction	(6,028)	—
Cash used to complete Nordic Spring transaction	—	(1,488)
Purchases of property and equipment	(6,176)	(4,599)

Net cash provided by (used in) investing activities	72,796	(8,087)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,635	5,957
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,872	2,532
Repurchase of common stock	(67,401)	(14,130)
Excess tax benefits from stock-based compensation	2,157	1,209
Cash dividends paid	(60,652)	—

Net cash used in financing activities	(111,389)	(4,432)

Effect of exchange rate changes on cash	1,387	136

Net (decrease) increase in cash and cash equivalents	(17,427)	11,774
Cash and cash equivalents at beginning of period	121,095	88,439

Cash and cash equivalents at end of period	$103,668	$100,213

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six months ended November 30, 2007 and 2006
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
     The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the second quarter of fiscal 2008 and 2007, each consisting of 13 weeks, were November 24, 2007 and November 25, 2006, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31 or November 30, respectively.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The financial information as of and for the three and six months ended November 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
     All held-to-maturity securities have remaining maturity dates greater than one year. To secure a higher interest rate on the Company’s investment in government bonds, $6.0 million and $47.0 million in investments classified as long-term as of November 30, 2007 and May 31, 2007, respectively, are callable at the discretion of the issuer although their stated maturity dates are greater than one year from the balance sheet date.

Stock-Based Compensation
     The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Resources Connection Inc. Employee Stock Purchase Plan (the “ESPP”), to be based on estimated fair values. The Company adopted SFAS 123 (R) using the modified prospective method, which required the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company applied the provisions of SAB 107 in adopting SFAS 123 (R).
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
     See Note 8 — Stock-Based Compensation Plans for further information on stock-based compensation expense and the resulting impact on the provision for income taxes.
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
3. Stockholders’ Equity
     In July 2007, the Board of Directors approved a new stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. This program supersedes the original program approved in October 2002 and completed in fiscal 2007, which authorized the repurchase of up to 3.0 million shares of our common stock. Pursuant to the new stock repurchase program, during the first six months of fiscal 2008, the Company purchased approximately 2.9 million shares of our common stock at an average price of $23.13 per share for approximately $67.4 million.
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

     The following table summarizes the calculation of net income per share for the three and six months ended November 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended		Six months ended
	November 30,		November 30,
	2007	2006	2007	2006
Net income	$13,036	$14,657	$24,618	$25,608

Basic:
Weighted average shares	47,315	48,123	48,363	48,133

Diluted:
Weighted average shares	47,315	48,123	48,363	48,133
Potentially dilutive shares	1,439	2,347	1,863	1,990

Total dilutive shares	48,754	50,470	50,226	50,123

Net income per share:
Basic	$0.28	$0.30	$0.51	$0.53
Diluted	$0.27	$0.29	$0.49	$0.51
     The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 4,306,000 and 3,388,000 potential common shares for the three months ended November 30, 2007 and 2006, respectively and approximately 3,908,000 and 3,385,000 potential common shares for the six months ended November 30, 2007 and 2006, respectively.
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
     In accordance with SFAS No. 141, “Business Combinations,” the Company will allocate the purchase price of Compliance Solutions based on the fair value of the assets acquired and liabilities assumed. As of November 30, 2007, the $8.2 million purchase price has been allocated entirely to goodwill, pending completion of the Company’s valuation study. The Company is considering a number of factors in performing this valuation, including the valuation of the identifiable intangible assets. Assuming Compliance Solutions was acquired on June 1, 2006, the pro forma impact to the Company’s revenue and net income was insignificant for the six months ended November 30, 2006.
6. Intangible Assets and Goodwill
     The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of November 30, 2007			As of May 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 — 4 years)	$5,248	$(5,160)	$88	$5,248	$(4,942)	$306
Associate and customer database (1 — 5 years)	1,766	(1,620)	146	1,766	(1,513)	253
Non-compete agreements (1 — 4 years)	802	(802)	—	802	(789)	13
Developed technology (3 years)	520	(520)	—	520	(520)	—
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$8,418	$(8,102)	$316	$8,418	$(7,764)	$654

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no indicators of impairment as of November 30, 2007.

     The Company recorded amortization expense of $84,000 and $344,000 for the three months ended November 30, 2007 and 2006, respectively and $338,000 and $762,000 for the six months ended November 30, 2007 and 2006, respectively. Estimated intangible asset amortization expense (based on existing intangible assets and excluding any intangible assets and related amortization that may be identified from the pending reviews of the acquisitions of Compliance Solutions or of Domenica B.V., acquired subsequent to November 30, 2007 — see Note 12 — Subsequent Event) for the years ending May 31, 2008 and 2009 is $505,000 and $67,000, respectively. Amortization of the Company’s identified intangible assets with finite lives will be complete as of the end of fiscal 2009.
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

	Revenue for the three months ended		Revenue for the six months ended
	November 30,		November 30,		Long-Lived Assets as of
					November 30,	May 31,
	2007	2006	2007	2006	2007(1)	2007(1)
United States	$151,042	$138,965	$296,869	$267,163	$31,403	$29,720
The Netherlands	19,431	18,365	35,893	34,054	3,362	3,020
Other	36,165	25,474	67,996	46,694	3,580	2,607

Total	$206,638	$182,804	$400,758	$347,911	$38,345	$35,347

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements.
8. Stock-Based Compensation Plans
     Stock Options and Restricted Stock
     As of November 30, 2007, the Company had outstanding grants under the following share-based compensation plans:
•	2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 5,500,000 new shares of common stock were made available for awards to employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants. Stock options vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of November 30, 2007, 1,633,000 shares were available for award grant purposes under the 2004 Plan.
•	The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. There is a rollover provision to the 2004 Plan if a then-outstanding award expires or terminates without having become vested or exercised.

     The following table summarizes the stock option activity for the six months ended November 30, 2007 (number of options and intrinsic value in thousands):

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares Subject to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 31, 2007	9,186	$20.88	7.39	$100,706
Granted, at fair market value	245	$29.50
Exercised	(858)	$12.39		$16,306
Forfeited	(370)	$26.56

Outstanding at November 30, 2007	8,203	$21.77	7.12	$25,790

Exercisable at November 30, 2007	3,692	$15.97	5.82	$21,688

     Stock-Based Compensation Expense
     The Company’s income before income taxes included compensation expense for the three months ended November 30, 2007 and 2006 of $5.3 million and $4.7 million, respectively, and for the six months ended November 30, 2007 and 2006 of $11.3 million and $9.4 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs, for the three and six months ended November 30, 2007 and 2006.
     Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the six months ended November 30, 2007 and 2006, excess tax benefits totaled $2.2 million and $1.2 million.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 30, 2007. This amount will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of stock options exercised for the six months ended November 30, 2007 and 2006 was $16.3 million and $7.8 million, respectively. As of November 30, 2007, there was $44.3 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 32 months.
     Net cash proceeds from stock option exercises for the six months ended November 30, 2007 and 2006 was $10.6 million and $6.0 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     Employee Stock Purchase Plan
     The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 143,000 and 273,000 shares of common stock pursuant to this plan for the six months ended November 30, 2007 and the year ended May 31, 2007, respectively. There are 1,169,000 shares of common stock available for issuance under the ESPP as of November 30, 2007.

     Provision for Income Taxes under SFAS 123 (R)
     The provision for income taxes decreased from $11.6 million for the three months ended November 30, 2006 to $10.6 million for the three months ended November 30, 2007. The effective tax rate was 44.8% for the second quarter of fiscal 2008 and 44.1% for the second quarter of fiscal 2007. The effective tax rate increased as a result of the Company’s inability to recognize a larger tax benefit relative to the amount of stock-based compensation expense in the second quarter of fiscal 2008. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her options and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.
     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), these potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $958,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2008 compared with $790,000 in the same quarter of the prior fiscal year. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. Beginning with grants in fiscal 2007, the Company began and intends to continue to primarily grant nonqualified stock options to employees in the United States.
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
     As of November 30, 2007, the Company’s total liability for unrecognized gross tax benefits was $667,000, all of which, if ultimately recognized, would favorably impact the effective tax rate in future periods. All of this benefit has been classified as a long-term liability as of November 30, 2007, since it is unlikely that any of the unrecognized tax benefits will change significantly within 12 months.
     The Company’s major income tax jurisdiction is the U.S, with federal income taxes, subject to examination for fiscal 2005 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2004 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2002 and thereafter.
     The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. As of November 30, 2007, the Company has provided $75,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.
10. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change how business combinations are accounted for and will be effective for business combinations the Company consummates on June 1, 2009 and thereafter.
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Shared-Based Payment Awards”. EITF Issue No 06-11

requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year. The Company is analyzing the impact of EITF Issue No. 06-11 on its consolidated financial position.
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
11. Supplemental Cash Flow Information
     The Statement of Cash Flows for the six months ended November 30, 2007 does not include under the caption “cash flows from investing activities” the non-cash issuance of 66,715 shares of the Company’s common stock held in treasury, representing $2.2 million of the $8.2 million purchase price for Compliance Solutions. The Statement of Cash Flows for the six months ended November 30, 2006 does not include under the caption “cash flows from investing activities” the non-cash issuance of 65,170 shares of the Company’s common stock, representing 50% of the $3.0 million purchase price for the remaining 20% of the outstanding shares of Nordic Spring.
     The Statement of Cash Flows for the six months ended November 30, 2007 and 2006 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 10,000 and 289,538 shares, respectively, of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan that was approved by shareholders during the second quarter of fiscal 2007, the Company was no longer able to reissue these shares at a future date.
12. Subsequent Event
     On December 18, 2007, the Company completed the acquisition of Domenica B.V., a Netherlands-based provider of actuarial services to pension and life insurance companies. The Company paid approximately $19.6 million in cash for all of the outstanding shares of Domenica and agreed to make additional earn-out payments based upon the achievement of certain financial metrics for the acquired operations in calendar years ended December 31, 2007 and 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,”

“can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Item 1A-Risk Factors below and in our report on Form 10-K for the year ended May 31, 2007 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.
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

	Number of United States	Number of International
Fiscal Year	Offices Opened	Offices Opened	Service Line Established

1997	Nine		Finance and accounting services

1998	Nine

1999	Ten		Information management services

2000	Four	Three	Human capital services

2001	Nine	One

2002	Two

2003	Six	One	RAS; SCM (via acquisition)

	Number of United States	Number of International
Fiscal Year	Offices Opened	Offices Opened	Service Line Established

2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic

2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal services

2006	Three	Two opened via acquisition; eight organic

2007	One	Eight organic opened; three consolidation closures

2008	Two (including corporate headquarters)	Two opened via acquisition; one organic; two consolidation closures
     As of November 30, 2007, we served our clients through 55 offices in the United States and 32 offices abroad.
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
The weighted average estimated fair value per share of employee stock options granted during the three months ended November 30, 2007 was $10.13 using the Black-Scholes model with the following assumptions:

Three months ended
November 30, 2007
Expected volatility	39.9%
Risk-free interest rate	4.18-4.25%
Expected dividends	0.0%
Expected life	5.23 years
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 is an isolated event. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “vanilla option” term for measuring the expected life of stock option grants during the first nine months of fiscal 2007; under this option, a stock option grant with a 10 year contractual life and four year vesting would have an expected life of 6.25 years. After completion of a review of the Company’s historical expected life of stock option grants, the Company modified its expected life to approximately 5.23 years for the grants made subsequent to the third quarter of fiscal 2007. Also, as permitted under SAB No. 107, the Company has used its historical volatility to estimate the expected volatility of the price of its common stock.
     We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenue increased $23.8 million, or 13.0%, to $206.6 million for the three months ended November 30, 2007 from $182.8 million for the three months ended November 30, 2006. The continued expansion of our scope of services and improved overall demand for our services resulted in more billable hours for our associates and an improvement in our average bill rate per hour, which triggered the increase in revenue. We believe our business expanded due in part to increasing market awareness of our ability to provide services. All service lines experienced growth in the second quarter of fiscal 2008 compared to fiscal 2007’s second quarter (except for the RAS service line). We believe one of the reasons for the increase is that existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes began to engage us for new projects. Although we believe we have improved the awareness of our service offerings with clients and prospective clients in part because of assistance we have provided during the initial years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services or that our provision of such services will increase demand from our existing clients for our other service lines.
     Average bill rates for the three months ended November 30, 2007 improved by 7.1% from the same period in the prior year. The increase in revenue was also driven by the increase in the number of associates on assignment from 3,195 at the end of the second quarter of fiscal 2007 to 3,319 at the end of the second quarter of fiscal 2008. We operated 87 and 82 offices during the second quarters of fiscal 2008 and fiscal 2007, respectively.
     Revenue for the United States (“U.S.”) offices improved 8.6% or $12.0 million from $139.0 million for the three months ended November 30, 2006 to $151.0 million for the three months ended November 30, 2007. Revenue for the Dutch practice improved 5.4% or $1.0 million, from $18.4 million for the three months ended November 30, 2006 to $19.4 million for the three months ended November 30, 2007. The other international offices’ revenue grew 42.0% or $10.7 million, from $25.5 million for the three months ended November 30, 2006 to $36.2 million for the three months ended November 30, 2007. On a constant currency basis, international revenues would have been lower by about $4.9 million in the second quarter of fiscal 2008 using the comparable fiscal 2007 second quarter conversion rates.
     Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.
     Direct Cost of Services. Direct cost of services increased $16.8 million, or 15.2%, to $127.0 million for the three months ended November 30, 2007 from $110.2 million for the three months ended November 30, 2006. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.4% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.5% and 60.3% for the three months ended November 30, 2007 and 2006, respectively. The direct cost of services percentage changed between the two quarters primarily because of vacation accrual expenses related to the Company’s grant of an extra week of vacation for U.S. associates who met eligibility requirements; an increase in direct payroll expenses compared to hourly revenues; and an increase in client reimbursable expenses relative to revenue (client reimbursable expenses have a zero gross margin) as the amount of required travel related to client assignments increased.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) increased as a percentage of revenue from 25.5% for the quarter ended November 30, 2006 to 26.9% for the quarter ended November 30, 2007. S, G &A increased $8.8 million, or 18.8%, to $55.5 million for the three months ended November 30, 2007 from $46.7 million for the three months ended November 30, 2006. The change in S,G & A primarily stems from increased personnel and related benefit costs, in both our domestic and international markets. Management and administrative headcount grew from 766 at the end of the second quarter of fiscal 2007 to 884 at the end of the second quarter of fiscal 2008. After considering its accounts receivable aging statistics and other qualitative factors, the Company did not recognize any addition to its allowance for doubtful accounts in the second quarter of fiscal 2008.
     Amortization and Depreciation Expense. Amortization of intangible assets decreased to $84,000 in the second quarter of fiscal 2008 compared to $344,000 in the prior year’s second quarter. The Company has not completed an analysis of the allocation of goodwill related to its purchase of Compliance Solutions (UK) Ltd. in the first quarter of fiscal 2008 nor its acquisition of Domenica, B.V. subsequent to the end of the second quarter. The Company will consider a number of factors in performing this valuation, including a valuation of identifiable intangible assets but does not expect such a valuation to cause a material impact on its results of operations.
     Depreciation expense increased from $1.4 million for the three months ended November 30, 2006 to $2.0 million for the three months ended November 30, 2007. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since November 2006, and investments in the Company’s operating system and other information technology. Also, in October 2005, the Company completed the purchase of an office building in Irvine, California, for approximately $9.3 million to use as its corporate office and domestic service center. The Company moved to the new location in July 2007. As the Company continues to invest in new offices and in expanded or new space for existing offices, the Company expects that depreciation expense will increase.
     Interest Income. During the second quarter of fiscal 2008, interest income was $1.6 million compared to interest income of $2.0 million in the second quarter of fiscal 2007. The decrease in interest income is the result of a lower average cash balance available for investment in the second quarter of fiscal 2008 offset by improved interest rates compared to the prior year’s second quarter. The Company’s average cash balance declined during the second quarter of fiscal 2008 when the Company used approximately $65.1 million to purchase its common stock. As a result of the use of cash for the stock purchase, as well as a special dividend of approximately $60.7 million paid in the first quarter of fiscal 2008, the Company anticipates that its interest income will decline during the remainder of fiscal 2008 if rates are constant.
     The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of November 30, 2007, the Company also has $11.0 million of investments in commercial paper and government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date, which are classified as short-term investments and considered “held-to-maturity” securities. In addition, the Company also holds a $6.0 million government-agency bond with a maturity date in excess of one year from the balance sheet date. This bond, classified as a long-term investment, matures in December 2008, has a coupon rate of 5.25% and has been classified in the November 30, 2007 consolidated balance sheet as a “held-to-maturity” security.
     Income Taxes. The provision for income taxes decreased from $11.6 million for the three months ended November 30, 2006 to $10.6 million for the three months ended November 30, 2007. The provision declined primarily because of a reduction in the Company’s pretax income in the second quarter of 2008 as compared to the second quarter of fiscal 2007 offset by an increase in the Company’s effective tax rate between the two quarters. The effective tax rate was 44.8% for the second quarter of fiscal 2008 and 44.1% for the second quarter of fiscal 2007. The effective tax rate increased as a result of the Company’s inability to recognize a larger tax benefit relative to the amount of stock-based compensation expense in the second quarter of fiscal 2008. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her options and then sells the shares within a certain period of time. In the second quarter of fiscal 2008, holders of ISOs exercised a smaller amount of options than in the comparable period of the prior year. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.
     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), the potential tax benefits associated with ISO grants that were fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $958,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2008 compared with $790,000 in the same quarter of the prior fiscal year. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. Beginning with grants in fiscal 2007, the Company began and intends to continue to primarily grant nonqualified stock options to employees in the United States.
     Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenue increased $52.9 million, or 15.2%, to $400.8 million for the six months ended November 30, 2007 from $347.9 million for the six months ended November 30, 2006. The continued expansion of our scope of services and improved overall demand for our services resulted in more billable hours for our associates and an improvement in our average bill rate per hour, which triggered the increase in revenue.
     Average bill rates improved by 6.7% for the six months ended November 30, 2007 compared to the average bill rate for the same period in the prior year. The increase in revenue was also driven by the increase in the number of associates on assignment from 3,195 at the end of the second quarter of fiscal 2007 to 3,319 at the end of the second quarter of fiscal 2008. We operated 87 and 82 offices in the first six months of fiscal 2008 and fiscal 2007, respectively.
     Revenue for U.S. offices improved 11.1% or $29.7 million from $267.2 million for the six months ended November 30, 2006 to $296.9 million for the six months ended November 30, 2007. Revenue for the Dutch practice improved 5.3% or $1.8 million, from $34.1 million for the six months ended November 30, 2006 to $35.9 million for the six months ended November 30, 2007. The other international offices’ revenue grew 45.6% or $21.3 million, from $46.7 million for the six months ended November 30, 2006 to $68.0 million for the six months ended November 30, 2007. On a constant currency basis, international revenues would have been lower by about $7.8 million in the first half of fiscal 2008 using the comparable period of fiscal 2007 conversion rates.
     Direct Cost of Services. Direct cost of services increased $37.6 million, or 17.9%, to $247.7 million for the six months ended November 30, 2007 from $210.1 million for the six months ended November 30, 2006. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.0% year-over-year. The direct cost of services percentage was 61.8% and 60.4% for the six months ended November 30, 2007 and 2006, respectively. The direct cost of services percentage changed between the two periods primarily because of vacation accrual expenses related to the Company’s grant of an extra week of vacation for U.S. associates who met eligibility requirements; an increase in direct payroll expenses compared to hourly revenues; an increase in client reimbursable expenses relative to revenue (client reimbursable expenses have a zero gross margin) as the amount of required travel related to client assignments increased; and a decrease in conversion fees relative to the first six months of fiscal 2007 (conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment with a client and have a 100% gross margin).
     Selling, General and Administrative Expenses. S, G & A increased as a percentage of revenue from 26.3% for the six months ended November 30, 2006 to 27.1% for the six months ended November 30, 2007. S, G &A increased $17.0 million, or 18.6%, to $108.5 million for the six months ended November 30, 2007 from $91.5 million for the six months ended November 30, 2006. The change in S,G & A primarily stems from increased personnel and related benefit costs, in both our domestic and international markets. Management and administrative headcount grew from 766 at the end of the second quarter of fiscal 2007 to 884 at the end of the second quarter of fiscal 2008. Other factors that contributed to the increase in S, G & A in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 were an increase in the amount of stock-based compensation expense and an increase in bonus expense as a result of the Company’s improved revenue results.
     Amortization and Depreciation Expense. Amortization of intangible assets decreased to $338,000 in the first six months of fiscal 2008 compared to $762,000 in the prior year’s first six months as certain intangibles are now fully amortized.
     Depreciation expense increased from $2.8 million for the six months ended November 30, 2006 to $3.9 million for the six months ended November 30, 2007. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2006, and investments in the Company’s operating system and other information technology.
     Interest Income. During the first six months of fiscal 2008, interest income was $4.2 million compared to interest income of $3.9 million for the first six months of fiscal 2007. The increase is the result of a higher average balance available for investment in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007, coupled with higher rates in the fiscal 2008 period. However, the Company’s cash balance has been reduced since the beginning of fiscal 2008 primarily because of the payment of approximately $60.7 million in a special dividend to shareholders in August 2007 and the purchase of approximately 2.9 million shares for approximately $67.4 million, primarily in the second quarter.
     Income Taxes. The provision for income taxes decreased from $21.1 million for the six months ended November 30, 2006 to $19.9 million for the six months ended November 30, 2007. The provision declined primarily because of a reduction in the Company’s pretax income in the first half of fiscal 2008 compared to the first half of fiscal 2007 coupled with a decrease in the Company’s effective tax rate between the two quarters. The effective tax rate was 44.7% for the first half of fiscal 2008 and 45.2% for the first half of fiscal 2007. The effective tax rate declined as a result of the Company being able to recognize a larger tax benefit related to stock-based compensation expense in the first half of fiscal 2008. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her options and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.
     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), the potential tax benefits associated with ISO grants that were fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.4 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first half of fiscal 2008 compared with $1.3 million in the first half of fiscal 2007. The timing and amount of eligible disqualifying ISO exercises cannot be predicted.
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
     The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement, which was to expire December 1, 2007, has been renewed through December 1, 2009. As of November 30, 2007, the Company had $2.4 million available under the terms of the Credit Agreement as Bank of America has issued $600,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.
     Net cash provided by operating activities was $19.8 million for the six months ended November 30, 2007 compared to $24.2 million for the six months ended November 30, 2006. Cash provided by operations in the first six months of fiscal 2008 resulted from net income of $24.6 million, adjusted for non-cash items of $11.1 million, and offset by net cash used for changes in operating assets and liabilities of $15.9 million. In the first six months of fiscal 2007, cash provided by operations resulted from net income of the Company of $25.6 million, adjusted for non-cash items of $10.4 million, and offset by net cash used for changes in operating assets and liabilities of $11.8 million. Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the ESPP. As of November 30, 2007, the Company had $103.7 million of cash and cash equivalents, $11.0 million of investments in commercial paper and short-term U.S. government agency bonds and $6.0 million of long-term U.S. government agency bonds.
     Net cash provided by investing activities was $72.8 million for the first six months of fiscal 2008 compared to a net use of cash of $8.1 million in the first six months of fiscal 2007. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments, resulted in a net source of $85.0 million in the first six months of fiscal 2008 compared to a net use of $2.0 million in the first six months of fiscal 2007. The Company utilized some of its portfolio of investments in the first six months of fiscal 2008 to provide funding for the dividend and stock purchases discussed in the financing activities paragraph below. During the first quarter of fiscal 2008, the Company purchased Compliance Solutions (UK) Ltd., a United Kingdom-based provider of regulatory compliance services, for approximately $8.2 million, including cash of approximately $6.0 million. In addition, the Company spent approximately $6.2 million on property and equipment in the first six months of fiscal 2008, compared to $4.6 million in the first six months of fiscal 2007.
     Net cash used in financing activities totaled $111.4 million for the six months ended November 30, 2007, compared to $4.4 million for the six months ended November 30, 2006. The primary cause of the increase between the two periods was the payment by the Company in August 2007 of a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million. No dividend was paid in the first half of fiscal 2007. In addition, the Company also used cash during the six months ended November 30, 2007 and 2006 to repurchase approximately 2.9 million and 600,000 shares of the Company’s common stock, respectively, for approximately $67.4 million and $14.1 million, respectively. In the first half of fiscal 2008, the Company received cash from stock option exercises and purchases of common stock through the ESPP of $14.5 million compared to $8.5 million in the corresponding period of fiscal 2007.
     Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue making investments in capital equipment, primarily technology hardware and software. In addition, we may consider making additional strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell equity securities or secure debt financing. The sale of equity securities or the addition of new debt financing could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the six months ended November 30, 2007 and 2006.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. At the end of the second quarter of fiscal 2008, we had approximately $120.7 million of cash, highly liquid short-term investments and long-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.

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
     For the quarter ended November 30, 2007, approximately 26.9% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
     Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 82% of our balances of cash, short-term investments and long-term investments as of November 30, 2007 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Euros, British Pounds, Hong Kong Dollars, Swedish Krona or Japanese Yen. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of “Accumulated Other Comprehensive Income”.
     Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the second quarter of fiscal 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Recent activity, such as the decline in our stock price and the non-passage of the amendment to approve an increase to the number of shares available for option grants, may make it more difficult for us to effectively use equity compensation as a key component of our employee compensation program. In addition, as a result of our adoption of SFAS 123(R) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees could become more limited due to the possible impact on our results of operations. These developments could make it more difficult to attract, retain and motivate employees.
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
     Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer. The departure of Mr. Murray or other members of our management team could significantly disrupt our operations. Key members of our senior management team, among others, include Karen M. Ferguson, an executive vice president and president of North American operations; Anthony Cherbak, executive vice president and chief operating officer; Kate W. Duchene, chief legal officer and executive vice president of human relations; Nathan W. Franke, executive vice president and chief financial officer; and John D. Bower, senior vice president, finance. We do not have employment agreements with Mr. Cherbak, Ms. Duchene, Mr. Franke or Mr. Bower.
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
     We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for United States and foreign registrations on this service mark. We have previously obtained United States registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002 as well as certain foreign registrations. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the operating company name of Resources Global Professionals. We obtained United States registration on our Resources Global Professionals service mark, Registration No. 3,298,841 registered September 25, 2007. However, our rights to this service mark are not currently protected in some of our foreign registrations, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In July 2007, our board of directors approved a new stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the second quarter of fiscal 2008 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
August 26, 2007 — September 22, 2007	—	$—	—	$—
September 23, 2007 — October 20, 2007	2,360,433	$23.30	2,360,433	$92,750,133
October 21, 2007 — November 24, 2007	480,000	$21.15	480,000	$82,598,899

Total August 26, 2007 — November 24, 2007	2,840,433	$22.94	2,840,433	$82,598,899

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On October 18, 2007, the Company held its annual meeting of stockholders. The following matters were presented to stockholders for approval:
1.	The election of two directors. The vote for each director was as follows:

		Shares
Nominee	Shares For	Withheld
Neil Dimick	42,644,743	1,720,105
Karen M. Ferguson	44,030,701	344,146
     The continuing directors, whose terms of office did not expire at the meeting, are Thomas D. Christopoul, Robert F. Kistinger, Donald B. Murray, A. Robert Pisano and Jolene Sykes Sarkis. (1)
2.	The approval of a proposal to amend the Resources Connection 2004 Performance Incentive Plan to increase the number of shares available for award grants by 2,000,000.

Shares For	Against	Abstain	Broker Non-Votes
15,317,695	26,215,140	14,334	2,817,679
3.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

Shares For	Against	Abstain
44,318,349	39,555	6,943
Item 5. Other Information
      On October 24, 2007, the board of directors announced the election of Anne Shih to fill a vacancy on the Company’s board.

Item 6. Exhibits
     a) Exhibits
10.30	Amendment No. 3 to Loan Agreement, dated November 28, 2007 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

10.31	Text of offer letter, dated November 6, 2007 between Nathan W. Franke and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 8, 2007).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Stephen J. Giusto resigned as a director of the Company and its Chief Financial Officer in September 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.
Date: January 3, 2008	/s/ Donald B. Murray
Donald B. Murray
President and Chief Executive Officer

Date: January 3, 2008	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.30	Amendment No. 3 to Loan Agreement, dated November 28, 2007 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*

10.31
Text of offer letter, dated November 6, 2007 between Nathan W. Franke and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 8, 2007).

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