Form 10-Q
period 2008-02-29
RESOURCES CONNECTION INC
filed 2008-04-03
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of March 27, 2008, 45,498,591 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	February 29, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$81,626	$121,095
Short-term investments	18,000	55,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,904 and $4,588 as of February 29, 2008 and May 31, 2007, respectively	120,140	105,146
Prepaid expenses and other current assets	4,068	5,966
Prepaid income taxes	5,213	—
Deferred income taxes	8,123	8,123

Total current assets	237,170	295,330
U.S. Government agency securities	—	47,000
Goodwill	107,291	83,263
Intangible assets, net	884	654
Property and equipment, net	39,719	35,347
Deferred income taxes	3,383	2,068
Other assets	1,451	799

Total assets	$389,898	$464,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,566	$16,850
Accrued salaries and related obligations	52,095	60,407
Income taxes payable and other liabilities	7,300	10,426

Total current liabilities	78,961	87,683
Other long-term liabilities	6,479	6,301
Deferred income taxes	4,402	7,178

Total liabilities	89,842	101,162

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 52,123 and 50,731 shares issued; and 45,587 and 47,777 outstanding as of February 29, 2008 and May 31, 2007, respectively	521	507
Additional paid-in capital	241,107	199,741
Accumulated other comprehensive income	5,546	2,629
Retained earnings	214,603	242,628
Treasury stock at cost, 6,536 and 2,954 shares at February 29, 2008 and May 31, 2007, respectively	(161,721)	(82,206)

Total stockholders’ equity	300,056	363,299

Total liabilities and stockholders’ equity	$389,898	$464,461

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended		Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Revenue	$202,803	$187,464	$603,561	$535,375
Direct cost of services, primarily payroll and related taxes for professional services employees	127,252	115,938	374,908	326,009

Gross profit	75,551	71,526	228,653	209,366
Selling, general and administrative expenses	57,518	48,577	166,061	140,033
Amortization of intangible assets	211	318	549	1,080
Depreciation expense	2,200	1,563	6,082	4,363

Income from operations	15,622	21,068	55,961	63,890
Interest income	952	2,401	5,123	6,323

Income before provision for income taxes	16,574	23,469	61,084	70,213
Provision for income taxes	7,909	10,370	27,801	31,506

Net income	$8,665	$13,099	$33,283	$38,707

Net income per common share:
Basic	$0.19	$0.27	$0.69	$0.80

Diluted	$0.19	$0.26	$0.67	$0.77

Weighted average common shares outstanding:
Basic	45,616	48,658	48,399	48,312

Diluted	46,547	51,087	49,952	50,565

Cash dividends declared per share	$—	$—	$1.25	$—

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Nine Months Ended
February 29, 2008
COMMON STOCK—SHARES:
Balance at beginning of period	50,731
Exercise of stock options	997
Issuance of common stock under Employee Stock Purchase Plan	405
Cancellation of shares held in treasury	(10)

Balance at end of period	52,123

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$507
Exercise of stock options	10
Issuance of common stock under Employee Stock Purchase Plan	4
Cancellation of shares held in treasury	—

Balance at end of period	$521

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$199,741
Exercise of stock options	12,386
Stock-based compensation expense related to employee stock options and employee stock purchases	17,314
Tax benefit from employee stock option plans	3,167
Issuance of common stock under Employee Stock Purchase Plan	7,911
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	777
Cancellation of shares held in treasury	(189)

Balance at end of period	$241,107

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$2,629
Translation adjustments	2,917

Balance at end of period	$5,546

RETAINED EARNINGS:
Balance at beginning of period	$242,628
Cash dividends-$1.25 per share	(60,652)
Cumulative impact from adoption of FASB Interpretation No. 48	(656)
Net income	33,283

Balance at end of period	$214,603

TREASURY STOCK—SHARES:
Balance at beginning of period	2,954
Repurchase of shares	3,659
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	(67)
Cancellation of shares held in treasury	(10)

Balance at end of period	6,536

TREASURY STOCK—COST:
Balance at beginning of period	$(82,206)
Repurchase of shares	(81,079)
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction	1,375
Cancellation of shares held in treasury	189

Balance at end of period	$(161,721)

COMPREHENSIVE INCOME:
Net income	$33,283
Translation adjustments	2,917

Total comprehensive income	$36,200

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities:
Net income	$33,283	$38,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,631	5,443
Stock-based compensation expense related to employee stock options and employee stock purchases	17,314	14,381
Excess tax benefits from stock-based compensation	(2,221)	(3,084)
Bad debt expense	—	318
Deferred income tax benefit	(4,293)	(2,299)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(7,343)	(18,322)
Prepaid expenses and other current assets	2,586	124
Income taxes payable	(8,046)	6,252
Other assets	(688)	(162)
Accounts payable and accrued expenses	(1,441)	3,582
Accrued salaries and related obligations	(10,480)	(7,010)
Other liabilities	1,845	4,054

Net cash provided by operating activities	27,147	41,984

Cash flows from investing activities:
Redemption of long-term investments	55,000	18,000
Purchase of long-term investments	(14,000)	(59,000)
Redemption of short-term investments	61,000	27,000
Purchase of short-term investments	(18,000)	—
Cash used to purchase Domenica,B.V. net of cash acquired	(17,334)	—
Cash used to complete Compliance Solutions (UK) Ltd. acquisition	(6,028)	—
Cash used to complete Nordic Spring acquisition	—	(1,511)
Purchases of property and equipment	(9,179)	(9,854)

Net cash provided by (used in) investing activities	51,459	(25,365)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,396	11,421
Proceeds from issuance of common stock under Employee Stock Purchase Plan	7,915	5,750
Repurchase of common stock	(81,079)	(14,130)
Excess tax benefits from stock-based compensation	2,221	3,084
Cash dividends paid	(60,652)	—

Net cash (used in) provided by financing activities	(119,199)	6,125

Effect of exchange rate changes on cash	1,124	460

Net (decrease) increase in cash and cash equivalents	(39,469)	23,204
Cash and cash equivalents at beginning of period	121,095	88,439

Cash and cash equivalents at end of period	$81,626	$111,643

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine months ended February 29, 2008 and February 28, 2007
1. Description of the Company and its Business
     Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals who specialize in accounting and finance, information management, human capital, supply chain management, legal services and internal audit and risk management on a project basis. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
     The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The actual quarter end dates for the third quarter of fiscal 2008 and 2007, each consisting of 13 weeks, were February 23, 2008 and February 24, 2007, respectively. For convenience, all references herein to years or periods are to years or periods ended May 31, February 29 or February 28, respectively. Our fourth quarter ending May 31, 2008 will consist of 14 weeks.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The financial information as of and for the three and nine months ended February 29, 2008 and February 28, 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
     The Company had no long-term investments as of February 29, 2008.

Stock-Based Compensation
     The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Resources Connection Inc. Employee Stock Purchase Plan (the “ESPP”), to be based on estimated values. The Company adopted SFAS 123 (R) using the modified prospective method, which required the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company applied the provisions of SAB 107 in adopting SFAS 123 (R).
     SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (four years under the Company’s 2004 Performance Incentive Plan). Under SFAS 123 (R), the Company determines the estimated value of stock options using the Black-Scholes valuation model. SFAS 123 (R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes stock-based compensation expense on a straight-line basis.
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
3. Stockholders’ Equity
     In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Pursuant to this stock repurchase program, during the first nine months of fiscal 2008, the Company purchased approximately 3.7 million shares of our common stock at an average price of $22.17 per share for approximately $81.1 million.
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

     The following table summarizes the calculation of net income per share for the three and nine months ended February 29, 2008 and February 28, 2007 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Net income	$8,665	$13,099	$33,283	$38,707

Basic:
Weighted average shares	45,616	48,658	48,399	48,312

Diluted:
Weighted average shares	45,616	48,658	48,399	48,312
Potentially dilutive shares	931	2,429	1,553	2,253

Total dilutive shares	46,547	51,087	49,952	50,565

Net income per share:
Basic	$0.19	$0.27	$0.69	$0.80
Diluted	$0.19	$0.26	$0.67	$0.77
     The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 4,990,000 and 3,908,000 potential common shares for the three months ended February 29, 2008 and February 28, 2007, respectively, and approximately 4,269,000 and 3,559,000 potential common shares for the nine months ended February 29, 2008 and February 28, 2007, respectively.
5. Acquisitions
          On December 18, 2007, the Company acquired Domenica B.V. (“Domenica”), a Netherlands based provider of actuarial services to pension and life insurance companies. The Company paid cash of approximately $19.4 million for the acquisition.
     In accordance with SFAS No. 141, “Business Combinations,” the Company will allocate the purchase price of Domenica based on the fair value of the assets acquired and liabilities assumed. As of February 29, 2008, the $19.4 million purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill, pending completion of the Company’s valuation study. The Company is considering a number of factors in performing this valuation, including the valuation of the identifiable intangible assets. The goodwill and other identified intangibles recognized in this transaction are not deductible for tax purposes. Assuming Domenica was acquired on June 1, 2006, the pro forma impact to the Company’s revenue and net income was insignificant for the nine months ended February 28, 2007 and February 29, 2008.
     The purchase agreement of Domenica also requires additional earn-out payments as follows: 1) for calendar year 2007, if Domenica’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) exceed 2.5 million Euros, then an amount equal to EBITDA less 400,000 Euros; 2) for calendar year 2008, if Domenica’s EBITDA exceed 2.5 million Euros, then an amount equal to EBITDA less 600,000 Euros. The first earn-out calculation is expected to be completed in the fourth quarter of fiscal 2008.
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
     The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”. Under SFAS No. 141, the Company allocated the purchase price of Compliance Solutions based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. During the quarter ended February 29, 2008, the Company completed its valuation study after considering a number of factors, including the valuation of the identifiable intangible assets. The total intangible assets acquired included approximately $7.1 million of goodwill, $16,000 for a non-compete agreement and $763,000 for customer relationships. The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes. The non-compete agreement will be amortized over one year and the customer relationships over five years.

     Assuming Compliance Solutions was acquired on June 1, 2006, the pro forma impact to the Company’s revenue and net income was insignificant for the nine months ended February 28, 2007.
6. Intangible Assets and Goodwill
     The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of February 29, 2008			As of May 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 — 5 years)	$6,011	$(5,304)	$707	$5,248	$(4,942)	$306
Associate and customer database (1 — 5 years)	1,766	(1,675)	91	1,766	(1,513)	253
Non-compete agreements (1 — 4 years)	818	(814)	4	802	(789)	13
Developed technology (3 years)	520	(520)	—	520	(520)	—
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$9,197	$(8,313)	$884	$8,418	$(7,764)	$654

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no indicators of impairment as of February 29, 2008.
     The Company recorded amortization expense of $211,000 and $318,000 for the three months ended February 29, 2008 and February 28, 2007, respectively, and $549,000 and $1.1 million for the nine months ended February 29, 2008 and February 28, 2007, respectively. See Note 5-Acquisitions regarding additions to intangible assets in the third quarter of fiscal 2008 related to the acquisition of Compliance Solutions. Estimated intangible asset amortization expense (based on existing intangible assets and excluding any intangible assets and related amortization that may be identified from the pending review of the acquisition of Domenica) for the years ending May 31, 2008, 2009, 2010, 2011 and 2012 is $673,000, $221,000, $153,000, $153,000 and $153,000, respectively.
7. Segment Reporting
     In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates in one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the three months ended		Revenue for the nine months ended		Long-Lived Assets as of
	February 29,	February 28,	February 29.	February 28,	February 29,	May 31,
	2008	2007	2008	2007	2008(1)	2007(1)
United States	$146,999	$142,060	$443,868	$409,223	$32,217	$29,720
The Netherlands	22,612	17,458	58,505	51,512	3,470	3,020
Other	33,192	27,946	101,188	74,640	4,032	2,607

Total	$202,803	$187,464	$603,561	$535,375	$39,719	$35,347

(1)	Long-lived assets are comprised of building and land, computers and equipment, furniture and leasehold improvements and construction in progress.
8. Stock-Based Compensation Plans
     Stock Options and Restricted Stock
     As of February 29, 2008, the Company had outstanding grants under the following share-based compensation plans:
•	2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 5,500,000 new shares of common stock were made available for awards to employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants. Stock options vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of February 29, 2008, 1,704,000 shares were available for award grant purposes under the 2004 Plan.
•	The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. There is a rollover provision to the 2004 Plan if a then-outstanding award expires or terminates without having become vested or exercised.

     The following table summarizes the stock option activity for the nine months ended February 29, 2008 (number of options and intrinsic value in thousands):

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares Subject to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 31, 2007	9,186	$20.88	7.39	$100,706
Granted, at fair market value	396	$24.95
Exercised	(997)	$12.43		$17,187
Forfeited	(591)	$26.19

Outstanding at February 29, 2008	7,994	$21.74	6.93	$11,169

Exercisable at February 29, 2008	5,121	$18.09	6.07	$11,160

     Stock-Based Compensation Expense
     The Company’s income before income taxes included compensation expense for the three months ended February 29, 2008 and February 28, 2007 of $6.1 million and $5.0 million, respectively, and for the nine months ended February 29, 2008 and February 28, 2007 of $17.3 million and $14.4 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs for the three and nine months ended February 29, 2008 and February 28, 2007.
     Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the nine months ended February 29, 2008 and February 28, 2007, excess tax benefits totaled $2.2 million and $3.1 million, respectively.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 29, 2008. This amount will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of stock options exercised for the nine months ended February 29, 2008 and February 28, 2007 was $17.2 million and $9.2 million, respectively. As of February 29, 2008, there was $37.8 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 30 months.
     Net cash proceeds from stock option exercises for the nine months ended February 29, 2008 and February 28, 2007 was $12.4 million and $11.4 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     Employee Stock Purchase Plan
     The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 405,000 and 273,000 shares of common stock pursuant to this plan for the nine months ended February 29, 2008 and the year ended May 31, 2007, respectively. There are 907,000 shares of common stock available for issuance under the ESPP as of February 29, 2008.

     Provision for Income Taxes under SFAS 123 (R)
     The provision for income taxes decreased from $10.4 million for the three months ended February 28, 2007 to $7.9 million for the three months ended February 29, 2008. The effective tax rate was 47.7% for the third quarter of fiscal 2008 and 44.2% for the third quarter of fiscal 2007. The effective tax rate increased as a result of the Company’s inability to recognize a larger tax benefit relative to the amount of stock-based compensation expense in the third quarter of fiscal 2008. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her options and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.
     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), the potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.2 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2008 compared with $1.0 million in the same quarter of the prior fiscal year. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. Beginning with grants in fiscal 2007, the Company began and intends to continue to primarily grant nonqualified stock options to employees in the United States.
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
     As of February 29, 2008 and June 1, 2007, the Company’s total liability for unrecognized gross tax benefits was $678,000 and $656,000 respectively, which, if ultimately recognized would impact the effective tax rate in future periods. All of the unrecognized tax benefit at June 1, 2007 was classified as long-term liability. As of February 29, 2008, the unrecognized tax benefit included $470,000 classified as long-term liability and $208,000 classified as short-term liability. The $208,000 classified as short term liability at February 29, 2008 results from US federal and state positions that are in their last year of the statute of limitations. An estimate of the range of reasonably possible change cannot be made at this time.
     The Company’s major income tax jurisdiction is the U.S, with federal income taxes, subject to examination for fiscal 2005 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2004 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2002 and thereafter.
     The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. As of February 29, 2008, the Company has provided $86,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.
10. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders’ equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company currently has no noncontrolling interests that would require application of the pronouncement at the date of required implementation.
     In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change how business combinations are accounted for and will be effective for business combinations the Company consummates on June 1, 2009 and thereafter.
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
11. Supplemental Cash Flow Information
     The Statement of Cash Flows for the nine months ended February 29, 2008 does not include under the caption “cash flows from investing activities” the non-cash issuance of 66,715 shares of the Company’s common stock held in treasury, representing $2.2 million of the $8.2 million purchase price for Compliance Solutions. The Statement of Cash Flows for the nine months ended February 28, 2007 does not include under the caption “cash flows from investing activities” the non-cash issuance of 65,170 shares of the Company’s common stock, representing 50% of the $3.0 million purchase price for the remaining 20% of the outstanding shares of Nordic Spring.
     The Statement of Cash Flows for the nine months ended February 29, 2008 and February 28, 2007 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 10,000 and 289,538 shares, respectively, of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan that was approved by shareholders during the second quarter of fiscal 2007, the Company was no longer able to reissue these shares at a future date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 31, 2007 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.
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

	Number of United States	Number of International
Fiscal Year	Offices Opened	Offices Opened	Service Line Established

1997	Nine		Finance and accounting services

1998	Nine

1999	Ten		Information management services

2000	Four	Three	Human capital services

2001	Nine	One

2002	Two

2003	Six	One	RAS; SCM (via acquisition)

	Number of United States	Number of International
Fiscal Year	Offices Opened	Offices Opened	Service Line Established

2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic

2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal services

2006	Three	Two opened via acquisition; eight organic

2007	One	Eight organic opened; three consolidation closures

2008	Three (including corporate headquarters)	Three opened via acquisition; one organic; two consolidation closures
     As of February 29, 2008, the Company served our clients through 56 offices in the United States and 33 offices abroad.
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
Stock-based Compensation—Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or, under our Employee Stock Purchase Plan (“ESPP”), may make employee stock purchases. Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires that the Company estimate the value of employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in the application of SFAS 123 (R) in future periods, the compensation expense recorded under SFAS 123 (R) may differ materially from the amount recorded in the current period.
The weighted average estimated value per share of employee stock options granted during the three months ended February 29, 2008 was $7.15 using the Black-Scholes model with the following assumptions:

Three months ended
February 29, 2008
Expected volatility	39.9%
Risk-free interest rate	3.28%
Expected dividends	0.0%
Expected life	5.23 years
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

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenue increased $15.3 million, or 8.2%, to $202.8 million for the three months ended February 29, 2008 from $187.5 million for the three months ended February 28, 2007. An improvement in our average bill rate per hour was the primary cause of the increase in revenue. All the service lines experienced growth in the third quarter of fiscal 2008 compared to fiscal 2007’s third quarter (except for the RAS and human capital service lines). Although we believe we have improved the awareness of our service offerings with clients and prospective clients in part because of assistance we have provided during the initial years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services or that our provision of such services will increase demand from our existing clients for our other service lines.
     Average bill rates for the three months ended February 29, 2008 improved by 8.6% from the same period in the prior year. The number of associates on assignment at the end of the third quarter of fiscal 2007 of 3,142 increased to 3,272 at the end of the third quarter of fiscal 2008; however, although the number of associates at the end of the third quarter of fiscal 2008 was higher, the total number of hours worked during the two quarters was about the same. The Company operated 89 and 82 offices during the third quarters of fiscal 2008 and fiscal 2007, respectively.
     Revenue for the United States (“U.S.”) offices improved 3.4% or $4.9 million from $142.1 million for the three months ended February 28, 2007 to $147.0 million for the three months ended February 29, 2008. Revenue for the Dutch practice improved 29.1% or $5.1 million, from $17.5 million for the three months ended February 28, 2007 to $22.6 million for the three months ended February 29, 2008. The Dutch practice includes the results of Domenica, B.V. (“Domenica”), a Netherlands based provider of actuarial services to pension and life insurance companies from the date of acquisition, December 18, 2007. The other international offices’ revenue grew 19.0% or $5.3 million, from $27.9 million for the three months ended February 28, 2007 to $33.2 million for the three months ended February 29, 2008. On a constant currency basis, international revenues (including the Netherlands) would have been lower by about $4.3 million in the third quarter of fiscal 2008 using the comparable fiscal 2007 third quarter conversion rates.
     Revenue in the third quarter of fiscal 2008 of $202.8 million was $3.8 million less than in the second quarter of fiscal 2008. The traditional holiday season impacted hours worked by associates and we believe we lost six to seven days of billable time compared to a non-holiday period. In addition, the Company’s rate of increase in weekly hours worked slowed compared to the prior quarter.
     Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.
     Direct Cost of Services. Direct cost of services increased $11.4 million, or 9.8%, to $127.3 million for the three months ended February 29, 2008 from $115.9 million for the three months ended February 28, 2007. The increase in direct cost of services was primarily attributable to the increase in our associates average pay rates; overall, the average pay rate per hour increased by 9.0% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 62.8% and 61.8% for the three months ended February 29, 2008 and February 28, 2007, respectively. The direct cost of services percentage changed between the two quarters primarily because of vacation accrual expenses related to the Company’s grant of an extra week of vacation for U.S. associates who met eligibility requirements—effective beginning in the first quarter of fiscal 2008; and an increase in direct hourly payroll expenses compared to hourly revenues.
     The cost of compensation and related benefits offered to the associates of our international offices has been greater as a percentage of revenue than our domestic operations. In addition, international offices use typically more expensive independent contractors more extensively. Thus, the direct cost of services percentage of our international offices has usually exceeded our domestic operation’s targeted direct cost of services percentage of 60%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) increased as a percentage of revenue from 25.9% for the quarter ended February 28, 2007 to 28.4% for the quarter ended February 29, 2008. S, G &A increased $8.9 million, or 18.3%, to $57.5 million for the three months ended February 29, 2008 from $48.6 million for the three months ended February 28, 2007. The change in S,G & A primarily stems from increased personnel and related benefit costs, in both our domestic and international markets. Management and administrative headcount grew from 790 at the end of the third quarter of fiscal 2007 to 887 at the end of the third quarter of fiscal 2008. After considering its accounts receivable aging statistics and other qualitative factors, the Company did not recognize any addition to its allowance for doubtful accounts in the third quarter of fiscal 2008 compared to a $134,000 addition in the third quarter of fiscal 2007.
     Amortization and Depreciation Expense. Amortization of intangible assets decreased to $211,000 in the third quarter of fiscal 2008 compared to $318,000 in the prior year’s third quarter. Amortization decreased in the third quarter of fiscal 2008 compared to the prior year’s third quarter as amortization was complete on certain intangible assets. This decrease was offset by the Company completing its valuation study during the third quarter of fiscal 2008 of its June 2007 purchase of Compliance Solutions (UK) Ltd. The Company considered a number of factors in performing this study, including the valuation of the identifiable intangible assets. The total intangible assets acquired included approximately $7.1 million of goodwill, $16,000 for a non-compete agreement and $763,000 for customer relationships. The non-compete agreement will be amortized over one year and the customer relationships over five years. The Company has not completed an analysis of the allocation of the purchase price related to its acquisition of Domenica, B.V. on December 18, 2007. The Company will consider a number of factors in performing this valuation, including a valuation of identifiable intangible assets but does not expect such a valuation to have a material impact on its results of operations.
     Depreciation expense increased from $1.6 million for the three months ended February 28, 2007 to $2.2 million for the three months ended February 29, 2008. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since February 2007, and investments in the Company’s operating system and other information technology. As the Company continues to invest in new offices and in expanded or new space for existing offices, the Company expects that depreciation expense will increase.
     Interest Income. During the third quarter of fiscal 2008, interest income was $952,000 compared to interest income of $2.4 million in the third quarter of fiscal 2007. The decrease in interest income is the result of a lower average cash balance available for investment in the third quarter of fiscal 2008 and declining interest rates compared to the prior year’s third quarter. The Company’s average cash balance declined during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 as the Company used approximately $81.1 million to purchase its common stock; paid a special dividend of approximately $60.7 million in the first quarter of fiscal 2008; and used approximately $19.4 million to acquire Domenica in December 2007. As a result of these uses of cash, the Company anticipates that its interest income will decline in the fourth quarter of fiscal 2008 if rates are constant.
     The Company has invested available cash in money market and commercial paper investments that have been classified as cash equivalents due to the short maturities of these investments. As of February 29, 2008, the Company also has $18.0 million of investments in commercial paper with remaining maturity dates between three months and one year from the purchase date, which are classified as short-term investments and considered “held-to-maturity” securities.
     Income Taxes. The provision for income taxes decreased from $10.4 million for the three months ended February 28, 2007 to $7.9 million for the three months ended February 29, 2008. The provision declined primarily because of a reduction in the Company’s pretax income in the third quarter of 2008 as compared to the third quarter of fiscal 2007 offset by an increase in the Company’s effective tax rate between the two quarters. The effective tax rate was 47.7% for the third quarter of fiscal 2008 and 44.2% for the third quarter of fiscal 2007. The effective tax rate increased as a result of the Company’s inability to recognize a larger tax benefit relative to the amount of stock-based compensation expense in the third quarter of fiscal 2008. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her options and then sells the shares within a certain period of time. In the third quarter of fiscal 2008, holders of ISOs exercised a smaller amount of options than in the comparable period of the prior year. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.

     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), the potential tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.2 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2008 compared with $1.0 million in the same quarter of the prior fiscal year. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. Beginning with grants in fiscal 2007, the Company began and intends to continue to primarily grant nonqualified stock options to employees in the United States.
     Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.
Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenue increased $68.2 million, or 12.7%, to $603.6 million for the nine months ended February 29, 2008 from $535.4 million for the nine months ended February 28, 2007. The continued expansion of our scope of services and improved overall demand for our services in fiscal 2008 resulted in more billable hours for our associates and an improvement in our average bill rate per hour, which triggered the increase in revenue.
     Average bill rates improved by 7.2% for the nine months ended February 29, 2008 compared to the average bill rate for the same period in the prior year. The increase in revenue was also driven by the increase in the number of associates on assignment from 3,142 at the end of the third quarter of fiscal 2007 to 3,272 at the end of the third quarter of fiscal 2008. At the end of the first nine months of fiscal 2008 and fiscal 2007, we operated 89 and 82 offices, respectively.
     Revenue for U.S. offices improved 8.5% or $34.7 million from $409.2 million for the nine months ended February 28, 2007 to $443.9 million for the nine months ended February 29, 2008. Revenue for the Dutch practice improved 13.6% or $7.0 million, from $51.5 million for the nine months ended February 28, 2007 to $58.5 million for the nine months ended February 29, 2008. The Dutch practice includes the revenue of Domenica, a Netherlands based provider of actuarial services to pension and life insurance companies from the date of acquisition, December 18, 2007. The other international offices’ revenue grew 35.7% or $26.6 million, from $74.6 million for the nine months ended February 28, 2007 to $101.2 million for the nine months ended February 29, 2008. On a constant currency basis, international revenues (including the Netherlands) would have been lower by about $11.5 million in the first nine months of fiscal 2008 using the comparable period of fiscal 2007 conversion rates.
     Direct Cost of Services. Direct cost of services increased $48.9 million, or 15.0%, to $374.9 million for the nine months ended February 29, 2008 from $326.0 million for the nine months ended February 28, 2007. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.6% year-over-year. The direct cost of services percentage was 62.1% and 60.9% for the nine months ended February 29, 2008 and February 28, 2007, respectively. The direct cost of services percentage changed between the two periods primarily because of vacation accrual expenses related to the Company’s grant of an extra week of vacation for U.S. associates who met eligibility requirements—effective beginning the first quarter of fiscal 2008; and an increase in direct payroll expenses compared to hourly revenues.
     Selling, General and Administrative Expenses. S, G & A increased as a percentage of revenue from 26.1% for the nine months ended February 28, 2007 to 27.5% for the nine months ended February 29, 2008. S, G &A increased $26.1 million, or 18.6%, to $166.1 million for the nine months ended February 29, 2008 from $140.0 million for the nine months ended February 28, 2007. The change in S,G & A primarily stems from increased personnel and related benefit costs, in both our domestic and international markets. Management and administrative headcount grew from 790 at the end of the third quarter of fiscal 2007 to 887 at the end of the third quarter of fiscal 2008. Other factors that contributed to the increase in S, G & A in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 were an increase in the amount of stock-based compensation expense and an increase in bonus expense as a result of the Company’s improved revenue results.

     Amortization and Depreciation Expense. Amortization of intangible assets decreased to $549,000 in the first nine months of fiscal 2008 compared to $1.1 million in the prior year’s first nine months as certain intangibles are now fully amortized.
     Depreciation expense increased from $4.4 million for the nine months ended February 28, 2007 to $6.1 million for the nine months ended February 29, 2008. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2006, and investments in the Company’s operating system and other information technology.
     Interest Income. During the first nine months of fiscal 2008, interest income was $5.1 million compared to interest income of $6.3 million for the first nine months of fiscal 2007. The decrease is the result of a lower average balance available for investment in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, coupled with lower rates in the fiscal 2008 period. The Company’s average cash balance declined during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 because the Company used approximately $127.0 million to purchase its common stock since February 2007; paid a special dividend of approximately $60.7 million in the first quarter of fiscal 2008; and used approximately $19.4 million to acquire Domenica in December 2007.
     Income Taxes. The provision for income taxes decreased from $31.5 million for the nine months ended February 28, 2007 to $27.8 million for the nine months ended February 29, 2008. The provision declined primarily because of a reduction in the Company’s pretax income in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 offset by an increase in the Company’s effective tax rate between the two periods. The effective tax rate was 45.5% for the first nine months of fiscal 2008 and 44.9% for the first nine months of fiscal 2007. The effective tax rate increased because the Company’s pre-tax income declined from $70.2 million for the nine months ended February 28, 2007 to $61.1 million for the nine months ended February 29, 2008; as a result, the percentage impact of the Company’s inability to recognize a potential tax benefit for certain ISO grants under SFAS 123 (R) is greater than in the previous year. Under SFAS 123 (R), the Company cannot recognize a potential tax benefit for certain ISOs unless and until the holder exercises his or her options and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.
     As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), the potential tax benefits associated with ISO grants that were fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $3.6 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first nine months of fiscal 2008 compared with $2.3 million in the first nine months of fiscal 2007. The timing and amount of eligible disqualifying ISO exercises cannot be predicted.
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
     The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of February 29, 2008, the Company had $2.4 million available under the terms of the Credit Agreement as Bank of America has issued $600,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.

     Net cash provided by operating activities was $27.1 million for the nine months ended February 29, 2008 compared to $42.0 million for the nine months ended February 28, 2007. Cash provided by operations in the first nine months of fiscal 2008 resulted from net income of $33.3 million, adjusted for non-cash items of $17.4 million, and offset by net cash used for changes in operating assets and liabilities of $23.6 million. In the first nine months of fiscal 2007, cash provided by operations resulted from net income of the Company of $38.7 million, adjusted for non-cash items of $14.8 million, and offset by net cash used for changes in operating assets and liabilities of $11.5 million. Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the ESPP. As of February 29, 2008, the Company had $81.6 million of cash and cash equivalents and $18.0 million of investments in “A1” or “A1+” rated commercial paper.
     Net cash provided by investing activities was $51.5 million for the first nine months of fiscal 2008 compared to a net use of cash of $25.4 million in the first nine months of fiscal 2007. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments, resulted in a net source of $84.0 million in the first nine months of fiscal 2008 compared to a net use of $14.0 million in the first nine months of fiscal 2007. The Company utilized some of its portfolio of investments in the first nine months of fiscal 2008 to provide funding for the dividend and stock purchases discussed in the financing activities paragraph below. During fiscal 2008, the Company purchased Compliance Solutions (UK) Ltd., a United Kingdom-based provider of regulatory compliance services, for approximately $8.2 million, including cash of approximately $6.0 million, and Domenica, a Netherlands-based provider of actuarial services to pension and life insurance companies for approximately $19.4 million (excluding cash acquired of $2.1 million). In addition, the Company spent approximately $9.2 million on property and equipment in the first nine months of fiscal 2008, compared to $9.9 million in the first nine months of fiscal 2007.
     Net cash used in financing activities totaled $119.2 million for the nine months ended February 29, 2008, compared to a source of cash of $6.1 million for the nine months ended February 28, 2007. The primary cause of the change between the two periods was the payment by the Company in August 2007 of a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million. No dividend was paid in the first nine months of fiscal 2007. In addition, the Company also used cash during the nine months ended February 29, 2008 and February 28, 2007 to repurchase approximately 3.7 million and 600,000 shares of the Company’s common stock, respectively, for approximately $81.1 million and $14.1 million, respectively. In the first nine months of fiscal 2008, the Company received cash from stock option exercises and purchases of common stock through the ESPP of $20.3 million compared to $17.2 million in the corresponding period of fiscal 2007.
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
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the nine months ended February 29, 2008 and February 28, 2007.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. At the end of the third quarter of fiscal 2008, we had approximately $99.6 million of cash and highly liquid short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. All income generated from these current investments is recorded as interest income.
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
     For the quarter ended February 29, 2008, approximately 27.5% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
     Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 72% of our balances of cash and short-term investments as of February 29, 2008 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Euros, Japanese Yen, Hong Kong Dollars, British Pound Sterling or Swedish Krona. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of “Accumulated Other Comprehensive Income”.
     Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the third quarter of fiscal 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 29, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, which was filed with the Securities and Exchange Commission on July 25, 2007. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.
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
     Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Section 404 also requires our independent registered public accountant to attest to, and report on, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In July 2007, our board of directors approved a new stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the third quarter of fiscal 2008 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
November 25, 2007 — December 22, 2007	450,000	$18.32	450,000	$74,354,899
December 23, 2007 — January 19, 2008	293,868	$18.49	293,868	$68,920,838
January 20, 2008 — February 23, 2008	—	$—	—	$68,920,838

Total November 25, 2007 — February 23, 2008	743,868	$18.39	743,868	$68,920,838

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.

Date: April 3, 2008	/s/ Donald B. Murray

Donald B. Murray
President and Chief Executive Officer

Date: April 3, 2008	/s/ Nathan W. Franke

Nathan W. Franke
Chief Financial Officer and
Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith