Form 10-K
period 2008-05-31
RESOURCES CONNECTION INC
filed 2008-07-30
CIK 1084765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
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

Registrant’s telephone number, including area code:
(714) 430-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Rights to Purchase Junior Participating Preferred Stock	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 23, 2007, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $896,380,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 22, 2008, there were approximately 45,083,313 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

ii

In this Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals”, “Resources Global,” “company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal year ended May 31, 2008 consisted of 53 weeks. The fiscal years ended May 26, 2007 and May 27, 2006 consisted of 52 weeks.

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

Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, , including those made in Item 1A of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We do not intend, and undertake no obligation to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

iii

PART I

ITEM 1.	BUSINESS.

Overview

Resources Connection is a multi-national professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company provides experienced finance, accounting, risk management and internal audit, information management, human resources, supply chain management, actuarial and legal services professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public-entity reporting and tax-related projects;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	human capital services, such as change management and compensation program design and implementation;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management (“SCM”) services, such as strategic sourcing efforts, contracts negotiation and purchasing strategy; and

•	actuarial services, such as for pension and life insurance companies;

•	legal services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We were founded in June 1996 by a team at Deloitte & Touche LLP (“Deloitte & Touche”), led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte & Touche and Karen M. Ferguson, president of our North American operations, among others. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout.

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

As of May 31, 2008, we employed 3,490 professional service associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. Based upon an internal survey conducted in June 2008, and completed by 64% of our active associates, 46% of our active associates are CPAs (including 45% of our associates in the United States), 41% have advanced professional degrees, and the average years of professional experience is approximately 24. We offer our associates careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of more than 2,400 clients during fiscal 2008, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients have included more than eighty-four of the companies that have been in the Fortune 100. We have grown revenues from

$202.0 million in fiscal 2003 to $840.3 million in fiscal 2008, a five-year compound annual growth rate, or CAGR, of 33.0%, and our income from operations over the same period has increased from $20.2 million to $84.5 million, a five-year CAGR of 33.1%. We have been profitable every year since inception. As of May 31, 2008, we served our clients through 56 offices in the United States and 33 offices abroad.

During our first three years of operations, our offices were located only in the United States. As the Company evolved, we have increased our presence in other regions around the world. During fiscal 2008, we acquired two companies with operations in Europe: Compliance Solutions, a United Kingdom-based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions; and Domenica B.V. (“Domenica”), a Netherlands based provider of actuarial services to pension and life insurance companies. In Germany, we closed our temporary office in Düsseldorf and opened an office in Frankfurt. We also opened offices in the United States in Tulsa, Oklahoma; Raleigh, North Carolina; and Richmond, Virginia, while consolidating our office in Grand Rapids, Michigan into our Detroit, Michigan operation. During fiscal 2007, we opened our first two offices in Mexico (Mexico City and Tijuana); our first office in Germany (Düsseldorf); our first office in Italy (Milan); and additional offices in Japan (Nagoya); Canada (Montreal); United Kingdom (Edinburgh); People’s Republic of China (Shanghai); and the United States (Glenview, Illinois). While much of our growth in countries outside of the United States has resulted from the establishment of new Resources Global offices, we also completed a number of acquisitions prior to fiscal 2008 to build our presence and to serve our multinational clients around the world (including acquisitions prior to fiscal 2008 in the Netherlands, Australia, Sweden and India).

We are a multi-national company with offices in twenty countries. Revenue for the Company’s major practice areas was as follows (in thousands):

	Revenue for the Year
	Ended			% of Total
	May 31,	May 26,	%	May 31,	May 26,
	2008	2007	Change	2008	2007

North America	$627,914	$571,239	9.9%	74.7%	77.6%
Europe	171,728	131,316	30.8%	20.4%	17.9%
Asia Pacific	40,643	33,336	21.9%	4.9%	4.5%

Total	$840,285	$735,891	14.2%	100.0%	100.0%

We believe our distinctive culture is a valuable asset and is, in large part, due to our management team, which has extensive experience in the professional services industry. Most of our senior management and office managing directors have Big Four experience and an equity interest in our Company. This team has created a culture of professionalism that we believe fosters in our associates a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service to our clients.

Industry Background

Demand for Project Professional Services

Resources Global’s services cover a range of professional areas, with over 50% of revenues derived from accounting and finance-related services. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. Because of the corporate scandals documented in the media over the last several years, we believe the market for professional services is changing rapidly and that companies may be more willing to choose alternatives to traditional professional service providers. We believe Resources Global is a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

•	strategically access specialized skills and expertise;

•	effectively supplement internal resources;

•	increase labor flexibility; and

•	reduce their overall hiring, training and termination costs.

Typically, companies use a variety of alternatives to fill their project needs. Companies outsource entire projects to consulting firms; this provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Four accounting firms or other traditional professional services firms; however, these arrangements are on an ad hoc basis and have been increasingly limited by regulatory concerns focused on external auditor independence. Companies use temporary employees from traditional and Internet-based staffing firms, who may be less experienced or less qualified than employees from professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

Supply of Project Professionals

Concurrent with the growth in demand for outsourced professional services, we believe, based on demographic trends in the U.S. and discussions with our associates, that the number of professionals seeking to work on a project basis has increased due to a desire for:

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

Resources Global Professionals’ Solution

We believe that Resources Global is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that Resources Global provides clients seeking project professionals with high-quality services because we are able to combine all of the following:

•	a relationship-oriented approach to assess our clients’ project needs;

•	highly qualified professionals with the requisite skills and experience;

•	competitive rates on an hourly, instead of a per project, basis; and

•	significant client control of their projects.

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced finance, accounting, risk management and internal audit, human capital, supply chain management, information management and legal services professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek associates and management with talent, integrity, enthusiasm and loyalty (“TIEL”) to strengthen our team and support our ability to provide clients with high-quality services.

We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting clients.

•	Hire and retain highly qualified, experienced associates. We believe our highly qualified, experienced associates provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber associates. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and associates enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify associates with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two statistics: 1) during fiscal 2008, all of our fifty largest clients used more than one service line and 86% of those top fifty clients used three or more service lines; and 2) all of our largest 50 clients in fiscal 2006 remained clients in fiscal 2008 and 84% of our top 50 clients in 2003 were still clients in 2008.

•	Build the Resources Global brand. Our objective is to build Resources Global’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 3,490 associates on assignment as of May 31, 2008 and 876 management and administrative employees. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Global brand.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe we have significant opportunity for continued strong organic growth in our core business in addition to growth generated through our strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional initiative work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with industry trends, they may continue to increase the amount they spend on these services. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and associates and through referrals from existing clients. In addition, we believe we will attract new clients by building our brand name and reputation and through our national and local marketing efforts. The number of clients we serve has continued to increase, climbing from about 2,200 in 2007 to over 2,400 in fiscal 2008. In addition, the number of clients we served with client service revenues in excess of one million-dollars increased from 146 in fiscal 2007 to 176 in fiscal 2008. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multi-national companies.

•	Expanding geographically. We have been expanding geographically to meet the demand for project professional services across the world. We believe, based upon our clients’ requests, that there are significant opportunities to continue to grow our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may add to our existing domestic office network on an opportunistic basis when our existing clients have a need or if there is a new client opportunity.

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

Associates

We believe that an important component of our success has been our highly qualified and experienced associates. As of May 31, 2008, we employed or contracted with 3,490 associates on assignment. Our associates have professional experience in a wide range of industries and functional areas. We provide our associates with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering choice concerning work schedules and more control over choosing client engagements.

Almost all of our associates in the United States are employees of Resources Global. We typically pay each associate an hourly rate for each client service hour worked and, in some circumstances, limited administrative time, plus overtime premiums as required by law, and offer benefits, including: paid time off and holidays; referral bonus programs; group medical, dental and vision programs, each with an approximate 30-50% contribution by the associate; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, an associate must work a threshold number of hours to be eligible for all of these benefits. We also have a long-term incentive plan for our associates that provides the opportunity to earn an annual cash bonus vesting over time. In addition, we offer our associates the ability to participate in the Company’s Employee Stock Purchase Plan, which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs.

Internationally, our associates are a mix between employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2008, we served more than 2,400 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2008, our largest client accounted for less than 3% of our revenue and our 10 largest clients accounted for approximately 14% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2008.

AIG	Makita
Autoliv	McKesson Corporation
BP	Office Depot
Burger King	SONY
ConocoPhillips	Sotheby’s
Delta Air Lines	Tyco
Expedia, Inc.	Zurich North America Commercial
Kaiser Permanente

Services and Products

Resources Global was founded with a business model and operating philosophy rooted in the support of client-led projects and initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple service lines: Finance and Accounting, Human Capital, Information Management, Legal Services, Internal Audit and Risk Management, Actuarial Services and Supply Chain Management. We also provide content management through our web-based application, policyIQ®.

Finance and Accounting

Our Finance and Accounting services encompass accounting operations, financial reporting, internal controls, financial analyses and business transactions. Clients utilize our services to bring accomplished talent to bear on change initiatives as well as day-to-day operational issues; we provide specialized skills and then transfer knowledge to clients in order to help them leverage their own personnel. Resources Global helps organizations to manage peak workload periods, add specific skill sets to certain projects, or have access to full project teams for a specific initiative.

Project examples include:

•	restatements of previously issued financial statements;

•	implementation of new accounting standards;

•	post-merger and acquisition integration;

•	external financial reporting and internal management reporting;

•	financial analyses, such as product costing and margin analyses;

•	remediation of internal control weaknesses;

•	business process improvement; and

•	interim accounting management roles, such as chief financial officer, controller and director of accounting.

In addition, we may assist with merger and acquisition projects, including divestitures and carve outs. Our finance and accounting associates assist with the following functions for clients involved in divestitures and carve outs:

•	preparation of public filings related to the transactions;

•	carve out audits; and

•	providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board (“FASB”).

Sample Engagement — Transition to IFRS:  We are assisting a Canadian public company with a complex legal organizational structure, including international operations, with its transition from US generally accepted accounting principles (“GAAP”) and Canadian GAAP to International Financial Reporting Standards (“IFRS”). In April 2008, the Canadian Accounting Standards Board adopted IFRS in Canada, with a mandatory transition date for public enterprises effective for fiscal years beginning on or after January 1, 2011.

Our project team is assisting the client with a three-phase transition methodology. In phase I (already completed), the diagnostic phase, we developed a timeline for the transition process, identifying major milestones and deliverables required throughout the process, and a preliminary project plan transition overlay. In addition, we performed a diagnostic analysis of high-level issues expected to develop from the transition and prepared mock financial statements (using the Company’s 2007 annual report) adjusted to reflect the application of IFRS.

In future phases, we will develop a comprehensive list of detailed steps necessary to prepare the first complete IFRS financial statements and will document issues and solutions for integrating changes necessary in the Company’s underlying financial systems and processes.

Sample Engagement — Large-Scale Restatement:  We provided 20 professionals to assist one of the nation’s largest mortgage and real estate corporations with a multi-year accounting restatement, helping to analyze, document and improve core areas of the organization’s accounting. Our professionals assisted by:

•	managing teams that analyzed historical accounting practices and developed appropriate policies to ensure compliance with GAAP and FASB statements;

•	developing tools to generate correct accounting entries;

•	liaising between internal accounting teams and external auditors to field questions and facilitate progress of the audit;

•	performing critical processes to complete successful filing of restated financial statements for prior year periods as well as the current period under audit; and

•	performing account reconciliations in a variety of areas, including complex mortgage banking transactions as well as more routine processes, such as accounts payable and straight-line rent calculations.

Sample Engagement — Stock Option Accounting:  We provided more than 20 professionals to assist a software company with a review of its historical stock option accounting. Two of the four project teams were led by Resources associates, who had responsibility for delivery of our services as well as interfacing with both the client’s external auditors and forensic auditors appointed by the Board of Director’s Special Committee. In addition, subsequent to filing its restated Form 10-K, the client was acquired by a Fortune 50 company and one of our professionals served as the lead on the finance team integration. Our professionals also assisted this client by:

•	determining, based on forensic evidence and guidance from the Securities and Exchange Commission (“SEC”), the appropriate measurement date for thousands of stock options grants;

•	gathering and analyzing specific equity data through analysis of records from human resources, legal and finance departments as well as other sources;

•	identifying, compiling and determining the appropriate technical accounting treatment for various stock option modifications based upon accounting rules in place at the date of modification;

•	assisting with the calculation of historical compensation expense charges;

•	documenting findings of equity issues in technical white papers;

•	preparing SEC and other regulatory filings associated with the restatement;

•	performing additional technical research and documentation on non-equity accounting issues identified during the forensic review; and

•	documenting and testing internal controls as part of Sarbanes compliance requirements.

Human Capital

Associates in our Human Capital practice apply project management and business analysis skills to help solve the human resource aspects of business problems while working under the client’s direction as members of the project team. The two primary areas of our Human Capital practice are change management and human resources operations and technology.

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

Our project managers and technical professionals helped execute a multi-phased implementation plan, assisted with market pricing, helped realign roles and responsibilities, and redesigned the company’s compensation strategy. In addition, we helped the client transition to a consumer-driven healthcare-focused company by providing guidance regarding plan design, internal communications, and a training plan rollout. We worked directly with the CEO on all internal and external corporate communications.

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

Information Management

Our Information Management practice provides planning and execution support for designing and implementing project management offices, and for implementing and optimizing system initiatives related to: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; human resource information systems; disaster recovery and business continuity; core accounting and cost systems; financial reporting systems and business analysis.

Our Information Management associates work under the client’s direction on a variety of projects related to, among other things:

•	project management;

•	strategic and operational reporting;

•	business performance management;

•	system selection / implementation / optimization / stabilization;

•	data conversion and testing;

•	business continuity planning;

•	business analysis and business process improvement;

•	information technology (“IT”) audit;

•	IT strategy and governance;

•	interim IT management; and

•	change management / communication and training.

Sample Engagement — Large Scale SAP Implementation:  An aerospace and defense industry contractor required assistance in installing and implementing various modules using the SAP business suite for more than 4,400 employees in multiple locations across the United. States. Resources provided a team of functional experts who assisted with the planning, design and roll-out of the SAP system. In addition, our Information Management professionals helped cleanse and transform data, trained users, performed financial analyses, documented the control environment for Sarbanes compliance and backfilled various positions in accounting, finance, procurement and human resource departments.

Sample Engagement — Improvement of IT projects success rate:  A Fortune 500 multinational corporation undertook an initiative to improve the success rate of its enterprise-wide and business unit specific IT related projects by applying effective project management and business analysis best practices. Resources’ experienced Information Management professionals helped develop and implement a consistent approach to plan and execute projects, including:

•	consolidation of 486 data centers into two main sites;

•	implementation of infrastructure initiatives and best practices;

•	validation of vendor charges on hardware invoices; and

•	streamlined the order process and maintenance of printers and copiers worldwide.

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

Our associates assisted by:

•	designing and building a global consolidations and reporting application;

•	acting as a call center to support field offices on first and second shifts during parallel and go-live sessions;

•	developing Sarbanes compliance best practices and documentation; and

•	designing a cost-allocation method for the newly consolidated data centers.

Legal Services

Our Legal Services practice helps clients drive and execute their legal, risk management and regulatory initiatives. Many of the legal professionals in this group have significant experience working at international law firms, as well as in-house legal departments. Our legal professionals operate under our clients’ direction as members of clients’ legal teams and work on legal projects related to, among other things:

•	assisting with mergers and acquisitions, divestitures and joint ventures;

•	supporting quarterly and annual SEC filings, annual proxy statements and annual reports;

•	assisting with commercial transactions, investigations, litigation, real estate and employment matters;

•	supporting all aspects of corporate governance and regulatory compliance;

•	handling day-to-day corporate legal department matters;

•	backfilling positions on an interim basis during leaves of absence or attrition; and

•	implementing and optimizing legal department processes and procedures.

Sample Engagement — Assistance with Divestiture:  A publicly traded pharmaceutical company shifted its core product strategy from developing treatments for a wide range of chronic diseases to concentrating on a small core suite of products. The shift necessitated a significant change in the company’s senior management team and business plan, including termination of the research, development and marketing of a commercial drug and divestiture of a national sales and distribution business and sales force. The company previously used outside counsel to perform various “one-time” legal functions.

We provided a Legal Services professional who was a former public company general counsel with significant experience in corporate restructurings and business turnarounds, including divesting assets and downsizing companies. Leveraging his experience, our professional assisted outside counsel in selling one of the company’s commercial drug products and its related national sales force. Our professional also provided assistance in subleasing the company’s research and development facilities, resolving various vendor and supplier disputes and resolving royalty and other disputes under license and supply agreements.

Sample Engagement — Acquisition Preparation Assistance:  Having recently consolidated over twenty separate private businesses, a private company needed help preparing a multi-billion dollar bid for an acquisition involving private equity investors. In order to meet the strict time schedule established by the potential buyers, the client had to complete pre-acquisition due diligence and corporate clean-up, as well as prepare disclosures on the legal aspects of its recent consolidation. In addition, the client had to manage the simultaneous due diligence efforts of nine separate bidders.

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

Sample Engagement — Legal Department Support:  A client faced an unexpected employee reorganization, leading to reductions in legal department personnel and possible delinquencies in its SEC reporting requirements. Our Legal Services professional helped by:

•	assisting the client’s legal and finance team in the preparation of portions of various SEC filings, including Forms 10-K, 10-Q and 8-K;

•	assisting the client’s legal team in reviewing and revising the client’s stock option plans;

•	assisting the client’s senior management in complying with their SEC reporting obligations with respect to equity transactions;

•	preparing summaries and policy statements on new accounting/SEC issues, including Sarbanes compliance; and

•	improving the internal systems and regulatory procedures.

Resources Audit Solutions (RAS): Corporate Governance, Risk Management, Internal Audit and Sarbanes Compliance Services

Our RAS practice assists our clients with a variety of governance, risk management, internal audit, and compliance initiatives, including:

•	Co-Sourced Internal Audit: working with client internal audit departments, we provide a variable resource to the client’s staff, adding subject matter expertise, benchmarking processes against best practices and executing projects. In particular, we can assist with the execution of audit plans including operational, financial, compliance and third party contract audits; providing associates with specialized skills such as IT audit; assisting in the development and execution of remediation plans for deficiencies noted; and helping execute special projects such as risk assessments and fraud investigations;

•	Royalty, Licensing and Contracts Auditing: working in today’s increasingly complex and regulated business environment, we assist clients in determining vendor and customer compliance with contractual obligations. We help determine whether vendors are adhering to pricing formulas, customers are remitting according to terms for licensing, franchisees are correctly calculating fees and internal contract calculations are accurate. Specifically we can assist with royalty and license audits; vendor audits; franchisee audits; and contract management and compliance audits;

•	Policy Management: we help clients develop a process to more effectively and efficiently distribute, monitor and manage financial reporting-related policies, often utilizing policyIQ, our proprietary web-based solution for enterprise-wide policy development and management;

•	Sarbanes and Other Compliance Initiatives Support: assisting project management teams, business units and corporate functions around the world, we help with compliance efforts related to Sarbanes including: project management support; documenting existing business processes, practices, and workflows; identifying internal controls, testing internal controls and remediating deficiencies, including changes to policies and procedures; and planning and implementation of an ongoing Sarbanes compliance process for subsequent years. In addition, we help with other complex compliance initiatives, including J-SOX, HIPAA and Gramm Leach Bliley; and

•	Enterprise Risk Management: assisting clients with enterprise risk management related projects, we develop and enhance policies and procedures for identifying, assessing and monitoring risks and controls, and alignment of disparate risk and control monitoring and compliance activities.

Sample Engagement-Contract Review, Remediation, and Process Improvement:  We were engaged to assist a Global 100 company with determining and documenting the full extent of non-compliance with agreements with wholesalers, resellers and dealers. We determined that the company’s contract generation process had inadequate controls and that many agreements were drafted outside of the normal approval process. The initial scope of the project grew from a review of 5,000 contracts to over 25,000 as the lack of fundamental controls became apparent.

During and after the contract review process, our Resources professionals helped the client institute efficient but effective controls around contract administration and to rebuild its contract database and integrate it into the company’s master database system.

Sample Engagement-Contract Review, Remediation, and Process Improvement:  We were engaged to complete the review of more than 33,000 contract documents for a Fortune 500 integrated energy company. This three-phase project included:

•	establishing a joint practice management office with the client for program and project management with weekly status reporting against metrics and key deliverables;

•	identification, scoping and definition of production metrics and project timeline development;

•	development of a custom database to manage project coordination;

•	design and development of a comprehensive contract review program;

•	definition, design and testing of custom system requirements used to support the program; and

•	design and delivery of a comprehensive training program for client and associate teams.

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

Supply Chain Management

Our Supply Chain Management practice offers help in the planning, maintenance and troubleshooting of complex client supply chain systems. Our professionals help work as part of a client team to reduce the total cost of ownership and improve business performance. Specifically, our services include:

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

Sample Engagement — Review of Sourcing of Operating Supplies:  Our client was a large mid-west energy company. The company believed that a better sourcing of operating supplies could make a significant contribution to efficiency and profitability. After assessing the company’s supply chain function, our Resources professionals provided leadership and expertise to elevate the client’s sourcing capability. Specifically, we helped form a supply chain steering committee, performed a complete inventory reconciliation, implemented strategic sourcing, developed an alliance management program with key suppliers and designed and implemented a program to simplify SAP system repetitive tasks.

Sample Engagement — Business Process Review:  Our Resources team of supply chain professionals helped a global Fortune 25 company in their Procure-to-Pay and Order-to-Cash process review and to improve their analytical and transaction processes. A major focus of this initiative was to help sustain growth, create value, increase competitive performance and enhance customer service through more efficient and integrated business processes. The scope of this process review included:

•	commercial optimization;

•	plant maintenance;

•	transportation;

•	manufacturing;

•	customer service design;

•	pricing;

•	order to cash; and

•	purchase to pay.

Sample Engagement — Facilities Implementation Assistance:  A major health and life insurance company required assistance with and expertise in real estate facilities construction and management. We helped:

•	assist with sourcing activities for a $180 million construction project to add additional floors to an existing headquarters building without interrupting 24/7 operations;

•	develop sourcing strategies and prepare Requests for Proposals for other major capital facilities projects;

•	conduct supplier conferences and worked with client project teams to negotiate pricing;

•	conduct project reviews for senior management of Real Estate/Facilities and Corporate Strategic Sourcing departments; and

•	generate estimated savings of approximately $1.8 million.

policyIQ

Delivered via the web, policyIQ is our proprietary content management product for documenting, managing and communicating all types of business information, including policies and procedures, Sarbanes documentation, training documentation and other types of business content. Project teams, departments and entire companies use policyIQ in place of shared directories, e-mail and intranet sites to more effectively manage different types of content including:

•	Finance and Accounting: accounting policies, financial reporting procedures, SEC regulations, bank account reconciliations, Sarbanes-Oxley Section 302 certifications and 404 documentation;

•	Information Management: disaster recovery plans, help desk procedures, system “how to’s,” system access request forms, change management documentation;

•	Internal Audit: risk assessment, audit test plans, testing documentation, management action plans, audit committee charter and meeting minutes;

•	Human Capital: employee handbook, benefits information and frequently asked questions, new hire and other employee forms, candidate or employee evaluations;

•	Supply Chain: vendor qualification, procurement policies and procedures, executed contracts, transaction documentation; and

•	Legal: Code of Conduct and other compliance documentation including employee sign-offs, safe harbor and privacy protective policies, ethics policies, contract templates and agreement repository.

Sample clients using our web-based content management system include:

•	A Fortune 1000 manufacturer of tools, diagnostics and equipment solutions requested help in developing a system to provide quick access to over 10,000 pages of policies and procedures, including Sarbanes documentation, to over 300 employees spread across the globe. policyIQ provided a tool to consolidate all of the required information in one location, thus improving efficiencies in time and effort required to share and update Sarbanes documentation. The company’s external auditors were able to access the information without interrupting the local business units.

•	A publicly traded manufacturing company needed a tool to help simplify its document review and approval processes as well as resolve issues with version control. The principal drivers were cost, ease of use, flexibility and reliability. The company launched policyIQ, worldwide, ahead of schedule.

•	A consulting and software organization purchased policyIQ to help manage Sarbanes documentation. The conversion of its 302-certification process to policyIQ and management of the testing rollover process in policyIQ have yielded significant time savings.

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

From our corporate headquarters in Irvine, California, we provide our North American and certain of our international offices with centralized administrative, marketing, finance, human resources, information technology, legal and real estate support. Our financial reporting is centralized in our corporate service center. This center also handles billing, accounts payable and collections, and administers human resources services including employee compensation and benefits administration. During fiscal 2006, we established a service center in our Utrecht, Netherlands office to provide centralized finance, human resources, information technology, payroll and legal support to our European offices. In addition, in the United States, Canada and Mexico, we have a corporate networked information technology platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and associate development.

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

Competition

We operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms;

•	local, regional, national and international accounting firms;

•	independent contractors;

•	specialized divisions of traditional and Internet-based staffing firms; and

•	the in-house resources of our clients.

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

Employees

As of May 31, 2008, we had a total of 4,366 employees, including 876 corporate and local office employees and 3,490 professional services associates. Our employees are not covered by any collective bargaining agreements.

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

•	provide our associates with either full-time or flexible-time employment;

•	obtain the type of challenging and high-quality projects that our associates seek;

•	pay competitive compensation and provide competitive benefits; and

•	provide our associates with flexibility as to hours worked and assignment of client engagements.

We cannot assure you that we will be successful in accomplishing any of these factors and, even if we are, that we will be successful in attracting and retaining the number of highly qualified and experienced associates necessary to maintain and grow our business.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees has become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees.

In addition, we have a limited number of options remaining in our plan available to grant to employees and, consequently, we significantly reduced the amount of stock options granted to incumbent employees during fiscal 2008. If we are unable to obtain authorization from our shareholders to increase the number available for grant in our plan, we may need to further reduce stock option grants and, potentially, increase the use of cash to compensate our employees. Finally, many of our options outstanding are currently priced at less than the per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.

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

We operate in a competitive, fragmented market, and we compete for clients and associates with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

•	consulting firms;

•	local, regional, national and international accounting firms;

•	independent contractors;

•	traditional and Internet-based staffing firms; and

•	the in-house resources of our clients.

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

During the downturn in the economy of the United States during fiscal 2002 and 2003, our business was adversely affected. As the general level of economic activity slowed, our clients delayed or cancelled plans that involved professional services, particularly outsourced professional services. Consequently, we experienced fluctuations in the demand for our services. During fiscal 2008, the United States economy softened, resulting in a reduction in our growth rates. Continued softening of the United States economy or a downturn in international economies could adversely affect our business in the future. In addition, the use of professional services associates on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our associates, our financial results could suffer.

In addition, while we maintain an allowance for doubtful accounts for the estimated losses resulting from our clients’ failure to make required payments for services rendered and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially given the softening in the United States economy. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

In addition, we are required to periodically assess the recoverability of certain assets, including deferred tax assets and long-lived assets. Continued softening of the United States economy or a downturn in international economies could adversely affect our evaluation of the recoverability of such assets, requiring us to record a valuation allowance or impairment.

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

Many of our engagements with our clients involve projects that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we have not been subject to a legal claim filed by a client, it remains possible, because of the nature of our business, that we will be sued in the future. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services offerings;

•	hire qualified and experienced associates;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues and increase other service offerings from existing clients.

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

As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	less flexible labor laws and regulations;

•	expenses associated with customizing our professional services for clients in foreign countries;

•	foreign currency exchange rate fluctuations when we sell our professional services in denominations other than United States’ dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

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

Our future success depends upon the continued employment of Donald B. Murray, our executive chairman. The departure of Mr. Murray or other members of our management team could significantly disrupt our operations. Key members of our senior management team include Thomas D. Christopoul, our president and chief executive officer; Karen M. Ferguson, executive vice president and president of North American operations; Anthony Cherbak, executive vice president and chief operating officer; Kate W. Duchene, chief legal officer and executive vice president of human resources; Nathan W. Franke, executive vice president and chief financial officer; and John D. Bower, senior vice president, finance. We do not have an employment agreement with Mr. Bower.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of associates eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by associates or number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which occurred during the fiscal year ended May 31, 2008.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in this Report on Form 10-K. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

Although our management has determined, and our independent registered public accountant has attested, that internal control over financial reporting was effective as of May 31, 2008, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fail to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

In addition, we may face challenges from certain state regulatory bodies governing the provision of certain professional services, like legal services or audit services. The imposition of such regulations could require additional financial and operational burdens on our business.

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

As of May 31, 2008, we maintained 56 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Birmingham, Alabama	Honolulu, Hawaii	Charlotte, North Carolina
Phoenix, Arizona	Boise, Idaho	Raleigh, North Carolina
Costa Mesa, California	Chicago, Illinois	Cincinnati, Ohio
Irvine, California	Downers Grove, Illinois	Cleveland, Ohio
Los Angeles, California	Glenview, Illinois	Columbus, Ohio
Sacramento, California	Indianapolis, Indiana	Tulsa, Oklahoma
Santa Clara, California	Louisville, Kentucky	Portland, Oregon
San Diego, California	Baltimore, Maryland	Philadelphia, Pennsylvania
San Francisco, California	Boston, Massachusetts	Pittsburgh, Pennsylvania
Walnut Creek, California	Detroit, Michigan	Nashville, Tennessee
Woodland Hills, California	Minneapolis, Minnesota	Austin, Texas
Denver, Colorado	Kansas City, Missouri	Dallas, Texas
Hartford, Connecticut	St. Louis, Missouri	Fort Worth, Texas
Stamford, Connecticut	Las Vegas, Nevada	Houston, Texas
Jacksonville, Florida	Parsippany, New Jersey	San Antonio, Texas
Orlando, Florida	Princeton, New Jersey	Richmond, Virginia
Plantation, Florida	Long Island, New York	Seattle, Washington
Tampa, Florida	New York, New York	Milwaukee, Wisconsin
Atlanta, Georgia		Washington, D.C. (McLean, Virginia)

As of May 31, 2008, we maintained 33 international offices under operating lease agreements, located in the following cities and countries:

Melbourne, Australia
Sydney, Australia
Brussels, Belgium
Calgary, Canada
Montreal, Canada
Toronto, Canada
Copenhagen, Denmark
Paris, France
Frankfurt, Germany
Bangalore, India
Mumbai, India
Dublin, Ireland	Milan, Italy Nagoya, Japan Tokyo, Japan Luxembourg Mexico City, Mexico Tijuana, Mexico Maastricht, Netherlands Amsterdam (Utrecht), Netherlands Zaltbommel, Netherlands	Oslo, Norway
Beijing, People’s Republic of China
Hong Kong, People’s Republic of China
Shanghai, People’s Republic of China Singapore
Stockholm, Sweden
Taipei, Taiwan
Birmingham, United Kingdom
Cheadle, United Kingdom
Edinburgh, United Kingdom
Leicester, United Kingdom
London, United Kingdom

Our corporate offices are located in Irvine, California. We own an approximately 56,800 square foot office building in Irvine, California, of which we occupy approximately 24,000 square feet. Approximately 15,500 square feet is leased to independent third parties, with the remainder offered for lease.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 11, 2008 was 41 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the Nasdaq Global Select Market for our common stock for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal 2008:
First Quarter	$35.42	$29.98
Second Quarter	$31.67	$20.12
Third Quarter	$20.85	$15.95
Fourth Quarter	$21.74	$15.41
Fiscal 2007:
First Quarter	$25.85	$22.43
Second Quarter	$30.18	$23.57
Third Quarter	$34.16	$27.42
Fourth Quarter	$34.36	$29.85

Dividend Policy

We have historically not declared or paid cash dividends on our capital stock. However, on July 11, 2007, our Board of Directors approved the payment of a special cash dividend of $1.25 per share of common stock, payable on August 21, 2007 to shareholders of record on August 8, 2007. We periodically reevaluate the need for a special cash dividend or a regular cash dividend policy. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2008 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program

February 24, 2008 — March 22, 2008	—	$—	—	$68,920,838
March 23, 2008 — April 19, 2008	588,000	$18.29	588,000	$58,167,852
April 20, 2008 — May 31, 2008	517,000	$19.79	517,000	$47,934,462

Total February 24, 2008 — May 31, 2008	1,105,000	$18.99	1,105,000	$47,934,462

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 2000 Indexes, and companies classified under Standard Industry Codes as Management Consulting Services, Computer Related Services Not Elsewhere Classified (“NEC”), and Accounting and Bookkeeping Services for the period commencing May 30, 2003 and ending on May 31, 2008. The graph assumes $100 was invested on May 30, 2003, in our common stock and in each index (based on prices from the close of trading on May 30, 2003), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG RESOURCES CONNECTION,
RUSSELL 2000 AND SIC CODE INDEX

ASSUMES $100 INVESTED ON MAY 30, 2003
ASSUMES DIVIDENDS REINVESTED

	Fiscal Year Ending
Company/Index/Market	5/30/2003	5/28/2004	5/28/2005	5/27/2006	5/26/2007	5/31/2008
Resources Connection Inc.	100.00	190.52	178.10	227.98	288.42	195.09

Management Consulting Services (SIC 8742)	100.00	131.53	124.44	154.01	199.36	192.08

Russell 2000 Index	100.00	129.41	140.44	164.29	192.10	166.66

Computer Related Services, NEC (SIC 7379)	100.00	164.15	141.92	162.93	213.46	249.40

Accounting & Bookkeeping Services (SIC 8721)	100.00	122.31	95.88	121.36	136.95	120.57

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 41 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 29. The consolidated statements of income data for the years ended May 28, 2005 and May 29, 2004 and the consolidated balance sheet data at May 27, 2006, May 28, 2005 and May 29, 2004 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 31, 2008, May 26, 2007 and May 27, 2006 and the consolidated balance sheet data at May 31, 2008 and May 26, 2007 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Report on Form 10-K. Net income per common share and the weighted average common shares outstanding for the year ended May 29, 2004 have been restated to reflect the impact of the two-for-one split of our common stock distributed on March 1, 2005. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 31,	May 26,	May 27,	May 28,	May 29,
	2008	2007	2006	2005	2004
	(In thousands, except net income per common share and other data)

Consolidated Statements of Income Data:
Revenue	$840,285	$735,891	$633,843	$537,636	$328,333
Direct cost of services	518,413	447,363	384,429	324,642	199,870

Gross profit	321,872	288,528	249,414	212,994	128,463
Selling, general and administrative expenses	227,853	191,590	149,736	116,402	84,301
Amortization of intangible assets	1,114	1,472	1,740	1,743	1,716
Depreciation expense	8,452	6,122	2,958	2,191	1,907

Income from operations	84,453	89,344	94,980	92,658	40,539
Interest income	(5,603)	(8,939)	(5,015)	(2,128)	(593)

Income before provision for income taxes	90,056	98,283	99,995	94,786	41,132
Provision for income taxes	40,871	43,518	39,398	38,730	16,798

Net income	$49,185	$54,765	$60,597	$56,056	$24,334

Net income per common share:
Basic	$1.06	$1.13	$1.26	$1.19	$0.53

Diluted	$1.03	$1.08	$1.17	$1.11	$0.50

Weighted average common shares outstanding:
Basic	46,545	48,353	48,054	47,074	45,984

Diluted	47,934	50,644	51,676	50,484	48,780

Other Data:
Number of offices open at end of period	89	84	78	65	64
Total number of associates on assignment at end of period	3,490	3,276	2,857	2,639	2,086
Cash dividends paid (in thousands)	$60,652	$—	$—	$—	$—

	May 31,	May 26,	May 27,	May 28,	May 29,
	2008	2007	2006	2005	2004
	(Amounts in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$106,814	$223,095	$185,439	$134,741	$68,126
Working capital	157,766	207,647	161,114	122,304	76,815
Total assets	410,502	464,461	398,611	320,142	226,263
Stockholders’ equity	305,888	363,299	317,436	248,367	180,334

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Resources Global is a multi-national professional services firm that provides experienced finance, accounting, risk management and internal audit, information management, human capital, supply chain management and legal services professionals to clients on a project basis. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public-entity reporting and tax-related projects;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	human capital services, such as change management and compensation program design and implementation;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions or “RAS”), including governance, risk management, compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under Sarbanes or other regulatory guidelines;

•	supply chain management (“SCM”) services, such as leading strategic sourcing efforts, contracts negotiation and purchasing strategy;

•	actuarial services, such as for pension and life insurance companies; and

•	legal services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with initiative or project-based or peak period needs.

We were founded in June 1996 by a team at Deloitte & Touche LLP led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte & Touche and Karen M. Ferguson, president of our North American operations, among others. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multi-national capabilities.

Growth in revenue, to date, has generally been the result of establishing offices in major markets of the United States and our other international markets, as well as the establishment of new service lines. The following table summarizes for each fiscal year the number of offices opened, international expansion and the creation of additional service offerings.

	Number of United States	Number of International
Fiscal Year	Offices Opened	Offices Opened	Establishment of Service Offering

1997	Nine		Finance and accounting
1998	Nine
1999	Ten		Information management
2000	Four	Three	Human capital
2001	Nine	One
2002	Two
2003	Six	One	Resources Audit Solutions; Supply chain management (via acquisition)
2004	Two opened; two consolidation closures	Seven opened via acquisition; one organic
2005	Two opened; two consolidation closures	One opened via acquisition; two organic	Legal
2006	Three	Two opened via acquisition; eight organic
2007	One	Eight organic opened; three consolidation closures
2008	Four opened, one consolidation closure	One organic opened, three opened via acquisition, two consolidation closures

During fiscal 2008, we continued our expansion around the world, acquiring practices in the United Kingdom and the Netherlands. We also opened four additional offices in the United States. At May 31, 2008, we served our clients through 56 offices in the United States and 33 offices abroad.

On June 1, 2007, the Company completed the acquisition of Compliance Solutions (UK) Ltd., a United Kingdom based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions. The Company paid approximately $8.4 million for the acquisition, consisting of $6.2 million in cash and $2.2 million in the Company’s stock.

On December 18, 2007, the Company acquired Domenica B.V. (“Domenica”), a Netherlands based provider of actuarial services to pension and life insurance companies. The Company paid cash of approximately $23.6 million for the acquisition.

We expect to continue opportunistic international expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our associates. We recognize revenue once services have been rendered and invoice the majority of our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our associates. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5%, 0.6% and 0.6% of our revenue for the years ended May 31, 2008, May 26, 2007 and May 27, 2006, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. For fiscal years of 53 weeks, such as fiscal 2008, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks. Fiscal 2007 and 2006 consisted of 52 weeks each.

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

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the current accounting standard, our goodwill and certain other intangible assets are not subject to periodic amortization. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

Income taxes — In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially effect the

Company’s future financial result. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results.

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

Stock-based compensation — Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan. Effective May 28, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the year ended May 26, 2007 included compensation expense for stock options granted prior to, but not yet vested as of, May 27, 2006. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during prior periods.

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

The weighted average estimated value per share of employee stock options granted during the years ended May 31, 2008 and May 26, 2007 were $8.20 and $16.34, respectively, using the Black-Scholes model with the following assumptions:

	Year Ended	Year Ended
	May 31,	May 26,
	2008	2007

Expected volatility	39.9%	39.9% - 48.5%
Risk-free interest rate	2.61% - 4.92%	4.54% - 5.11%
Expected dividends	0.0%	0.0%
Expected life	5.23 years	5.23 years - 6.25 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 is an isolated event and not the commencement of a regular dividend policy. The Company’s historical expected life of stock option grants is 5.23 years. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.

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

	For the Years Ended
	May 31,	May 26,	May 27,
	2008	2007	2006
	(Amounts in thousands)

Revenue	$840,285	$735,891	$633,843
Direct cost of services	518,413	447,363	384,429

Gross profit	321,872	288,528	249,414
Selling, general and administrative expenses	227,853	191,590	149,736
Amortization of intangible assets	1,114	1,472	1,740
Depreciation expense	8,452	6,122	2,958

Income from operations	84,453	89,344	94,980
Interest income	(5,603)	(8,939)	(5,015)

Income before provision for income taxes	90,056	98,283	99,995
Provision for income taxes	40,871	43,518	39,398

Net income	$49,185	$54,765	$60,597

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.7	60.8	60.7

Gross profit	38.3	39.2	39.3
Selling, general and administrative expenses	27.1	26.0	23.6
Amortization of intangible assets	0.1	0.2	0.3
Depreciation expense	1.0	0.8	0.4

Income from operations	10.1	12.2	15.0
Interest income	(0.7)	(1.2)	(0.8)

Income before provision for income taxes	10.8	13.4	15.8
Provision for income taxes	4.9	5.9	6.2

Net income	5.9%	7.5%	9.6%

Year Ended May 31, 2008 Compared to Year Ended May 26, 2007

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue.  Revenue increased $104.4 million, or 14.2%, to $840.3 million for the year ended May 31, 2008 from $735.9 million for the year ended May 26, 2007. An improvement in our average bill rate per hour and an increase in the number of hours billed were the primary causes of the increase in revenue. In addition, fiscal 2008 consisted of 53 weeks while fiscal 2007 consisted of 52 weeks. Revenues during the fifty-third week of fiscal 2008, which included the Memorial Day holiday in the United States, were $15.1 million. All service lines experienced growth in fiscal 2008 compared to fiscal 2007, with the exception of the RAS service line. Although we believe we have improved the awareness of our service offerings with clients and prospective clients because of assistance we have provided during the initial years of compliance with Sarbanes, there can be no assurance that there will be continuing demand for Sarbanes or related internal accounting control services or that our provision of such services will increase demand from our existing clients for our other service lines.

Average bill rates improved by 7.5% compared to the prior year average bill rate. The increase in revenue was also driven by an increase in the number of associates on assignment from 3,276 at the end of fiscal 2007 to 3,490 at the end of fiscal 2008. We operated 89 and 84 offices as of May 31, 2008 and May 26, 2007, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.

Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Year Ended			% of Total
	May 31,	May 26,	%	May 31,	May 26,
	2008	2007	Change	2008	2007

North America	$627,914	$571,239	9.9%	74.7%	77.6%
Europe	171,728	131,316	30.8%	20.4%	17.9%
Asia Pacific	40,643	33,336	21.9%	4.9%	4.5%

Total	$840,285	$735,891	14.2%	100.0%	100.0%

On a constant currency basis, international revenues would have been lower by $17.8 million and $9.5 million in fiscal 2008 and 2007, respectively, using the comparable fiscal 2007 and fiscal 2006 conversion rates, respectively.

Direct Cost of Services.  Direct cost of services increased $71.0 million, or 15.9%, to $518.4 million for the year ended May 31, 2008 from $447.4 million for the year ended May 26, 2007. The increase in direct cost of services was attributable to the increase in our associates average pay rates as well as the previously described increase in number of hours billed; overall, the average pay rate per hour increased by 7.4% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.7% and 60.8% for the years ended May 31, 2008 and May 26, 2007, respectively. This increase was caused primarily by costs associated with the grant of an extra week of vacation for U.S. associates who met certain eligibility requirements commencing in the first quarter of fiscal 2008.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“S,G & A”) increased as a percentage of revenue from 26.0% for the year ended May 26, 2007 to 27.1% for the year ended May 31, 2008. S,G &A increased $36.3 million, or 18.9%, to $227.9 million for the year ended May 31, 2008 from $191.6 million for the year ended May 26, 2007. The increase in S,G &A primarily stems from increased personnel and related benefit costs, in both our U.S. and international markets. Management and administrative headcount grew from 825 at the end of fiscal 2007 to 876 at the end of fiscal 2008. In addition to the increase in salaries and benefit costs, other significant increases in fiscal 2008 included: an increase in spending for advertising, as the Company continued a branding campaign in various United States and international business periodicals; occupancy and related costs from relocated, expanded or new offices; and certain bonuses that are determined based upon revenue, which was higher in fiscal 2008 than in fiscal 2007.

Amortization and Depreciation Expense.  Amortization of intangible assets decreased to $1.1 million in fiscal 2008 from $1.5 million in fiscal 2007. The decrease in fiscal 2008 is attributable to the completion of amortization of intangible assets related to previous acquisitions. However, this decrease was partially offset by the Company’s completion of its valuation studies during fiscal 2008 of its June 2007 purchase of Compliance Solutions (UK) Ltd. and its December 2007 purchase of Domenica. The Company considered a number of factors in performing these studies, including the valuation of identifiable intangible assets. The total intangible assets acquired included: for Compliance Solutions, approximately $7.4 million of goodwill, $16,000 for a non-compete agreement (amortized over one year) and $763,000 for customer relationships (amortized over five years); and for Domenica, approximately $15.6 million for goodwill, $6.2 million for customer relationships (amortized over seven years) and $556,000 for a database of potential associates (amortized over five years). Based upon identified intangible assets recorded at May 31, 2008, the Company anticipates amortization expense related to identified intangible assets to approximate $1.3 million during the fiscal year ending May 30, 2009.

Depreciation expense increased from $6.1 million for the year ended May 26, 2007 to $8.5 million for the year ended May 31, 2008. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2007, and investments in the Company’s operating system and other information technology. As the Company continues to invest in new offices or expanded or new office space for existing offices and capital equipment, the Company expects that depreciation expense in future periods will increase.

Interest Income.  Interest income was $5.6 million in fiscal 2008 compared to $8.9 million in fiscal 2007. The decrease in interest income is the result of a lower average cash balance available for investment during fiscal 2008 and declining interest rates as compared to fiscal 2007. During fiscal 2008, the Company used approximately $102.1 million to purchase its common stock; paid a special dividend of approximately $60.7 million in the first quarter of fiscal 2008; and used approximately $29.8 million to acquire Domenica (December 2007) and Compliance Solutions (June 2007).

The Company has invested available cash in money market and government-agency bonds that have been classified as cash equivalents due to the short maturities of these investments. As of May 31, 2008, the Company has $26.0 million of investments in commercial paper and government-agency bonds with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes.  The provision for income taxes decreased from $43.5 million for the year ended May 26, 2007 to $40.9 million for the year ended May 31, 2008. The provision declined primarily because of a reduction in the Company’s pretax income in fiscal 2008 as compared to fiscal 2007, offset in part by an increase in the Company’s effective tax rate between the two years. The effective tax rate was 45.4% for fiscal 2008 and 44.3% for fiscal 2007. The primary reason for the increase in the effective tax rate was primarily due to increases in state taxes, lower benefit from international tax rates and an increase in the rate attributable to permanent differences because of lower pretax income in fiscal 2008 as compared to fiscal 2007.

In some circumstances, the Company cannot recognize a larger tax benefit relative to the amount of stock-based compensation expense. Under SFAS 123 (R), the Company cannot recognize a tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), those tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $4.7 million and $3.4 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2008 and 2007, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will not increase in the future.

Year Ended May 26, 2007 Compared to Year Ended May 27, 2006

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue.  Revenue increased $102.1 million, or 16.1%, to $735.9 million for the year ended May 26, 2007 from $633.8 million for the year ended May 27, 2006. The continued expansion of our scope of services and improved overall demand for our services triggered the increase in revenue, resulting in more billable hours for our associates and an improvement in rate per hour. We believe our business expanded due in part to increasing market awareness of our ability to provide services. In particular, finance and accounting services increased significantly in the current year compared to the prior year. We believe one of the reasons for the increase in these types of engagements is new projects from existing clients who had engaged us to provide services during their initial phase of compliance with Sarbanes. All of our other service offerings (except for RAS) experienced growth in fiscal 2007 compared to fiscal 2006.

Average bill rates improved by 7.3% compared to the prior year average bill rate. The increase in revenue was also driven by the increase in the number of associates on assignment from 2,857 at the end of fiscal 2006 to 3,276 at the end of fiscal 2007. We operated 84 and 78 offices during the final quarters of fiscal 2007 and fiscal 2006, respectively.

Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Year Ended			% of Total
	May 26,	May 27,	%	May 26,	May 27,
	2007	2006	Change	2007	2006

North America	$571,239	$507,605	12.5%	77.6%	80.1%
Europe	131,316	107,556	22.1%	17.9%	17.0%
Asia Pacific	33,336	18,682	78.4%	4.5%	2.9%

Total	$735,891	$633,843	16.1%	100.0%	100.0%

On a constant currency basis, international revenues would have been lower by $9.5 million and higher by $6.0 million in fiscal 2007 and 2006, respectively, using the comparable fiscal 2006 and fiscal 2005 conversion rates, respectively.

Direct Cost of Services.  Direct cost of services increased $63.0 million, or 16.4%, to $447.4 million for the year ended May 26, 2007 from $384.4 million for the year ended May 27, 2006. The increase in direct cost of services was attributable to the previously described expansion of the scope of services resulting in more chargeable hours for our associates at higher average pay rates; overall, the average pay rate per hour increased by 7.6% year-over-year. The direct cost of services as a percentage of revenue was 60.8% and 60.7% for the years ended May 26, 2007 and May 27, 2006, respectively. This slight increase was caused by an increase in the ratio of direct associate salary expense compared to hourly revenue generated in fiscal 2007 as compared to fiscal 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased as a percentage of revenue from 23.6% for the year ended May 27, 2006 to 26.0% for the year ended May 26, 2007. The increase in selling, general and administrative expenses as a percentage of revenue was caused by the adoption in the first quarter of fiscal 2007 of the fair value recognition provisions of SFAS 123 (R). Prior to fiscal 2007, the Company accounted for its stock-based compensation in accordance with the provisions of APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. Under SFAS 123 (R), the Company determines an estimated value of stock options using the Black-Scholes valuation model. The estimated value determined is recognized as expense over the service period for options that are expected to vest (the Company’s stock options vest over four years). As a result of the implementation of SFAS 123 (R), the Company recognized non-cash stock-based compensation expense of approximately $20.1 million for the year ended May 26, 2007. There was no corresponding amount recorded during fiscal 2006.

Selling, general and administrative expenses increased $41.9 million, or 28.0%, to $191.6 million for the year ended May 26, 2007 from $149.7 million for the year ended May 27, 2006. The increase of $41.9 million includes the amount recognized for non-cash stock-based compensation expense of $20.1 million for the year ended May 26, 2007. The remaining $21.8 million of the increase is due to the Company hiring additional personnel across the enterprise to support and position the larger organization for potential future revenue growth. In particular, compensation and related benefit expenses increased as management and administrative headcount grew from 750 at the end of fiscal 2006 to 825 at the end of fiscal 2007. The increase in dollars spent on compensation was primarily attributable to the increase in salaries and benefit costs as a result of the larger headcount. Other increases in fiscal 2007 were: an increase in spending for advertising, as the Company launched a new branding campaign in various United States and international business periodicals; occupancy and related costs from relocated, expanded or new offices; and bonus expense as a result of the Company’s improved revenue results. After considering the improvement in its accounts receivable aging statistics and other qualitative factors, the Company did not recognize any addition to its allowance for doubtful accounts for fiscal 2007.

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

Depreciation expense increased from $3.0 million for the year ended May 27, 2006 to $6.1 million for the year ended May 26, 2007. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2006, and investments in the Company’s new operating system and other information technology. In October 2005, the Company purchased an office building in Irvine, California for approximately $9.3 million to use as its corporate office and domestic service center. The Company moved to the new location in July 2007.

Interest Income.  Interest income was $8.9 million in fiscal 2007 compared to $5.0 million in fiscal 2006. The increase in interest income is a combination of a higher average balance available for investment as well as higher interest rates in fiscal 2007.

Income Taxes.  The provision for income taxes increased from $39.4 million for the year ended May 27, 2006 to $43.5 million for the year ended May 26, 2007. The effective tax rate was 44.3% for fiscal 2007 and 39.4% for fiscal 2006. The primary reason for the increase was due to the Company’s adoption of SFAS 123 (R) and as a result, the Company’s projected effective tax rate increased by 4.7 percentage points for fiscal 2007. Under SFAS 123 (R), the Company cannot recognize a tax benefit for certain incentive stock option (“ISO”) grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period.

The Company recognized a benefit of approximately $3.4 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2007. The timing and amount of eligible disqualifying ISO exercises cannot be predicted.

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended May 31, 2008. The quarter ended May 31, 2008 comprised fourteen weeks while all other quarters presented comprised thirteen weeks. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 31,	Feb. 23,	Nov. 24,	Aug. 25,	May 26,	Feb. 24,	Nov. 25,	Aug. 26,
	2008(2)	2008	2007	2007	2007	2007	2006	2006
	(In thousands, except net income per common share)

CONSOLIDATED STATEMENTS OF INCOME DATA
(unaudited):
Revenue	$236,724	$202,803	$206,638	$194,120	$200,516	$187,464	$182,804	$165,107
Direct cost of services	143,505	127,252	127,025	120,631	121,354	115,938	110,152	99,919

Gross profit	93,219	75,551	79,613	73,489	79,162	71,526	72,652	65,188
Selling, general and administrative expenses	61,792	57,518	55,514	53,029	51,557	48,577	46,658	44,798
Amortization of intangible assets	565	211	84	254	392	318	344	418
Depreciation expense	2,370	2,200	2,007	1,875	1,759	1,563	1,444	1,356

Income from operations	28,492	15,622	22,008	18,331	25,454	21,068	24,206	18,616
Interest income	(480)	(952)	(1,629)	(2,542)	(2,616)	(2,401)	(2,013)	(1,909)

Income before provision for income taxes	28,972	16,574	23,637	20,873	28,070	23,469	26,219	20,525
Provision for income taxes	13,070	7,909	10,601	9,291	12,012	10,370	11,562	9,574

Net income	$15,902	$8,665	$13,036	$11,582	$16,058	$13,099	$14,657	$10,951

Net income per common share(1):
Basic	$0.35	$0.19	$0.28	$0.24	$0.33	$0.27	$0.30	$0.23

Diluted	$0.35	$0.19	$0.27	$0.23	$0.32	$0.26	$0.29	$0.22

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

(2)	Comprised of fourteen weeks. All other quarters presented comprised thirteen weeks.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 31, 2008.

At May 31, 2008, the Company had operating leases, primarily for office premises, expiring at various dates. At May 31, 2008, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 31, 2008:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Amounts in thousands)

Operating lease obligations	$53,427	$14,796	$22,522	$10,103	$6,006

Purchase obligations	$2,852	$2,417	$435	$—	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“LIBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of May 31, 2008, the Company had approximately $2.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $600,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities totaled $57.4 million in fiscal 2008 compared to $88.1 million in fiscal 2007. Cash provided by operations in fiscal 2008 resulted from the net income of the Company of $49.2 million, adjusted for non-cash items of $23.1 million, plus net cash used by changes in operating assets and liabilities of $14.9 million. In fiscal 2007, cash provided by operations resulted from net income of the Company of $54.8 million, adjusted for non-cash items of $19.6 million, offset by net cash used for changes in operating assets and liabilities of $13.7 million. The most significant causes of the decrease in operating cash flows were: 1) the Company’s accruals for vacation and bonuses increased as the amount of vacation granted to associates increased effective in the first quarter of fiscal 2008 and the amount of bonus eligible revenue increased during fiscal 2008. However, these increases were offset by a decrease in accrued salaries at the end of fiscal 2008. The majority of our employees are paid on a bi-weekly payroll cycle; since fiscal 2008 was a 53 week year, the payroll accrual cycle shifted, resulting in a reduction of accrued salaries (only one week or no amount of salary accrual was needed in fiscal 2008, whereas, at the end of fiscal 2007, two weeks or one week of salary accrual was needed). The net impact resulted in a reduction in cash provided of $9.4 million compared to fiscal 2007; and 2) the Company’s position on amounts due for income taxes shifted from a liability to a prepayment, resulting in a use of cash of $17.0 million. Non-cash items increased beginning in fiscal 2007 as a result of the Company’s adoption of the accounting required in SFAS 123(R) to expense stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. The Company had $106.8 million in cash and cash equivalents and short-term investments at May 31, 2008.

Net cash provided by investing activities totaled $37.1 million for fiscal 2008 compared to a use of cash in investing activities of $20.8 million for fiscal 2007. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments resulted in a net provision of $76.0 million in fiscal 2008 but a use of cash of $5.0 million in fiscal 2007. The Company utilized some of its portfolio of investments in fiscal 2008 to provide funding for the dividend payment and stock purchases discussed in the financing activities paragraph below. During fiscal 2008, the Company purchased Compliance Solutions for approximately $8.4 million, including cash of approximately $6.2 million (excluding cash acquired of $200,000), and Domenica for approximately $23.6 million (excluding cash acquired of $2.1 million). In addition, the Company used approximately $11.3 million on property and equipment in fiscal 2008, compared to $14.6 million in fiscal 2007.

Net cash used in financing activities totaled $138.0 million for the year ended May 31, 2008, compared to $35.4 million for the year ended May 26, 2007. The causes of the increase in use of cash were as follows: 1) the payment in August 2007 of a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million; there was no dividend payment made in fiscal 2007; and 2) the Company’s use of approximately $102.1 million to purchase approximately 4.8 million shares of its common stock at an average price of $21.43 per share during fiscal 2008; during fiscal 2007, the Company purchased approximately 2.1 million shares of its common stock at an average price of $29.16 per share for approximately $60.1 million. The increase in the use of cash was offset by cash received from stock option exercises and sales of common stock through the ESPP of $22.4 million in fiscal 2008 compared to $21.0 million in fiscal 2007.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended May 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  At the end of fiscal 2008, we had approximately $106.8 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk.  For the year ended May 31, 2008, approximately 27% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 71% of our fiscal year-end balances of cash, short-term investments and investments in marketable securities were denominated in United States dollars. The remaining approximately 29% was comprised primarily of cash balances translated from Swedish Krona, Euros, British Pounds, Hong Kong Dollars or Japanese Yen. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive gain.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCES CONNECTION, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Resources Connection, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 31, 2008 and May 26, 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Controls and Procedures. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in the year ended May 31, 2008 and share-based compensation in the year ended May 26, 2007.

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

/s/  PricewaterhouseCoopers LLP

Orange County, California
July 30, 2008

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,	May 26,
	2008	2007
	(Amounts in thousands, except par value per share)

ASSETS
Current assets:
Cash and cash equivalents	$80,814	$121,095
Short-term investments	26,000	55,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,976 and $4,588 as of May 31, 2008 and May 26, 2007, respectively	126,669	105,146
Prepaid expenses and other current assets	6,075	5,966
Prepaid income taxes	530	—
Deferred income taxes	9,102	8,123

Total current assets	249,190	295,330
U.S. Government agency securities	—	47,000
Goodwill	107,761	83,263
Intangible assets, net	7,644	654
Property and equipment, net	39,901	35,347
Deferred income taxes	4,685	2,068
Other assets	1,321	799

Total assets	$410,502	$464,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,315	$16,850
Accrued salaries and related obligations	64,174	60,407
Income taxes payable and other liabilities	7,935	10,426

Total current liabilities	91,424	87,683
Other long-term liabilities	7,269	6,301
Deferred income taxes	5,921	7,178

Total liabilities	104,614	101,162

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 52,294 and 50,731 shares issued, and 44,654 and 47,777 shares outstanding as of May 31, 2008 and May 26, 2007, respectively	523	507
Additional paid-in capital	249,033	199,741
Accumulated other comprehensive gains	8,534	2,629
Retained earnings	230,505	242,628
Treasury stock at cost, 7,640 and 2,954 shares at May 31, 2008 and May 26, 2007, respectively	(182,707)	(82,206)

Total stockholders’ equity	305,888	363,299

Total liabilities and stockholders’ equity	$410,502	$464,461

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	May 31,	May 26,	May 27,
	2008	2007	2006
	(Amounts in thousands, except net income per common share)

Revenue	$840,285	$735,891	$633,843
Direct cost of services	518,413	447,363	384,429

Gross profit	321,872	288,528	249,414
Selling, general and administrative expenses	227,853	191,590	149,736
Amortization of intangible assets	1,114	1,472	1,740
Depreciation expense	8,452	6,122	2,958

Income from operations	84,453	89,344	94,980
Interest income	(5,603)	(8,939)	(5,015)

Income before provision for income taxes	90,056	98,283	99,995
Provision for income taxes	40,871	43,518	39,398

Net income	$49,185	$54,765	$60,597

Net income per common share
Basic	$1.06	$1.13	$1.26

Diluted	$1.03	$1.08	$1.17

Weighted average common shares outstanding
Basic	46,545	48,353	48,054

Diluted	47,934	50,644	51,676

The Consolidated Statements of Income for the years ended May 31, 2008 and May 26, 2007 reflect the adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” effective with the Company’s first quarter of fiscal 2007. The adoption of this standard resulted in an increase in selling, general and administrative expenses of $22.4 million and $20.1 million and a decrease in the provision for income taxes of $4.7 million and $3.4 million for the years ended May 31, 2008 and May 26, 2007, respectively. There were no corresponding amounts recognized in the Consolidated Statements of Income for the year ended May 27, 2006 (see notes 2 and 14 to the financial statements).

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
			Additional	Deferred			Other		Total
	Common Stock		Paid-in	Stock	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Gain	Earnings	Equity
	(Amounts in thousands)

Balances as of May 28, 2005	47,968	$479	$125,271	$—	564	$(5,281)	$632	$127,266	$248,367
Exercise of stock options	1,365	14	15,452						15,466
Tax benefit from employee stock option plans			7,384						7,384
Issuance of common stock under Employee Stock Purchase Plan	169	2	3,360						3,362
Repurchase of treasury stock					685	(18,112)			(18,112)
Issuance of restricted stock	25		599	(599)					—
Amortization of deferred stock compensation				120					120
Comprehensive Income:
Currency translation adjustment							252		252
Net income for the year ended May 27, 2006								60,597	60,597

Total comprehensive income	—	—	—	—	—	—	—	—	60,849

Balances as of May 27, 2006	49,527	495	152,066	(479)	1,249	(23,393)	884	187,863	317,436
Exercise of stock options	1,221	12	15,266						15,278
Stock-based compensation expense related to employee stock options and employee stock purchases			20,107						20,107
Tax benefit from employee stock option plans			6,763						6,763
Issuance of common stock under Employee Stock Purchase Plan	273	3	5,747						5,750
Reclassification of deferred stock compensation			(479)	479					—
Issuance of treasury stock for Nordic Spring transaction			572		(65)	948			1,520
Repurchase of treasury stock					2,060	(60,065)			(60,065)
Cancellation of treasury stock	(290)	(3)	(301)		(290)	304			—
Comprehensive Income:
Currency translation adjustment							1,745		1,745
Net income for the year ended May 26, 2007								54,765	54,765

Total comprehensive income	—	—	—	—	—	—	—	—	56,510

Balances as of May 26, 2007	50,731	507	199,741	—	2,954	(82,206)	2,629	242,628	363,299
Exercise of stock options	1,168	12	14,497						14,509
Stock-based compensation expense related to employee stock options and employee stock purchases			22,386						22,386
Tax benefit from employee stock option plans			3,911						3,911
Issuance of common stock under Employee Stock Purchase Plan	405	4	7,910						7,914
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction			777		(67)	1,375			2,152
Repurchase of treasury stock					4,763	(102,065)			(102,065)
Cancellation of treasury stock	(10)		(189)		(10)	189			—
Cash dividends $1.25 per share								(60,652)	(60,652)
Cumulative impact from adoption of FASB Interpretation No. 48								(656)	(656)
Comprehensive Income:
Currency translation adjustment							5,905		5,905
Net income for the year ended May 31, 2008								49,185	49,185

Total comprehensive income	—	—	—	—	—	—	—	—	55,090

Balances as of May 31, 2008	52,294	$523	$249,033	$—	7,640	$(182,707)	$8,534	$230,505	$305,888

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,	May 26,	May 27,
	2008	2007	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$49,185	$54,765	$60,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,566	7,594	4,698
Stock-based compensation expense related to employee stock options and employee stock purchases	22,386	20,107	—
Excess tax benefits from stock-based compensation	(2,331)	(3,607)	—
Amortization of deferred stock compensation	—	—	120
Bad debt expense	738	—	865
Tax benefit from exercise of stock options	—	—	7,384
Deferred income tax benefit	(7,242)	(4,472)	(1,125)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(13,234)	(13,118)	(10,185)
Prepaid expenses and other current assets	701	(1,033)	(1,379)
Income taxes payable	(3,910)	13,135	—
Other assets	(853)	(106)	2,563
Accounts payable and accrued expenses	(1,847)	1,799	(3,828)
Accrued salaries and related obligations	1,105	10,545	10,048
Other liabilities	3,150	2,538	1,419

Net cash provided by operating activities	57,414	88,147	71,177

Cash flows from investing activities:
Redemption of long-term investments	55,000	37,000	5,000
Purchase of long-term investments	(14,000)	(80,000)	(60,000)
Redemption of short-term investments	79,000	38,000	84,000
Purchase of short-term investments	(44,000)	—	(30,000)
Business acquisitions, net of cash acquired	(27,569)	(1,261)	(265)
Purchases of property and equipment	(11,333)	(14,551)	(20,753)

Net cash provided by (used in) investing activities	37,098	(20,812)	(22,018)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,509	15,278	15,466
Proceeds from issuance of common stock under Employee Stock Purchase Plan	7,914	5,750	3,362
Purchase of common stock	(102,065)	(60,065)	(18,112)
Excess tax benefits from stock-based compensation	2,331	3,607	—
Cash dividends paid	(60,652)	—	—

Net cash (used in) provided by financing activities	(137,963)	(35,430)	716

Effect of exchange rate changes on cash	3,170	751	(177)

Net (decrease) increase in cash	(40,281)	32,656	49,698
Cash and cash equivalents at beginning of period	121,095	88,439	38,741

Cash and cash equivalents at end of period	$80,814	$121,095	$88,439

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company provides clients with experienced professionals who specialize in accounting and finance, information management, human capital, supply chain management, legal services and internal audit and risk management on a project basis. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. The fiscal year ended May 31, 2008 consisted of 53 weeks. The fiscal years ended May 26, 2007 and May 27, 2006 consisted of 52 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5%, 0.6% and 0.6% of revenue for the years ended May 31, 2008, May 26, 2007 and May 27, 2006, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

In accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services. Reimbursements received from clients were $18,327,000, $16,949,000 and $16,812,000 for the years ended May 31, 2008, May 26, 2007 and May 27, 2006, respectively.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of income.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the calculation of net income per share for the years ended May 31, 2008, May 26, 2007 and May 27, 2006 (in thousands, except per share amounts):

	2008	2007	2006

Net income	$49,185	$54,765	$60,597

Basic:
Weighted average shares	46,545	48,353	48,054

Diluted:
Weighted average shares	46,545	48,353	48,054
Potentially dilutive shares	1,389	2,291	3,622

Total dilutive shares	47,934	50,644	51,676

Net income per share:
Basic	$1.06	$1.13	$1.26
Diluted	$1.03	$1.08	$1.17

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 4,833,000, 3,591,000 and 514,000 potential common shares for the years ended May 31, 2008, May 26, 2007 and May 27, 2006, respectively.

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

As of May 31, 2008 and May 26, 2007, $26.0 million and $55.0 million, respectively, of the Company’s investment in debt securities had original contractual maturities of between three months and one year. The Company’s portfolio does not include any auction rate securities in either fiscal year. As of May 26, 2007,

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$47.0 million of the Company’s investment in debt securities had original contractual maturities of one to two years. The components of the Company’s short and long-term investments are as follows (in thousands):

	As of May 31, 2008			As of May 26, 2007
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value

U.S. Government agency bonds	$20,000	$(82)	$19,918	$102,000	$(158)	$101,842
Commercial paper	$6,000	$(33)	$5,967	$—	$—	$—

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning	Charged to		Ending
	Balance	Operations	Write-offs	Balance

Years Ended:
May 27, 2006	$5,268	$865	$(967)	$5,166
May 26, 2007	$5,166	$—	$(578)	$4,588
May 31, 2008	$4,588	$738	$(1,350)	$3,976

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets as of May 31, 2008 include a receivable of approximately $23,000 from a former Company officer. This amount was repaid subsequent to year-end.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building	30 years
Furniture	5 to 10 years
Leasehold improvements	Lesser of useful life of asset or term of lease
Computer, equipment and software	3 to 5 years

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed their annual impairment analysis as of May 31, 2008 and will continue to test for impairment annually. No impairment was indicated as of May 31, 2008. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was indicated as of May 31, 2008.

See Note 5-Intangible Assets and Goodwill for further description of the Company’s intangible assets.

Stock-Based Compensation

Effective May 28, 2006, the Company adopted SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan, to be based on estimated fair value at date of grant. Prior to that date, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the intrinsic value of the options was used to record compensation expense and if the grant price of the options was equal to the fair market value of the option at the date of grant, no compensation expense related to the stock options was included in determining net income and net income per share. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company has applied the provisions of SAB 107 in adopting SFAS 123 (R).

The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of May 28, 2006, the beginning of the Company’s 2007 fiscal year. In accordance with the modified prospective method, the Company’s previously issued financial statements have not been restated to reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) and included in selling, general and administrative expenses for the years ended May 31, 2008 and May 26, 2007 was $22.4 million and $20.1 million; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s Employee Stock Purchase Plan and issuances of restricted stock. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized for the year ended May 27, 2006.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective with the first quarter of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $656,000 with a corresponding decrease to retained earnings on May 27, 2007.

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

In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141 (R)”). SFAS 141 (R) will significantly change how business combinations are accounted for and will be effective for business combinations the Company consummates on June 1, 2009 and thereafter.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and asset impairments under SFAS 144. We will adopt this statement for financial assets and liabilities effective June 1, 2008 and the Company does not expect there will be a material impact from adoption of this standard on our consolidated financial statements, although we may need to do additional disclosures in the financial statement footnotes. We also do not expect adoption of this standard, as it pertains to non-financial assets and liabilities, to have a material impact on our financial position or results of operations.

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

On December 18, 2007, the Company acquired Domenica B.V. (“Domenica”), a Netherlands based provider of actuarial services to pension and life insurance companies. The Company paid cash of approximately $23.6 million for the acquisition, including an earn-out payment of $4.0 million in May 2008.

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of Domenica based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company completed its purchase price allocation after considering a number of factors, including the valuation of identifiable intangible assets. The total intangible assets acquired include approximately $15.6 million for goodwill, $6.2 million for customer relationships (amortized over seven years) and $556,000 for a database of potential associates (amortized over five years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes. Assuming Domenica had been acquired on May 28, 2006, the pro forma impact to the Company’s revenue and net income was insignificant for the years ended May 31, 2008 and May 26, 2007.

The purchase agreement of Domenica also requires additional earn-out payments as follows: 1) for calendar year 2007, if Domenica’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) exceed 2.5 million Euros, then an amount equal to EBITDA less 400,000 Euros; 2) for calendar year 2008, if Domenica’s EBITDA exceed 2.5 million Euros, then an amount equal to EBITDA less 600,000 Euros. The first earn-out payment of approximately $4.0 million was paid in the fourth quarter of fiscal 2008 and was recorded as additional goodwill.

On June 1, 2007, the Company completed the acquisition of Compliance Solutions (UK) Ltd. (“Compliance Solutions”), a United Kingdom-based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions. The Company paid approximately $8.4 million for the acquisition, consisting of $6.2 million in cash and $2.2 million in the Company’s stock.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”. Under SFAS No. 141, the Company allocated the purchase price of Compliance Solutions based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company completed its

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price allocation after considering a number of factors, including the valuation of the identifiable intangible assets. The total intangible assets acquired included approximately $7.4 million of goodwill, $16,000 for a non-compete agreement (amortized over one year) and $763,000 for customer relationships (amortized over five years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes. Assuming Compliance Solutions was acquired on May 28, 2006, the pro forma impact to the Company’s revenue and net income was insignificant for the year ended May 26, 2007.

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

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 31,	As of May 26,
	2008	2007

Building and land	$12,739	$10,870
Computers, equipment and software	17,083	13,600
Leasehold improvements	22,236	16,563
Furniture	9,741	7,892

	61,799	48,925
Less accumulated depreciation and amortization	(21,898)	(13,578)

	$39,901	$35,347

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets and Goodwill

The following table presents details of our intangible assets and related accumulated amortization (in thousands):

	As of May 31, 2008			As of May 26, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships (2-7 years)	$12,735	$(5,761)	$6,974	$5,248	$(4,942)	$306
Associate and customer database (1-5 years)	2,366	(1,778)	588	1,766	(1,513)	253
Non-compete agreements (1-4 years)	819	(819)	—	802	(789)	13
Developed technology (3 years)	520	(520)	—	520	(520)	—
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$16,522	$(8,878)	$7,644	$8,418	$(7,764)	$654

The Company recorded amortization expense for the years ended May 31, 2008, May 26, 2007 and May 27, 2006 of $1,114,000, $1,472,000 and $1,740,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 30, 2009, May 29, 2010, May 28, 2011, May 26, 2012 and May 31, 2013 is $1,307,000, $1,239,000, $1,239,000, $1,239,000 and $1,035,000, respectively.

The following is a roll forward of the Company’s goodwill balance (in thousands):

Goodwill, as of May 26, 2007	$83,263
Acquisitions	23,022
Impact of foreign currency exchange rate changes	1,476

Goodwill, as of May 31, 2008	$107,761

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 31,	May 26,	May 27,
	2008	2007	2006

Current
Federal	$33,277	$35,730	$29,462
State	8,245	7,709	7,115
Foreign	6,384	4,577	3,946

	47,906	48,016	40,523

Deferred
Federal	(3,560)	(3,147)	(197)
State	(697)	(622)	(51)
Foreign	(2,778)	(729)	(877)

	(7,035)	(4,498)	(1,125)

	$40,871	$43,518	$39,398

Income before provision for income taxes are as follows (in thousands):

	For the Years Ended
	May 31,	May 26,	May 27,
	2008	2007	2006

Domestic	$79,958	$86,837	$90,374
Foreign	10,098	11,446	9,621

	$90,056	$98,283	$99,995

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 31,	May 26,	May 27,
	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.3%	4.7%	4.6%
Stock options	3.9%	3.9%	—
Other, net	1.2%	0.7%	(0.2)%

Effective tax rate	45.4%	44.3%	39.4%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset consist of the following (in thousands):

	May 31,	May 26,
	2008	2007

Deferred tax assets:
Allowance for doubtful accounts	$1,797	$1,910
Accrued compensation	4,584	3,374
Accrued expenses	2,469	2,160
Stock options and restricted stock	6,119	2,789
Tax credits	6	37
Net operating losses	4,557	1,971
State taxes	375	643
Property and equipment	1,656	523

	21,563	13,407

Deferred tax liabilities:
Goodwill and intangibles	(13,697)	(10,394)

	(13,697)	(10,394)

Net deferred tax asset	$7,866	$3,013

The Company had an income tax receivable of $530,000 as of May 31, 2008 and an income tax liability of $5,729,000 as of May 26, 2007.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $4,530,000 and $7,043,000 for the years ended May 31, 2008 and May 26, 2007, respectively.

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured for the deferred tax assets, management currently believes that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $26,200,000 from the Company’s foreign subsidiaries as of May 31, 2008 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

The Company has foreign net operating loss carryforwards of $16,000,000, of which $1,600,000 will begin to expire in 2013 and the remaining amount can be carried forward indefinitely.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective with the first quarter of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $656,000 with a corresponding decrease to retained earnings on May 27, 2007.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the gross unrecognized tax benefit from May 27, 2007 to May 31, 2008 is as follows (in thousands):

Unrecognized tax benefits at May 27, 2007	$656
Gross increases-tax positions in prior period	37
Gross decreases-tax positions in prior periods	—
Gross increases-current period tax positions	83
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at May 31, 2008	$776

As of May 31, 2008 and May 27, 2007, the Company’s total liability for unrecognized gross tax benefits was $776,000 and $656,000 respectively, which, if ultimately recognized would impact the effective tax rate in future periods. All of the unrecognized tax benefit at May 27, 2007 was classified as long-term liability. As of May 31, 2008, the unrecognized tax benefit includes $556,000 classified as long-term liability and $220,000 classified as short-term liability. The $220,000 classified as short term liability at May 31, 2008 results from US federal and state positions that are in their last year of the statute of limitations. An estimate of the range of reasonably possible change cannot be made at this time.

The Company’s major income tax jurisdiction is the U.S, with federal income taxes, subject to examination for fiscal 2005 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2004 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2002 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. As of May 31, 2008, the Company has provided $101,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

7.	Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 31,	May 26,
	2008	2007

Accrued salaries and related obligations	$21,562	$24,937
Accrued bonuses	26,669	23,620
Accrued vacation	15,943	11,850

	$64,174	$60,407

8.	Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of May 31, 2008, the Company had approximately $2.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately$600,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement as of May 31, 2008.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 3%, 3% and 4% of revenue for the years ended May 31, 2008, May 26, 2007 and May 27, 2006, respectively.

10.	Stockholders’ Equity

In October 2002, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of our common stock on the open market. Upon the completion of the original program, the Company’s board of directors approved a new stock repurchase program in July 2007, authorizing the repurchase of common stock on the open market for up to an aggregate amount of $150 million. During the years ended May 31, 2008 and May 26, 2007, the Company repurchased approximately 4.8 million and 2.1 million shares of common stock, respectively, on the open market for a total of approximately $102.1 million and $60.1 million, respectively. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 31, 2008 and May 26, 2007, there were 44,654,000 and 47,777,000 shares outstanding of common stock, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 31, 2008 and May 26, 2007.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Benefit Plan

The Company established a defined contribution 401(k) plan (“the plan”) on April 1, 1999, which covers all employees who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 31, 2008, May 26, 2007 and May 27, 2006, the Company contributed approximately $3.3 million, $2.7 million and $2.5 million, respectively, to the plan as Company matching contributions.

12.	Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	Years Ended
	May 31,	May 26,	May 27,
	2008	2007	2006

Income taxes paid	$50,267	$34,829	$35,723
Non-cash investing and financing activities:
Acquisition of Compliance Solutions (2008) and Nordic Spring (2007):
Issuance of common stock	$2,152	$1,520	$—
Issuance of restricted stock	$—	$—	$599

13.	Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 31, 2008, the Company had operating leases, primarily for office premises, expiring at various dates through April, 2016. At May 31, 2008, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

	Operating	Purchase
Years Ending:	Leases	Obligations

May 30, 2009	$14,796	$2,417
May 29, 2010	12,677	435
May 28, 2011	9,845	—
May 26, 2012	5,992	—
May 31, 2013	4,111	—
Thereafter	6,006	—

Total	$53,427	$2,852

Rent expense for the years ended May 31, 2008, May 26, 2007 and May 27, 2006 totaled $15,014,000, $13,438,000 and $9,990,000, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company also leases approximately 15,500 square feet to independent third parties of the approximately 56,800 square foot corporate headquarters building located in Irvine, California. The Company has operating lease agreements with independent third parties expiring through May 2013. Rental income from such third party leases is $474,000, $469,000, $456,000, $230,000 and $144,000 in fiscal 2009, 2010, 2011, 2012 and 2013, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

The Company entered into an employment agreement in fiscal 2004 with its former chief executive officer, now executive chairman, Donald Murray. This agreement is effective through 2009. It provides Mr. Murray with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. Subsequent to May 31, 2008, the Company entered into an employment agreement, which extends through 2011, with Thomas Christopoul, its new president and chief executive officer. It provides Mr. Christopoul with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, the respective terms of which extend through 2011. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 5,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005) and the amendment to the Plan approved by stockholders at the Company’s 2006 annual meeting of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 31, 2008, 1,040,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable. On June 2, 2008, in conjunction with the hiring of a new president and chief executive officer, the Company granted 150,000 stock options, thereby reducing the shares available for future award grants to 890,000 shares.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISO”) and nonqualified stock options (“NQSO”) may not

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISO, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSO to employees in the United States. The Company did not grant shares of restricted stock during the fiscal years ended May 31, 2008 and May 26, 2007, respectively.

A summary of the option activity under the Plan and the Prior Plan follows (amounts in thousands except weighted average exercise price):

		Number of	Weighted
	Options	Shares	Average
	Available	Under	Exercise
	for Grant	Option	Price

Options outstanding at May 28, 2005	3,122	8,623	$14.37
Granted, at fair market value	(2,056)	2,056	$26.95
Exercised	—	(1,365)	$11.32
Forfeited	441	(441)	$18.91

Options outstanding at May 27, 2006	1,507	8,873	$17.52
Granted, at fair market value	(2,052)	2,052	$30.89
Additional options available for grant	1,500	—	—
Exercised	—	(1,200)	$12.62
Forfeited	539	(539)	$22.11

Options outstanding at May 26, 2007	1,494	9,186	$20.88
Granted, at fair market value	(1,264)	1,264	$20.14
Exercised	—	(1,168)	$12.42
Forfeited	810	(810)	$26.33

Options outstanding at May 31, 2008	1,040	8,472	$21.41

The following table summarizes options outstanding as of May 31, 2008 and related weighted average exercise price and life information (number of options outstanding and intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Life	Intrinsic
	Outstanding	Price	(Years)	Value

Outstanding	8,472	$21.41	6.98	$27,978
Exercisable	4,967	$18.31	5.83	$24,836

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.01 as of May 30, 2008 (the last actual trading day of fiscal 2008), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 31, 2008 and May 26, 2007 was $18.3 million and $20.5 million, respectively. The total estimated fair value of stock options that vested during the years ended May 31, 2008 and May 26, 2007 was $23.2 million and $17.3 million, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”), allows qualified employees (as defined) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 2,400,000 shares of common stock may be issued under the ESPP. The Company issued 405,000, 273,000 and 169,000 shares of common stock pursuant to the ESPP for the years ended May 31, 2008, May 26, 2007 and May 27, 2006, respectively. There are 907,000 shares of common stock available for issuance under the ESPP as of May 31, 2008.

Valuation and Expense Information under SFAS 123 (R)

Effective May 28, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the year ended May 26, 2007 included compensation expense for stock options granted, restricted stock issued and employee stock purchases related to the ESPP prior to, but not yet vested as of, May 27, 2006.

The following table summarizes the impact of the adoption of SFAS 123 (R) (in thousands, except per share amounts):

	Year Ended	Year Ended
	May 31, 2008	May 26, 2007

Income before income taxes	$(22,386)	$(20,107)

Net income	$(17,726)	$(16,695)

Net income per share:
Basic	$(0.38)	$(0.35)

Diluted	$(0.37)	$(0.31)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 31, 2008 and May 26, 2007 was $8.20 and $16.34 using the Black-Scholes model with the following assumptions:

	Year Ended	Year Ended
	May 31, 2008	May 26, 2007

Expected volatility	39.9%	39.9% - 48.5%
Risk-free interest rate	2.61% - 4.92%	4.54% - 5.11%
Expected dividends	0.0%	0.0%
Expected life	5.23 years	5.23 years - 6.25 years

As of May 31, 2008, there was $37.6 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 31 months.

SFAS 123 (R) requires that excess tax benefits be recognized as an increase to additional paid-in capital and that tax shortfalls be recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. The Company calculated the amount of eligible excess tax benefits that are available on the adoption date to offset future tax shortfalls in accordance with the long-form method described in paragraph 81 of SFAS 123 (R).

SFAS 123 (R) requires that the Company recognize compensation expense for only the portion of stock options and restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted under SFAS 123. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

SFAS 123 (R) no longer requires the recognition of deferred compensation upon the grant of restricted stock. On May 28, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123 (R) was reduced to zero with a corresponding decrease in “Additional Paid-in Capital.” In addition, SFAS 123 (R) requires the Company to reflect, in its Statement of Cash Flows, the tax savings resulting from tax deductions in excess of expense recognized in its Statement of Income as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

The table below reflects pro forma net income and pro forma net income per share for the year ended May 27, 2006 as if the Company had recognized compensation cost at the date of grant using the fair value method (in thousands, except per share amounts):

2006

Net income, as reported	$60,597
Stock-based employee compensation expense, net of related tax effects	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,115)

Pro forma net income	$48,554

Net income per share:
Basic — as reported	$1.26

Basic — pro forma	$1.01

Diluted — as reported	$1.17

Diluted — pro forma	$0.97

For purposes of computing the pro forma amounts, the value of stock-based compensation was estimated using the Black-Scholes option-pricing model with the following assumptions:

2006

Weighted-average expected life	5 to 6 1/4 years
Annual dividend per share	None
Risk-free interest rate	3.34% - 4.85%
Expected volatility	49.4% - 50%

15.	Segment Information and Enterprise Reporting

No single customer accounted for more than 3%, 4% and 6% of revenue for the years ended May 31, 2008, May 26, 2007 and May 27, 2006, respectively.

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies to the financial statements on this

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Report on Form 10-K. Summarized information regarding the Company’s domestic and international operations is shown in the following table. Amounts are stated in thousands:

	Revenue for the Years Ended			Long-Lived Assets as of(1)
	May 31, 2008	May 26, 2007	May 27, 2006	May 31, 2008	May 26, 2007

United States	$612,427	$561,912	$499,915	$113,598	$112,630
The Netherlands	84,601	68,720	62,923	35,384	3,020
Other	143,257	105,259	71,005	6,324	3,614

Total	$840,285	$735,891	$633,843	$155,306	$119,264

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment and software and furniture and leasehold improvements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2008.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 42.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Reference is made to the information regarding directors appearing in Section II under the caption “ELECTION OF DIRECTORS,” and to the information in Section III under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “DIRECTOR MEETINGS AND COMMITTEES — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “DIRECTOR COMPENSATION — FISCAL 2008,” in each case, in the Company’s proxy statement related to its 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing in Section III under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 31, 2008.

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,472,237	$21.41	1,946,977	(1)
Equity compensation plans not approved by security holders(2)	20,920	$6.00	—

(1)	Consists of 907,000 shares available for issuance under the Company’s Employee Stock Purchase Plan and 1,039,977 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

(2)	Consists of stock options granted to one of the Company’s consultants. The options are fully vested, have an exercise price equal to $6.00, and have an ordinary term that expires on December 13, 2010. The ordinary term of the options may expire earlier in connection with a change in control of the Company, and the number of shares subject to and exercise price of the options are subject to customary adjustments to reflect corporate transactions such as stock splits, recapitalizations, mergers or similar unusual or extraordinary corporate transactions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under in Section III under the captions “DIRECTOR MEETINGS AND COMMITTEES — DIRECTOR INDEPENDENCE” and “TRANSACTIONS WITH RELATED PERSONS” in the proxy statement related to the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “DIRECTOR MEETINGS AND COMMITTEES — FEES” in the proxy statement related to the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2008 and May 26, 2007
Consolidated Statements of Income for each of the three years in the period ended May 31, 2008
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended May 31, 2008
Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2008
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts is included in Note 2 to the Registrant’s Notes to Consolidated Financial Statements.

Schedule I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2		Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.2		Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3		Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.4		Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002.)
4.5		Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10	.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.3+	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000
10	.4+	Amended and Revised Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.5+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).
10.6		Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.7		Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.8		Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10	.9+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10	.10+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006).
10	.11+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10	.12+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number		Description of Document

10	.13+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.14		First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.15		Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.16		Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.17		Amendment No. 3 to Loan Agreement, dated November 28, 2007 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007)
10.18		Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10	.19+	Text of offer letter, dated April 14, 2005 between Anthony Cherbak and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filing of July 15, 2005).
10	.20+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10	.21+	Text of offer letter, dated November 6, 2007 between Nathan W. Franke and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 8, 2007)
10	.22+	Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Thomas D. Christopoul (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of June 3, 2008)
10.23		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008)
10.24		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008)
10.25		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008
10.26		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.*
21.1		List of Subsidiaries.*
23.1		Consent of Independent Registered Public Accounting Firm.*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.*
32.1		Rule 1350 Certification of Chief Executive Officer.*
32.2		Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Resources Connection, Inc.

By:	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer

Date: July 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Christopoul Thomas Christopoul	Chief Executive Officer, President and Director (Principal Executive Officer)	July 30, 2008

/s/ Nathan W. Franke Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	July 30, 2008

/s/ Donald B. Murray Donald B. Murray	Executive Chairman and Director	July 30, 2008

/s/ Karen M. Ferguson Karen M. Ferguson	Executive Vice President and Director	July 30, 2008

/s/ Neil Dimick Neil Dimick	Director	July 30, 2008

/s/ Robert Kistinger Robert Kistinger	Director	July 30, 2008

/s/ A. Robert Pisano A. Robert Pisano	Director	July 30, 2008

/s/ Anne Shih Anne Shih	Director	July 30, 2008

/s/ Jolene Sykes Sarkis Jolene Sykes Sarkis	Director	July 30, 2008

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2		Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.2		Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3		Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.4		Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002.)
4.5		Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10	.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.3+	Employment Agreement, dated April 1, 1999, between Resources Connection, Inc. and Stephen J. Giusto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000
10	.4+	Amended and Revised Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.5+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 13, 2000 (File No. 333-45000)).
10.6		Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.7		Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.8		Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10	.9+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10	.10+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006).
10	.11+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10	.12+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number		Description of Document

10	.13+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.14		First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.15		Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.16		Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.17		Amendment No. 3 to Loan Agreement, dated November 28, 2007 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007)
10.18		Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10	.19+	Text of offer letter, dated April 14, 2005 between Anthony Cherbak and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filing of July 15, 2005).
10	.20+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10	.21+	Text of offer letter, dated November 6, 2007 between Nathan W. Franke and Resources Global Professionals (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 8, 2007)
10	.22+	Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Thomas D. Christopoul (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of June 3, 2008)
10.23		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008)
10.24		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008)
10.25		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008
10.26		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.*
21.1		List of Subsidiaries.*
23.1		Consent of Independent Registered Public Accounting Firm.*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.*
32.1		Rule 1350 Certification of Chief Executive Officer.*
32.2		Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith