Form 10-Q
period 2008-08-30
RESOURCES CONNECTION INC
filed 2008-10-09
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of October 2, 2008, 45,254,240 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	August 30, 2008	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$101,742	$80,814
Short-term investments	20,000	26,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,479 and $3,976 as of August 30, 2008 and May 31, 2008, respectively	116,980	126,669
Prepaid expenses and other current assets	4,515	6,075
Prepaid income taxes	254	530
Deferred income taxes	9,102	9,102

Total current assets	252,593	249,190
Goodwill	106,071	107,761
Intangible assets, net	6,917	7,644
Property and equipment, net	39,036	39,901
Deferred income taxes	2,754	4,685
Other assets	1,254	1,321

Total assets	$408,625	$410,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,149	$19,315
Accrued salaries and related obligations	44,966	64,174
Income taxes payable and other liabilities	8,961	7,935

Total current liabilities	70,076	91,424
Other long-term liabilities	7,742	7,269
Deferred income taxes	3,491	5,921

Total liabilities	81,309	104,614

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 52,883 and 52,294 shares issued; and 45,243 and 44,654 outstanding as of August 30, 2008 and May 31, 2008, respectively	529	523
Additional paid-in capital	262,794	249,033
Accumulated other comprehensive gains	3,703	8,534
Retained earnings	242,997	230,505
Treasury stock at cost, 7,640 shares at both August 30, 2008 and May 31, 2008	(182,707)	(182,707)

Total stockholders’ equity	327,316	305,888

Total liabilities and stockholders’ equity	$408,625	$410,502

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months
	Ended
	August 30,	August 25,
	2008	2007
Revenue	$207,305	$194,120
Direct cost of services, primarily payroll and related taxes for professional services employees	126,466	120,631

Gross profit	80,839	73,489
Selling, general and administrative expenses	56,513	53,029
Amortization of intangible assets	382	254
Depreciation expense	2,340	1,875

Income from operations	21,604	18,331
Interest income	(516)	(2,542)

Income before provision for income taxes	22,120	20,873
Provision for income taxes	9,628	9,291

Net income	$12,492	$11,582

Net income per common share:
Basic	$0.28	$0.24

Diluted	$0.27	$0.23

Weighted average common shares outstanding:
Basic	44,946	48,123

Diluted	46,008	50,411

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Three Months Ended
August 30, 2008
COMMON STOCK—SHARES:
Balance at beginning of period	52,294
Exercise of stock options	288
Release of restricted stock	11
Issuance of common stock under Employee Stock Purchase Plan	290

Balance at end of period	52,883

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$523
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	3

Balance at end of period	$529

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$249,033
Exercise of stock options	3,592
Release of restricted stock	250
Stock-based compensation expense related to employee stock options and employee stock purchases	4,964
Tax benefit from employee stock option plans	477
Issuance of common stock under Employee Stock Purchase Plan	4,478

Balance at end of period	$262,794

ACCUMULATED OTHER COMPREHENSIVE GAINS:
Balance at beginning of period	$8,534
Currency translation adjustment	(4,831)

Balance at end of period	$3,703

RETAINED EARNINGS:
Balance at beginning of period	$230,505
Net income	12,492

Balance at end of period	$242,997

TREASURY STOCK—SHARES:
Balance at beginning of period	7,640
Balance at end of period	7,640

TREASURY STOCK—COST:
Balance at beginning of period	$(182,707)
Balance at end of period	$(182,707)

COMPREHENSIVE INCOME:
Net income	$12,492
Currency translation adjustment	(4,831)

Total comprehensive income	$7,661

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended
	August 30,	August 25,
	2008	2007
Cash flows from operating activities:
Net income	$12,492	$11,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,722	2,129
Stock-based compensation expense related to employee stock options and employee stock purchases	4,964	6,000
Excess tax benefits from stock-based compensation	(333)	(1,941)
Provision for uncollectible accounts receivable	653	—
Deferred income tax benefit	(499)	(1,421)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	6,711	(3,480)
Prepaid expenses and other current assets	1,292	1,619
Income taxes payable	4,119	1,821
Other assets	186	(390)
Accounts payable and accrued expenses	(2,179)	(3,504)
Accrued salaries and related obligations	(18,026)	(17,993)
Other liabilities	(2,047)	(1,621)

Net cash provided by (used in) operating activities	10,055	(7,199)

Cash flows from investing activities:
Redemption of long-term investments	—	7,000
Purchase of long-term investments	—	(14,000)
Redemption of short-term investments	26,000	15,000
Purchase of short-term investments	(20,000)	—
Cash used to complete Compliance Solutions (UK) Ltd. acquisition	—	(5,804)
Purchases of property and equipment	(2,550)	(3,314)

Net cash provided by (used in) investing activities	3,450	(1,118)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,845	8,269
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,481	3,872
Repurchase of common stock	—	(2,255)
Excess tax benefits from stock-based compensation	333	1,941
Cash dividends paid	—	(60,652)

Net cash provided by (used in) financing activities	8,659	(48,825)

Effect of exchange rate changes on cash	(1,236)	192

Net increase (decrease) in cash and cash equivalents	20,928	(56,950)
Cash and cash equivalents at beginning of period	80,814	121,095

Cash and cash equivalents at end of period	$101,742	$64,145

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three months ended August 30, 2008 and August 25, 2007
1. Description of the Company and its Business
     Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, information management, human resources, supply chain management, actuarial and legal services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
     The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. Both the first quarter of fiscal 2009 and 2008 consisted of 13 weeks.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The financial information as of and for the three months ended August 30, 2008 and August 25, 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
     The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).
Client Reimbursements of “Out of Pocket” Expenses
     In accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services. Reimbursements received from clients were $5.4 million and $4.4 million for the quarters ended August 30, 2008 and August 25, 2007, respectively.
Short-Term Investments
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
     See Note 8 — Stock-Based Compensation Plans for further information on stock-based compensation expense.
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
3. Stockholders’ Equity
     In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Pursuant to this stock repurchase program, during fiscal 2008, the Company purchased approximately 4.8 million shares of our common stock at an average price of $21.43 per share for approximately $102.1 million. The Company did not purchase any shares during the first quarter of fiscal 2009 and approximately $47.9 million remains available under the repurchase program.
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

     The following table summarizes the calculation of net income per share for the three months ended August 30, 2008 and August 25, 2007 (in thousands, except per share amounts):

	Three Months Ended
	August 30,	August 25,
	2008	2007
Net income	$12,492	$11,582

Basic:
Weighted average shares	44,946	48,123

Diluted:
Weighted average shares	44,946	48,123
Potentially dilutive shares	1,062	2,288

Total dilutive shares	46,008	50,411

Net income per share:
Basic	$0.28	$0.24
Diluted	$0.27	$0.23
     The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 5,277,000 and 3,510,000 potential common shares for the three months ended August 30, 2008 and August 25, 2007, respectively.
5. Acquisitions
     On December 18, 2007, the Company acquired Domenica B.V. (“Domenica”), a Netherlands based provider of actuarial services to pension and life insurance companies. The Company paid cash of approximately $23.6 million for the acquisition, including an earn-out payment of $4.0 million in May 2008.
     In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of Domenica based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company completed its purchase price allocation after considering a number of factors, including the valuation of the identifiable intangible assets. The total intangible assets acquired include approximately $15.6 million for goodwill, $6.2 million for customer relationships (amortized over seven years) and $556,000 for a database of potential consultants (amortized over five years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.
     The purchase agreement of Domenica requires earn-out payments as follows: 1) for calendar year 2007, if Domenica’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) exceed 2.5 million Euros, then an amount equal to EBITDA less 400,000 Euros. In accordance with these terms, the first earn-out payment of approximately $4.0 million was made in the fourth quarter of fiscal 2008 and was recorded as goodwill; 2) for calendar year 2008, if Domenica’s EBITDA exceeds 2.5 million Euros, then an amount equal to EBITDA less 600,000 Euros.
6. Intangible Assets and Goodwill
     The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of August 30, 2008			As of May 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 —7 years)	$12,385	$(6,045)	$6,340	$12,735	$(5,761)	$6,974
Consultant and customer database (1 — 5 years)	2,336	(1,841)	495	2,366	(1,778)	588
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$14,803	$(7,886)	$6,917	$15,183	$(7,539)	$7,644

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no indicators of impairment as of August 30, 2008.
     The Company recorded amortization expense of $382,000 and $254,000 for the three months ended August 30, 2008 and August 25, 2007, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 30, 2009, May 29, 2010, May 28, 2011, May 26, 2012 and May 31, 2013 is $1.2 million, $1.2 million, $1.2 million, $1.2 million and $1.0 million, respectively.
7. Segment Reporting
     In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the United States. The Company operates in one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets as of
	August 30,	August 25,	August 30,	May 31,
	2008	2007	2008(1)	2008(1)
United States	$146,195	$145,827	$117,462	$113,598
The Netherlands	23,173	16,462	28,805	35,384
Other	37,937	31,831	5,757	6,324

Total	$207,305	$194,120	$152,024	$155,306

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software and furniture and leasehold improvements and construction in progress.
8. Stock-Based Compensation Plans
Stock Options and Restricted Stock
     As of August 30, 2008, the Company had outstanding grants under the following share-based compensation plans:
•	2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 5,500,000 new shares of common stock were made available for awards to employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants. Stock options vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. During the quarter ended August 30, 2008, the Company released 11,000 shares of restricted stock related to its fiscal 2006 purchase of a non-assurance accounting practice in India. As of August 30, 2008, 979,000 shares were available for award grant purposes under the 2004 Plan.
•	The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. There is a rollover provision to the 2004 Plan if a then-outstanding award expires or terminates without having become vested or exercised.

     The following table summarizes the stock option activity for the three months ended August 30, 2008 (number of options and intrinsic value in thousands):

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares Subject to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 31, 2008	8,472	$21.41	6.98	$27,978
Granted, at fair market value	223	$20.53
Exercised	(288)	$12.48
Forfeited	(162)	$26.99

Outstanding at August 30, 2008	8,245	$21.59	6.87	$38,512

Exercisable at August 30, 2008	4,709	$25.40	5.66	$31,295

Stock-Based Compensation Expense
     The Company’s income before income taxes included compensation expense for the three months ended August 30, 2008 and August 25, 2007 of $5.0 million and $6.0 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs for the three months ended August 30, 2008 and August 25, 2007.
     Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the three months ended August 30, 2008 and August 25, 2007, excess tax benefits totaled $333,000 and $1.9 million, respectively.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 30, 2008. This amount will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of stock options exercised for the three months ended August 30, 2008 and August 25, 2007 was $3.0 million and $14.4 million, respectively. As of August 30, 2008, there was $34.3 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 29 months.
     Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the three months ended August 30, 2008 and August 25, 2007 was $8.3 million and $12.1 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
     The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, a total of 2,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 290,000 and 405,000 shares of common stock pursuant to this plan for the three months ended August 30, 2008 and the year ended May 31, 2008, respectively. There were 617,000 shares of common stock available for issuance under the ESPP as of August 30, 2008.
9. Recently Adopted Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 on June 1, 2008, except as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to any non-financial assets and liabilities to have a material impact on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective June 1, 2008 and it did not have a material impact on its financial position or results of operations.
10. Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.
     In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective commencing with our 2010 fiscal year and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders’ equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company currently has no noncontrolling interests that would require application of the pronouncement at the date of required implementation.
     In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change how business combinations are accounted for and will be effective for business combinations the Company consummates on June 1, 2009 and thereafter.
     In December 2007, the Emerging Issues Task Force (“EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. This Issue is effective commencing with our 2010 fiscal year and interim periods within that fiscal year and is to be applied retrospectively to all prior periods presented for collaborative arrangements existing as of the effective date. The Company currently has no collaborative arrangements that would require application of the pronouncement at the date of required implementation.

11. Supplemental Cash Flow Information
     The Statement of Cash Flows for the three months ended August 25, 2007 does not include under the caption “cash flows from investing activities” the non-cash issuance of 66,715 shares of the Company’s common stock held in treasury, representing $2.2 million of the $8.2 million purchase price for Compliance Solutions.
     The Statement of Cash Flows for the three months ended August 25, 2007 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 10,000 shares of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan, the Company is unable to reissue these shares at a future date.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 31, 2008 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.
Overview
     Resources Global is an international professional services firm that provides experienced finance, accounting, risk management and internal audit, information management, human capital, supply chain management, actuarial and legal services professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:
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
     We were founded in June 1996 as a division of Deloitte & Touche and operated as Resources Connection, LLC, a wholly owned subsidiary of Deloitte & Touche, from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities.
     We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international action was the acquisition of our Netherlands practice in fiscal year 2004. As of August 30, 2008, the Company served clients through 56 offices in the United States and 33 offices abroad.
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
Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the current accounting standard, our goodwill and certain other intangible assets are not subject to periodic amortization. These assets are now considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment could materially affect the Company’s future financial results.
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
Income taxes—In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially effect the Company’s future financial results. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded and this adjustment could materially affect the Company’s future financial results.

Revenue recognition—We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international operations are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process.
Stock-based Compensation—Under our 2004 Performance Incentive Plan, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our Employee Stock Purchase Plan (“ESPP”), eligible officers and employees may purchase our common stock in accordance with the terms of the plan. Effective May 28, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires that the Company estimate the value of employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in the application of SFAS 123 (R) in future periods, the compensation expense recorded under SFAS 123 (R) may differ materially from the amount recorded in the current period.
The weighted average estimated value per share of employee stock options granted during the three months ended August 30, 2008 was $9.55 using the Black-Scholes model with the following assumptions:

Three months ended
August 30, 2008
Expected volatility	40.6%-43.6%
Risk-free interest rate	2.8%-3.3%
Expected dividends	0.0%
Expected life	5.1-6.7 years
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 was an isolated event and not the commencement of a regular dividend. The Company’s historical expected life of stock option grants this quarter is approximately 5.1 to 6.7 years. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended August 30, 2008 Compared to Three Months Ended August 25, 2007
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenue increased $13.2 million, or 6.8%, to $207.3 million for the three months ended August 30, 2008 from $194.1 million for the three months ended August 25, 2007. An improvement in our average bill rate per hour and incremental revenue from the December 2007 acquisition of Domenica B.V. were the primary causes of the increase in revenue. Substantially all service lines experienced growth in the first quarter of fiscal 2009 compared to fiscal 2008’s first quarter. We believe we have improved the awareness of our service offerings since our founding in 1996 with clients and prospective clients through our work (including Sarbanes or related internal accounting control services), and that the significant changes taking place in the capital markets may present new opportunities going forward. However, there can be no assurance about the timing of such opportunities and whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and certain international markets.
     Average bill rates for the three months ended August 30, 2008 improved by 10.4% from the same period in the prior year. However, the number of consultants on assignment at the end of the first quarter of fiscal 2009 of 3,166 was less than the 3,206 at the end of the first quarter of fiscal 2008 and the number of hours worked in the first quarter of fiscal 2009 declined about 4.0% from the prior year’s first quarter. The Company operated 89 and 87 offices during the first quarters of fiscal 2009 and fiscal 2008, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.
     Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	August 30,	August 25,	%	August 30,	August 25,
	2008	2007	Change	2008	2007
North America	$149,839	$149,226	0.4%	72.3%	76.9%
Europe	45,549	35,782	27.3%	22.0%	18.4%
Asia Pacific	11,917	9,112	30.8%	5.7%	4.7%

Total	$207,305	$194,120	6.8%	100.0%	100.0%

     On a constant currency basis, international revenues would have been lower by $4.4 million and $2.5 million in the first quarter of fiscal 2009 and fiscal 2008, respectively, using the comparable fiscal 2008 and fiscal 2007 conversion rates, respectively.
     Direct Cost of Services. Direct cost of services increased $5.9 million, or 4.9%, to $126.5 million for the three months ended August 30, 2008 from $120.6 million for the three months ended August 25, 2007. The increase in direct cost of services was primarily attributable to the increase in our consultants average pay rates; overall, the average pay rate per hour increased by 9.2% year-over-year. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.0% and 62.1% for the three months ended August 30, 2008 and August 25, 2007, respectively. The direct cost of services percentage improved in fiscal 2009 primarily because of an improvement in the ratio of hourly revenue to direct consultant salary expense and better leverage on benefit costs in the current quarter.
     The cost of compensation and related benefits offered to the consultants of our international offices has been greater as a percentage of revenue than our domestic operations. In addition, international offices use independent contractors more extensively. Thus, the direct cost of services percentage of our international offices has usually exceeded our domestic operation’s targeted direct cost of services percentage of 60%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 27.3% for both the quarters ended August 30, 2008 and August 25, 2007. S, G &A increased $3.5 million, or 6.6%, to $56.5 million for the three months ended August 30, 2008 from $53.0 million for the three months ended August 25, 2007. The change in S, G & A primarily stems from increased personnel and related benefit costs in both our U.S. and international markets. Management and administrative headcount grew from 862 at the end of the first quarter of fiscal 2008 to 876 at the end of the first quarter of fiscal 2009. In addition to the increase in salaries and benefit costs, other significant S, G & A increases in the first quarter of fiscal 2009 included: an increase of $653,000 in the Company’s allowance for doubtful accounts after an evaluation of the

Company’s client base receivable balances and the current economic environment; and occupancy and related costs from relocated, expanded or new offices.
     Amortization and Depreciation Expense. Amortization of intangible assets increased to $382,000 in the first quarter of fiscal 2009 compared to $254,000 in the prior year’s first quarter. The increase was spurred by the completion of the Company’s valuation study during fiscal 2008 of its June 2007 purchase of Compliance Solutions (UK) Ltd. and its December 2007 purchase of Domenica. The Company considered a number of factors in performing these studies, including the valuation of the identifiable intangible assets. The total intangible assets acquired included: for Compliance Solutions, approximately $7.4 million of goodwill, $16,000 for a non-compete agreement (amortized over one year) and $763,000 for customer relationships (amortized over five years); and for Domenica, approximately $15.6 million for goodwill, $6.2 million for customer relationships (amortized over seven years) and $556,000 for a database of potential consultants (amortized over five years). Based upon identified intangible assets recorded at August 30, 2008 (including those that will be fully amortized during fiscal 2009), the Company anticipates amortization expense related to identified intangible assets to approximate $1.2 million during the fiscal year ending May 30, 2009.
     Depreciation expense increased from $1.9 million for the three months ended August 25, 2007 to $2.3 million for the three months ended August 30, 2008. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since August 2007 and investments in the Company’s operating systems and other information technology. As the Company continues to invest in new offices, expanded or new office space for existing offices and capital equipment, the Company expects that depreciation expense will increase moderately during the fiscal year ending May 30, 2009.
     Interest Income. Interest income was $516,000 in the first quarter of fiscal 2009 compared to $2.5 million in the first quarter of fiscal 2008. The decrease in interest income in the first quarter of fiscal 2009 is the result of a lower average cash balance available for investment and declining interest rates as compared to the prior year’s first quarter. The Company has less cash available for investment in the current fiscal year because during fiscal 2008 it used approximately $102.1 million to purchase its common stock; paid a special dividend of approximately $60.7 million in the first quarter of fiscal 2008; and used approximately $29.8 million to acquire Domenica (December 2007) and Compliance Solutions (June 2007).
     Currently, the Company has primarily invested available cash in short-term United States government-bonds and to a lesser extent A1+ rated commercial paper that has been classified as cash equivalents due to the short maturities of these investments. As of August 30, 2008, the Company had $20.0 million of investments in commercial paper with original maturity dates between three months and one year from the purchase date, which are classified as short-term investments and considered “held-to-maturity” securities.
     Income Taxes. The provision for income taxes increased from $9.3 million for the three months ended August 25, 2007 to $9.6 million for the three months ended August 30, 2008. The provision increased primarily because of an increase in the Company’s pretax income in the first quarter of 2009 compared to the first quarter of fiscal 2008 offset in part by a decrease in the Company’s effective tax rate between the two quarters. The effective tax rate was 43.4% for the first quarter of fiscal 2009 and 44.5% for the first quarter of fiscal 2008. The primary reason for the decrease in the effective tax rate was a result of the Company’s ability to recognize a larger tax benefit relative to the amount of stock-based compensation expense in the first quarter of fiscal 2009. The stock-based compensation expense tax benefit, along with a marginal benefit from higher international income, was partially offset by higher state taxes. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during the first quarter of fiscal 2009 as compared to expense related to incentive stock options (“ISOs”).
     Under SFAS 123 (R), the Company cannot recognize a tax benefit for certain ISOs unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), those tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The

Company recognized a benefit of approximately $1.3 million and $1.5 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2009 and 2008, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.
     Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, particularly because of the unpredictability of timing and amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will not increase in the future.
     Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A-Risk Factors. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.
Liquidity and Capital Resources
     Our primary source of liquidity is cash provided by our operations. On an annual basis, we have generated positive cash flows from operations since inception.
     The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of August 30, 2008, the Company had $2.3 million available under the terms of the Credit Agreement as Bank of America has issued $700,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement.
     Net cash provided by operating activities was $10.1 million for the three months ended August 30, 2008 compared to a use of cash of $7.2 million for the three months ended August 25, 2007. Cash provided by operations in the first three months of fiscal 2009 resulted from net income of $12.5 million, increased by non-cash items of $7.5 million, less net cash used by changes in operating assets and liabilities of $9.9 million. In the first three months of fiscal 2008, cash provided by operations resulted from net income of $11.6 million, increased by non-cash items of $4.8 million, less net cash used by changes in operating assets and liabilities of $23.5 million. The most significant causes of the favorable change in operating assets and liabilities from fiscal 2008 to fiscal 2009 was the decrease in accounts receivable during the first quarter of fiscal 2009 (more cash collected than revenue generated during the quarter) and the increase in the accrual for income taxes. Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of August 30, 2008, the Company had $101.7 million of cash and cash equivalents and $20.0 million of investments in “A1+” rated commercial paper.
     Net cash provided by investing activities was $3.5 million for the first three months of fiscal 2009 compared to a net use of cash of $1.1 million in the first three months of fiscal 2008. The Company spent approximately $700,000 less on property and equipment in the first three months of fiscal 2009 compared to the first three months of fiscal 2008. Cash received from the redemption of short-term investments (commercial paper and government agency bonds) net of cash used to purchase short-term investments, resulted in a net source of $6.0 million in the first three months of fiscal 2009 compared to a net source from the redemption of short and long-term investments of $8.0 million in the first three months of fiscal 2008. In addition, in the first quarter of fiscal 2008, the Company used $5.8 million in cash in connection with its acquisition of Compliance Solutions (UK) Ltd, a United Kingdom-based provider of regulatory compliance services.
     Net cash provided by financing activities totaled $8.7 million for the three months ended August 30, 2008, compared to a use of cash of $48.8 million for the three months ended August 25, 2007. The primary cause of the change between the two periods was the payment by the Company in August 2007 of a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million. No dividend was paid in the first quarter of fiscal 2009. In addition, the Company also used cash during the three months ended August 25, 2007 to purchase approximately 74,000 shares of the Company’s common stock for approximately $2.3 million. The Company did not purchase any of its common stock in the first quarter of fiscal 2009. In the first three months of fiscal 2009, the Company received cash from stock option exercises and purchases of common stock through the ESPP of $8.3 million compared to $12.1 million in the corresponding period of fiscal 2008.

     Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure debt financing. The sale of additional equity securities or certain forms of debt financing could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the three months ended August 30, 2008 and August 25, 2007.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. At the end of the first quarter of fiscal 2009, we had approximately $121.7 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operation.
     Foreign Currency Exchange Rate Risk. For the quarter ended August 30, 2008, approximately 29.5% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
     Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 80% of our balances of cash, cash equivalents and short-term investments as of August 30, 2008 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Euros, Japanese Yen, Hong Kong Dollars or British Pound Sterling. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains.
     Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 30, 2008. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, which was filed with the Securities and Exchange Commission on July 30, 2008. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.
We must provide our clients with highly qualified and experienced consultants, and the loss of a significant number of our consultants, or an inability to attract and retain new consultants, could adversely affect our business and operating results.
     Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. Such professionals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:
•	provide our consultants with either full-time or flexible-time employment;

•	obtain the type of challenging and high-quality projects that our consultants seek;

•	pay competitive compensation and provide competitive benefits; and

•	provide our consultants with flexibility as to hours worked and assignment of client engagements.
     We cannot assure you that we will be successful in accomplishing any of these factors and, even if we are, that we will be successful in attracting and retaining the number of highly qualified and experienced consultants necessary to maintain and grow our business.
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

     We operate in a competitive, fragmented market, and we compete for clients and consultants with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:
•	consulting firms;

•	local, regional, national and international accounting firms;

•	independent contractors;

•	traditional and Internet-based staffing firms; and

•	the in-house resources of our clients.
     We cannot assure you that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and consultants. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.
An economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.
     During the downturn in the economy of the United States during fiscal 2002 and 2003, our business was adversely affected. As the general level of economic activity slowed, our clients delayed or cancelled plans that involved professional services, particularly outsourced professional services. Consequently, we experienced fluctuations in the demand for our services. During fiscal 2008 and continuing into fiscal 2009, the United States economy has softened significantly, resulting in a reduction in our growth rates. In addition, during fiscal 2009 several European and Asia Pacific countries reported contraction in their economies. Continued deterioration of the United States and international economies, including credit markets, could result in a further reduction in demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results could suffer.
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

We may be legally liable for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our consultants.
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
     Because we are in the business of placing our consultants in the workplaces of other companies, we are subject to possible claims by our consultants alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We may also be subject to similar claims from our clients based on activities by our consultants. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain consultants and clients.
We may not be able to grow our business, manage our growth or sustain our current business.
     We grew rapidly from our inception in 1996 until 2001 by opening new offices and by increasing the volume of services we provided through existing offices. We experienced a decline in revenue in fiscal 2002, but revenue has increased in each subsequent fiscal year. However, there can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon a number of factors, including our ability to:
•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services offerings;

•	hire qualified and experienced consultants;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues and increase other service offerings from existing clients.
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
Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.
     Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:
•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which occurred during the fiscal year ended May 31, 2008.
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
     Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.
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
     Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 31, 2008, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting were not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fail to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.
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
     The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note — 10 Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our board of directors.
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
     Beginning in fiscal 2007, we were required to adopt SFAS 123 (R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated values. Thus, operating results beginning with fiscal 2007 contain a non-cash charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of SFAS 123 (R) generally requires the use of an option-pricing model to determine the value of share-based payment awards. This determination of value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the value of our employee stock options. Although the value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.

Date: October 9, 2008	/s/ Thomas Christopoul

Thomas Christopoul
President and Chief Executive Officer

Date: October 9, 2008	/s/ Nathan W. Franke

Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith