Form 10-Q
period 2008-11-29
RESOURCES CONNECTION INC
filed 2009-01-08
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 29, 2008, 44,907,710 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	November 29, 2008	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$118,657	$80,814
Short-term investments	15,000	26,000
Trade accounts receivable, net of allowance for doubtful accounts of $4,935 and $3,976 as of November 29, 2008 and May 31, 2008, respectively	102,810	126,669
Prepaid expenses and other current assets	4,073	6,075
Prepaid income taxes	6,670	530
Deferred income taxes	9,102	9,102

Total current assets	256,312	249,190
Goodwill	103,432	107,761
Intangible assets, net	5,856	7,644
Property and equipment, net	36,812	39,901
Deferred income taxes	2,805	4,685
Other assets	1,512	1,321

Total assets	$406,729	$410,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,182	$19,315
Accrued salaries and related obligations	51,858	64,174
Income taxes payable and other liabilities	5,965	7,935

Total current liabilities	75,005	91,424
Other long-term liabilities	2,476	7,269
Deferred income taxes	2,766	5,921

Total liabilities	80,247	104,614

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 52,915 and 52,294 shares issued; and 44,883 and 44,654 outstanding as of November 29, 2008 and May 31, 2008, respectively	529	523
Additional paid-in capital	267,770	249,033
Accumulated other comprehensive (losses) gains	(5,295)	8,534
Retained earnings	252,473	230,505
Treasury stock at cost, 8,032 shares and 7,640 shares at November 29, 2008 and May 31, 2008, respectively	(188,995)	(182,707)

Total stockholders’ equity	326,482	305,888

Total liabilities and stockholders’ equity	$406,729	$410,502

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended		Ended
	November 29,	November 24,	November 29,	November 24,
	2008	2007	2008	2007
Revenue	$190,233	$206,638	$397,538	$400,758
Direct cost of services, primarily payroll and related taxes for professional services employees	116,122	127,025	242,588	247,656

Gross profit	74,111	79,613	154,950	153,102
Selling, general and administrative expenses	54,380	55,514	110,893	108,543
Amortization of intangible assets	275	84	657	338
Depreciation expense	2,263	2,007	4,603	3,882

Income from operations	17,193	22,008	38,797	40,339
Interest income	(380)	(1,629)	(896)	(4,171)

Income before provision for income taxes	17,573	23,637	39,693	44,510
Provision for income taxes	8,097	10,601	17,725	19,892

Net income	$9,476	$13,036	$21,968	$24,618

Net income per common share:
Basic	$0.21	$0.28	$0.49	$0.51

Diluted	$0.21	$0.27	$0.48	$0.49

Weighted average common shares outstanding:
Basic	45,061	47,315	45,015	48,363

Diluted	45,859	48,754	45,945	50,226

Cash dividends declared per share	$—	$—	$—	$1.25

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Six Months Ended
November 29, 2008
COMMON STOCK—SHARES:
Balance at beginning of period	52,294
Exercise of stock options	320
Release of restricted stock	11
Issuance of common stock under Employee Stock Purchase Plan	290

Balance at end of period	52,915

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$523
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	3

Balance at end of period	$529

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$249,033
Exercise of stock options	4,017
Release of restricted stock	250
Stock-based compensation expense related to employee stock options and employee stock purchases	9,599
Tax benefit from employee stock option plans	393
Issuance of common stock under Employee Stock Purchase Plan	4,478

Balance at end of period	$267,770

ACCUMULATED OTHER COMPREHENSIVE GAINS (LOSSES):
Balance at beginning of period	$8,534
Currency translation adjustment	(13,829)

Balance at end of period	$(5,295)

RETAINED EARNINGS:
Balance at beginning of period	$230,505
Net income	21,968

Balance at end of period	$252,473

TREASURY STOCK—SHARES:
Balance at beginning of period	7,640
Purchase of shares	392

Balance at end of period	8,032

TREASURY STOCK—COST:
Balance at beginning of period	$(182,707)
Purchase of shares	(6,288)

Balance at end of period	$(188,995)

COMPREHENSIVE INCOME:
Net income	$21,968
Currency translation adjustment	(13,829)

Total comprehensive income	$8,139

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended
	November 29,	November 24,
	2008	2007
Cash flows from operating activities:
Net income	$21,968	$24,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,260	4,220
Stock-based compensation expense related to employee stock options and employee stock purchases	9,599	11,262
Excess tax benefits from stock-based compensation	(349)	(2,157)
Provision for uncollectible accounts receivable	1,281	—
Deferred income tax benefit	(2,178)	(2,304)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	15,099	(7,658)
Prepaid expenses and other current assets	1,351	2,093
Income taxes payable	(5,466)	(4,101)
Other assets	185	(667)
Accounts payable and accrued expenses	99	(1,075)
Accrued salaries and related obligations	(9,436)	(5,271)
Other liabilities	(6,270)	819

Net cash provided by operating activities	31,143	19,779

Cash flows from investing activities:
Redemption of long-term investments	—	49,000
Purchase of long-term investments	—	(14,000)
Redemption of short-term investments	46,000	50,000
Purchase of short-term investments	(35,000)	—
Cash used to complete Compliance Solutions (UK) Ltd. acquisition	—	(6,028)
Purchases of property and equipment	(3,500)	(6,176)

Net cash provided by investing activities	7,500	72,796

Cash flows from financing activities:
Proceeds from exercise of stock options	4,020	10,635
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,481	3,872
Repurchase of common stock	(6,288)	(67,401)
Excess tax benefits from stock-based compensation	349	2,157
Cash dividends paid	—	(60,652)

Net cash provided by (used in) financing activities	2,562	(111,389)

Effect of exchange rate changes on cash	(3,362)	1,387

Net increase (decrease) in cash and cash equivalents	37,843	(17,427)
Cash and cash equivalents at beginning of period	80,814	121,095

Cash and cash equivalents at end of period	$118,657	$103,668

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six months ended November 29, 2008 and November 24, 2007
1. Description of the Company and its Business
     Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, information management, human resources, supply chain management, actuarial and legal services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
     The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first and second quarters of fiscal 2009 and 2008 consisted of 13 weeks each.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The financial information as of and for the three and six months ended November 29, 2008 and November 24, 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Client Reimbursements of “Out of Pocket” Expenses
     In accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services. Reimbursements received from clients were $4.5 million and $4.3 million for the three months ended November 29, 2008 and November 24, 2007, respectively and $9.9 million and $8.7 million for the six months ended November 29, 2008 and November 24, 2007, respectively.
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

Stock-Based Compensation
     The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Resources Connection, Inc. Employee Stock Purchase Plan (the “ESPP”), to be based on estimated values. The Company adopted SFAS 123 (R) using the modified prospective method, which required the application of the accounting standard as of June 1, 2006, the beginning of the Company’s 2007 fiscal year. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company applied the provisions of SAB 107 in adopting SFAS 123 (R).
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
3. Stockholders’ Equity
     In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Pursuant to this stock repurchase program, during the second quarter of fiscal 2009, we purchased approximately 392,000 shares of our common stock at an average price of $16.04 per share for approximately $6.3 million. As of November 29, 2008, approximately $41.6 million remains available under the repurchase program.
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

     The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 29,	November 24,	November 29,	November 24,
	2008	2007	2008	2007
Net income	$9,476	$13,036	$21,968	$24,618

Basic:
Weighted average shares	45,061	47,315	45,015	48,363

Diluted:
Weighted average shares	45,061	47,315	45,015	48,363
Potentially dilutive shares	798	1,439	930	1,863

Total dilutive shares	45,859	48,754	45,945	50,226

Net income per share:
Basic	$0.21	$0.28	$0.49	$0.51
Diluted	$0.21	$0.27	$0.48	$0.49
     The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 5,362,000 and 4,306,000 potential common shares for the three months ended November 29, 2008 and November 24, 2007, respectively and approximately 5,319,000 and 3,908,000 potential common shares for the six months ended November 29, 2008 and November 24, 2007, respectively.
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
6. Intangible Assets and Goodwill
     The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of November 29, 2008			As of May 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 — 7 years)	$11,570	$(6,191)	$5,379	$12,735	$(5,761)	$6,974
Consultant and customer database (1 — 5 years)	2,264	(1,869)	395	2,366	(1,778)	588
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$13,916	$(8,060)	$5,856	$15,183	$(7,539)	$7,644

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no indicators of impairment as of November 29, 2008.

     The Company recorded amortization expense of $275,000 and $84,000 for the three months ended November 29, 2008 and November 24, 2007, respectively, and $657,000 and $338,000 for the six months ended November 29, 2008 and November 24, 2007, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 30, 2009, May 29, 2010, May 28, 2011, May 26, 2012 and May 31, 2013 is $1.1 million, $1.2 million, $1.2 million, $1.2 million and $1.0 million, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of our international operations that have amortizable intangible assets into U.S. dollars.
7. Segment Reporting
     In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the U.S. The Company operates in one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets as of
	November 29,	November 24,	November 29,	November 24,	November 29,	May 31,
	2008	2007	2008	2007	2008(1)	2008(1)
United States	$134,361	$151,042	$280,556	$296,869	$116,462	$113,598
The Netherlands	21,597	19,431	44,770	35,893	24,895	35,384
Other	34,275	36,165	72,212	67,996	4,743	6,324

Total	$190,233	$206,638	$397,538	$400,758	$146,100	$155,306

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software and furniture and leasehold improvements and construction in progress.
8. Stock-Based Compensation Plans
     Stock Options and Restricted Stock
     As of November 29, 2008, the Company had outstanding grants under the following share-based compensation plans:
•	2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 7,500,000 new shares of common stock were made available for awards to employees and non-employee directors, including 2,000,000 additional shares following an amendment to the 2004 Plan approved by our stockholders on October 17, 2008. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of November 29, 2008, 3,127,000 shares were available for future award grants under the 2004 Plan.

•	The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. 1999 Plan outstanding awards that expire or terminate without having become vested or exercised rollover to the 2004 Plan.

     The following table summarizes the stock option activity for the six months ended November 29, 2008 (number of options and intrinsic value in thousands):

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares Subject to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 31, 2008	8,472	$21.41	6.98	$27,978
Granted, at fair market value	292	$20.93
Exercised	(320)	$12.55
Forfeited	(379)	$26.56

Outstanding at November 29, 2008	8,065	$21.51	6.62	$12,392

Exercisable at November 29, 2008	4,698	$25.53	5.43	$12,388

     Stock-Based Compensation Expense
     The Company’s income before income taxes included compensation expense for the three months ended November 29, 2008 and November 24, 2007 of $4.6 million and $5.3 million, respectively, and for the six months ended November 29, 2008 and November 24, 2007 of $9.6 million and $11.3 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs for the three and six months ended November 29, 2008 and November 24, 2007.
     Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the six months ended November 29, 2008 and November 24, 2007, excess tax benefits totaled $349,000 and $2.2 million, respectively.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 29, 2008. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the six months ended November 29, 2008 and November 24, 2007 was $3.2 million and $16.3 million, respectively. As of November 29, 2008, there was $29.1 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 28 months.
     Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the six months ended November 29, 2008 and November 24, 2007 was $8.5 million and $14.5 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     Employee Stock Purchase Plan
     The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 290,000 and 405,000 shares of common stock pursuant to this plan for the six months ended November 29, 2008 and the year ended May 31, 2008, respectively. There were 2,617,000 shares of common stock available for issuance under the ESPP as of November 29, 2008.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders’ equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company currently has no noncontrolling interests that would require application of the pronouncement at the date of required implementation.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change how business combinations are accounted for and will be effective for business combinations the Company consummates on June 1, 2009 and thereafter.

11. Supplemental Cash Flow Information
     The Consoldated Statements of Cash Flows for the six months ended November 24, 2007 does not include under the caption “cash flows from investing activities” the non-cash issuance of 66,715 shares of the Company’s common stock held in treasury, representing $2.2 million of the $8.2 million purchase price for Compliance Solutions.
     The Consolidated Statements of Cash Flows for the six months ended November 24, 2007 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 10,000 shares of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan, the Company is unable to reissue these shares at a future date.
12. Subsequent Events
     On December 1, 2008, the Company acquired Kompetensslussen, a human resource consulting business located in Sweden. The Company paid approximately $1.3 million, with additional consideration payable upon the achievement of certain future operating results.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Part II Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 31, 2008 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.
Overview
     Resources Global is an international professional services firm that provides experienced finance, accounting, risk management and internal audit, information management, human capital, supply chain management, actuarial and legal services professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:
•	finance and accounting services, such as mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements, financial analyses (e.g., product costing and margin analyses), corporate reorganizations, budgeting and forecasting, audit preparation, public entity reporting and tax-related projects;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	human capital services, such as change management and compensation program design and implementation;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management services, such as leading strategic sourcing efforts, contract negotiations and purchasing strategy;

•	actuarial services, such as for pension and life insurance companies; and

•	legal services such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.
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
     We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of November 29, 2008, the Company served clients through 56 offices in the United States and 33 offices abroad.
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
The weighted average estimated value per share of employee stock options granted during the three months ended November 29, 2008 was $8.90 using the Black-Scholes model with the following assumptions:

Three months ended
November 29, 2008
Expected volatility	40.6%
Risk-free interest rate	2.9%
Expected dividends	0.0%
Expected life	5.1 years
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 was an isolated event and not the commencement of a regular dividend. The Company’s historical expected life of stock option grants this quarter is approximately 5.1 years. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended November 29, 2008 Compared to Three Months Ended November 24, 2007
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.

     Revenue. Revenue decreased $16.4 million, or 7.9%, to $190.2 million for the three months ended November 29, 2008 from $206.6 million for the three months ended November 24, 2007. Although our average bill rate per hour increased quarter over quarter and we benefited from incremental revenue from the December 2007 acquisition of Domenica B.V., our revenue was adversely affected by a decline in number of hours worked by our consultants in comparison to the prior year comparable quarter and an unfavorable currency translation impact during the quarter. Although we believe we have improved the awareness of our service offerings since our founding in 1996 with clients and prospective clients through our work (including Sarbanes or related internal accounting control services), and that the significant changes taking place in the capital markets may present new opportunities going forward there can be no assurance about the timing of such opportunities or whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and certain international markets.
     Average bill rates for the three months ended November 29, 2008 improved by 1.3% from the same period in the prior year. However, the number of consultants on assignment at the end of the second quarter of fiscal 2009 of 2,854 was less than the 3,319 at the end of the second quarter of fiscal 2008 and the number of hours worked in the second quarter of fiscal 2009 declined about 9.4% from the prior year’s second quarter. On a constant currency basis, international revenues would have been higher by $3.9 million in the second quarter of fiscal 2009 and lower by $4.9 million in the second quarter of fiscal 2008, using the comparable fiscal 2008 and fiscal 2007 conversion rates. The Company operated 89 and 87 offices during the second quarters of fiscal 2009 and fiscal 2008, respectively. Our clients do not sign long-term contracts with us. Therefore, our future revenue or operating results cannot be reliably predicted from previous quarters or from extrapolation of past results.
          Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	November 29,	November 24,	%	November 29,	November 24,
	2008	2007	Change	2008	2007
North America	$138,282	$154,887	(10.7%)	72.7%	75.0%
Europe	42,231	42,215	0. 0%	22.2%	20.4%
Asia Pacific	9,720	9,536	1.9%	5.1%	4.6%

Total	$190,233	$206,638	(7.9%)	100.0%	100.0%

     Direct Cost of Services. Direct cost of services decreased $10.9 million, or 8.6%, to $116.1 million for the three months ended November 29, 2008 from $127.0 million for the three months ended November 24, 2007. Although our consultants average pay rates increased 0.6% during the second quarter as compared to the second quarter of the prior year, direct cost of services decreased for similar reasons to revenue: a decrease in hours worked and unfavorable currency rate conversion for our international operations. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.0% and 61.5% for the three months ended November 29, 2008 and November 24, 2007, respectively. The direct cost of services percentage improved in fiscal 2009 primarily because of an improvement in the ratio of hourly revenue to direct consultant salary expense.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 28.6% and 26.9% for the quarters ended November 29, 2008 and November 24, 2007, respectively. S, G &A decreased $1.1 million, or 2.0%, to $54.4 million for the three months ended November 29, 2008 from $55.5 million for the three months ended November 24, 2007. Management and administrative headcount grew slightly from 884 at the end of the second quarter of fiscal 2008 to 887 at the end of the second quarter of fiscal 2009. S, G & A decreases in the second quarter of fiscal 2009 included: a reduction in marketing and related expenses and in salary, benefit and related costs (partly attributable to the change in currency rate conversion of international operations). These decreases were offset by an increase of $628,000 in the Company’s allowance for doubtful accounts after an evaluation of the Company’s client base, receivable balances and the current economic environment; and occupancy and related costs from relocated, expanded or new offices.

     Amortization and Depreciation Expense. Amortization of intangible assets increased to $275,000 in the second quarter of fiscal 2009 compared to $84,000 in the prior year’s second quarter as a result of two acquisitions made in fiscal 2008. During fiscal 2008, the Company completed its valuation study of its June 2007 purchase of Compliance Solutions (UK) Ltd. and its December 2007 purchase of Domenica. Based upon identified intangible assets recorded at November 29, 2008 (including those that will be fully amortized during fiscal 2009), the Company anticipates amortization expense related to identified intangible assets to be approximately $1.1 million during the fiscal year ending May 30, 2009.
     Depreciation expense increased from $2.0 million for the three months ended November 24, 2007 to $2.3 million for the three months ended November 29, 2008. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since November 2007 and investments in the Company’s operating systems and other information technology. As the Company continues to invest in new offices, expanded or new office space for existing offices and capital equipment, the Company expects that depreciation expense will increase moderately during the fiscal year ending May 30, 2009.
     Interest Income. Interest income was $380,000 in the second quarter of fiscal 2009 compared to $1.6 million in the second quarter of fiscal 2008. The decrease in interest income in the second quarter of fiscal 2009 is primarily the result of declining interest rates as compared to the prior year’s second quarter.
     Currently, the Company has invested available cash primarily in short-term United States government-bonds, certificates of deposit and, to a lesser extent, A1+ rated commercial paper that has been classified as cash equivalents due to the short maturities of these investments. As of November 29, 2008, the Company had $15.0 million of investments in commercial paper with original maturity dates between three months and one year from the purchase date, which are classified as short-term investments and considered “held-to-maturity” securities.
     Income Taxes. The provision for income taxes decreased from $10.6 million for the three months ended November 24, 2007 to $8.1 million for the three months ended November 29, 2008. The provision decreased primarily because of a decrease in the Company’s pretax income in the second quarter of 2009 compared to the second quarter of fiscal 2008. The effective tax rate was 46.1% for the second quarter of fiscal 2009 and 44.8% for the second quarter of fiscal 2008. The primary reason for the increase in the effective tax rate was the Company’s lower tax benefit relative to the amount of stock-based compensation expense in the second quarter of fiscal 2009. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during the second quarter of fiscal 2009 as compared to expense related to incentive stock options (“ISOs”).
     Under SFAS 123 (R), the Company cannot recognize a tax benefit for certain ISOs unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), those tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $898,000 and $958,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2009 and 2008, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

     Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, particularly because of the unpredictability of timing and amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will not increase in the future.
Six Months Ended November 29, 2008 Compared to Six Months Ended November 24, 2007
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenue decreased $3.3 million, or 0.8%, to $397.5 million for the six months ended November 29, 2008 from $400.8 million for the six months ended November 24, 2007. Although our average bill rate per hour increased year over year and we benefited from incremental revenue from the December 2007 acquisition of Domenica B.V., our revenue was adversely affected by a decline in number of hours worked by our consultants in comparison to the prior year comparable six month period and an unfavorable currency translation impact during the quarter. On a constant currency basis, international revenues would have been lower by approximately $500,000 and $7.8 million in the first half of fiscal 2009 and fiscal 2008, respectively, using the comparable fiscal 2008 and fiscal 2007 conversion rates.
     Average bill rates for the six months ended November 29, 2008 improved by 4.1% from the same period in the prior year. However, the number of consultants on assignment at the end of the second quarter of fiscal 2009 of 2,854 was less than the 3,319 at the end of the second quarter of fiscal 2008 and the number of hours worked in the first half of fiscal 2009 declined about 5.2% from the prior year’s first half.
          Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Six
	Months Ended			% of Total
	November 29,	November 24,	%	November 29,	November 24,
	2008	2007	Change	2008	2007
North America	$288,121	$304,112	(5.3%)	72.5%	75.9%
Europe	87,780	77,998	12.5%	22.1%	19.5%
Asia Pacific	21,637	18,648	16.0%	5.4%	4.6%

Total	$397,538	$400,758	(0.8%)	100.0%	100.0%

     Direct Cost of Services. Direct cost of services decreased $5.1 million, or 2.1%, to $242.6 million for the six months ended November 29, 2008 from $247.7 million for the six months ended November 24, 2007. Although our consultants average pay rates increased 3.2% during the first half of fiscal 2009 as compared to the first half of the prior year, direct cost of services decreased for similar reasons to revenue: a decrease in hours worked and unfavorable currency rate conversion for our international operations. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.0% and 61.8% for the six months ended November 29, 2008 and November 24, 2007, respectively. The direct cost of services percentage improved in fiscal 2009 primarily because of an improvement in the ratio of hourly revenue to direct consultant salary expense.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 27.9% and 27.1% for the six months ended November 29, 2008 and November 24, 2007, respectively. S, G &A increased $2.4 million, or 2.2%, to $110.9 million for the six months ended November 29, 2008 from $108.5 million for the six months ended November 24, 2007. The change in S, G & A primarily stems from increased personnel and related benefit costs in both our U.S. and international markets. Management and administrative headcount grew slightly from 884 at the end of the second quarter of fiscal 2008 to 887 at the end of the second quarter of fiscal 2009. In addition to the increase in salaries and benefit costs, other significant S, G & A increases in the first half of fiscal 2009 included: an increase of $1.3 million in the Company’s allowance for doubtful accounts after an evaluation of the Company’s client base receivable balances and the current economic environment; and occupancy and related costs from relocated, expanded or new offices.
     Amortization and Depreciation Expense. Amortization of intangible assets increased to $657,000 in the first six months of fiscal 2009 compared to $338,000 in the prior year’s first six months as a result of two acquisitions made in fiscal 2008. The Company completed its valuation study during fiscal 2008 of its June 2007 purchase of Compliance Solutions (UK) Ltd. and its December 2007 purchase of Domenica.

     Depreciation expense increased from $3.9 million for the six months ended November 24, 2007 to $4.6 million for the six months ended November 29, 2008. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2007 and investments in the Company’s operating systems and other information technology.
     Interest Income. Interest income was $896,000 in the first half of fiscal 2009 compared to $4.2 million in the first half of fiscal 2008. The decrease in interest income in the first half of fiscal 2009 is the result of a lower average cash balance available for investment and declining interest rates as compared to the prior year’s first half. The Company has less cash available for investment in the current fiscal year because during fiscal 2008 it used approximately $102.1 million to purchase its common stock; paid a special dividend of approximately $60.7 million in the first quarter of fiscal 2008; and used approximately $29.8 million to acquire Domenica (December 2007) and Compliance Solutions (June 2007).
     Income Taxes. The provision for income taxes decreased from $19.9 million for the six months ended November 24, 2007 to $17.7 million for the six months ended November 29, 2008. The provision decreased primarily because of a decrease in the Company’s pretax income in the first half of 2009 compared to the first half of fiscal 2008. The effective tax rate was 44.6% for the first half of fiscal 2009 and 44.7% for the first half of fiscal 2008.
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
     The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of November 29, 2008, the Company had $2.4 million available under the terms of the Credit Agreement as Bank of America has issued $600,000 of outstanding letters of credit in favor of third parties related to operating leases. As of November 29, 2008, the Company was in compliance with all covenants included in the Credit Agreement.
     Net cash provided by operating activities was $31.1 million for the six months ended November 29, 2008 compared to $19.8 million for the six months ended November 24, 2007. Cash provided by operations in the first six months of fiscal 2009 resulted from net income of $22.0 million, increased by non-cash items of $13.6 million, less net cash used by changes in operating assets and liabilities of $4.5 million. In the first six months of fiscal 2008, cash provided by operations resulted from net income of $24.6 million, increased by non-cash items of $11.0 million, less net cash used by changes in operating assets and liabilities of $15.8 million. The most significant cause of the favorable change in operating assets and liabilities from fiscal 2008 to fiscal 2009 was the decrease in accounts receivable during the first half of fiscal 2009 (more cash collected than revenue generated during the period). Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of November 29, 2008, the Company had $118.7 million of cash and cash equivalents and $15.0 million of investments in “A1+” rated commercial paper.
     Net cash provided by investing activities was $7.5 million for the first six months of fiscal 2009 compared to $72.8 million in the first six months of fiscal 2008. The Company spent approximately $2.7 million less on property and equipment in the first six months of fiscal 2009 compared to the first half of fiscal 2008. Cash received from the redemption of short-term investments (commercial paper and government agency bonds), net of cash used to purchase short-term investments, resulted in a net source of $11.0 million in the first six months of fiscal 2009 compared to a net source from the redemption of short and long-term investments of $85.0 million in the first half of fiscal 2008. In addition, in the first half of fiscal 2008, the Company used $6.0 million in cash in connection with its acquisition of Compliance Solutions (UK) Ltd, a United Kingdom-based provider of regulatory compliance services.
     Net cash provided by financing activities totaled $2.6 million for the six months ended November 29, 2008, compared to a use of cash of $111.4 million for the six months ended November 24, 2007. The primary cause of the change between the two periods was the payment by the Company in August 2007 of a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million. No dividend was paid in the first half of fiscal 2009. In addition, the Company also used cash during the six months ended November 24, 2007 to purchase approximately 2.9 million shares of the Company’s common stock for approximately $67.4 million while the Company purchased approximately 392,000 shares for approximately $6.3 million in the first half of fiscal 2009. In the first six months of fiscal 2009, the Company received cash from stock option exercises and purchases of common stock through the ESPP of $8.5 million compared to $14.5 million in the corresponding period of fiscal 2008.
     Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily leasehold improvements and technology hardware and software. In addition, we may consider making strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure debt financing. The sale of additional equity securities or certain forms of debt financing could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the six months ended November 29, 2008 and November 24, 2007.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. At the end of the second quarter of fiscal 2009, we had approximately $133.7 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operation.
     Foreign Currency Exchange Rate Risk. For the quarter ended November 29, 2008, approximately 29.4% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
     Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 79% of our balances of cash, cash equivalents and short-term investments as of November 29, 2008 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Euros, Japanese Yen, Hong Kong Dollars or British Pound Sterling. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains.

     Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 29, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 29, 2008. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 29, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Until our shareholders approved an increase of two million shares to our 2004 Performance Incentive Plan, we had a limited number of options remaining in our plan available to grant to employees and, consequently, we significantly reduced the amount of stock options granted to incumbent employees during fiscal 2008. In addition, many of our options outstanding are currently priced at less than the per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.

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
     During the downturn in the economy of the United States during fiscal 2002 and 2003, our business was adversely affected. As the general level of economic activity slowed, our clients delayed or cancelled plans that involved professional services, particularly outsourced professional services. Consequently, we experienced fluctuations in the demand for our services. During fiscal 2008 and continuing into fiscal 2009, the United States economy has softened significantly, resulting in a reduction in our revenue. In addition, during fiscal 2009 several European and Asia Pacific countries reported contraction in their economies. Continued deterioration of the United States and international economies, including credit markets, could result in a further reduction in demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results could suffer.
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
     We are required to periodically assess the recoverability of certain assets, including deferred tax assets and long-lived assets. Continued softening of the United States economy and the downturn in international economies could adversely affect our evaluation of the recoverability of such assets, requiring us to record a valuation allowance or impairment.
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
     Our future success depends upon the continued employment of Donald B. Murray, our executive chairman. The departure of Mr. Murray or other members of our management team could significantly disrupt our operations. Key members of our senior management team include Thomas D. Christopoul, our president and chief executive officer; Karen M. Ferguson, executive vice president and chief strategy officer; Anthony Cherbak, executive vice president and president-international operations; Kate W. Duchene, chief legal officer and executive vice president of human resources; Nathan W. Franke, executive vice president and chief financial officer; and John D. Bower, senior vice president, finance. We do not have an employment agreement with Mr. Bower.

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
     Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of our Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:
•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•	prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares and that our bylaws can be amended only by supermajority vote of the outstanding shares or by our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

     The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note 10—Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our board of directors.
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
     We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name are essential to our business. We have applied for United States and foreign registrations on this service mark. We have previously obtained United States registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002 as well as certain foreign registrations. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the operating company name of Resources Global Professionals. We obtained United States registration on our Resources Global Professionals service mark, Registration No. 3,298,841 registered September 25, 2007. However, our rights to this service mark are not currently protected in some of our foreign registrations, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the second quarter of fiscal 2009 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
August 31, 2008 - September 27, 2008	—	$—	—	$47,934,462
September 28, 2008 — October 25, 2008	317,049	$16.37	317,049	$42,743,357
October 26, 2008 — November 29, 2008	75,000	$14.62	75,000	$41,646,662

Total August 31, 2008 — November 29, 2008	392,049	$16.04	392,049	$41,646,662

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On October 17, 2008, the Company held its annual meeting of stockholders. The following matters were presented to stockholders for approval:
1.	The election of three directors. The vote for each director was as follows:

		Shares
Nominee	Shares For	Withheld
Jolene Sykes-Sarkis	39,686,321	472,310
Anne Shih	39,659,415	499,216
Robert F. Kistinger	39,687,661	470,970
     The continuing directors, whose terms of office did not expire at the meeting, are Thomas D. Christopoul, Neil Dimick, Karen M. Ferguson, Donald B. Murray and A. Robert Pisano.
2.	The approval of a proposal to amend the Resources Connection 2004 Performance Incentive Plan to increase the number of shares available for award grants by 2,000,000 shares.

Shares For	Against	Abstain	Broker Non-Votes
27,280,704	9,015,301	1,695,903	2,233,646
3.	The approval of a proposal to amend the Resources Connection, Inc. Employee Stock Purchase Plan to extend the term of the plan by eight years and to increase the number of shares available for issuance under the plan by 2,000,000 shares.

Shares For	Against	Abstain	Broker Non-Votes
35,706,823	588,339	1,696,746	2,233,646

4.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

Shares For	Against	Abstain	Broker Non-Votes
38,161,218	293,429	1,696,275	74,632
Item 5. Other Information
     None.
Item 6. Exhibits
     a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.
Date: January 8, 2009	/s/ Thomas D. Christopoul
Thomas D. Christopoul
President and Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2009	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith