Form 10-Q
period 2009-02-28
RESOURCES CONNECTION INC
filed 2009-04-09
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 2, 2009, 45,031,721 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	February 28, 2009	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$120,977	$80,814
Short-term investments	25,000	26,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,534 and $3,976 as of February 28, 2009 and May 31, 2008, respectively	84,134	126,669
Prepaid expenses and other current assets	4,482	6,075
Prepaid income taxes	10,213	530
Deferred income taxes	9,102	9,102

Total current assets	253,908	249,190
Goodwill	108,168	107,761
Intangible assets, net	5,539	7,644
Property and equipment, net	36,353	39,901
Deferred income taxes	3,200	4,685
Other assets	1,666	1,321

Total assets	$408,834	$410,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,787	$19,315
Accrued salaries and related obligations	49,230	64,174
Other current liabilities	7,772	7,935

Total current liabilities	72,789	91,424
Other long-term liabilities	2,358	7,269
Deferred income taxes	2,119	5,921

Total liabilities	77,266	104,614

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 53,242 and 52,294 shares issued; and 44,980 and 44,654 outstanding as of February 28, 2009 and May 31, 2008, respectively	532	523
Additional paid-in capital	275,791	249,033
Accumulated other comprehensive (losses) gains	(7,368)	8,534
Retained earnings	254,553	230,505
Treasury stock at cost, 8,262 shares and 7,640 shares at February 28, 2009 and May 31, 2008, respectively	(191,940)	(182,707)

Total stockholders’ equity	331,568	305,888

Total liabilities and stockholders’ equity	$408,834	$410,502

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Revenue	$155,989	$202,803	$553,527	$603,561
Direct cost of services, primarily payroll and related taxes for professional services employees	97,988	127,252	340,576	374,908

Gross profit	58,001	75,551	212,951	228,653
Selling, general and administrative expenses	50,803	57,518	161,696	166,061
Amortization of intangible assets	271	211	928	549
Depreciation expense	2,185	2,200	6,788	6,082

Income from operations	4,742	15,622	43,539	55,961
Interest income	(458)	(952)	(1,354)	(5,123)

Income before provision for income taxes	5,200	16,574	44,893	61,084
Provision for income taxes	3,120	7,909	20,845	27,801

Net income	$2,080	$8,665	$24,048	$33,283

Net income per common share:
Basic	$0.05	$0.19	$0.53	$0.69

Diluted	$0.05	$0.19	$0.53	$0.67

Weighted average common shares outstanding:
Basic	44,976	45,616	45,002	48,399

Diluted	45,390	46,547	45,760	49,952

Cash dividends declared per share	$—	$—	$—	$1.25

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Nine Months Ended
February 28, 2009
COMMON STOCK—SHARES:
Balance at beginning of period	52,294
Exercise of stock options	392
Release of restricted stock	11
Issuance of common stock under Employee Stock Purchase Plan	545

Balance at end of period	53,242

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$523
Exercise of stock options	4
Issuance of common stock under Employee Stock Purchase Plan	5

Balance at end of period	$532

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$249,033
Exercise of stock options	4,791
Release of restricted stock	250
Stock-based compensation expense related to employee stock options and employee stock purchases	13,811
Tax benefit from employee stock option plans	224
Issuance of treasury stock for acquisitions of Kompetensslussen X-tern Personalfunktion AB and Limbus Holding B.V.	(361)
Issuance of treasury stock under employment agreements	20
Issuance of common stock under Employee Stock Purchase Plan	8,023

Balance at end of period	$275,791

ACCUMULATED OTHER COMPREHENSIVE GAINS (LOSSES):
Balance at beginning of period	$8,534
Currency translation adjustment	(15,902)

Balance at end of period	$(7,368)

RETAINED EARNINGS:
Balance at beginning of period	$230,505
Net income	24,048

Balance at end of period	$254,553

TREASURY STOCK—SHARES:
Balance at beginning of period	7,640
Issuance of treasury stock for acquisitions of Kompetensslussen X-tern Personalfunktion AB and Limbus Holding B.V.	(86)
Issuance of treasury stock under employment agreements	(4)
Purchase of shares	712

Balance at end of period	8,262

TREASURY STOCK—COST:
Balance at beginning of period	$(182,707)
Issuance of treasury stock for acquisitions of Kompetensslussen X-tern Personalfunktion AB and Limbus Holding B.V.	1,621
Issuance of treasury stock under employment agreements	79
Purchase of shares	(10,933)

Balance at end of period	$(191,940)

COMPREHENSIVE INCOME:
Net income	$24,048
Currency translation adjustment	(15,902)

Total comprehensive income	$8,146

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended
	February 28,	February 23,
	2009	2008
Cash flows from operating activities:
Net income	$24,048	$33,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,716	6,631
Stock-based compensation expense related to employee stock options and employee stock purchases	13,811	17,314
Excess tax benefits from stock-based compensation	(392)	(2,221)
Provision for uncollectible accounts receivable	1,824	—
Deferred income tax benefit	(3,310)	(4,293)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	33,532	(7,343)
Prepaid expenses and other current assets	880	2,586
Income taxes payable	(9,643)	(8,046)
Other assets	(29)	(688)
Accounts payable and accrued expenses	(1,123)	(1,441)
Accrued salaries and related obligations	(15,447)	(10,480)
Other liabilities	(4,214)	1,845

Net cash provided by operating activities	47,653	27,147

Cash flows from investing activities:
Redemption of long-term investments	—	55,000
Purchase of long-term investments	—	(14,000)
Redemption of short-term investments	61,000	61,000
Purchase of short-term investments	(60,000)	(18,000)
Cash used to complete Domenica, B.V. acquisition	—	(17,334)
Cash used to complete Compliance Solutions (UK) Ltd. acquisition	—	(6,028)
Cash used to purchase Kompetensslussen X-tern Personalfunktion AB, net of cash acquired	(689)	—
Cash used to purchase Limbus Holding B.V., net of cash acquired	(883)	—
Purchases of property and equipment	(5,418)	(9,179)

Net cash (used in) provided by investing activities	(5,990)	51,459

Cash flows from financing activities:
Proceeds from exercise of stock options	4,795	12,396
Proceeds from issuance of common stock under Employee Stock Purchase Plan	8,028	7,915
Repurchase of common stock	(10,933)	(81,079)
Excess tax benefits from stock-based compensation	392	2,221
Cash dividends paid	—	(60,652)

Net cash provided by (used in) financing activities	2,282	(119,199)

Effect of exchange rate changes on cash	(3,782)	1,124

Net increase (decrease) in cash and cash equivalents	40,163	(39,469)
Cash and cash equivalents at beginning of period	80,814	121,095

Cash and cash equivalents at end of period	$120,977	$81,626

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine months ended February 28, 2009 and February 23, 2008
1. Description of the Company and its Business
Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, information management, human resources, supply chain management, actuarial and legal services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first, second and third quarters of fiscal 2009 and 2008 consisted of 13 weeks each.
2. Summary of Significant Accounting Policies
Interim Financial Information
The financial information as of and for the three and nine months ended February 28, 2009 and February 23, 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Client Reimbursements of “Out of Pocket” Expenses
In accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services. Reimbursements received from clients were $3.1 million and $3.9 million for the three months ended February 28, 2009 and February 23, 2008, respectively and $13.0 million and $12.6 million for the nine months ended February 28, 2009 and February 23, 2008, respectively.
Cash, Cash Equivalents and Short-Term Investments
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
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock options vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2004 Performance Incentive Plan. Under SFAS 123 (R), the Company determines the estimated value of stock options using the Black-Scholes valuation model. SFAS 123 (R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes stock-based compensation expense on a straight-line basis.
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
3. Stockholders’ Equity
In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Pursuant to this stock repurchase program, during the third quarter of fiscal 2009, we purchased approximately 320,000 shares of our common stock at an average price of $14.50 per share for approximately $4.6 million. For the nine months ended February 28, 2009, we purchased approximately 712,000 shares of our common stock at an average price of $15.36 per share for approximately $10.9 million. As of February 28, 2009, approximately $37.0 million remains available under the repurchase program.
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

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Net income	$2,080	$8,665	$24,048	$33,283

Basic:
Weighted average shares	44,976	45,616	45,002	48,399

Diluted:
Weighted average shares	44,976	45,616	45,002	48,399
Potentially dilutive shares	414	931	758	1,553

Total dilutive shares	45,390	46,547	45,760	49,952

Net income per share:
Basic	$0.05	$0.19	$0.53	$0.69
Diluted	$0.05	$0.19	$0.53	$0.67
The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 6,400,000 and 4,990,000 potential common shares for the three months ended February 28, 2009 and February 23, 2008, respectively and approximately 5,680,000 and 4,269,000 potential common shares for the nine months ended February 28, 2009 and February 23, 2008, respectively.
5. Acquisitions
On January 16, 2009, the Company acquired Limbus Holding B.V. (“Limbus”), a Netherlands based provider of risk and compliance and process improvement consultancy services to financial institutions and the public sector. The Company paid approximately $2.0 million for the acquisition, consisting of $1.0 million in cash and $1.0 million (68,459 shares) of the Company’s treasury stock.
In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the Company will allocate the purchase price of Limbus based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill, pending completion of the Company’s valuation study. The Company is considering a number of factors in performing this valuation, including the valuation of identifiable intangible assets. The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes. Assuming Limbus had been acquired on May 26, 2007, the pro forma impact on the Company’s revenue and net income would be insignificant for the nine months ended February 28, 2009 and February 23, 2008.
The purchase agreement for the acquisition of Limbus requires additional purchase price to be paid in fiscal year 2011 and 2012, provided certain revenue and gross margin milestones are met. Future payments will consist of a combination of cash and stock of up to 1.5 million Euros. Stock earned will be restricted and non-transferrable until December 31, 2012.
On December 1, 2008, the Company acquired Kompetensslussen X-tern Personalfunktion AB (“Kompetensslussen”), a Sweden based provider of human capital services. The Company paid approximately $1.0 million for the acquisition, consisting of $745,000 in cash and $274,000 (18,302 shares) of the Company’s treasury stock.
In accordance with SFAS No. 141, the Company will allocate the purchase price of Kompetensslussen based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill, pending completion of the Company’s valuation study. The Company is considering a number of factors in performing this valuation, including the valuation of identifiable intangible assets. The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes. Assuming Kompetensslussen had been acquired on May 26, 2007, the pro forma impact on the Company’s revenue and net income would be insignificant for the nine months ended February 28, 2009 and February 23, 2008.
The purchase agreement for the Kompetensslussen acquisition requires earn-out payments based on Kompetensslussen’s achievement of certain financial results for calendar year 2010. The earn-out is two-tiered, subject to gross margin goals and payable equally in cash and stock of the Company. The first tier earn-out may be up to 8.0 million Swedish Krona (SEK) and the second tier earn-out may be up to 3.0 million SEK. If earned, payments are to be made no later than March 31, 2011.

On December 18, 2007, the Company acquired Domenica B.V. (“Domenica”), a Netherlands based provider of actuarial services to pension and life insurance companies. Through February 28, 2009, the Company paid cash of approximately $23.6 million for the acquisition, including an earn-out payment of approximately $4.0 million in May 2008. In addition, a second earn-out payment, discussed below, is accrued as of the end of the third quarter of fiscal 2009.
The purchase agreement of Domenica required earn-out payments as follows: 1) for calendar year 2007, if Domenica’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) exceeded 2.5 million Euros, then an amount equal to EBITDA less 400,000 Euros. In accordance with these terms, the first earn-out payment of approximately $4.0 million was made in the fourth quarter of fiscal 2008 and recorded as goodwill; 2) for calendar year 2008, if Domenica’s EBITDA exceeded 2.5 million Euros, then an amount equal to EBITDA less 600,000 Euros. In accordance with these terms, the second earn-out payment of approximately $2.6 million was accrued in the third quarter of fiscal 2009 and recorded as goodwill.
In accordance with SFAS No. 141, the Company allocated the purchase price of Domenica based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company completed its purchase price allocation after considering a number of factors, including the valuation of the identifiable intangible assets. The total intangible assets acquired include approximately $15.6 million for goodwill, $6.2 million for customer relationships (amortized over seven years) and $556,000 for a database of potential consultants (amortized over five years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.
6. Intangible Assets and Goodwill
The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of February 28, 2009			As of May 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 – 7 years)	$11,509	$(6,414)	$5,095	$12,735	$(5,761)	$6,974
Consultant and customer database (1 – 5 years)	2,259	(1,897)	362	2,366	(1,778)	588
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$13,850	$(8,311)	$5,539	$15,183	$(7,539)	$7,644

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no indicators of impairment as of February 28, 2009.
The Company recorded amortization expense of $271,000 and $211,000 for the three months ended February 28, 2009 and February 23, 2008, respectively, and $928,000 and $549,000 for the nine months ended February 28, 2009 and February 23, 2008, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 30, 2009, May 29, 2010, May 28, 2011, May 26, 2012 and May 31, 2013 is $1.2 million, $1.2 million, $1.2 million, $1.1 million and $1.0 million, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of our international operations that have amortizable intangible assets into U.S. dollars nor do they incorporate an estimate of the amortization related to the valuation studies yet to be completed related to the acquisitions of Limbus and Kompetensslussen.

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

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended		Long-Lived Assets as of
	February 28,	February 23,	February 28,	February 23,	February 28,	May 31,
	2009	2008	2009	2008	2009 (1)	2008 (1)
United States	$111,658	$146,999	$392,214	$443,868	$115,981	$113,598
The Netherlands	17,646	22,612	62,416	58,505	28,610	35,384
Other	26,685	33,192	98,897	101,188	5,469	6,324

Total	$155,989	$202,803	$553,527	$603,561	$150,060	$155,306

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software, furniture, leasehold improvements and construction in progress.
8. Stock-Based Compensation Plans
Stock Options and Restricted Stock
As of February 28, 2009, the Company had outstanding grants under the following share-based compensation plans:
•
2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 7,500,000 new shares of common stock were made available for awards to employees and non-employee directors, including 2,000,000 additional shares following an amendment to the 2004 Plan approved by our stockholders on October 17, 2008. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of February 28, 2009, 2,144,000 shares were available for future award grants under the 2004 Plan.

•
The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised rollover to the 2004 Plan.

The following table summarizes the stock option activity for the nine months ended February 28, 2009 (number of options and intrinsic value in thousands):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 31, 2008	8,472	$21.41	6.98	$27,978
Granted, at fair market value	1,533	$15.78
Exercised	(392)	$12.24
Forfeited	(650)	$26.22

Outstanding at February 28, 2009	8,963	$20.50	6.86	$4,616

Exercisable at February 28, 2009	5,402	$20.17	5.47	$4,616

Stock-Based Compensation Expense
The Company’s income before income taxes included compensation expense for the three months ended February 28, 2009 and February 23, 2008 of $4.2 million and $6.1 million, respectively, and for the nine months ended February 28, 2009 and February 23, 2008 of $13.8 million and $17.3 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs for the three and nine months ended February 28, 2009 and February 23, 2008.
Excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the nine months ended February 28, 2009 and February 23, 2008, excess tax benefits totaled $392,000 and $2.2 million, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 28, 2009. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the nine months ended February 28, 2009 and February 23, 2008 was $3.5 million and $17.2 million, respectively. As of February 28, 2009, there was $31.0 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 31 months.
Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the nine months ended February 28, 2009 and February 23, 2008 were $12.8 million and $20.3 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 545,000 and 405,000 shares of common stock pursuant to this plan for the nine months ended February 28, 2009 and the year ended May 31, 2008, respectively. There were 2,362,000 shares of common stock available for issuance under the ESPP as of February 28, 2009.

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
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change how business combinations are accounted for and will be effective for business combinations the Company consummates on May 31, 2009 and thereafter. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at their fair value on the acquisition date. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, (3) expensing restructuring costs associated with an acquired business, and (4) goodwill. SFAS 141(R) also includes a substantial number of new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

11. Supplemental Cash Flow Information
The Consolidated Statements of Cash Flows for the nine months ended February 28, 2009 does not include under the caption “cash flows from investing activities” the non-cash issuance of 18,302 shares of the Company’s common stock held in treasury, representing $274,000 of the approximately $1.0 million purchase price for the Kompetensslussen acquisition.
The Consolidated Statements of Cash Flows for the nine months ended February 28, 2009 does not include under the caption “cash flows from investing activities” the non-cash issuance of 68,459 shares of the Company’s common stock held in treasury, representing $986,000 of the approximately $2.0 million purchase price for the Limbus acquisition.
The Consolidated Statements of Cash Flows for the nine months ended February 23, 2008 does not include under the caption “cash flows from investing activities” the non-cash issuance of 66,715 shares of the Company’s common stock held in treasury, representing $2.2 million of the $8.2 million purchase price for the Compliance Solutions acquisition.
The Consolidated Statements of Cash Flows for the nine months ended February 23, 2008 does not include under the caption “cash flows from financing activities” the non-cash cancellation of 10,000 shares of the Company’s common stock that had been classified as treasury stock. In accordance with the amendment to the Company’s 2004 Performance Incentive Plan, the Company is unable to reissue these shares at a future date.
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
We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of February 28, 2009, the Company served clients through 56 offices in the United States and 33 offices abroad.
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
Income taxes—In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect the Company’s future financial results. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded and this adjustment could materially affect the Company’s future financial results.

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
The weighted average estimated value per share of employee stock options granted during the three months ended February 28, 2009 was $5.97 using the Black-Scholes model with the following assumptions:

Three months ended
February 28, 2009
Expected volatility	40.6 to 43.6%
Risk-free interest rate	1.72% – 1.89%
Expected dividends	0.0%
Expected life	5.1 to 6.7 years
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 was an isolated event and not the commencement of a regular dividend. The Company’s historical expected life of stock option grants this quarter is approximately 5.1 years for non-officers and 6.7 for officers. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended February 28, 2009 Compared to Three Months Ended February 23, 2008
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue decreased $46.8 million, or 23.1%, to $156.0 million for the three months ended February 28, 2009 from $202.8 million for the three months ended February 23, 2008. Our revenue was adversely affected by a decline in the number of hours worked by our consultants as well as a decrease in the average bill rate per hour in comparison to the prior year comparable quarter. We believe the primary cause of the decrease in hours worked by our consultants is the result of client uncertainties about the global economic environment which is causing our clients to approach their business more cautiously and either defer, downsize or eliminate projects. The number of consultants on assignment at the end of the third quarter of fiscal 2009 was 2,363 compared to the 3,272 assigned at the end of the third quarter of fiscal 2008. The number of hours worked in the third quarter of fiscal 2009 declined about 21.1% from the prior year’s third quarter, while average bill rates fell by 2.6% compared to the same period in the prior year. Although we believe we have improved the awareness of our service offerings since our founding in 1996 with clients and prospective clients through our work (including Sarbanes or related internal accounting control services), and that the significant changes taking place in the capital markets may present new opportunities going forward, there can be no assurance about the timing of such opportunities or whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and international markets. In addition, our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.
On a constant currency basis, international revenues would have been higher by $6.1 million in the third quarter of fiscal 2009 but lower by $4.3 million in the third quarter of fiscal 2008, using the comparable fiscal 2008 and fiscal 2007 conversion rates. The Company operated 89 offices during both the third quarters of fiscal 2009 and fiscal 2008.
Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	February 28,	February 23,	%	February 28,	February 23,
	2009	2008	Change	2009	2008
North America	$114,726	$150,919	(24.0%)	73.5%	74.4%
Europe	33,305	42,808	(22.2%)	21.4%	21.1%
Asia Pacific	7,958	9,076	(12.3%)	5.1%	4.5%

Total	$155,989	$202,803	(23.1%)	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $29.3 million, or 23.0%, to $98.0 million for the three months ended February 28, 2009 from $127.3 million for the three months ended February 23, 2008. Direct cost of services decreased for similar reasons to revenue: a decrease in hours worked and a 3.2% decrease in our consultant’s average pay rate. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was essentially flat at 62.8% for both the three months ended February 28, 2009 and February 23, 2008.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 32.6% and 28.4% for the quarters ended February 28, 2009 and February 23, 2008, respectively. S, G &A decreased $6.7 million, or 11.7%, to $50.8 million for the three months ended February 28, 2009 from $57.5 million for the three months ended February 23, 2008. Management and administrative headcount decreased from 887 at the end of the third quarter of fiscal 2008 to 848 at the end of the third quarter of fiscal 2009. S, G & A decreases in the third quarter of fiscal 2009 included: a reduction in recruiting and related expenses, salary, benefit and related costs and in stock based compensation expense. These decreases were partially offset by an increase of $543,000 in the Company’s allowance for doubtful accounts after an evaluation of the Company’s client base, receivable balances and the current economic environment.
Subsequent to the third quarter of fiscal 2009, the Company announced a reduction in headcount and the closure of seven offices whose clients could be served from other offices within a close proximity. These actions will cost approximately $3.4 million, related to severance costs, leasehold improvement write-offs and estimated lease termination accruals to be recognized in the fourth quarter of fiscal 2009.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $271,000 in the third quarter of fiscal 2009 compared to $211,000 in the prior year’s third quarter as a result of amortization related to identifiable intangibles assets of the Compliance Solutions (UK) Ltd. and Domenica acquisitions made in fiscal 2008. Based upon identified intangible assets recorded at February 28, 2009 (including those that will be fully amortized during fiscal 2009), the Company anticipates amortization expense related to identified intangible assets to be approximately $1.2 million during the fiscal year ending May 30, 2009.

Depreciation expense remained relatively unchanged at $2.2 million for the three months ended February 28, 2009 and February 23, 2008. The consistency in depreciation is attributable to the Company operating the same number of offices in fiscal 2009 and 2008.
Interest Income. Interest income was $458,000 in the third quarter of fiscal 2009 compared to $952,000 in the third quarter of fiscal 2008. The decrease in interest income in the third quarter of fiscal 2009 is primarily the result of declining interest rates as compared to the prior year’s third quarter.
Currently, the Company has invested available cash primarily in a prime institutional money market fund, short-term United States government-bonds, certificates of deposit and, to a lesser extent, A1+ rated commercial paper that has been classified as cash equivalents due to the short maturities of these investments. As of February 28, 2009, the Company had $25.0 million of investments in commercial paper with original maturity dates between three and six months from the purchase date, which are classified as short-term investments and considered “held-to-maturity” securities.
Income Taxes. The provision for income taxes decreased from $7.9 million for the three months ended February 23, 2008 to $3.1 million for the three months ended February 28, 2009. The provision decreased primarily because of a decrease in the Company’s pretax income in the third quarter of 2009 compared to the third quarter of fiscal 2008. The effective tax rate was 60.0% for the third quarter of fiscal 2009 and 47.7% for the third quarter of fiscal 2008. The effective tax rate increased because the Company’s lower pre-tax income disproportionally magnifies the effect of ISOs and other non-deductible permanent differences on the Company’s effective rate. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during the third quarter of fiscal 2009 as compared to expense related to incentive stock options (“ISOs”).
Under SFAS 123 (R), the Company cannot recognize a tax benefit for certain ISOs unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, under SFAS 123 (R), those tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $984,000 and $1.2 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2009 and 2008, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.
Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, particularly because of the unpredictability of timing and amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will not increase in the future.
Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 23, 2008
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue decreased $50.1 million, or 8.3%, to $553.5 million for the nine months ended February 28, 2009 from $603.6 million for the nine months ended February 23, 2008. Although our average bill rate per hour increased slightly year over year and we benefited from incremental revenue from the December 2007 acquisition of Domenica B.V., our revenue was adversely affected by a decline in number of hours worked by our consultants in comparison to the prior year nine month period. On a constant currency basis, international revenues would have been higher by approximately $5.6 million for the nine months ended February 28, 2009 if we had translated our international results using the comparable fiscal 2008 conversion rates; this compares to an approximate decrease of $11.5 million in revenue for the nine months ended February 23, 2008 using the comparable fiscal 2007 conversion rates.
Average bill rates for the nine months ended February 28, 2009 improved by 1.8% from the same period in the prior year. However, the number of consultants on assignment at the end of the third quarter of fiscal 2009 of 2,363 was less than the 3,272 at the end of the third quarter of fiscal 2008 and the number of hours worked in the first three quarters of fiscal 2009 declined about 10.4% from the same period in the prior fiscal year.

Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Nine
	Months Ended			% of Total
	February 28,	February 23,	%	February 28,	February 23,
	2009	2008	Change	2009	2008
North America	$402,846	$455,032	(11.5%)	72.8%	75.4%
Europe	121,085	120,805	0.2%	21.9%	20.0%
Asia Pacific	29,596	27,724	6.8%	5.3%	4.6%

Total	$553,527	$603,561	(8.3%)	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $34.3 million, or 9.1%, to $340.6 million for the nine months ended February 28, 2009 from $374.9 million for the nine months ended February 23, 2008. Although our consultants average pay rates were flat in the first three quarters of fiscal 2009 compared to the same period in fiscal 2008, direct cost of services decreased due to a reduction in hours worked. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.5% and 62.1% for the nine months ended February 28, 2009 and February 23, 2008, respectively. The direct cost of services percentage improved in fiscal 2009 primarily because of an improvement in the ratio of hourly revenue to consultant salary expense.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 29.2% and 27.5% for the nine months ended February 28, 2009 and February 23, 2008, respectively. S, G &A decreased $4.4 million, or 2.6%, to $161.7 million for the nine months ended February 28, 2009 from $166.1 million for the nine months ended February 23, 2008. The change in S, G & A primarily stems from: a decrease in stock-based compensation expense of $3.4 million resulting from a reduction in our stock price and in the number of options granted; a decrease in bonus related accruals of $1.1 million; and a decrease of approximately $1.4 million in marketing and recruiting expenses; partially offset by an increase of $1.8 million in the Company’s allowance for doubtful accounts after an evaluation of the Company’s client base receivable balances and the current economic environment; and occupancy and related costs from relocated or expanded offices.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $928,000 in the first nine months of fiscal 2009 compared to $549,000 in the prior year’s first nine months as a result of two acquisitions made in fiscal 2008. The Company completed its valuation study during fiscal 2008 of its June 2007 purchase of Compliance Solutions (UK) Ltd. and its December 2007 purchase of Domenica.
Depreciation expense increased from $6.1 million for the nine months ended February 23, 2008 to $6.8 million for the nine months ended February 28, 2009. The increase in depreciation was related to a slightly higher asset base due to the recent acquisitions, investments made in offices relocated or expanded since May 2007 and investments in the Company’s operating systems and other information technology.
Interest Income. Interest income was $1.4 million in the nine months ended February 28, 2009 compared to $5.1 million for the nine months ended February 23, 2008. The decrease in interest income is the result of declining interest rates as compared to the prior year’s same period.
Income Taxes. The provision for income taxes decreased from $27.8 million for the nine months ended February 23, 2008 to $20.8 million for the nine months ended February 28, 2009. The provision decreased primarily because of a decrease in the Company’s pretax income in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The effective tax rate was 46.3% for the nine months ended February 28, 2009 and 45.5% for the nine months ended February 23, 2008.
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
The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of February 28, 2009, the Company had $2.4 million available under the terms of the Credit Agreement as Bank of America has issued $600,000 of outstanding letters of credit in favor of third parties related to operating leases. As of February 28, 2009, the Company was in compliance with all covenants included in the Credit Agreement.
Net cash provided by operating activities was $47.7 million for the nine months ended February 28, 2009 compared to $27.1 million for the nine months ended February 23, 2008. Cash provided by operations in the first nine months of fiscal 2009 resulted from net income of $24.0 million, increased by non-cash items of $19.7 million, plus net cash provided by changes in operating assets and liabilities of $4.0 million. In the first nine months of fiscal 2008, cash provided by operations resulted from net income of $33.3 million, increased by non-cash items of $17.4 million, less net cash used by changes in operating assets and liabilities of $23.6 million. The most significant cause of the favorable change in operating assets and liabilities from fiscal 2008 to fiscal 2009 was the decrease in accounts receivable during the first nine months of fiscal 2009 (more cash collected than revenue generated during the period). Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of February 28, 2009, the Company had $121.0 million of cash and cash equivalents and $25.0 million of investments in “A1+” rated commercial paper.
Net cash used by investing activities was $6.0 million for the first nine months of fiscal 2009 compared to net cash provided by investing activities of $51.5 million in the first nine months of fiscal 2008. The Company spent approximately $3.8 million less on property and equipment in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Cash received from the redemption of short-term investments (commercial paper and government agency bonds), net of cash used to purchase short-term investments, resulted in a net source of $1.0 million in the first nine months of fiscal 2009 compared to a net source from the redemption of short and long-term investments of $84.0 million in the first nine months of fiscal 2008. In addition, in the first nine months of fiscal 2008, the Company used $6.0 million in cash in connection with its acquisition of Compliance Solutions (UK) Ltd, a United Kingdom-based provider of regulatory compliance services, and $17.3 million in connection with its acquisition of Domenica, a Netherlands-based provider of actuarial services to pension and life insurance companies. In fiscal 2009, the Company used $689,000 for its acquisitions of Kompetensslussen, a Sweden-based provider of human capital services, and $883,000 for its acquisition of Limbus, a Netherlands-based provider of risk and compliance and process improvement consultancy services.
Net cash provided by financing activities totaled $2.3 million for the first nine months ended February 28, 2009, compared to a use of cash of $119.2 million for the nine months ended February 23, 2008. The primary cause of the change between the two periods was the payment by the Company in August 2007 of a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million. No dividend was paid in the first nine months of fiscal 2009. In addition, the Company also used cash during the nine months ended February 23, 2008 to purchase approximately 3.7 million shares of the Company’s common stock for approximately $81.1 million while the Company purchased approximately 712,000 shares for approximately $10.9 million in the first nine months of fiscal 2009. In the first nine months of fiscal 2009, the Company received cash from stock option exercises and purchases of common stock through the ESPP of $12.8 million compared to $20.3 million in the corresponding period of fiscal 2008.
Our ongoing operations and potential growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily leasehold improvements and technology hardware and software. In addition, we may consider making strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure debt financing. The sale of additional equity securities or certain forms of debt financing could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the nine months ended February 28, 2009 and February 23, 2008.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. At February 28, 2009, we had approximately $146.0 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operation.
Foreign Currency Exchange Rate Risk. For the quarter ended February 28, 2009, approximately 28.4% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 79.7% of our balances of cash, cash equivalents and short-term investments as of February 28, 2009 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Euros, Japanese Yen, Hong Kong Dollars or British Pound Sterling. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains.
Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2009. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 28, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During fiscal 2008 and continuing into fiscal 2009, the United States economy has softened significantly, resulting in a reduction in our revenue as clients have delayed, down-sized or cancelled initiatives that involved the use of professional services. In addition, during fiscal 2009 several European and Asia Pacific countries reported contraction in their economies. Continued deterioration of the United States and international economies, including credit markets, could result in a further reduction in demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results could suffer.
The economic downturn may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially given the softening in the global economy. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.
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
Historically, we have grown by opening new offices and by increasing the volume of services we provide through existing offices. During the recent economic slow-down, our revenue in the second and third quarters of fiscal 2009 has declined compared to the comparable prior year periods. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon a number of factors, including our ability to:
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
Our computer hardware and software and telecommunications systems are susceptible to damage and interruption.
The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. System-wide or local failures of these systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our cash and short-term investments are subject to economic risk.
The Company invests its cash, cash equivalents and short-term investments in U.S. treasuries and government agencies, bank deposits, money market funds, commercial paper and certificates of deposit. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

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
We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to protect adequately our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the third quarter of fiscal 2009 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
November 30, 2008 – December 27, 2008	—	$—	—	$41,646,662
December 28, 2008 – January 24, 2009	320,337	$14.50	320,337	$37,001,511
January 25, 2009 – February 28, 2009	—	$—	—	$37,001,511

Total November 30, 2008 – February 28, 2009	320,337	$14.50	320,337	$37,001,511

On December 1, 2008, in connection with our acquisition of Kompetensslussen, we issued 18,302 shares of our restricted common stock to the shareholders of Kompetensslussen as partial consideration for the shares of Kompetensslussen. The issuance of these shares of restricted common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.
On January 16, 2009, in connection with our acquisition of Limbus, we issued 68,459 shares of our restricted common stock to the shareholders of Limbus as partial consideration for the shares of Limbus. The issuance of these shares of restricted common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Subsequent to the third quarter of fiscal 2009, the Company announced a reduction in headcount and the closure of seven offices whose clients could be served from other offices within a close proximity. These actions will cost approximately $3.4 million, related to severance costs, leasehold improvement write-offs and estimated lease termination accruals to be recognized in the fourth quarter of fiscal 2009.

Item 6. Exhibits
a) Exhibits

3.1
Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.
Date: April 9, 2009	/s/ Thomas D. Christopoul
Thomas D. Christopoul
President and Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2009	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.