Form 10-K
period 2009-05-30
RESOURCES CONNECTION INC
filed 2009-07-29
CIK 1084765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 28, 2008, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $742,279,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 21, 2009, there were approximately 45,377,104 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

i

In this Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “Resources Global,” “company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 30, 2009 and May 26, 2007 consisted of 52 weeks. The fiscal year ended May 31, 2008 consisted of 53 weeks.

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

Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, including those made in Item 1A of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We do not intend, and undertake no obligation to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

ii

PART I

ITEM 1.	BUSINESS.

Overview

Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company provides experienced finance, accounting, risk management and internal audit, information management, human resources, supply chain management, actuarial and legal services professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as corporate restructurings/reorganizations, financial analyses (e.g., product costing and margin analyses), budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management services, such as strategic sourcing efforts, contracts negotiations and purchasing strategy;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation; and

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We were founded in June 1996 by a team at Deloitte & Touche LLP (“Deloitte & Touche”), led by our chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities.

Our business model combines the client service orientation and commitment to quality from our legacy as part of a Big Four accounting firm with the entrepreneurial culture of an innovative, dynamic company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: the increasing global demand for outsourced professional services by corporate clients and a supply of professionals interested in working in a non-traditional professional services firm. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with challenging professional needs.

As of May 30, 2009, we employed 2,065 professional service consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas. Based upon an internal survey conducted in 2008, and completed by 64% of our then active consultants, 46% of our consultants are CPAs, 41% have advanced professional degrees, and the average years of professional experience is approximately 24. We offer our consultants careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of more than 2,100 clients during fiscal 2009, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients have included 84 of the companies that have been in the Fortune 100 at one time or another. As of May 30, 2009, we served our clients through 52 offices in the United States and 30 offices abroad.

During our first three years of operations, our offices were located only in the United States. As the Company evolved, we have increased our presence in other regions around the world. During fiscal 2009, we acquired two companies with operations in Europe: Limbus Holding B.V. (“Limbus”), a Netherlands-based provider of risk, compliance and process improvement consultancy services to financial institutions and the public sector; and Kompetensslussen X-tern Personalfunktion AB (“Kompetensslussen”), a Sweden-based provider of human capital services. In fiscal 2009, we also purchased certain intangible assets of Xperianz, a Cincinnati-based provider of professional services to expand our presence in the Ohio Valley area. During fiscal 2008, we acquired two companies with operations in Europe: Compliance Solutions (UK), Ltd. (“Compliance Solutions”), a United Kingdom-based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions; and Domenica B.V. (“Domenica”), a Netherlands-based provider of actuarial services to pension and life insurance companies. We also opened an office in Frankfurt, Germany in fiscal 2008 and opened offices in the United States in Tulsa, Oklahoma and Raleigh, North Carolina. While much of our growth in countries outside of the United States has resulted from the establishment of new Resources Global offices, we also completed a number of acquisitions prior to fiscal 2008 to build our presence and to serve our international clients around the world (including acquisitions in the Netherlands, Australia, Sweden and India). In response to the global economic slowdown experienced during fiscal 2009, we consolidated seven of our practice offices (four in the U.S., three internationally) reducing our total office count to 82.

We are an international company with offices in twenty countries. Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Year
	Ended			% of Total
	May 30,	May 31,	%	May 30,	May 31,
	2009	2008	Change	2009	2008

North America	$501,139	$627,914	(20.2)%	73.1%	74.7%
Europe	148,196	171,728	(13.7)%	21.6%	20.4%
Asia Pacific	36,241	40,643	(10.8)%	5.3%	4.9%

Total	$685,576	$840,285	(18.4)%	100.0%	100.0%

We believe our distinctive culture is a valuable asset and is, in large part, due to our management team, which has extensive experience in the professional services industry. Most of our senior management and office managing directors have Big Four experience and an equity interest in our Company. This team has created a culture of professionalism that we believe fosters in our consultants a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service to our clients.

Industry Background

Demand for Project Professional Services

Resources Global’s services cover a range of professional areas, with over 50% of revenues derived from accounting and finance-related services. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. We believe over the last decade that the market for professional services has evolved as a response to financial scandals and legislation passed following such scandals and that companies may be more willing to choose alternatives to traditional professional service providers. However, given the recent economic downturn experienced worldwide, companies are choosing to be cautious and to either defer, downsize or eliminate projects. As economies begin to recover, we believe Resources Global is positioned as a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

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

Supply of Project Professionals

Based on discussions with our consultants, we believe that the number of professionals seeking to work on a project basis has historically increased due to a desire for:

•	more flexible hours and work arrangements, coupled with competitive wages and benefits and a professional culture;

•	challenging engagements that advance their careers, develop their skills and add to their experience base;

•	a work environment that provides a diversity of, and more control over, client engagements; and

•	alternate employment opportunities in the United States and many foreign regions.

The employment alternatives available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less choice and less flexible hours, extensive travel and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens.

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

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to providing highly qualified and experienced finance, accounting, risk management and internal audit, human capital, supply chain management, information management and legal services professionals to meet our clients’ project and interim professional services needs. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-

growth company. We seek consultants and management with talent, integrity, enthusiasm and loyalty (“TIEL”) to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting clients.

•	Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services needs. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2009, all of our 50 largest clients used more than one service line and 80% of those top 50 clients used three or more service lines; and 2) 49 of our largest 50 clients in fiscal 2006 remained clients in fiscal 2009 and 80% of our top 50 clients in 2003 were still clients in 2009.

•	Build the Resources Global brand. Our objective is to build Resources Global’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,065 consultants on assignment as of May 30, 2009 and 787 management and administrative employees. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Global brand.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe that we have significant opportunity for continued strong organic growth in our core business once the global economy begins to strengthen and, in addition, can grow through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional initiative work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy recovers. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. However, the global economic slow-down impacted the number of clients that we served as it declined from over 2,400 in fiscal 2008 to just over 2,100 in fiscal 2009. However, we believe we can attract new clients by building our brand name and reputation and through our national and local marketing efforts. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multi-national companies.

•	Expanding geographically. We have been expanding geographically to meet the demand for project professional services across the world. We believe, based upon our clients’ requests, that once global economic conditions improve, there are significant opportunities to resume growth in our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may add to our existing domestic office network on an opportunistic basis when our existing clients have a need or if there is a new client opportunity.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since fiscal 1999, we have diversified our professional service offerings by entering into the areas of human capital, information management, internal audit and risk management, supply chain management and legal services. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 30, 2009, we employed or contracted with 2,065 consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering choice concerning work schedules and more control over choosing client engagements.

Almost all of our consultants in the United States are employees of Resources Global. We typically pay each consultant an hourly rate for each client service hour worked and, in some circumstances, limited administrative time, plus overtime premiums as required by law, and offer benefits, including: paid time off and holidays; bonus programs; group medical, dental and vision programs, each with an approximate 30-50% contribution by the consultant; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, a consultant must work a threshold number of hours to be eligible for all of these benefits. In addition, we offer our consultants the ability to participate in the Company’s Employee Stock Purchase Plan, which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs.

Internationally, our consultants are a mix between employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve. A few international practices also utilize a partial “bench model”; that is, certain consultants are paid a weekly salary rather than for each client service hour worked.

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2009, we served more than 2,100 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2009, our largest client accounted for less than 3% of our revenue and our 10 largest clients accounted for approximately 16% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2009.

AEGON	Kinetic Concepts, Inc.
AIG	Makita
BP	McKesson Corporation
ConocoPhillips	Reliance Petroleum
Delta Air Lines	SONY
Expedia, Inc.	Sotheby’s
Kaiser Permanente	Tyco

Services and Products

Resources Global was founded with a business model and operating philosophy rooted in the support of client-led projects and initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple service lines: Finance and Accounting, Information Management, Human Capital, Legal & Regulatory, Internal Audit and Risk Management, Actuarial Services and Supply Chain Management.

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

In addition, we may assist with merger and acquisition projects, including divestitures and carve outs. Our finance and accounting consultants assist with the following functions for clients involved in divestitures and carve outs:

•	preparation of public filings related to the transactions;

•	carve out audits; and

•	providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board (“FASB”).

Sample Engagement — IFRS Impact Analysis:  To determine the potential enterprise-wide impact of adopting International Financial Reporting Standards (“IFRS”), a global consumer product company engaged Resources to perform an IFRS enterprise impact analysis.

Resources consultants teamed with client personnel and developed an IFRS implementation roadmap, which included assessment tools to analyze the impact of individual accounting standards comprising IFRS and an IFRS conversion timetable.

Sample Engagement — Transition to IFRS:  A Canadian public company with a complex organizational structure, including international operations, engaged Resources to assist with its transition from United States generally accepted accounting principles (“GAAP”) and Canadian GAAP to IFRS. In April 2008, the Canadian Accounting Standards Board adopted IFRS in Canada, with a mandatory transition date for public enterprises effective for fiscal years beginning on or after January 1, 2011.

The Resources project team assisted the client with a three-phase transition methodology. In phase I, the diagnostic phase, the team developed a timeline for the transition process, identifying major milestones and deliverables required and a preliminary project plan transition overlay. In addition, the team performed a diagnostic analysis of high-level issues expected to develop from the transition and prepared mock financial statements (using the Company’s 2007 annual report) adjusted to reflect the application of IFRS.

In future phases, the team will develop a comprehensive list of detailed steps necessary to prepare the first complete IFRS financial statements and will document issues and solutions for integrating changes necessary in the Company’s underlying financial systems and processes.

Sample Engagement — Development of Single Finance System for Joint Venture:  After a joint venture was formed between two aerospace and defense companies, Resources Global was engaged to partner with management to rationalize and integrate the joint venture’s financial and operational business processes. Resources Global consultants, with backgrounds in accounting, finance, information technology and human resources provided project management and technical support functions during the joint venture’s business integration process.

Sample Engagement — Conversion to Bank Holding Company:  Faced with a difficult economic environment, a Fortune 500 commercial lending company converted to a bank holding company in order to receive financial assistance from the United States Government. In addition to providing initial support to assist in the formation of a bank holding company, Resources Global was engaged to provide change management project support in the regulatory and financial reporting areas of the Company. Resources consultants with backgrounds in financial reporting, risk management, information technology and United States regulatory reporting assisted the organization to meet the extensive reporting requirements of the newly formed bank holding company while also working to rationalize the organizational structure of the business.

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

Our Information Management consultants work under the client’s direction on a variety of projects related to, among other things:

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

Sample Engagement — SAP Implementation:  To help ensure its business readiness and a successful go-live, a large apparel business engaged Resources Global to provide project management support for its SAP initiative. Initially, our SAP consultants with finance and compliance expertise:

•	Organized and led weekly status meetings with functional departments;

•	Identified, prioritized, and resolved pre go-live action items for each department;

•	Recommended controls and control improvements in each business process area; and

•	Provided regular updates to the North American CFO and the SAP Finance team lead.

Subsequent to the initial engagement, the company engaged Resources Global to replace the incumbent global consulting firm to provide post go-live support, including:

•	Data conversion reconciliations between SAP and legacy systems;

•	Project management for finance stabilization and optimization activities;

•	Business issue resolution;

•	User training; and

•	Re-engineering of the monthly close process.

Sample Engagement — Oracle Project Management:  As part of its growth strategy, a global professional services firm needed consistent, aligned and streamlined processes, systems and reporting. The company was also looking to optimize their global use of Oracle while leveraging its existing design to:

•	Align the system with the organizational matrix-reporting by geographies and business lines;

•	Improve management reporting and decision making;

•	Improve the ability to integrate new acquisitions;

•	Enable shared services and standardized processes; and

•	Set a foundation for resource sharing.

Resources Global was engaged to serve as the Oracle project lead. The role required the team to:

•	Maintain and communicate the detailed implementation project plan;

•	Conduct Oracle module planning sessions;

•	Accumulate proposed design changes to address business requirements;

•	Validate business requirements with stakeholders; and

•	Facilitate execution of change initiatives.

Human Capital

Consultants in our Human Capital practice apply project management and business analysis skills to help solve the human resource aspects of business problems while working under the client’s direction as members of the project team. The two primary areas of our Human Capital practice are change management and human resources operations and technology.

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

Sample Engagement-Change Management:  As part of its information technology and organization transformation initiatives, a large healthcare organization engaged Resources Global human capital consultants to provide change management expertise. Specifically, Resources Global worked with senior management to:

•	Define organizational/departmental structures;

•	Define specific roles and responsibilities for job functions;

•	Develop training plans to ensure adequate competencies;

•	Perform organizational readiness assessments; and

•	Design change management effectiveness metrics.

Sample Engagement — Restructuring Assistance:  Subsequent to assisting a global company with a large financial restatement, Resources Global evaluated the human resource challenges related to the reorganization of its international controllers’ group. During this engagement, we assisted the company with:

•	Communication: Designed mechanisms to facilitate timely and effective communication;

•	Alignment of roles and responsibilities: Reviewed roles, titles, skills, competencies of functional personnel and job scope redesign as required. Facilitated efforts of parent and local legal departments regarding labor contracts, local work councils and applicable local legislation; and

•	Compensation and motivation: Conducted benchmark surveys to determine appropriate salaries for newly created roles.

Sample Engagement — Assistance with Managing Growth:  After completing a series of strategic acquisitions, a large education company identified the need to develop an internal and external communication plan, create a new enterprise-wide compensation structure, and adopt a more cost effective consumer-driven health care program for all employees. To help facilitate these initiatives, the company engaged Resources Global human capital professionals to provide project management and technical professionals.

Working with the company’s senior management, Resources Global consultants helped execute a multi-phased implementation plan to realign job roles and responsibilities, redesign the company’s compensation strategy and improve internal and external communications. In addition, Resources Global consultants provided guidance related to the redesign of the health care program, including program pricing and roll out to the employees.

Legal & Regulatory

Our Legal & Regulatory practice helps clients drive and execute their legal, risk management and regulatory initiatives. The consultants in this group have significant experience working at the nation’s top law firms and companies. Our legal and regulatory consultants work at our clients’ direction to support both routine and sophisticated initiatives and projects, as well as to augment their staff. A few examples of areas in which we serve our clients include:

•	mergers and acquisitions (including integration), divestitures and joint ventures;

•	quarterly and annual SEC filings, annual meetings, proxy statements and corporate governance matters;

•	commercial transactions, contracts, licensing, real estate transactions and employment matters;

•	compliance policy development and implementation, compliance training, testing and reporting;

•	litigation, including complex class actions, investigations and regulatory exams;

•	bankruptcy, corporate restructurings and workouts;

•	secondment during leaves of absence or due to employee attrition; and

•	implementing and optimizing legal and business policies, processes and procedures.

Sample Engagement — Bankruptcy Support:  A publicly traded global manufacturer of specialty chemicals and polymer products filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, our client needed to engage in a comprehensive review and analysis of its current commercial and corporate contracts. Given the significant number of agreements to be reviewed, and in order to meet the required deadlines, our client asked for additional support to supplement its in-house legal team and outside counsel.

Resources provided a team of five attorney consultants with varied subject matter expertise, including extensive experience in bankruptcy, sophisticated commercial transactions, commercial finance and chemical industry experience. Our consultants worked with our client’s in-house legal team to review a significant volume of contracts and assist in the preparation of a schedule of executory contracts. In addition, we assisted with streamlining various corporate governance processes.

Sample Engagement — Class Action Litigation Support:  One of the world’s largest publicly traded food and beverage companies was facing a substantial class action lawsuit. During the discovery phase, the company was served with various discovery requests, including certain requests for production of documents. Given the extensive breadth and scope of these requests, the number of responsive documents was substantial. In order to respond to the discovery requests in a timely and cost effective manner, our client requested that Resources partner with its outside counsel, a large international law firm.

We provided a team of six attorney consultants to work closely with our client’s outside counsel in the review of documents for responsiveness, confidentiality and privilege.

Resources Audit Solutions (“RAS”): Corporate Governance, Risk Management, Internal Audit and Sarbanes Compliance Services

Through our RAS practice, we assist clients with a variety of governance, risk management, internal audit, and compliance initiatives. The professionals in our RAS practice have an average of 18 years of experience in operations, controllership and internal and external audit and can serve our clients in any number of roles required — from program manager to team member. In addition to having helped more than 2,000 clients worldwide in the areas of audit, risk and compliance, we are able to draw on Resources’ other practice areas to bring the required business expertise to the engagement. Specific types of engagements include:

•	Co-Sourced Internal Audit: Knowing how businesses function is the key to today’s risk-driven approach to integrated auditing. Our professionals have the experience required to assess the risks involved and develop and execute a program to audit the effectiveness and efficiency of an entity. We work with clients in a number of capacities, including: providing a variable resource to the client’s staff, adding subject matter expertise, benchmarking processes against best practices and executing projects. We assist clients with co-sourcing requirements in:

•	IT audits

•	Operational audits

•	Financial audits

•	Compliance audits

•	Fraud or forensic audits

•	Royalty, Licensing and Contracts Auditing: Working in today’s increasingly complex and regulated business environment, we assist clients in determining vendor and customer compliance with contractual obligations. We help determine whether vendors are adhering to pricing formulas, customers are remitting according to licensing terms, franchisees are correctly calculating fees and internal contract calculations are accurate. Specifically we can assist with:

•	Royalty and license audits

•	Vendor audits

•	Franchisee audits

•	Contract management and compliance audits

•	Governance, Risk and Compliance: Recent economic and world events from 9/11 to the mortgage crisis have raised the awareness of risk and the need for strong governance in all areas of business. Companies are responding by taking a new and deeper look at how they make decisions and govern themselves, the type of risks present in their environments and how to mitigate those risks and whether they have a culture of compliance. These initiatives are typically enterprise-wide and Resources can assist by:

•	Designing and executing a risk assessment process;

•	Working as project managers or team members on a governance, risk and compliance initiative; and

•	Evaluating governance processes such as compensation, hiring and promotion practices and evaluation of systems.

•	Sarbanes, J-SOX and Other Compliance Initiatives: We have worked with clients on a number of compliance issues, including J-SOX, BSA, Basel II, HIPAA, Anti Money Laundering and Gramm Leach Bliley. In the area of Sarbanes compliance, Resources helps businesses by:

•	Re-designing processes to leverage new guidance, using a risk-based approach;

•	Identifying or designing entity level controls; and

•	Reducing the cost of on-going testing and documentation.

Sample Engagement — Sarbanes Compliance:  A large U.S. government agency engaged Resources Global to assist with its effort to comply with certain Sarbanes requirements. Resources Global consultants are providing project management, quality assurance and testing expertise to this agency at several locations in which it operates. In its project management support function, Resources Global assists in the coordination of agency personnel and other third parties which are part of the Sarbanes compliance efforts.

Sample Engagement — Internal Audit/Sarbanes Compliance:  Resources Global has an ongoing relationship with a Fortune 200 diversified company, assisting it in the areas of internal audit and SOX compliance.

Highlights of this relationship include:

•	Internal Audit Transformation — In response to the highly publicized issues and ethical breaches at our client’s company, Resources assisted in a complete transformation of the company’s internal audit function. Resources deployed 42 consultants to eight countries in three months to help complete audits of the company’s high-risk businesses. Resources also assisted with developing a global audit plan and initial risk assessment for the company’s audit committee.

•	Sarbanes Compliance — The company’s philosophy of autonomy and local decision making required a highly decentralized structure. As a result, over the course of several years Resources deployed over 500 consultants in 34 countries to assist with all aspects of SOX compliance including: process documentation, test template design, testing, quality assurance, remediation, project management and assistance with non-SOX work to allow process owners to gain more time for their own SOX involvement.

•	Sarbanes Streamlining — In each successive year of SOX compliance, Resources has worked with the client to reduce the time and effort required to comply with the evolving standards and processes.

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

Supply Chain Management

Our Supply Chain Management practice assists clients in the planning, maintenance and troubleshooting of complex supply chain systems. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our services include:

•	providing qualified supply chain professionals with a variety of skill sets and backgrounds who can lead or assist strategic sourcing efforts, negotiate contracts, serve as commodity/category experts, develop strategies and perform tactical procurement activities;

•	offering a variety of supply chain management solutions, including strategic sourcing, supplier relationship management, contracts management, logistics and materials management, inventory rationalization, warehouse optimization, lean and Six Sigma supply chain expertise, supplier diversity assistance, ERP implementations and purchasing card programs; and

•	presenting a variety of onsite training and education seminars to keep customers updated on the latest trends and best practices in supply chain management.

Sample Engagement — Strategic Sourcing Implementation:  A major arts and crafts retailer believed that improved management of expenditures for furniture, fixtures, office equipment and office supplies could significantly increase the company’s profitability. Resources Global consultants were engaged to:

•	Formalize the strategic sourcing process and lead cross functional teams for the spend categories;

•	Align strategic supplier relationship management methodology to corporate goals;

•	Develop capital expenditure “best in class” guidelines including total cost of ownership processes;

•	Develop service level agreements, establish key performance indicators, institute annual supplier productivity goal setting and implement performance based contracting; and

•	Create training and development strategy for the Company’s supply chain management staff.

Sample Engagement — End-to-End Current State Assessment.  A Resources team of supply chain consultants helped a large United States defense contractor complete a supply chain management current state assessment for one of their large business units. The team reviewed and assessed the organization’s end-to-end supply chain function, including:

•	Review of the current state processes, systems, organization, and policies for the sourcing, inventory management and logistics operations;

•	Providing recommendations for future state business processes;

•	Identification of short and long-term technology enhancements;

•	Providing recommendations on a redesigned supply chain management organization;

•	Writing of job descriptions for new and changed job roles; and

•	Development of a business case and implementation plan for each recommended change initiative.

policyIQ

Delivered via the web, policyIQ is our proprietary content management product for documenting, managing and communicating all types of business information, including policies and procedures, Sarbanes documentation, training documentation and other types of business content. Project teams, departments and entire companies use policyIQ in place of shared directories, e-mail and intranet sites to more effectively manage different types of content including:

•	Finance and Accounting: accounting policies, financial reporting procedures, SEC regulations, bank account reconciliations, Sarbanes Section 302 certifications and 404 documentation;

•	Information Management: disaster recovery plans, help desk procedures, system “how to’s,” system access request forms, change management documentation;

•	Internal Audit: risk assessment, audit test plans, testing documentation, management action plans, audit committee charters and meeting minutes;

•	Human Capital: employee handbook, benefits information and frequently asked questions, new hire and other employee forms, candidate or employee evaluations;

•	Supply Chain: vendor qualification, procurement policies and procedures, executed contracts, transaction documentation; and

•	Legal: Code of Conduct and other compliance documentation including employee sign-offs, safe harbor and privacy protective policies, ethics policies, contract templates and agreement repository.

Operations

We generally provide our professional services to clients at a local level, with the oversight of our regional managing directors and consultation of our corporate management team. The managing director, client service director(s) and recruiting director(s) in each office are responsible for initiating client relationships, identifying consultants specifically skilled to perform client projects, ensuring client and consultant satisfaction throughout engagements and maintaining client relationships post-engagement. Throughout this process, the corporate management team and regional managing directors are available to consult with the managing director with respect to client services.

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

We believe that our ability to successfully deliver professional services to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual’s particular office. In addition, we believe many members of our office management own equity in our Company. We also have a new managing director program whereby new managing directors attend a regularly scheduled series of seminars taught by experienced managing directors and other senior management personnel. This program allows the veteran managing directors to share their success stories, foster the culture of the Company with the new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide our North American and certain of our international offices with centralized administrative, marketing, finance, human resources, information technology, legal and real estate support. Our financial reporting is centralized in our corporate service center. This center also handles billing, accounts payable and collections, and administers human resources services including employee compensation and benefits administration. During fiscal 2006, we established a service center in our Utrecht, Netherlands office to provide centralized finance, human resources, information technology, payroll and legal support to our European offices. In addition, in the United States, Canada and Mexico, we have a corporate networked information technology platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and consultant development.

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

Our brand marketing initiatives help develop Resources Global’s image in the markets we serve. Although we have reduced media advertising at this time in response to the economic slowdown, our brand is reinforced by our professionally designed website, brochures and pamphlets, direct mail and public relations efforts. We believe that our branding initiatives coupled with our high-quality client service help to differentiate us from our competitors and to establish Resources Global as a credible and reputable global professional services firm.

Our marketing group develops our direct mail campaigns to focus on our targeted client and consultant populations. These campaigns are intended to support our branding, sales and marketing, and consultant hiring initiatives.

Competition

We operate in a competitive, fragmented market and compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms;

•	local, regional, national and international accounting firms;

•	independent contractors;

•	traditional and Internet-based staffing firms; and

•	the in-house resources of our clients.

We compete for clients on the basis of the quality of professionals, the timely availability of professionals with requisite skills, the scope and price of services, and the geographic reach of services. We believe that our attractive value proposition, consisting of our highly qualified consultants, relationship-oriented approach and professional culture, enables us to differentiate ourselves from our competitors. Although we believe we compete favorably with our competitors, many of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do.

Employees

As of May 30, 2009, we had a total of 2,852 employees, including 787 corporate and local office employees and 2,065 consultants. Our employees are not covered by any collective bargaining agreements.

Available Information

The Company’s principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. The Company’s telephone number is (714) 430-6400 and its website address is http://www.resourcesglobal.com. The information set forth in the website does not constitute part of this Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically.

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

A continuation of the economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.

During fiscal 2008 and continuing throughout fiscal 2009, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients have delayed, down-sized or cancelled initiatives that required the use of professional services. In addition, during fiscal 2009 several European and Asia Pacific countries reported significant contraction in their economies. Continued deterioration of the United States and international economies, coupled with tight credit markets, could result in a further reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by- project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

The economic downturn may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially given the deterioration in the global economy. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

In addition, we are required to periodically assess the recoverability of certain assets, including deferred tax assets and long-lived assets. Continued softening of the United States economy and the downturn in international economies could adversely affect our evaluation of the recoverability of such assets, requiring us to record additional tax valuation allowances or consider long-lived asset impairment.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. During the recent economic slow-down, our revenue in the second, third and fourth quarters of fiscal 2009 declined compared to the comparable prior year periods. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services offerings;

•	hire qualified and experienced consultants;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues and increase other service offerings from existing clients.

Even if we are able to resume growth in our revenue, the growth will result in new and increased responsibilities for our management as well as increased demands on our internal systems, procedures and controls, and our administrative, financial, marketing and other resources. Failure to adequately respond to these new responsibilities and demands may adversely affect our business, financial condition and results of operation.

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

We have acquired several companies and we may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. At various times, such professionals can be in great demand, particularly in certain geographic areas. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees has become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees. In addition, many of our options outstanding are priced at more than the current per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.

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

The Company invests its cash, cash equivalents and short-term investments in United States treasuries and government agencies, bank deposits, money market funds, commercial paper and certificates of deposit. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

Our business could suffer if we lose the services of one or more key members of our senior management.

Our future success depends upon the continued employment of Donald B. Murray, our chief executive officer. The departure of Mr. Murray or other members of our senior management team could significantly disrupt our operations.

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

Although our management has determined, and our independent registered public accountant has attested, that internal control over financial reporting was effective as of May 30, 2009, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of our Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•	prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 66 2/3% majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note — 11 Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our board of directors.

We are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

Effective as of the beginning of the first quarter of fiscal 2007, we were required to adopt SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated values. Thus, operating results beginning with fiscal 2007 contain a non-cash charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of SFAS 123 (R) generally requires the use of an option-pricing model to determine the value of share-based payment awards. This determination of value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the value of our employee stock options. Although the value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123(R), our earnings are lower than they would have been had we not been required to adopt SFAS 123(R). There also is variability in our net income due to the timing of the exercise of options that trigger disqualifying dispositions which impact our tax provision. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

As of May 30, 2009, we maintained 52 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Birmingham, Alabama	Honolulu, Hawaii	Charlotte, North Carolina
Phoenix, Arizona	Boise, Idaho	Raleigh, North Carolina
Costa Mesa, California	Chicago, Illinois	Cincinnati, Ohio
Irvine, California	Downers Grove, Illinois	Cleveland, Ohio
Los Angeles, California	Indianapolis, Indiana	Columbus, Ohio
Sacramento, California	Louisville, Kentucky	Tulsa, Oklahoma
Santa Clara, California	Baltimore, Maryland	Portland, Oregon
San Diego, California	Boston, Massachusetts	Philadelphia, Pennsylvania
San Francisco, California	Detroit, Michigan	Pittsburgh, Pennsylvania
Walnut Creek, California	Minneapolis, Minnesota	Nashville, Tennessee
Woodland Hills, California	Kansas City, Missouri	Austin, Texas
Denver, Colorado	St. Louis, Missouri	Dallas, Texas
Hartford, Connecticut	Las Vegas, Nevada	Fort Worth, Texas
Stamford, Connecticut	Parsippany, New Jersey	Houston, Texas
Plantation, Florida	Princeton, New Jersey	San Antonio, Texas
Tampa, Florida	Long Island, New York	Seattle, Washington
Atlanta, Georgia	New York, New York	Milwaukee, Wisconsin
Washington, D.C. (McLean, Virginia)

As of May 30, 2009, we maintained 30 international offices under operating lease agreements, located in the following cities and countries:

Melbourne, Australia Sydney, Australia Brussels, Belgium Calgary, Canada Montreal, Canada Toronto, Canada Copenhagen, Denmark Paris, France Frankfurt, Germany Bangalore, India	Mumbai, India Dublin, Ireland Milan, Italy Nagoya, Japan Tokyo, Japan Luxembourg Mexico City, Mexico Maastricht, Netherlands Amsterdam (Utrecht), Netherlands Zaltbommel, Netherlands	Oslo, Norway
Beijing, People’s Republic of China
Hong Kong, People’s Republic of China
Shanghai, People’s Republic of China
Singapore
Stockholm, Sweden
Taipei, Taiwan
Birmingham, United Kingdom
Edinburgh, United Kingdom
London, United Kingdom

Our corporate offices are located in Irvine, California. We own an approximately 56,800 square foot office building in Irvine, California, of which we occupy approximately 24,000 square feet. Approximately 20,800 square feet is leased to independent third parties, with the remainder offered for lease.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 10, 2009 was 41 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal 2009:
First Quarter	$24.31	$18.09
Second Quarter	$25.06	$13.32
Third Quarter	$16.70	$13.59
Fourth Quarter	$20.01	$12.87
Fiscal 2008:
First Quarter	$35.42	$29.98
Second Quarter	$31.67	$20.12
Third Quarter	$20.85	$15.95
Fourth Quarter	$21.74	$15.41

Dividend Policy

We have historically not declared or paid cash dividends on our capital stock. However, on July 11, 2007, our board of directors approved the payment of a special cash dividend of $1.25 per share of common stock, payable on August 21, 2007 to stockholders of record on August 8, 2007. We periodically reevaluate the need for a special cash dividend or a regular cash dividend policy. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2009 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program

March 1, 2009 — March 28, 2009	—	$—	—	$37,001,511
March 29, 2009 — April 25, 2009	22,300	$18.42	22,300	$36,590,670
April 26, 2009 — May 30, 2009	50,000	$19.95	50,000	$35,593,102

Total March 1, 2009 — May 30, 2009	72,300	$19.48	72,300	$35,593,102

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 2000 Indexes, and companies classified under Standard Industry Codes as 8742-Management Consulting Services, and 8748-Business Consulting Services for the period commencing May 29, 2004 and ending on May 30, 2009. The graph assumes $100 was invested on May 29, 2004, in our common stock and in each index (based on prices from the close of trading on May 29, 2004), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG RESOURCES CONNECTION,
RUSSELL 2000 AND SIC CODE INDEX

ASSUMES $100 INVESTED ON MAY 29, 2004
ASSUMES DIVIDENDS REINVESTED

	Fiscal Year Ended
Company/Index/Market	5/29/2004	5/28/2005	5/27/2006	5/26/2007	5/31/2008	5/30/2009
Resources Connection, Inc.	100.00	93.48	119.66	151.38	102.40	90.31

Management Consulting Services (SIC 8742)	100.00	94.61	117.09	151.57	146.03	105.95

Russell 2000 Index	100.00	108.52	126.95	148.44	128.78	86.32

Business Consulting Services (SIC 8748)	100.00	115.67	90.12	102.94	103.93	78.61

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes beginning on page 40 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on page 28. The consolidated statements of income data for the years ended May 27, 2006 and May 28, 2005 and the consolidated balance sheet data at May 26, 2007, May 27, 2006 and May 28, 2005 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Report on Form 10-K. The consolidated statements of income data for the years ended May 30, 2009, May 31, 2008 and May 26, 2007 and the consolidated balance sheet data at May 30, 2009 and May 31, 2008 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 30,	May 31,	May 26,	May 27,	May 28,
	2009	2008(3)	2007	2006	2005
	(In thousands, except net income per common share and other data)

Consolidated Statements of Income Data:
Revenue	$685,576	$840,285	$735,891	$633,843	$537,636
Direct cost of services	422,171	518,413	447,363	384,429	324,642

Gross profit	263,405	321,872	288,528	249,414	212,994
Selling, general and administrative expenses(1)	212,680	227,853	191,590	149,736	116,402
Amortization of intangible assets	1,383	1,114	1,472	1,740	1,743
Depreciation expense	8,898	8,452	6,122	2,958	2,191

Income from operations	40,444	84,453	89,344	94,980	92,658
Interest income	(1,593)	(5,603)	(8,939)	(5,015)	(2,128)

Income before provision for income taxes	42,037	90,056	98,283	99,995	94,786
Provision for income taxes(2)	24,273	40,871	43,518	39,398	38,730

Net income	$17,764	$49,185	$54,765	$60,597	$56,056

Net income per common share:
Basic	$0.39	$1.06	$1.13	$1.26	$1.19

Diluted	$0.39	$1.03	$1.08	$1.17	$1.11

Weighted average common shares outstanding:
Basic	45,018	46,545	48,353	48,054	47,074

Diluted	45,726	47,934	50,644	51,676	50,484

Other Data:
Number of offices open at end of period	82	89	84	78	65
Total number of consultants on assignment at end of period	2,065	3,490	3,276	2,857	2,639
Cash dividends paid (in thousands)	$—	$60,652	$—	$—	$—

(1)	Includes $3.6 million of expenses incurred for a reduction in headcount of management and administrative personnel as well as consolidation of seven offices during the year ended May 30, 2009.

(2)	Includes a valuation allowance of $2.4 million provided on certain foreign operating loss carryforwards and $1.1 million related to the forgiveness of certain French subsidiary intercompany debt, reducing our French entity’s operating loss carryforwards during the year ended May 30, 2009.

(3)	The fiscal year ended May 31, 2008 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

	May 30,	May 31,	May 26,	May 27,	May 28,
	2009	2008	2007	2006	2005
	(Amounts in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$163,741	$106,814	$223,095	$185,439	$134,741
Working capital	188,353	157,766	207,647	161,114	122,304
Total assets	412,019	410,502	464,461	398,611	320,142
Stockholders’ equity	337,917	305,888	363,299	317,436	248,367

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

On July 22, 2009, Thomas D. Christopoul resigned from his positions as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors. In connection with Mr. Christopoul’s resignation on July 22, 2009, the Company and Mr. Christopoul entered into a Severance and General Release Agreement (the “Severance Agreement”).

Under the terms of the Severance Agreement, the Company has agreed to pay Mr. Christopoul within 10 days of July 22, 2009 a lump sum payment of $3.5 million (less applicable tax withholdings).

All of Mr. Christopoul’s outstanding unvested stock options, which he was awarded during his employment, will automatically vest as of July 22, 2009 and will remain exercisable for the duration of the term of such awards (generally 10 years following the date of the award), after which time they will expire and be canceled. The Company will record the lump sum payment of $3.5 million and a non-cash charge of approximately $1.5 million resulting from the vesting of Mr. Christopoul’s outstanding stock options during the three months ended August 29, 2009.

In connection with Mr. Christopoul’s departure from the Company, the Company’s board of directors has reappointed Donald B. Murray, the Company’s founder and Executive Chairman, as Chief Executive Officer.

Overview

Resources Global is an international professional services firm that provides experienced finance, accounting, risk management and internal audit, information management, human capital, supply chain management and legal services professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as corporate restructurings/reorganizations, financial analyses (e.g., product costing and margin analyses), budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management services, such as strategic sourcing efforts, contracts negotiations and purchasing strategy;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation; and

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We were founded in June 1996 by a team at Deloitte & Touche LLP, led by our chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities.

We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction to date was the acquisition of our Netherland practice in fiscal year 2004. As of May 30, 2009, we served clients through 52 offices in the United States and 30 offices abroad.

During fiscal 2009, we continued our expansion around the world, acquiring practices in the Netherlands, Sweden and the United States. On January 16, 2009, we acquired Limbus Holding B.V. (“Limbus”), a Netherlands-based provider of risk and compliance and process improvement consultancy services to financial institutions and the public sector. The Company paid approximately $2.0 million for the acquisition, consisting of $1.0 million in cash and $1.0 million (68,459 shares) of the Company’s treasury stock. On December 1, 2008, the Company acquired Kompetensslussen X-tern Personalfunktion AB (“Kompetensslussen”), a Sweden-based provider of human capital services. The Company paid approximately $1.0 million for the acquisition, consisting of $745,000 in cash and $274,000 (18,302 shares) of the Company’s treasury stock. Finally, on May 12, 2009, the Company purchased intangible assets of Xperianz, a Cincinnati-based provider of professional services to expand our presence in the Ohio Valley area. The Company paid cash of approximately $900,000 for the acquisition. All of these acquisitions require certain earn-out payments if particular economic goals are reached at future dates.

We expect to continue opportunistic international expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.6%, 0.5% and 0.6% of our revenue for the years ended May 30, 2009, May 31, 2008 and May 26, 2007, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

The costs to pay our professional consultants and all related benefit and incentive costs, including provisions for paid time off and other employee benefits, are included in direct cost of services. We pay most of our consultants on an hourly basis for all hours worked on client engagements and, therefore, direct cost of services tends to vary directly with the volume of revenue we earn. We expense the benefits we pay to our consultants as they are earned. These benefits include paid time off and holidays; a discretionary bonus plan; subsidized group health, dental, vision and life insurance programs; a matching 401(k) retirement plan; the ability to participate in the Company’s Employee Stock Purchase Plan (“ESPP”); and professional development and career training. In addition, we pay the related costs of employment, including state and federal payroll taxes, workers’ compensation insurance, unemployment insurance and other costs. Typically, a consultant must work a threshold number of hours to be eligible for all of the benefits. We recognize direct cost of services when incurred.

Selling, general and administrative expenses include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for our Company as a whole and within each individual’s geographic market.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. Fiscal 2009 and 2007 consisted of 52 weeks each. For fiscal years of 53 weeks, such as fiscal 2008, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our goodwill and certain other intangible assets are not subject to periodic amortization. These assets are considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results.

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

Income taxes — In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect the Company’s future financial result. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Income, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results.

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

The accounting required by SFAS 123 (R) requires that the Company estimate a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in the application of SFAS 123 (R) in future periods, the compensation expense recorded under SFAS 123 (R) may differ materially from the amount recorded in the current period.

The weighted average estimated value per share of employee stock options granted during the years ended May 30, 2009 and May 31, 2008 were $6.64 and $8.20, respectively, using the Black-Scholes model with the following assumptions:

	Year Ended	Year Ended
	May 30,	May 31,
	2009	2008

Expected volatility	40.6% - 43.6%	39.9%
Risk-free interest rate	1.7% - 3.6%	2.6% - 4.9%
Expected dividends	0.0%	0.0%
Expected life	5.1 - 6.7 years	5.2 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 is an isolated event and not the commencement of a regular dividend policy. The Company’s historical expected life of stock option grants is 5.1 years for non-officers and 6.7 years for officers. As permitted under Staff Accounting Bulletin No. 107, the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.

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

	For the Years Ended
	May 30,	May 31,	May 26,
	2009	2008(1)	2007
	(Amounts in thousands)

Revenue	$685,576	$840,285	$735,891
Direct cost of services	422,171	518,413	447,363

Gross profit	263,405	321,872	288,528
Selling, general and administrative expenses	212,680	227,853	191,590
Amortization of intangible assets	1,383	1,114	1,472
Depreciation expense	8,898	8,452	6,122

Income from operations	40,444	84,453	89,344
Interest income	(1,593)	(5,603)	(8,939)

Income before provision for income taxes	42,037	90,056	98,283
Provision for income taxes	24,273	40,871	43,518

Net income	$17,764	$49,185	$54,765

(1)	The fiscal year ended May 31, 2008 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.6	61.7	60.8

Gross profit	38.4	38.3	39.2
Selling, general and administrative expenses	31.0	27.1	26.0
Amortization of intangible assets	0.2	0.1	0.2
Depreciation expense	1.3	1.0	0.8

Income from operations	5.9	10.1	12.2
Interest income	(0.2)	(0.7)	(1.2)

Income before provision for income taxes	6.1	10.8	13.4
Provision for income taxes	3.5	4.9	5.9

Net income	2.6%	5.9%	7.5%

Year Ended May 30, 2009 Compared to Year Ended May 31, 2008

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue.  Revenue decreased $154.7 million, or 18.4%, to $685.6 million for the year ended May 30, 2009 from $840.3 million for the year ended May 31, 2008. Our revenue was adversely affected by a decline in the number of hours worked by our consultants offset by a minor increase in the average bill rate per hour in comparison to the prior year. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which is causing clients to approach their business more cautiously and to either defer, downsize or eliminate projects. In addition, fiscal 2008 consisted of 53 weeks while fiscal 2009 consisted of 52 weeks. Revenues during the fifty-third week of fiscal 2008, which included the Memorial Day holiday in the United States, were $15.1 million.

The number of hours worked in fiscal 2009 declined about 19.6% from the prior year, while average bill rates increased by 0.4% compared to the prior year. The number of consultants on assignment at the end of fiscal 2009 was 2,065 compared to the 3,490 consultants engaged at the end of fiscal 2008. Although we believe we have improved the awareness of our service offerings with clients and prospective clients through our previously completed engagements (including Sarbanes or related internal accounting control services), and that the significant changes taking place in the capital markets may present new opportunities going forward, there can be no assurance about the timing of such opportunities or whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and international markets.

We operated 82 and 89 offices as of May 30, 2009 and May 31, 2008, respectively. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Year
	Ended			% of Total
	May 30,	May 31,	%	May 30,	May 31,
	2009	2008	Change	2009	2008

North America	$501,139	$627,914	(20.2%)	73.1%	74.7%
Europe	148,196	171,728	(13.7%)	21.6%	20.4%
Asia Pacific	36,241	40,643	(10.8%)	5.3%	4.9%

Total	$685,576	$840,285	(18.4%)	100.0%	100.0%

On a constant currency basis, international revenues would have been higher by $12.4 million and lower by $17.8 million in fiscal 2009 and 2008, respectively, using the comparable fiscal 2008 and fiscal 2007 conversion rates.

We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients demand for the services we provide.

Direct Cost of Services.  Direct cost of services decreased $96.2 million, or 18.6%, to $422.2 million for the year ended May 30, 2009 from $518.4 million for the year ended May 31, 2008. Direct cost of services declined because of a 19.6% decrease in hours worked compared to the prior year. The average pay rate of our consultants was flat. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.6% and 61.7% for the years ended May 30, 2009 and May 31, 2008, respectively. Although the direct cost of services percentage improved slightly over the prior year, a continuing lower level of revenues will put increased pressure on this calculation as consultants earn certain benefits, such as health care services, which are relatively fixed in terms of cost.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“S, G & A”) decreased $15.2 million, or 6.7%, to $212.7 million for the year ended May 30, 2009 from $227.9 million for the year ended May 31, 2008. S, G & A increased as a percentage of revenue from 27.1% for the year ended May 31, 2008 to 31.0% for the year ended May 30, 2009. Management and administrative head count was 876 at the end of fiscal 2008 but fell to 787 at the end of fiscal 2009. S, G & A decreases in fiscal 2009 as compared to fiscal 2008 included a reduction in marketing expenses; a reduction in recruiting and related expenses, salary, benefit and related costs, bonus expense and stock-based compensation expense. These decreases were partially offset by an increase of $1.1 million in the Company’s provision for doubtful accounts after an evaluation of the Company’s client base, receivable balances and the current economic environment and the actions taken in the fourth quarter discussed in the following paragraph.

As a result of reduced revenue levels experienced beginning in the second quarter of fiscal 2009, the Company announced in its fourth quarter of fiscal 2009 a reduction in headcount and the consolidation of seven offices whose clients could be served from other offices within a close proximity. In connection with these actions, the Company recorded a charge in S, G &A of approximately $3.6 million in the fourth quarter of fiscal 2009 related to severance costs, leasehold improvements write-offs and estimated lease termination accruals. The Company estimates these actions will result in annualized savings of approximately $12 million.

Amortization and Depreciation Expense.  Amortization of intangible assets increased to $1.4 million in fiscal 2009 from $1.1 million in fiscal 2008. The increase in fiscal 2009 is attributable to a full year of amortization related to identified intangible assets acquired its fiscal 2008 purchases of Compliance Solutions and Domenica and amounts related to the fiscal 2009 acquisitions of Limbus and Kompetensslussen. The Company considered a number of factors in performing these studies, including the valuation of the identifiable intangible assets. The total intangible assets acquired included: for Limbus, approximately $1.4 million of goodwill, $249,000 for customer relationships (amortized over two years), $130,000 for a non-compete agreement (amortized over one year) and $67,000 for a database of potential consultants (amortized over two years); for Kompetensslussen, approximately $800,000 of goodwill, $150,000 for customer relationships (amortized over two years) and $80,000 for a non-compete agreement (amortized over one year); for Compliance Solutions, approximately $7.4 million of goodwill, $16,000 for a non-compete agreement (amortized over one year) and $763,000 for customer relationships (amortized over five years); and for Domenica, approximately $15.6 million for goodwill, $6.2 million for customer relationships (amortized over seven years) and $556,000 for a database of potential consultants (amortized over five years). Based upon identified intangible assets recorded at May 30, 2009, the Company anticipates amortization expense related to identified intangible assets to approximate $1.5 million during the fiscal year ending May 29, 2010.

Depreciation expense increased from $8.5 million for the year ended May 31, 2008 to $8.9 million for the year ended May 30, 2009. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2008, and investments in the Company’s operating system and other information technology.

Interest Income.  Interest income was $5.6 million in fiscal 2008 compared to $1.6 million in fiscal 2009. The decrease in interest income is the result of a lower average cash balance available for investment during fiscal 2009 and declining interest rates as compared to fiscal 2008. The Company has invested available cash in certificates of deposit, money market investments and government-agency bonds that have been classified as cash equivalents due to the short maturities of these investments. As of May 30, 2009, the Company has $20.5 million of investments in commercial paper, government-agency bonds and certificates of deposit with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes.  The provision for income taxes decreased from $40.9 million for the year ended May 31, 2008 to $24.3 million for the year ended May 30, 2009. The provision declined primarily because of a reduction in the Company’s pretax income in fiscal 2009 as compared to fiscal 2008, offset in part by an increase in the Company’s effective tax rate between the two years. The effective tax rate was 57.7% for fiscal 2009 and 45.4% for fiscal 2008. The effective tax rate increased because the Company’s lower pre-tax income disproportionally magnifies the effect of non-deductible permanent differences and incentive stock options (“ISOs”). In fiscal 2009, the Company recorded a $3.5 million tax charge comprised of the establishment of a valuation allowance on certain foreign operating loss carryforwards of $2.4 million and for the Company’s forgiveness of certain intercompany debt in France, thereby reducing France’s operating loss carryforwards by $1.1 million. Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions.

Under SFAS 123 (R), the Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate for the foreseeable future. Further, under SFAS 123 (R), those tax benefits associated with ISO grants fully vested at the date of adoption of SFAS 123 (R) will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $4.3 million and $4.7 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2009 and 2008, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during fiscal 2009 as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, particularly because of the unpredictability of timing and the amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will remain constant in the future.

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

Average bill rates improved by 7.5% compared to the prior year average bill rate. The increase in revenue was also driven by an increase in the number of consultants on assignment from 3,276 at the end of fiscal 2007 to 3,490 at the end of fiscal 2008. We operated 89 and 84 offices as of May 31, 2008 and May 26, 2007, respectively.

Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Year
	Ended			% of Total
	May 31,	May 26,	%	May 31,	May 26,
	2008	2007	Change	2008	2007

North America	$627,914	$571,239	9.9%	74.7%	77.6%
Europe	171,728	131,316	30.8%	20.4%	17.9%
Asia Pacific	40,643	33,336	21.9%	4.9%	4.5%

Total	$840,285	$735,891	14.2%	100.0%	100.0%

On a constant currency basis, international revenues would have been lower by $17.8 million and $9.5 million in fiscal 2008 and 2007, respectively, using the comparable fiscal 2007 and fiscal 2006 conversion rates.

Direct Cost of Services.  Direct cost of services increased $71.0 million, or 15.9%, to $518.4 million for the year ended May 31, 2008 from $447.4 million for the year ended May 26, 2007. The increase in direct cost of services was attributable to the increase in our consultants average pay rates as well as the previously described increase in number of hours billed; overall, the average pay rate per hour increased by 7.4% year-over-year. The direct cost of services percentage was 61.7% and 60.8% for the years ended May 31, 2008 and May 26, 2007, respectively. This increase was caused primarily by costs associated with the grant of an extra week of vacation for United States consultants who met certain eligibility requirements commencing in the first quarter of fiscal 2008.

Selling, General and Administrative Expenses.  S, G & A increased as a percentage of revenue from 26.0% for the year ended May 26, 2007 to 27.1% for the year ended May 31, 2008. S, G &A increased $36.3 million, or 18.9%, to $227.9 million for the year ended May 31, 2008 from $191.6 million for the year ended May 26, 2007.

The increase in S, G &A primarily stems from increased personnel and related benefit costs, in both our United States and international markets. Management and administrative headcount grew from 825 at the end of fiscal 2007 to 876 at the end of fiscal 2008. In addition to the increase in salaries and benefit costs, other significant increases in fiscal 2008 included: an increase in spending for advertising, as the Company continued a branding campaign in various United States and international business periodicals; occupancy and related costs from relocated, expanded or new offices; and certain bonuses that are determined based upon revenue, which was higher in fiscal 2008 than in fiscal 2007.

Amortization and Depreciation Expense.  Amortization of intangible assets decreased to $1.1 million in fiscal 2008 from $1.5 million in fiscal 2007. The decrease in fiscal 2008 is attributable to the completion of amortization of intangible assets related to previous acquisitions. However, this decrease was partially offset by the Company’s completion of its valuation studies during fiscal 2008 of its June 2007 purchase of Compliance Solutions and its December 2007 purchase of Domenica. The Company considered a number of factors in performing these studies, including the valuation of identifiable intangible assets.

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

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of operation data for each of the eight quarters in the two-year period ended May 30, 2009. The quarter ended May 31, 2008 comprised 14 weeks while all other quarters presented comprised 13 weeks. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 30,	Feb. 28,	Nov. 29,	Aug. 30,	May 31,	Feb. 23,	Nov. 24,	Aug. 25,
	2009	2009	2008	2008	2008(2)	2008	2007	2007
	(In thousands, except net (loss) income per common share)

CONSOLIDATED STATEMENTS OF OPERATION DATA
(unaudited):
Revenue	$132,049	$155,989	$190,233	$207,305	$236,724	$202,803	$206,638	$194,120
Direct cost of services	81,595	97,988	116,122	126,466	143,505	127,252	127,025	120,631

Gross profit	50,454	58,001	74,111	80,839	93,219	75,551	79,613	73,489
Selling, general and administrative expenses(3)	50,984	50,803	54,380	56,513	61,792	57,518	55,514	53,029
Amortization of intangible assets	455	271	275	382	565	211	84	254
Depreciation expense	2,110	2,185	2,263	2,340	2,370	2,200	2,007	1,875

(Loss) income from operations	(3,095)	4,742	17,193	21,604	28,492	15,622	22,008	18,331
Interest income	(239)	(458)	(380)	(516)	(480)	(952)	(1,629)	(2,542)

(Loss) income before provision for income taxes	(2,856)	5,200	17,573	22,120	28,972	16,574	23,637	20,873
Provision for income taxes(4)	3,428	3,120	8,097	9,628	13,070	7,909	10,601	9,291

Net(loss) income	$(6,284)	$2,080	$9,476	$12,492	$15,902	$8,665	$13,036	$11,582

Net (loss) income per common share(1):
Basic	$(0.14)	$0.05	$0.21	$0.28	$0.35	$0.19	$0.28	$0.24

Diluted	$(0.14)	$0.05	$0.21	$0.27	$0.35	$0.19	$0.27	$0.23

(1)	Net (loss) income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

(2)	Comprised of 14 weeks. All other quarters presented comprised 13 weeks.

(3)	The quarter ended May 30, 2009 includes $3.6 million of expenses incurred for a reduction in headcount of management and administrative personnel as well as consolidation of seven offices.

(4)	The quarter ended May 30, 2009 includes a valuation allowance of $2.4 million provided on certain foreign operating loss carryforwards and $1.1 million related to the forgiveness of certain French subsidiary intercompany debt, reducing our French entity’s operating loss carryforwards.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows from operations since inception, and we continued to do so during the year ended May 30, 2009.

At May 30, 2009, the Company had operating leases, primarily for office premises, expiring at various dates. At May 30, 2009, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 30, 2009:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Amounts in thousands)

Operating lease obligations	$37,932	$11,905	$15,494	$7,137	$3,396

Purchase obligations	$3,807	$1,673	$1,867	$267	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“LIBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of May 30, 2009, the Company had approximately $2.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $600,000 of outstanding letters of credit in favor of third parties related to operating leases. As of May 30, 2009, the Company was in compliance with all covenants included in the Credit Agreement.

Net cash provided by operating activities totaled $66.3 million in fiscal 2009 compared to $57.4 million in fiscal 2008. Cash provided by operations in fiscal 2009 resulted from the net income of the Company of $17.8 million, adjusted for non-cash items of $29.1 million, plus net cash provided by changes in operating assets and liabilities of $19.4 million. In fiscal 2008, cash provided by operations resulted from net income of the Company of $49.2 million, adjusted for non-cash items of $23.1 million, offset by net cash used for changes in operating assets and liabilities of $14.9 million. The most significant cause of the increase in operating cash flows was the reduction in the Company’s accounts receivable balance as a result of the decline in the Company’s revenue, particularly in the third and fourth quarters of fiscal 2009; the decrease in accounts receivable was offset by an increase in the Company’s prepaid income tax balance as well as decreases in the Company’s required accruals for salaries, bonus and vacations as the number of employees was lower at the end of fiscal 2009 as compared to 2008. In addition, the Company also changed its bonus plan for consultants such that a portion of the plan, considered a long-term liability at the end of fiscal 2008, was amended and the liability to the consultants was paid out by the end of fiscal 2009. Non-cash items increased beginning in fiscal 2007 as a result of the Company’s adoption of the accounting required in SFAS 123(R) to expense stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. The Company had $163.7 million in cash and cash equivalents and short-term investments at May 30, 2009.

Net cash used in investing activities totaled $5.7 million for fiscal 2009 compared to an increase in cash provided by investing activities of $37.1 million for fiscal 2008. Cash used to invest in short-term and long-term marketable securities (commercial paper and government agency bonds) net of cash received from the redemption of short-term and long-term investments resulted in a net increase of $5.5 million in fiscal 2009 compared to an increase of $76.0 million in fiscal 2008. The Company utilized some of its portfolio of investments in fiscal 2008 to provide funding for the dividend payment and stock purchases discussed in the financing activities paragraph below. During fiscal 2009, the Company purchased Limbus, Kompetensslussen and Xperianz for approximately $2.7 million (net of cash acquired) and made the final earn-out payment for Domenica of approximately $2.6 million, while in fiscal 2008, the Company acquired Compliance Solutions and Domenica for aggregate consideration of approximately $32.0 million. In addition, the Company used approximately $5.9 million to purchase property and equipment in fiscal 2009, compared to $11.3 million in fiscal 2008.

Net cash provided by financing activities was $3.8 million for the year ended May 30, 2009, compared to a use of cash of $138.0 million for the year ended May 31, 2008. During fiscal 2009, the Company used approximately $12.3 million to purchase approximately 785,000 shares of our common stock, offset by proceeds from employee exercises of stock options and purchases of common stock under our Employee Stock Purchase Plan of approximately $15.6 million. In fiscal 2008, the Company paid a special cash dividend of $1.25 per share of common stock for an aggregate amount of approximately $60.7 million; there was no dividend payment made in fiscal 2009; and used approximately $102.1 million to purchase approximately 4.8 million shares of its common stock; the cash used in fiscal 2008 was offset by cash received from stock option exercises and sales of common stock through the ESPP of $22.4 million in fiscal 2008.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended May 30, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  At the end of fiscal 2009, we had approximately $163.7 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk.  For the year ended May 30, 2009, approximately 29% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 80% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 20% was comprised primarily of cash balances translated from Euros, Japanese Yen, Hong Kong Dollars or British Pounds. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive gain.

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

RESOURCES CONNECTION, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Resources Connection, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 30, 2009 and May 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, Controls and Procedures. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in the fiscal year ended May 31, 2008.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
July 29, 2009

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 30,	May 31,
	2009	2008
	(Amounts in thousands, except par value per share)

ASSETS
Current assets:
Cash and cash equivalents	$143,247	$80,814
Short-term investments	20,494	26,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,597 and $3,976 as of May 30, 2009 and May 31, 2008, respectively	68,157	126,669
Prepaid expenses and other current assets	4,057	6,075
Income taxes receivable	10,687	530
Deferred income taxes	10,162	9,102

Total current assets	256,804	249,190
Goodwill	111,084	107,761
Intangible assets, net	6,259	7,644
Property and equipment, net	34,934	39,901
Deferred income taxes	1,364	4,685
Other assets	1,574	1,321

Total assets	$412,019	$410,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,267	$19,315
Accrued salaries and related obligations	48,753	64,174
Other liabilities	4,431	7,935

Total current liabilities	68,451	91,424
Other long-term liabilities	2,411	7,269
Deferred income taxes	3,240	5,921

Total liabilities	74,102	104,614

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 53,474 and 52,294 shares issued, and 45,140 and 44,654 shares outstanding as of May 30, 2009 and May 31, 2008, respectively	535	523
Additional paid-in capital	282,769	249,033
Accumulated other comprehensive (loss) gain	(307)	8,534
Retained earnings	248,269	230,505
Treasury stock at cost, 8,334 and 7,640 shares at May 30, 2009 and May 31, 2008, respectively	(193,349)	(182,707)

Total stockholders’ equity	337,917	305,888

Total liabilities and stockholders’ equity	$412,019	$410,502

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	May 30,	May 31,	May 26,
	2009	2008	2007
	(Amounts in thousands, except net income per common share)

Revenue	$685,576	$840,285	$735,891
Direct cost of services	422,171	518,413	447,363

Gross profit	263,405	321,872	288,528
Selling, general and administrative expenses	212,680	227,853	191,590
Amortization of intangible assets	1,383	1,114	1,472
Depreciation expense	8,898	8,452	6,122

Income from operations	40,444	84,453	89,344
Interest income	(1,593)	(5,603)	(8,939)

Income before provision for income taxes	42,037	90,056	98,283
Provision for income taxes	24,273	40,871	43,518

Net income	$17,764	$49,185	$54,765

Net income per common share
Basic	$0.39	$1.06	$1.13

Diluted	$0.39	$1.03	$1.08

Weighted average common shares outstanding
Basic	45,018	46,545	48,353

Diluted	45,726	47,934	50,644

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
			Additional	Deferred			Other		Total
	Common Stock		Paid-in	Stock	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	(Loss) Gain	Earnings	Equity
	(Amounts in thousands)

Balances as of May 27, 2006	49,527	$495	$152,066	$(479)	1,249	$(23,393)	$884	$187,863	$317,436
Exercise of stock options	1,221	12	15,266						15,278
Stock-based compensation expense related to share-based awards and employee stock purchases			20,107						20,107
Tax benefit from employee stock option plans			6,763						6,763
Issuance of common stock under Employee Stock Purchase Plan	273	3	5,747						5,750
Reclassification of deferred stock compensation			(479)	479					—
Issuance of treasury stock for Nordic Spring transaction			572		(65)	948			1,520
Repurchase of treasury stock					2,060	(60,065)			(60,065)
Cancellation of treasury stock	(290)	(3)	(301)		(290)	304			—
Comprehensive Income:
Currency translation adjustment							1,745		1,745
Net income for the year ended May 26, 2007								54,765	54,765

Total comprehensive income	—	—	—	—	—	—	—	—	56,510

Balances as of May 26, 2007	50,731	507	199,741	—	2,954	(82,206)	2,629	242,628	363,299
Exercise of stock options	1,168	12	14,497						14,509
Stock-based compensation expense related to share-based awards and employee stock purchases			22,386						22,386
Tax benefit from employee stock option plans			3,911						3,911
Issuance of common stock under Employee Stock Purchase Plan	405	4	7,910						7,914
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction			777		(67)	1,375			2,152
Repurchase of treasury stock					4,763	(102,065)			(102,065)
Cancellation of treasury stock	(10)		(189)		(10)	189			—
Cash dividends $1.25 per share								(60,652)	(60,652)
Cumulative impact from adoption of FASB Interpretation No. 48								(656)	(656)
Comprehensive Income:
Currency translation adjustment							5,905		5,905
Net income for the year ended May 31, 2008								49,185	49,185

Total comprehensive income	—	—	—	—	—	—	—	—	55,090

Balances as of May 31, 2008	52,294	523	249,033	—	7,640	(182,707)	8,534	230,505	305,888
Exercise of stock options	624	6	7,594						7,600
Stock-based compensation expense related to share-based awards and employee stock purchases			17,790						17,790
Tax benefit from employee stock option plans			420						420
Issuance of common stock under Employee Stock Purchase Plan	545	5	8,024						8,029
Release of restricted stock	11	1	249						250
Issuance of treasury stock for acquisitions			(361)		(87)	1,621			1,260
Issuance of treasury per employment agreements			20		(4)	78			98
Repurchase of treasury stock					785	(12,341)			(12,341)
Comprehensive Income:
Currency translation adjustment							(8,841)		(8,841)
Net income for the year ended May 30, 2009								17,764	17,764

Total comprehensive income	—	—	—	—	—	—	—	—	8,923

Balances as of May 30, 2009	53,474	$535	$282,769	$—	8,334	$(193,349)	$(307)	$248,269	$337,917

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 30,	May 31,	May 26,
	2009	2008	2007
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$17,764	$49,185	$54,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,281	9,566	7,594
Stock-based compensation expense related to employee stock options and employee stock purchases	17,790	22,386	20,107
Excess tax benefits from stock-based compensation	(524)	(2,331)	(3,607)
Bad debt expense	1,824	738	—
Loss on disposal of assets	536	—	—
Deferred income tax benefit	(858)	(7,242)	(4,472)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	52,450	(13,234)	(13,118)
Prepaid expenses and other current assets	1,597	701	(1,033)
Income taxes	(9,291)	(3,910)	13,135
Other assets	92	(853)	(106)
Accounts payable and accrued expenses	(3,660)	(1,847)	1,799
Accrued salaries and related obligations	(13,814)	1,105	10,545
Other liabilities	(7,875)	3,150	2,538

Net cash provided by operating activities	66,312	57,414	88,147

Cash flows from investing activities:
Redemption of long-term investments	—	55,000	37,000
Purchase of long-term investments	—	(14,000)	(80,000)
Redemption of short-term investments	76,000	79,000	38,000
Purchase of short-term investments	(70,494)	(44,000)	—
Business acquisitions, net of cash acquired	(5,292)	(27,569)	(1,261)
Purchases of property and equipment	(5,898)	(11,333)	(14,551)

Net cash (used in) provided by investing activities	(5,684)	37,098	(20,812)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,600	14,509	15,278
Proceeds from issuance of common stock under Employee Stock Purchase Plan	8,028	7,914	5,750
Purchase of common stock	(12,341)	(102,065)	(60,065)
Excess tax benefits from stock-based compensation	524	2,331	3,607
Cash dividends paid	—	(60,652)	—

Net cash provided by (used in) financing activities	3,811	(137,963)	(35,430)

Effect of exchange rate changes on cash	(2,006)	3,170	751

Net increase (decrease) in cash	62,433	(40,281)	32,656
Cash and cash equivalents at beginning of period	80,814	121,095	88,439

Cash and cash equivalents at end of period	$143,247	$80,814	$121,095

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, information management, human capital, supply chain management, actuarial and legal services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May nearest the last day of May in each year. The fiscal years ended May 30, 2009 and May 26, 2007 consisted of 52 weeks. The fiscal year ended May 31, 2008 consisted of 53 weeks.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company (“financial statements”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.6%, 0.5% and 0.6% of revenue for the years ended May 30, 2009, May 31, 2008 and May 26, 2007, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

In accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services. Reimbursements received from clients were $15.3 million, $18.3 million and $16.9 million for the years ended May 30, 2009, May 31, 2008 and May 26, 2007, respectively.

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

The following table summarizes the calculation of net income per share for the years ended May 30, 2009, May 31, 2008 and May 26, 2007 (in thousands, except per share amounts):

	2009	2008	2007

Net income	$17,764	$49,185	$54,765

Basic:
Weighted average shares	45,018	46,545	48,353

Diluted:
Weighted average shares	45,018	46,545	48,353
Potentially dilutive shares	708	1,389	2,291

Total dilutive shares	45,726	47,934	50,644

Net income per share:
Basic	$0.39	$1.06	$1.13
Diluted	$0.39	$1.03	$1.08

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 6,356,000, 4,833,000 and 3,591,000 potential common shares for the years ended May 30, 2009, May 31, 2008 and May 26, 2007, respectively.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Short-Term Investments

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and SFAS No. 157, “Fair Value Measurements”. Accordingly, debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost closely approximates fair value which is based on quoted prices in active markets.

As of May 30, 2009 and May 31, 2008, $20.5 million and $26.0 million, respectively, of the Company’s investment in debt securities had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year in either fiscal year 2009 or 2008. The

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s portfolio does not include any auction rate securities in either fiscal year 2009 or 2008. The components of the Company’s short-term investments are as follows (in thousands):

	As of May 30, 2009			As of May 31, 2008
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value

Commercial paper	$15,000	$(6)	$14,994	$6,000	$(33)	$5,967
U.S. Government agency bonds	$5,000	$(1)	$4,999	$20,000	$(82)	$19,918
Certificates of deposit	$494	$—	$494	$—	$—	$—

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients’ failure to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of the Company’s clients, review of historical receivable and reserve trends and other pertinent information. If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning	Charged to		Ending
	Balance	Operations	Write-offs	Balance

Years Ended:
May 26, 2007	$5,166	$—	$(578)	$4,588
May 31, 2008	$4,588	$738	$(1,350)	$3,976
May 30, 2009	$3,976	$1,824	$(203)	$5,597

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

Intangible Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual impairment analysis as of May 30, 2009 and will continue to test for impairment annually. No impairment was

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicated as of May 30, 2009. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was indicated as of May 30, 2009.

See Note 5-Intangible Assets and Goodwill for a further description of the Company’s intangible assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan, to be based on estimated fair value at date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company has applied the provisions of SAB 107 in adopting SFAS 123 (R).

The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of May 28, 2006, the beginning of the Company’s 2007 fiscal year. In accordance with the modified prospective method, the Company’s financial statements for periods prior to the year ended May 26, 2007 have not been restated to reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) and included in selling, general and administrative expenses for the years ended May 30, 2009, May 31, 2008 and May 26, 2007 was $17.8 million, $22.4 million and $20.1 million; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s Employee Stock Purchase Plan and issuances of restricted stock.

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

See Note 15 — Stock Based Compensation Plans for further information on stock-based compensation expense and the resulting impact on the provision for income taxes.

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

Recently Adopted Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective with the first quarter of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $656,000 with a corresponding decrease to retained earnings on May 27, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 on June 1, 2008, except as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to any non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective June 1, 2008 and it did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This statement establishes the accounting for and disclosure required for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). We will adopt SFAS 165 on May 31, 2009, the first day of our fiscal 2010 year.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162” (“SFAS 168”). This statement establishes that the FASB Accounting Standards Codification (“Codification”) will become the authoritative source of U.S. GAAP and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement will be effective for our second quarter of fiscal 2010, ending November 28, 2009 and will not have any impact on the Company’s results of operations, financial condition or liquidity. Earlier adoption is permitted.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 requires that the acquiring entity recognize assets or liabilities that arise from contingencies if the acquisition date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 141 (R)-1 will be used to account for business combinations that the Company consummates subsequent to May 31, 2009, the first day of our fiscal 2010 year.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS No. 115-2 and FAS No. 124-2”). This statement modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and securities with unrealized losses. We will adopt FSP FAS No. 115-2 and FAS No. 124-2 as of May 31, 2009, the first day of our fiscal 2010 year. The adoption is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations” (“SFAS 141”). We will adopt the FSP on May 30, 2009, the first day of our fiscal 2010 year and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders’ equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We will adopt SFAS 160 on May 31, 2009, the first day of our fiscal 2010 year. The Company currently has no noncontrolling interests that would require application of the pronouncement at the date of required implementation.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes how business combinations are accounted for and is effective for business combinations consummated by the Company on or after May 31, 2009, the first day of our fiscal 2010 year. Under SFAS 141(R), an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at their fair value on the acquisition date. SFAS 141(R) changes the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, (3) expensing restructuring costs associated with an acquired business, and (4) goodwill. SFAS 141(R) also includes a substantial number of new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 12, 2009, the Company acquired certain intangible assets comprising the Ohio-based professional services business of Kenwood Cooper LLC operated under the name Xperianz. The Company paid cash of approximately $900,000 for these assets.

In accordance with SFAS 141, the Company will allocate the purchase price of the assets acquired to goodwill pending completion of the Company’s valuation study. The Company is considering a number of factors in performing this valuation, including the valuation of identifiable intangible assets. The goodwill recognized in this transaction is deductible for tax purposes.

The purchase agreement requires additional earn-out payments to be paid in cash in fiscal years 2010, 2011 and 2012, provided certain revenue and gross margin milestones are met. The maximum cash to be paid if all conditions are met shall not exceed $1.1 million.

On January 16, 2009, the Company acquired Limbus Holding B.V. (“Limbus”), a Netherlands-based provider of risk and compliance and process improvement consultancy services to financial institutions and the public sector. The Company paid approximately $2.0 million for the acquisition, consisting of $1.0 million in cash and $1.0 million (68,459 shares) of the Company’s treasury stock.

In accordance with SFAS 141, the Company allocated the purchase price of Limbus based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company considered a number of factors in performing this valuation, including the valuation of identifiable intangible assets. The total intangible assets acquired included approximately $1.4 million of goodwill, $249,000 for customer relationships (amortized over two years), $130,000 for a non-compete agreement (amortized over one year) and $67,000 for a database of potential consultants (amortized over two years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.

The purchase agreement for the acquisition of Limbus requires additional purchase price to be paid in fiscal year 2011 and 2012, provided certain revenue and gross margin milestones are met. Future payments will consist of a combination of cash and stock of up to 1.5 million Euros. Stock earned will be restricted and non-transferrable until December 31, 2012.

On December 1, 2008, the Company acquired Kompetensslussen X-tern Personalfunktion AB (“Kompetensslussen”), a Sweden-based provider of human capital services. The Company paid approximately $1.0 million for the acquisition, consisting of $745,000 in cash and $274,000 (18,302 shares) of the Company’s treasury stock.

In accordance with SFAS 141, the Company allocated the purchase price of Kompetensslussen based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company considered a number of factors in performing this valuation, including the valuation of identifiable intangible assets. The total intangible assets acquired included approximately $800,000 of goodwill, $150,000 for customer relationships (amortized over two years) and $80,000 for a non-compete agreement (amortized over one year). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.

The purchase agreement for the Kompetensslussen acquisition requires earn-out payments based on Kompetensslussen’s achievement of certain financial results for calendar year 2010. The earn-out is two-tiered,

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to gross margin goals and payable equally in cash and stock of the Company. The first tier earn-out may be up to 8.0 million Swedish Krona (SEK) and the second tier earn-out may be up to 3.0 million SEK. If earned, payments are to be made no later than March 31, 2011.

Assuming the acquisitions made in fiscal 2009 had been acquired on May 26, 2007, the pro forma impact on the Company’s revenue and net income would be insignificant for the years ended May 30, 2009 and May 31, 2008.

On December 18, 2007, the Company acquired Domenica B.V. (“Domenica”), a Netherlands-based provider of actuarial services to pension and life insurance companies. The Company paid cash of approximately $26.2 million for the acquisition, including earn-out payments based on certain financial metrics of $4.0 million in May 2008 and $2.6 million in May 2009. Both earn-out payments were recorded as additional goodwill.

In accordance with SFAS 141, the Company allocated the purchase price of Domenica based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company completed its purchase price allocation after considering a number of factors, including the valuation of identifiable intangible assets. The total intangible assets acquired include approximately $15.6 million for goodwill, $6.2 million for customer relationships (amortized over seven years) and $556,000 for a database of potential consultants (amortized over five years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.

On June 1, 2007, the Company completed the acquisition of Compliance Solutions (UK) Ltd. (“Compliance Solutions”), a United Kingdom-based provider of regulatory compliance services to investment advisors, hedge funds, private equity and venture capital firms, insurance companies and other financial institutions. The Company paid approximately $8.4 million for the acquisition, consisting of $6.2 million in cash and $2.2 million (66,715 shares) in the Company’s stock.

The acquisition was accounted for as a purchase in accordance with SFAS 141. Under SFAS 141, the Company allocated the purchase price of Compliance Solutions based on the fair value of the assets acquired and liabilities assumed with the residual recorded as goodwill. The Company completed its purchase price allocation after considering a number of factors, including the valuation of the identifiable intangible assets. The total intangible assets acquired included approximately $7.4 million of goodwill, $16,000 for a non-compete agreement (amortized over one year) and $763,000 for customer relationships (amortized over five years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.

Assuming the acquisitions made in fiscal 2008 had been acquired on May 28, 2006, the pro forma impact to the Company’s revenue and net income was insignificant for the years ended May 31, 2008 and May 26, 2007.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 30,	As of May 31,
	2009	2008

Building and land	$12,935	$12,739
Computers, equipment and software	18,023	17,083
Leasehold improvements	22,454	22,236
Furniture	9,852	9,741

	63,264	61,799
Less accumulated depreciation and amortization	(28,330)	(21,898)

	$34,934	$39,901

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets and Goodwill

The following table presents details of our intangible assets and related accumulated amortization (in thousands):

	As of May 30, 2009			As of May 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships (2-7 years)	$12,492	$(6,874)	$5,618	$12,735	$(5,761)	$6,974
Consultant and customer database (1-5 years)	2,378	(1,938)	440	2,366	(1,778)	588
Non-compete agreements (1-4 years)	211	(92)	119	—	—	—
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$15,163	$(8,904)	$6,259	$15,183	$(7,539)	$7,644

The Company recorded amortization expense for the years ended May 30, 2009, May 31, 2008 and May 26, 2007 of $1,383,000, $1,114,000 and $1,472,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 29, 2010, May 28, 2011, May 26, 2012, May 31, 2013 and May 30, 2014 is $1,482,000, $1,267,000, $1,135,000, $933,000 and $871,000, respectively.

The following is a roll forward of the Company’s goodwill balance (in thousands):

Goodwill, as of May 31, 2008	$107,761
Acquisitions	5,662
Impact of foreign currency exchange rate changes	(2,339)

Goodwill, as of May 30, 2009	$111,084

6.	Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 30,	May 31,	May 26,
	2009	2008	2007

Current
Federal	$18,060	$33,277	$35,730
State	4,493	8,245	7,709
Foreign	2,232	6,384	4,577

	24,785	47,906	48,016

Deferred
Federal	(1,605)	(3,560)	(3,147)
State	(381)	(697)	(622)
Foreign	1,474	(2,778)	(729)

	(512)	(7,035)	(4,498)

	$24,273	$40,871	$43,518

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 30,	May 31,	May 26,
	2009	2008	2007

Domestic	$42,874	$79,958	$86,837
Foreign	(837)	10,098	11,446

	$42,037	$90,056	$98,283

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 30,	May 31,	May 26,
	2009	2008	2007

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.3%	5.3%	4.7%
Stock options	5.6%	3.9%	3.9%
Valuation allowance	5.9%	—	—
Foreign intercompany debt forgiveness	2.6%	—	—
Other, net	2.3%	1.2%	0.7%

Effective tax rate	57.7%	45.4%	44.3%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset consist of the following (in thousands):

	May 30,	May 31,
	2009	2008

Deferred tax assets:
Allowance for doubtful accounts	$2,038	$1,797
Accrued compensation	3,504	4,584
Accrued expenses	4,833	2,469
Stock options and restricted stock	8,855	6,119
Tax credits	—	6
Net operating losses	5,745	4,557
State taxes	—	375
Property and equipment	1,632	1,656

Gross deferred tax asset	26,607	21,563

Valuation allowance	(2,432)	—

Gross deferred tax asset, net of valuation allowance	24,175	21,563

Deferred tax liabilities:
Goodwill and intangibles	(15,805)	(13,697)
State taxes	(84)	—

Total deferred tax liabilities	(15,889)	(13,697)

Net deferred tax asset	$8,286	$7,866

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had an income tax receivable of $10,687,000 and $530,000 as of May 30, 2009 and May 31, 2008.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $1.9 million and $4.5 million for the years ended May 30, 2009 and May 31, 2008, respectively.

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. During the year ended May 30, 2009, the Company recorded a valuation allowance of $2.4 million related to certain foreign operating loss carryforwards. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $20.7 million from the Company’s foreign subsidiaries as of May 30, 2009 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

The Company has foreign net operating loss carryforwards of $20.0 million, of which $3.3 million will begin to expire in 2013 through 2020 and the remaining amount can be carried forward indefinitely.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective with the first quarter of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The implementation of FIN 48 on May 27, 2007 did not have a material impact on the Company’s financial results.

A reconciliation of the gross unrecognized tax benefit from May 31, 2008 to May 30, 2009 is as follows (in thousands):

Unrecognized tax benefits at May 31, 2008	$776
Gross increases-tax positions in prior period	440
Gross decreases-tax positions in prior periods	—
Gross increases-current period tax positions	47
Settlements	—
Lapse of statute of limitations	(217)

Unrecognized tax benefits at May 30, 2009	$1,046

As of May 30, 2009 and May 31, 2008, the Company’s total liability for unrecognized gross tax benefits was $1,046,000 and $776,000, respectively, which, if ultimately recognized would impact the effective tax rate in future periods. As of May 30, 2009 and May 31, 2008, the unrecognized tax benefit includes $949,000 and $556,000, respectively, classified as long-term liability and $97,000 and $220,000, respectively, classified as short-term liability. The $97,000 classified as short term liability at May 30, 2009 results from U.S. federal and state positions that are in their last year of the statute of limitations. An estimate of the range of reasonably possible change cannot be made at this time.

The Company’s major income tax jurisdiction is the U.S., with federal income taxes, subject to examination for fiscal 2006 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2005 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2003 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the fiscal year is immaterial, as of May 30, 2009, the

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has provided $160,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

7.	Restructuring

During the fourth quarter of fiscal 2009, the Company announced a restructuring plan involving a reduction in 77 management and administrative positions as well as the consolidation of seven offices into existing locations within a reasonable proximity. The Company recorded approximately $2.8 million for severance and approximately $814,000 for leasehold related write-offs and lease termination costs, which were recorded in selling, general and administrative expenses in the Company’s Statement of Income for the year ended May 30, 2009. Remaining accrual amounts are included in “Accounts Payable and Accrued Expenses”. Payments related to severance are expected to be paid by the end of the first quarter of fiscal 2010, while payments related to lease abandonment are expected to be paid through fiscal 2013.

The following table summarizes the various restructuring actions taken (amounts in thousands):

	Reduction in	Leasehold	Lease
	Personnel	Write-offs	Abandonment	Total

Accrual balance as of June 1, 2008	$—	$—	$—	$—
Restructuring charges	2,821	306	508	3,635
Cash payments	(2,169)		(30)	(2,199)
Write-off of assets	—	(306)	—	(306)

Accrual balance as of May 30, 2009	$652	$—	$478	$1,130

8.	Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 30,	May 31,
	2009	2008

Accrued salaries and related obligations	$17,331	$21,562
Accrued bonuses	17,248	26,669
Accrued vacation	14,174	15,943

	$48,753	$64,174

9.	Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered (“LIBOR”) rate plus 1.5% or Bank of America’s Grand Cayman Banking Center (“IBOR”) rate plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009. As of May 30, 2009, the Company had approximately $2.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $600,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company is in compliance with all covenants included in the Credit Agreement as of May 30, 2009.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 3%, 3% and 3% of revenue for the years ended May 30, 2009, May 31, 2008 and May 26, 2007, respectively.

11.	Stockholders’ Equity

In October 2002, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of the Company’s common stock on the open market. Upon the completion of the original program, the Company’s board of directors approved a new stock repurchase program in July 2007, authorizing the repurchase of common stock on the open market for up to an aggregate amount of $150 million. During the years ended May 30, 2009 and May 31, 2008, the Company repurchased approximately 785,000 and 4.8 million shares of common stock, respectively, on the open market for a total of approximately $12.3 million and $102.1 million, respectively. Such repurchased shares are held in treasury and are presented as if retired, using the cost method. As of May 30, 2009, approximately $35.6 million remains available for share repurchases under our stock repurchase program.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 30, 2009 and May 31, 2008, there were 45,140,000 and 44,654,000 shares of common stock outstanding, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 30, 2009 and May 31, 2008.

On May 10, 2002, the Company’s board of directors adopted a stockholder rights plan, pursuant to which a dividend of one preferred stock purchase right (the “rights”) was declared for each share of common stock outstanding at the close of business on May 28, 2002. Common stock issued after the record date has the same rights associated. The rights are not exercisable until the Distribution Date, which, unless extended by the board of directors, is 10 days after a person or group acquires 15% of the voting power of the common stock of the Company or announces a tender offer that could result in a person or group owning 15% or more of the voting power of the common stock of the Company (such person or group, an “Acquiring Person”). Each right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company’s Junior Participating Preferred Stock at a purchase price of $120, subject to certain adjustments.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 30, 2009, May 31, 2008 and May 26, 2007, the Company contributed approximately $5.3 million, $3.3 million and $2.7 million, respectively, to the plan as Company matching contributions.

13.	Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	Years Ended
	May 30,	May 31,	May 26,
	2009	2008	2007

Income taxes paid	$35,105	$50,267	$34,829
Non-cash investing and financing activities:
Acquisition of Kompetensslussen (2009), Limbus (2009), Compliance Solutions (2008) and Nordic Spring (2007):
Issuance of common stock	$1,260	$2,152	$1,520

14.	Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 30, 2009, the Company had operating leases, primarily for office premises, expiring at various dates through April, 2016. At May 30, 2009, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

	Operating	Purchase
Years Ending:	Leases	Obligations

May 29, 2010	$11,905	$1,673
May 28, 2011	9,630	1,194
May 26, 2012	5,864	673
May 31, 2013	4,399	201
May 30, 2014	2,738	66
Thereafter	3,396	—

Total	$37,932	$3,807

Rent expense for the years ended May 30, 2009, May 31, 2008 and May 26, 2007 totaled $15.6 million, $15.0 million and $13.4 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company also leases to independent third parties approximately 20,800 square feet of the approximately 56,800 square foot corporate headquarters building located in Irvine, California. The Company has operating lease agreements with independent third parties expiring through June 2013. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $512,000, $503,000, $268,000, $144,000 and $12,000 in fiscal 2010, 2011, 2012, 2013 and 2014, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

The Company entered into an amended and restated employment agreement in June 2008 with its chief executive officer, Donald Murray. This agreement expires on March 31, 2010 but is subject to automatic extensions for additional one-year periods unless the Company or Mr. Murray provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Mr. Murray with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, the respective terms of which extend through 2011. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement. See Note 17-Subsequent Event.

Legal Proceedings

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters if disposed of unfavorably would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

15.	Stock Based Compensation Plans

2004 Performance Incentive Plan

On October 15, 2004, the Company’s stockholders approved the Resources Connection, Inc. 2004 Performance Incentive Plan (the “Plan”). This Plan replaced the Company’s 1999 Long Term Incentive Plan (the “Prior Plan”). Under the terms of the Plan, the Company’s board of directors or one or more committees appointed by the Board of Directors will administer the Plan. The board of directors has delegated general administrative authority for the Plan to the Compensation Committee of the board of directors.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 7,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005 and the amendments to the Plan approved by stockholders at the Company’s 2008 and 2006 annual meetings of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 30, 2009, 2,357,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISO”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 5,137 shares of restricted stock during the fiscal year ended May 30, 2009 and no shares of restricted shares during the fiscal year ended May 31, 2008.

A summary of the share-based award activity under the Plan and the Prior Plan follows (amounts in thousands except weighted average exercise price):

		Stock Options Outstanding
	Share-Based	Number of	Weighted
	Awards	Shares	Average
	Available	Under	Exercise
	for Grant	Option	Price

Options outstanding at May 27, 2006	1,507	8,873	$17.52
Granted, at fair market value	(2,052)	2,052	$30.89
Additional options available for grant	1,500	—	—
Exercised	—	(1,200)	$12.62
Forfeited	539	(539)	$22.11

Options outstanding at May 26, 2007	1,494	9,186	$20.88
Granted, at fair market value	(1,264)	1,264	$20.14
Exercised	—	(1,168)	$12.42
Forfeited	810	(810)	$26.33

Options outstanding at May 31, 2008	1,040	8,472	$21.41
Granted, at fair market value	(1,577)	1,577	$15.82
Restricted Stock(1)	(13)	5	—
Additional options available for grant	2,000	—	—
Exercised/Released	—	(629)	$12.17
Forfeited	907	(907)	$25.39

Options outstanding at May 30, 2009	2,357	8,518	$20.63

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2004 Plan.

The following table summarizes options outstanding as of May 30, 2009 and related weighted average exercise price and life information (number of options outstanding and intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Life	Intrinsic
	Outstanding	Price	(Years)	Value

Outstanding	8,518	$20.63	6.67	$18,866
Exercisable	5,333	$20.39	5.40	$13,645

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.53 as of May 29, 2009 (the last actual trading day of fiscal 2009), which would have been received by the option holders had all option holders exercised their options as of that date.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total pre-tax intrinsic value related to stock options exercised during the years ended May 30, 2009 and May 31, 2008 was $4.8 million and $18.3 million, respectively. The total estimated fair value of stock options that vested during the years ended May 30, 2009 and May 31, 2008 was $16.4 million and $23.2 million, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 545,000, 405,000 and 273,000 shares of common stock pursuant to the ESPP for the years ended May 30, 2009, May 31, 2008 and May 26, 2007, respectively. There are 2,362,000 shares of common stock available for issuance under the ESPP as of May 30, 2009.

Valuation and Expense Information under SFAS 123 (R)

The following table summarizes the impact of SFAS 123 (R) (in thousands, except per share amounts):

	Years Ended
	May 30,	May 31,	May 26,
	2009	2008	2007

Income before income taxes	$(17,790)	$(22,386)	$(20,107)

Net income	$(13,479)	$(17,726)	$(16,695)

Net income per share:
Basic	$(0.30)	$(0.38)	$(0.35)

Diluted	$(0.29)	$(0.37)	$(0.31)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 30, 2009, May 31, 2008 and May 26, 2007 was $6.64, $8.20 and $16.34 using the Black-Scholes model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	May 30, 2009	May 31, 2008	May 26, 2007

Expected volatility	40.6% - 43.6%	39.9%	39.9% - 48.5%
Risk-free interest rate	1.7% - 3.6%	2.6% - 4.9%	4.5% - 5.1%
Expected dividends	0.0%	0.0%	0.0%
Expected life	5.1 - 6.7 years	5.2 years	5.2 - 6.3 years

As of May 30, 2009, there was $26.2 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 29 months.

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

16.	Segment Information and Enterprise Reporting

No single customer accounted for more than 3%, 3% and 3% of revenue for the years ended May 30, 2009, May 31, 2008 and May 26, 2007, respectively.

In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies. Summarized information regarding the Company’s domestic and international operations is shown in the following table. Amounts are stated in thousands:

	Revenue for the Years Ended			Long-Lived Assets as of(1)
	May 30,	May 31,	May 26,	May 30,	May 31,
	2009	2008	2007	2009	2008

United States	$488,392	$612,427	$561,912	$115,458	$113,598
The Netherlands	76,889	84,601	68,720	31,129	35,384
Other	120,295	143,257	105,259	5,690	6,324

Total	$685,576	$840,285	$735,891	$152,277	$155,306

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment and software and furniture and leasehold improvements.

17.	Subsequent Event

On July 22, 2009, Thomas D. Christopoul resigned from his positions as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors. In connection with Mr. Christopoul’s resignation on July 22, 2009, the Company and Mr. Christopoul entered into a Severance and General Release Agreement (the “Severance Agreement”).

Under the terms of the Severance Agreement, the Company has agreed to pay Mr. Christopoul within 10 days of July 22, 2009 a lump sum payment of $3.5 million (less applicable tax withholdings).

All of Mr. Christopoul’s outstanding unvested stock options, which he was awarded during his employment, will automatically vest as of July 22, 2009 and will remain exercisable for the duration of the term of such awards (generally 10 years following the date of the award), after which time they will expire and be canceled. The Company will record the lump sum payment of $3.5 million and a non-cash charge of approximately $1.5 million resulting from the vesting of Mr. Christopoul’s outstanding stock options during the three months ended August 29, 2009.

In connection with Mr. Christopoul’s departure from the Company, the Company’s board of directors has reappointed Donald B. Murray, the Company’s founder and Executive Chairman, as Chief Executive Officer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2009.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2009.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 66.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our board of directors has adopted a code of business conduct and ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and principal accounting officer, as required by the Securities and Exchange Commission. The full text of our code of business conduct and ethics can be found on the investor relations page of our website at www.resourcesglobal.com. We intend to satisfy the Securities and Exchange Commission disclosure requirements regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and principal accounting officer, or persons performing similar functions, by posting such information on the investor relations page of our website at www.resourcesglobal.com.

Reference is made to the information regarding directors appearing in Section II under the caption “ELECTION OF DIRECTORS,” and to the information in Section III under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “DIRECTOR MEETINGS AND COMMITTEES — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “DIRECTOR COMPENSATION — FISCAL 2009,” in each case, in the Company’s proxy statement related to its 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing in Section III under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 30, 2009.

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,518,099	$20.63	4,719,149	(1)
Equity compensation plans not approved by security holders(2)	20,920	$6.00	—

(1)	Consists of 2,362,000 shares available for issuance under the Company’s Employee Stock Purchase Plan and 2,357,149 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

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

The information appearing in Section III under the captions “DIRECTOR MEETINGS AND COMMITTEES — DIRECTOR INDEPENDENCE” and “TRANSACTIONS WITH RELATED PERSONS” in the proxy statement related to the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “DIRECTOR MEETINGS AND COMMITTEES — FEES” in the proxy statement related to the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 30, 2009 and May 31, 2008
Consolidated Statements of Income for each of the three years in the period ended May 30, 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended May 30, 2009
Consolidated Statements of Cash Flows for each of the three years in the period ended May 30, 2009
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts is included in Note 2 to the Registrant’s Notes to Consolidated Financial Statements.

Schedule I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2		Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.2		Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3		Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.4		Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002.)
4.5		Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10	.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.3+	Amended and Revised Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.4+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008
10.5		Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.6		Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.7		Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10	.8+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10	.9+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008.
10	.10+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10	.11+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number		Description of Document

10	.12+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.13		First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.14		Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.15		Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.16		Amendment No. 3 to Loan Agreement, dated November 28, 2007 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007)
10.17		Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10	.18+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10	.19+	Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Thomas D. Christopoul (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of June 3, 2008)
10.20		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008)
10.21		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008)
10.22		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008
10.23		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008.
21.1		List of Subsidiaries.*
23.1		Consent of Independent Registered Public Accounting Firm.*
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.1		Rule 1350 Certification of Chief Executive Officer.*
32.2		Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Resources Connection, Inc.

By:	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer

Date: July 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald B. Murray Donald B. Murray	Executive Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	July 29, 2009

/s/ Nathan W. Franke Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	July 29, 2009

Karen M. Ferguson Karen M. Ferguson	Executive Vice President and Director	July 29, 2009

/s/ Susan J. Crawford Susan J. Crawford	Director	July 29, 2009

/s/ Neil Dimick Neil Dimick	Director	July 29, 2009

/s/ Robert Kistinger Robert Kistinger	Director	July 29, 2009

/s/ A. Robert Pisano A. Robert Pisano	Director	July 29, 2009

/s/ Anne Shih Anne Shih	Director	July 29, 2009

/s/ Jolene Sykes Sarkis Jolene Sykes Sarkis	Director	July 29, 2009

/s/ Michael H. Wargotz Michael H. Wargotz	Director	July 29, 2009

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.2	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.4	Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002.)
4.5	Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10.1	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.2	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.3	Amended and Revised Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Karen M. Ferguson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filing of July 21, 2008).
10.4	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008
10.5	Agreement of Lease, dated October 23, 2000, between 500-512 Seventh Avenue Limited Partnership and Resources Connection LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.6	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.7	Loan Agreement, dated March 26, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2004).
10.8	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10.9	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008.
10.10	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.11	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number	Description of Document

10.12	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.13	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.14	Amendment No. 1 to Loan Agreement, dated October 25, 2004 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.15	Amendment No. 2 to Loan Agreement, dated December 9, 2005 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.16	Amendment No. 3 to Loan Agreement, dated November 28, 2007 by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007)
10.17	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).
10.18	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10.19	Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Thomas D. Christopoul (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of June 3, 2008)
10.20	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008)
10.21	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008)
10.22	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008
10.23	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008.
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.1	Rule 1350 Certification of Chief Executive Officer.*
32.2	Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith