Form 10-Q
period 2009-08-29
RESOURCES CONNECTION INC
filed 2009-10-08
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2009
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
Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 1, 2009, 45,434,661 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	August 29, 2009	May 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$133,523	$143,247
Short-term investments	23,250	20,494
Trade accounts receivable, net of allowance for doubtful accounts of $5,505 and $5,597 as of August 29, 2009 and May 30, 2009, respectively	61,940	68,157
Prepaid expenses and other current assets	3,506	4,057
Income taxes receivable	6,622	10,687
Deferred income taxes	10,162	10,162

Total current assets	239,003	256,804
Goodwill	111,654	111,084
Intangible assets, net	5,988	6,259
Property and equipment, net	33,355	34,934
Deferred income taxes	3,201	1,364
Other assets	1,476	1,574

Total assets	$394,677	$412,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,485	$15,267
Accrued salaries and related obligations	31,805	48,753
Other current liabilities	3,789	4,431

Total current liabilities	50,079	68,451
Other long-term liabilities	2,287	2,411
Deferred income taxes	2,069	3,240

Total liabilities	54,435	74,102

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 53,723 and 53,474 shares issued; and 45,395 and 45,140 outstanding as of August 29, 2009 and May 30, 2009, respectively	537	535
Additional paid-in capital	290,567	282,769
Accumulated other comprehensive gains (losses)	1,297	(307)
Retained earnings	241,083	248,269
Treasury stock at cost, 8,328 shares and 8,334 shares at August 29, 2009 and May 30, 2009, respectively	(193,242)	(193,349)

Total stockholders’ equity	340,242	337,917

Total liabilities and stockholders’ equity	$394,677	$412,019

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	August 29,	August 30,
	2009	2008
Revenue	$118,263	$207,305
Direct cost of services, primarily payroll and related taxes for professional services employees	73,124	126,466

Gross profit	45,139	80,839
Selling, general and administrative expenses	51,637	56,513
Amortization of intangible assets	393	382
Depreciation expense	2,200	2,340

(Loss) income from operations	(9,091)	21,604
Interest income	(179)	(516)

(Loss) income before (benefit) provision for income taxes	(8,912)	22,120
(Benefit) provision for income taxes	(1,726)	9,628

Net (loss) income	$(7,186)	$12,492

Net (loss) income per common share:
Basic	$(0.16)	$0.28

Diluted	$(0.16)	$0.27

Weighted average common shares outstanding:
Basic	45,302	44,946

Diluted	45,302	46,008

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Three Months Ended
August 29, 2009
COMMON STOCK—SHARES:
Balance at beginning of period	53,474
Exercise of stock options	33
Issuance of common stock under Employee Stock Purchase Plan	216

Balance at end of period	53,723

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$535
Exercise of stock options	—
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$537

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$282,769
Exercise of stock options	312
Stock-based compensation expense related to employee stock options and employee stock purchases	5,895
Tax shortfall from employee stock option plans	(1,388)
Issuance of treasury stock under employment agreements	(19)
Issuance of common stock under Employee Stock Purchase Plan	2,998

Balance at end of period	$290,567

ACCUMULATED OTHER COMPREHENSIVE GAINS (LOSSES):
Balance at beginning of period	$(307)
Currency translation adjustment	1,604

Balance at end of period	$1,297

RETAINED EARNINGS:
Balance at beginning of period	$248,269
Net loss	(7,186)

Balance at end of period	$241,083

TREASURY STOCK—SHARES:
Balance at beginning of period	8,334
Issuance of treasury stock under employment agreements	(6)

Balance at end of period	8,328

TREASURY STOCK—COST:
Balance at beginning of period	$(193,349)
Issuance of treasury stock under employment agreements	107

Balance at end of period	$(193,242)

COMPREHENSIVE LOSS:
Net loss	$(7,186)
Currency translation adjustment	1,604

Total comprehensive loss	$(5,582)

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended
	August 29,	August 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(7,186)	$12,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,593	2,722
Stock-based compensation expense related to employee stock options and employee stock purchases	5,895	4,964
Excess tax benefits from stock-based compensation	(34)	(333)
Provision for uncollectible accounts receivable	—	653
Deferred income tax benefit	(3,195)	(499)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	6,710	6,711
Prepaid expenses and other current assets	578	1,292
Income taxes receivable	2,590	4,119
Other assets	110	186
Accounts payable and accrued expenses	(770)	(2,179)
Accrued salaries and related obligations	(17,058)	(18,026)
Other liabilities	(824)	(2,047)

Net cash (used in) provided by operating activities	(10,591)	10,055

Cash flows from investing activities:
Redemption of short-term investments	20,494	26,000
Purchase of short-term investments	(23,250)	(20,000)
Purchases of property and equipment	(466)	(2,550)

Net cash (used in) provided by investing activities	(3,222)	3,450

Cash flows from financing activities:
Proceeds from exercise of stock options	312	3,845
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,000	4,481
Excess tax benefits from stock-based compensation	34	333

Net cash provided by financing activities	3,346	8,659

Effect of exchange rate changes on cash	743	(1,236)

Net (decrease) increase in cash and cash equivalents	(9,724)	20,928
Cash and cash equivalents at beginning of period	143,247	80,814

Cash and cash equivalents at end of period	$133,523	$101,742

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three months ended August 29, 2009 and August 30, 2008
1. Description of the Company and its Business
Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, information management, human capital, supply chain management, actuarial and legal services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of both fiscal 2010 and 2009 consisted of 13 weeks.
2. Summary of Significant Accounting Policies
Interim Financial Information
The financial information as of and for the three months ended August 29, 2009 and August 30, 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
In connection with the preparation of these condensed interim financial statements, the Company has evaluated subsequent events through October 8, 2009, which is the date the financial statements were issued. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2009, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).
Client Reimbursements of “Out-of-Pocket” Expenses
In accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) subtopic 605-45, Revenue Recognition: Principal Agent Considerations (ASC 605-45), the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services. Reimbursements received from clients were $2.0 million and $5.4 million for the three months ended August 29, 2009 and August 30, 2008.
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
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as codified in ASC topic 320, Investments — Debt and Equity Securities (ASC 320). Accordingly, securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Cost closely approximates fair value which is based on quoted prices in active markets.

Stock-Based Compensation
The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, Share-Based Payment, as codified in FASB ASC topic 718, Compensation — Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), to be based on estimated fair value at the date of grant.
ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock options vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2004 Performance Incentive Plan. Under ASC 718, the Company determines the estimated value of stock options using the Black-Scholes valuation model. ASC 718 requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes stock-based compensation expense on a straight-line basis.
See Note 9 — Stock-Based Compensation Plans for further information on stock-based compensation.
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
3. Stockholders’ Equity
In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The Company did not purchase any shares during the first quarters of fiscal 2010 or fiscal 2009. As of August 29, 2009, approximately $35.6 million remains available under the repurchase program.
4. Net Income Per Share
The Company presents both basic and diluted earnings per share (“EPS”) amounts in accordance with SFAS No. 128, Earnings Per Share, as codified in FASB ASC topic 260, Earnings Per Share (ASC 260). This pronouncement establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. As a result of the Company’s net loss in the first quarter of fiscal 2010, all common equivalent shares have been excluded from computing diluted earnings per share as their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 29,	August 30,
	2009	2008
Net (loss) income	$(7,186)	$12,492

Basic:
Weighted average shares	45,302	44,946

Diluted:
Weighted average shares	45,302	44,946
Potentially dilutive shares	—	1,062

Total dilutive shares	45,302	46,008

Net (loss) income per share:
Basic	$(0.16)	$0.28
Diluted	$(0.16)	$0.27
The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 5,964,000 and 5,277,000 potential common shares for the three months ended August 29, 2009 and August 30, 2008, respectively.
5. Acquisitions
The Company has acquired certain intangible assets or stock of companies that it believes complement or augment the Company’s service offerings in the territories it serves. Those acquisitions include:
1)
On May 12, 2009, the Company acquired certain intangible assets comprising the Ohio-based professional services business of Kenwood Cooper LLC operated under the name Xperianz (“Xperianz”). The Company paid cash of approximately $900,000 for these assets.

2)
On January 16, 2009, the Company acquired Limbus Holding B.V. (“Limbus”), a Netherlands-based provider of risk and compliance and process improvement consultancy services to financial institutions and the public sector. The Company paid approximately $2.0 million for the acquisition, consisting of $1.0 million in cash and $1.0 million (68,459 shares) of the Company’s treasury stock.

3)
On December 1, 2008, the Company acquired Kompetensslussen X-tern Personalfunktion AB (“Kompetensslussen”), a Sweden-based provider of human capital services. The Company paid approximately $1.0 million for the acquisition, consisting of $745,000 in cash and $274,000 (18,302 shares) of the Company’s treasury stock.

Assuming the above fiscal 2009 acquisitions had been consummated on May 27, 2007, the pro forma impact on the Company’s revenue and net income would be insignificant for the first quarter ended August 30, 2008.
Each of the purchase agreements for the aforementioned transactions requires additional earn-out payments. For Xperianz, the Company is required to pay up to $1.1 million in additional cash in fiscal years 2010, 2011 and 2012, provided certain revenue and gross margin milestones are met. For Limbus, the Company is required to pay additional purchase price payments in fiscal year 2011 and 2012, provided certain revenue and gross margin milestones are met. Future payments will consist of a combination of cash and stock of up to 1.5 million Euros. Stock earned will be restricted and non-transferrable until December 31, 2012. For Kompetensslussen, the Company is required to make earn-out payments based on Kompetensslussen’s achievement of certain financial results for calendar year 2010. The earn-out is two-tiered, and is subject to gross margin goals. The first tier earn-out may be up to 8.0 million Swedish Krona (SEK) and is payable equally in cash and stock of the Company; the second tier earn-out may be up to 3.0 million SEK, payable in cash. If earned, payments are to be made no later than March 31, 2011.
In accordance with SFAS 141 (revised 2007), Business Combinations, as codified in FASB ASC topic 805, Business Combinations (ASC 805), the Company will allocate the purchase price for the Xperianz acquisition to goodwill pending completion of the Company’s valuation study. The Company is considering a number of factors in performing this valuation, including the valuation of identifiable intangible assets. The goodwill recognized in this transaction is deductible for tax purposes.

6. Intangible Assets and Goodwill
The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of August 29, 2009			As of May 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 – 7 years)	$12,641	$(7,221)	$5,420	$12,492	$(6,874)	$5,618
Consultant and customer database (1 – 5 years)	2,391	(1,977)	414	2,378	(1,938)	440
Non-compete agreements (1 – 4 years)	220	(148)	72	211	(92)	119
Trade name and trademark (indefinite life)	82	—	82	82	—	82

Total	$15,334	$(9,346)	$5,988	$15,163	$(8,904)	$6,259

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as codified in FASB ASC topic 350, Intangibles — Goodwill and Other (ASC 350), goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as codified in FASB ASC topic 360, Property, Plant & Equipment (ASC 360). There were no indicators of impairment as of August 29, 2009.
The Company recorded amortization expense of $393,000 and $382,000 for the three months ended August 29, 2009 and August 30, 2008, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 29, 2010, May 28, 2011, May 26, 2012, May 31, 2013 and May 30, 2014 is $1.5 million, $1.3 million, $1.2 million, $1.0 million and $900,000, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of our international operations that have amortizable intangible assets into U.S. dollars.
7. Selling, general and administrative expenses and restructuring
During the first quarter of fiscal 2010, the Company announced the resignation of two senior executives from the Company. In connection with those resignations, the Company incurred $4.8 million in severance costs and $2.2 million of compensation expense related to the acceleration of vesting of certain stock option grants. These charges are included in “selling, general and administrative expenses” in the Consolidated Statements of Operations for the three months ended August 29, 2009.
During the fourth quarter of fiscal 2009, the Company announced a restructuring plan involving a reduction in 77 management and administrative positions as well as the consolidation of seven offices into existing locations within a reasonable proximity. The Company recorded approximately $2.8 million for severance and approximately $814,000 for leasehold related write-offs and lease termination costs, which were recorded in “selling, general and administrative expenses” in the Company’s Consolidated Statements of Income for the year ended May 30, 2009. Remaining accrual amounts are included in “accounts payable and accrued expenses.” During the first quarter of fiscal 2010, the Company made modifications to the expected amounts of sub-lease income related to the lease terminations and personnel related payments. Payments related to severance are expected to be paid by the end of the second quarter of fiscal 2010, while payments related to lease abandonment are expected to be paid through fiscal 2013.
The following table summarizes the various restructuring actions taken (amounts in thousands):

	Reduction in	Lease
	Personnel	Abandonment	Total
Accrual balance as of May 30, 2009	$652	$478	$1,130
Change in estimate	(71)	48	(23)
Cash payments	(478)	(117)	(595)
Exchange rate fluctuations	12	—	12

Accrual balance as of August 29, 2009	$115	$409	$524

8. Segment Reporting
In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as codified in FASB ASC topic 280, Segment Reporting (ASC 280), the Company discloses information regarding operations outside of the U.S. The Company operates in one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended May 30, 2009. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the
	Three Months Ended		Long-Lived Assets as of
	August 29,	August 30,	August 29,	May 30,
	2009	2008	2009 (1)	2009 (1)
United States	$88,007	$146,195	$114,000	$115,458
The Netherlands	11,345	23,173	31,424	31,129
Other	18,911	37,937	5,573	5,690

Total	$118,263	$207,305	$150,997	$152,277

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software, furniture and leasehold improvements.
9. Stock-Based Compensation Plans
Stock Options and Restricted Stock
As of August 29, 2009, the Company had outstanding grants under the following share-based compensation plans:
•
2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 7,500,000 new shares of common stock were made available for awards to employees and non-employee directors, including 2,000,000 additional shares following an amendment to the 2004 Plan approved by our stockholders on October 17, 2008. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of August 29, 2009, 2,510,000 shares were available for future award grants under the 2004 Plan.

•
The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the three months ended August 29, 2009 (number of options and intrinsic value in thousands):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 30, 2009	8,518	$20.63	6.67	$18,866
Granted, at fair market value	16	$17.36
Exercised	(34)	$9.25
Forfeited	(168)	$24.40

Outstanding at August 29, 2009	8,332	$20.59	6.43	$8,100

Exercisable at August 29, 2009	5,568	$20.32	5.42	$6,920

Stock-Based Compensation Expense
The Company’s loss before benefit for income taxes included compensation expense for the three months ended August 29, 2009 and August 30, 2008 of $5.9 million and $5.0 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). Included in the $5.9 million for the three months ended August 29, 2009 is the acceleration of an additional $2.2 million of compensation expense related to the resignation of two senior executives during the first quarter of fiscal 2010. There were no capitalized share-based compensation costs for the three months ended August 29, 2009 and August 30, 2008.

Excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the three months ended August 29, 2009 and August 30, 2008, excess tax benefits totaled $34,000 and $333,000, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2010 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 29, 2009. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 29, 2009 and August 30, 2008 was $260,000 and $3.0 million, respectively. As of August 29, 2009, there was $20.3 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 26 months.
Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the three months ended August 29, 2009 and August 30, 2008 were $3.3 million and $8.3 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 216,000 and 545,000 shares of common stock pursuant to this plan for the three months ended August 29, 2009 and the year ended May 30, 2009, respectively. There were 2,146,000 shares of common stock available for issuance under the ESPP as of August 29, 2009.
10. Recently Adopted Accounting Standards
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162, as codified in FASB ASC topic 105, Generally Accepted Accounting Principles (ASC 105). This statement establishes that the FASB Accounting Standards Codification (“Codification”) will become the authoritative source of U.S. GAAP and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. We adopted this statement effective for our first quarter of fiscal 2010 and there was no impact on the Company’s results of operations, financial condition or liquidity.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in FASB ASC topic 855, Subsequent Events (ASC 855). This statement establishes the accounting for and disclosure required for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). We adopted ASC 855 on May 31, 2009, the first day of our fiscal 2010 year.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified in FASB ASC topic 805, Business Combinations (ASC 805). ASC 805 requires that the acquiring entity recognize assets or liabilities that arise from contingencies if the acquisition date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date, consistent with SFAS No. 5, Accounting for Contingencies, as codified in FASB ASC topic 450, Contingencies (ASC 450), if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. We will conform with ASC 805 for any future acquisition.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified in FASB ASC topic 320, Investments — Debt and Equity Securities (ASC 320). This statement modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and securities with unrealized losses. We adopted ASC 320 as of May 31, 2009, the first day of our fiscal 2010 year. The adoption did not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, as codified in FASB ASC subtopic 350-30, Intangibles — Goodwill and Other: General Intangibles Other than Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, as codified in FASB ASC topic 350, Intangibles Goodwill and Other (ASC 350). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations. We adopted ASC 350-30 on May 31, 2009, the first day of our fiscal 2010 year. The adoption of ASC 350-30 did not have a material impact on the Company’s results of operations, financial condition or liquidity.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, as codified in FASB ASC topic 810, Consolidation (ASC 810). ASC 810 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders’ equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We adopted ASC 810 on May 31, 2009, the first day of our fiscal 2010 year. The Company currently has no noncontrolling interests that would require application of the pronouncement.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, as codified in FASB ASC topic 805, Business Combinations (ASC 805). ASC 805 significantly changes how business combinations are accounted for and is effective for all future business combinations consummated by the Company. Under ASC 805, an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at their fair value on the acquisition date. ASC 805 changes the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, (3) expensing restructuring costs associated with an acquired business and (4) goodwill. ASC 805 also includes a substantial number of new disclosure requirements to enhance the evaluation of the nature and financial effects of the business combination.
11. Recent Accounting Pronouncements
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Part II Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 30, 2009 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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
We were founded in June 1996 as a division of Deloitte & Touche and operated as Resources Connection, LLC, a wholly-owned subsidiary of Deloitte & Touche, from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities.
We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of August 29, 2009, the Company served clients through 52 offices in the United States and 30 offices abroad.
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
Stock-based compensation — Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan. Effective May 28, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment,” as codified in FASB ASC topic 718- Compensation — Stock Compensation (ASC 718), using the modified prospective transition method; accordingly, prior periods have not been restated. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during prior periods.
The accounting required by ASC 718 requires that the Company estimate a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.
The weighted average estimated value per share of employee stock options granted during the three months ended August 29, 2009 was $7.44 using the Black-Scholes model with the following assumptions:

Three months ended
August 29, 2009
Expected volatility	45.0%
Risk-free interest rate	2.51%
Expected dividends	0.0%
Expected life	5.1 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 was an isolated event and not the commencement of a regular dividend. The Company’s historical expected life of stock option grants this quarter is approximately 5.1 years for non-officers. There were no grants to officers during the first quarter. As permitted under Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended August 29, 2009 Compared to Three Months Ended August 30, 2008
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue decreased $89.0 million, or 42.9%, to $118.3 million for the three months ended August 29, 2009 from $207.3 million for the three months ended August 30, 2008. Our revenue was adversely affected by a decline in the number of hours worked by our consultants, and to a lesser extent, a decrease in the average bill rate per hour in comparison to the prior year comparable quarter. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which is causing our clients to approach their business more cautiously and to either defer, downsize or eliminate projects.
The number of hours worked in the first quarter of fiscal 2010 declined about 40.0% from the comparable period in the prior year, while average bill rates decreased by 7.2% compared to the prior year. The number of consultants on assignment as of August 29, 2009 was 1,945 compared to the 3,166 consultants engaged as of August 30, 2008. Although we believe we have improved the awareness of our service offerings with clients and prospective clients through our previously completed engagements (including Sarbanes or related internal accounting control services), and that the significant changes taking place in the capital markets may present new opportunities going forward, there can be no assurance about the timing of such opportunities or whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and international markets.
We operated 82 and 89 offices as of August 29, 2009 and August 30, 2008, respectively. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.
Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	August 29,	August 30,	%	August 29,	August 30,
	2009	2008	Change	2009	2008
North America	$90,327	$149,839	(39.7%)	76.4%	72.3%
Europe	21,468	45,549	(52.9%)	18.1%	22.0%
Asia Pacific	6,468	11,917	(45.7%)	5.5%	5.7%

Total	$118,263	$207,305	(43.0%)	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2009 and fiscal 2008 conversion rates, international revenues would have been higher than reported under GAAP by $2.8 million in the first quarter of fiscal 2010 but lower than reported under GAAP by $4.4 million in the first quarter of fiscal 2009.
We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients demand for the services we provide.

Direct Cost of Services. Direct cost of services decreased $53.4 million, or 42.2%, to $73.1 million for the three months ended August 29, 2009 from $126.5 million for the three months ended August 30, 2008. Direct cost of services declined because of a 40.0% decrease in hours worked compared to the prior year first quarter and a 7.1% decrease in the average pay rate to our consultants. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.8% and 61.0% for the three months ended August 29, 2009 and August 30, 2008, respectively. The increase in the direct cost of services percentage results from deleveraging of certain consultant benefit costs, such as health care. This trend may continue if revenues remain at current levels or decline.
The cost of compensation and related benefits offered to the consultants of our international offices has been greater as a percentage of revenue than our domestic operations. In addition, international offices use independent contractors more extensively. Thus, the direct cost of services percentage of our international offices has slightly exceeded our domestic operation’s targeted direct cost of services percentage of 60%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 43.6% and 27.3% for the quarters ended August 29, 2009 and August 30, 2008, respectively. S, G &A decreased $4.9 million, or 8.7%, to $51.6 million for the three months ended August 29, 2009 from $56.5 million for the three months ended August 30, 2008. Management and administrative headcount decreased from 876 at the end of the first quarter of fiscal 2009 to 757 at the end of the first quarter of fiscal 2010.
During the first quarter of fiscal 2010, two senior executives resigned from the Company. In connection with those resignations, the Company’s S, G & A of $51.6 million includes $4.8 million in severance costs and $2.2 million of compensation expense related to accelerated vesting of certain stock option grants. The decrease in S, G & A quarter-over-quarter was primarily the result of the restructuring actions taken by the Company in the fourth quarter of fiscal 2009, including the termination of 77 management and administrative personnel and the closing of seven offices. S, G & A decreases in the first quarter of fiscal 2010 also included: a reduction in marketing expenses; a reduction in recruiting and related expenses; reductions in salary, benefit and related costs (primarily related to the actions taken in the fourth quarter); a reduction in bonus expense (the Company’s bonus program is tied to revenue levels); and a reduction in stock based compensation expense. The Company also did not increase its allowance for doubtful accounts after an evaluation of the Company’s client base and receivable balances in the first quarter of fiscal 2010 whereas there was a provision of $653,000 in the prior year’s first quarter.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $393,000 in the first quarter of fiscal 2010 compared to $382,000 in the prior year’s first quarter as a result of amortization related to identifiable intangible assets of the Compliance Solutions (UK) Ltd. and Domenica acquisitions made in fiscal 2008 and amounts related to the fiscal 2009 acquisitions of Limbus and Kompetensslussen. Based upon unamortized identified intangible assets recorded at August 29, 2009, the Company anticipates amortization expense related to identified intangible assets to be approximately $1.5 million during the fiscal year ending May 29, 2010.
Depreciation expense decreased slightly from $2.3 million for the three months ended August 30, 2008 to $2.2 million for the three months ended August 29, 2009.
Interest Income. Interest income was $179,000 in the first quarter of fiscal 2010 compared to $516,000 in the first quarter of fiscal 2009. The decrease in interest income in the first quarter of fiscal 2010 is primarily the result of declining interest rates as compared to the prior year’s first quarter.
The Company has invested available cash in certificates of deposit, money market investments and government-agency bonds that have been classified as cash equivalents due to the short maturities of these investments. As of August 29, 2009, the Company also has $23.3 million of investments in commercial paper, government-agency bonds and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.
Income Taxes. The provision for income taxes decreased from $9.6 million for the three months ended August 30, 2008 to a benefit of $1.7 million for the three months ended August 29, 2009. The Company recorded a benefit in the first quarter of fiscal 2010 as a result of the pretax loss incurred during the quarter. The effective tax rate was 43.4% for the first quarter of fiscal 2009 and 19.1% for the first quarter of fiscal 2010.

The statutory tax rates in several of our foreign jurisdictions are significantly lower than our historical U.S. combined federal and state rates. Therefore, the overall tax benefit on worldwide losses in the first quarter of fiscal 2010 is significantly lower than our historical rate. This will continue to make our tax rate volatile.
In addition, under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain incentive stock options (“ISOs”) unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.5 million and $1.3 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2010 and 2009, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.
Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, particularly because of the unpredictability of timing and amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will remain constant in the future.
Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A — Risk Factors. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by our operations. On an annual basis, we have generated positive cash flows from operations since inception.
The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate, a London Inter-Bank Offered rate (“LIBOR”) plus 1.5% or Bank of America’s Grand Cayman Banking Center rate (“IBOR”) plus 1.5%. Interest, if any, is payable monthly. There is an annual facility fee of 0.25% payable on the unutilized portion of the Credit Agreement. The Credit Agreement expires December 1, 2009 and the Company believes it will renew the agreement under similar terms. As of August 29, 2009, the Company had $2.4 million available under the terms of the Credit Agreement as Bank of America has issued $600,000 of outstanding letters of credit in favor of third parties related to operating leases. As of August 29, 2009, the Company was in compliance with all covenants included in the Credit Agreement.
Operating activities used $10.6 million in cash for the three months ended August 29, 2009 compared to cash provided of $10.1 million for the three months ended August 30, 2008. Cash used in operations in the first three months of fiscal 2010 resulted from a net loss of $7.2 million, offset by favorable non-cash items of $5.3 million, less net cash changes in operating assets and liabilities of $8.7 million. In the first three months of fiscal 2009, cash provided by operations resulted from net income of $12.5 million, increased by non-cash items of $7.5 million, less net cash used by changes in operating assets and liabilities of $9.9 million. The primary cause of the unfavorable change in operating cash flows between the two quarters was the Company’s net loss in the first quarter of fiscal 2010. Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of August 29, 2009, the Company had $156.8 million of cash, cash equivalents and short-term investments.
Net cash used in investing activities was $3.2 million for the first three months of fiscal 2010 compared to net cash provided by investing activities of $3.5 million in the first three months of fiscal 2009. Cash received from the redemption of short-term investments (primarily commercial paper and government agency bonds), net of cash used to purchase short-term investments, resulted in a net use of $2.8 million in the first three months of fiscal 2010 compared to a net source from the redemption of short-term investments of $6.0 million in the first three months of fiscal 2009. The Company spent approximately $2.1 million less on property and equipment in the first three months of fiscal 2010 compared to the first three months of fiscal 2009.

Net cash provided by financing activities totaled $3.3 million for the first three months ended August 29, 2009, compared to $8.7 million for the three months ended August 30, 2008. Cash provided by financing activities declined between the two periods because proceeds from the exercise of stock options and purchases of common stock through the ESPP declined from $8.3 million in the first quarter of fiscal 2009 to $3.3 million in the corresponding period of fiscal 2009.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements for the three months ended August 29, 2009 and August 30, 2008.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. At August 29, 2009, we had approximately $156.8 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operation.
Foreign Currency Exchange Rate Risk. For the quarter ended August 29, 2009, approximately 25.6% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 80.6% of our balances of cash, cash equivalents and short-term investments as of August 29, 2009 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Euros, Japanese Yen, Hong Kong Dollars or British Pound Sterling. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains.
Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 29, 2009. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 29, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, which was filed with the Securities and Exchange Commission on July 29, 2009. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.
A continuation of the economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.
Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. In addition, during fiscal 2009 several European and Asia Pacific countries reported significant contraction in their economies. Continued deterioration of the United States and international economies, coupled with tight credit markets, could result in a further reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by- project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.
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
Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. During the recent economic slow-down, our revenue has declined for the last four consecutive quarters. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon a number of factors, including our ability to:
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
We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of FASB ASC topic 718 — Compensation — Stock Compensation (ASC 718) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees has become more limited due to the possible impact on our results of operations. This development could make it more difficult to attract, retain and motivate employees. In addition, many of our options outstanding are priced at more than the current per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.
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
Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.
Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:
•	our ability to attract new clients and retain current clients;
•	the mix of client projects;
•	the announcement or introduction of new services by us or any of our competitors;
•	the failure or bankruptcy of one or more of our significant clients;
•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;
•	changes in the demand for our services by our clients;
•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;
•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;
•	changes in the pricing of our professional services or those of our competitors;
•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;
•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;
•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and
•	the periodic fourth quarter consisting of 14 weeks, which occurred during the fiscal year ended May 31, 2008.
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
Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the year ended May 30, 2009. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.
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
In connection with providing services to clients in certain regulated industries, such as the gaming and energy industries, we are subject to industry-specific regulations, including licensing and reporting requirements. Complying with these requirements is costly and, if we fail to comply, we could be prevented from rendering services to clients in those industries in the future. Additionally, changes in these requirements, or in other laws applicable to us, could increase our costs of compliance in the future.

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
The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note — 11 Stockholders’ Equity of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2009. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of our Company or our management by deterring acquisitions of our stock not approved by our board of directors.
We are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.
We account for the measurement and recognition of compensation expense for all stock-based compensation based on estimated values. Thus, our operating results contain a non-cash charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. The application of ASC 718 — Compensation — Stock Compensation generally requires the use of an option-pricing model to determine the value of share-based payment awards. This determination of value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the value of our employee stock options. Although the value of employee stock options is determined in accordance with ASC 718 and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of ASC 718, our earnings are lower than they would have been had we not been required to adopt ASC 718. There also is variability in our net income due to the timing of the exercise of options that trigger disqualifying dispositions which impact our tax provision. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
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

3.2		Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008).

10.1	+
Severance and General Release Agreement, dated as of July 22, 2009, by and between Thomas D. Christopoul and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2009).

10.2	+
Severance and General Release Agreement, dated as of August 17, 2009, by and between Karen M. Ferguson and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2009).

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

Resources Connection, Inc.
Date: October 8, 2009	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2009	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1
Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2		Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008).

10.1	+
Severance and General Release Agreement, dated as of July 22, 2009, by and between Thomas D. Christopoul and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2009).

10.2	+
Severance and General Release Agreement, dated as of August 17, 2009, by and between Karen M. Ferguson and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2009).

31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.