Form 10-Q
period 2009-11-28
RESOURCES CONNECTION INC
filed 2010-01-07
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2009
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
Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 30, 2009, 46,393,295 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	November 28,	May 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$117,491	$143,247
Short-term investments	18,252	20,494
Trade accounts receivable, net of allowance for doubtful accounts of $5,586 and $5,597 as of November 28, 2009 and May 30, 2009, respectively	72,560	68,157
Prepaid expenses and other current assets	4,269	4,057
Income taxes receivable	3,650	10,687
Deferred income taxes	10,162	10,162

Total current assets	226,384	256,804
Goodwill	176,224	111,084
Intangible assets, net	16,246	6,259
Property and equipment, net	32,244	34,934
Deferred income taxes	28,442	1,364
Other assets	1,833	1,574

Total assets	$481,373	$412,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,865	$15,267
Accrued salaries and related obligations	34,647	48,753
Other current liabilities	5,711	4,431

Total current liabilities	57,223	68,451
Other long-term liabilities, including estimated contingent consideration of $57,800 and $0 as of November 28, 2009 and May 30, 2009	59,952	2,411
Deferred income taxes	1,464	3,240

Total liabilities	118,639	74,102

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 53,880 and 53,474 shares issued; and 46,374 and 45,140 outstanding as of November 28, 2009 and May 30, 2009, respectively	539	535
Additional paid-in capital	295,390	282,769
Accumulated other comprehensive gains (losses)	4,243	(307)
Retained earnings	234,685	248,269
Treasury stock at cost, 7,506 shares and 8,334 shares at November 28, 2009 and May 30, 2009, respectively	(172,123)	(193,349)

Total stockholders’ equity	362,734	337,917

Total liabilities and stockholders’ equity	$481,373	$412,019

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008
Revenue	$121,526	$190,233	$239,789	$397,538
Direct cost of services, primarily payroll and related taxes for professional services employees	75,172	116,122	148,296	242,588

Gross profit	46,354	74,111	91,493	154,950
Selling, general and administrative expenses	44,243	54,380	95,880	110,893
Amortization of intangible assets	438	275	831	657
Depreciation expense	2,171	2,263	4,371	4,603

(Loss) income from operations	(498)	17,193	(9,589)	38,797
Interest income	(167)	(380)	(346)	(896)

(Loss) income before (benefit) provision for income taxes	(331)	17,573	(9,243)	39,693
(Benefit) provision for income taxes	1,581	8,097	(145)	17,725

Net (loss) income	$(1,912)	$9,476	$(9,098)	$21,968

Net (loss) income per common share:
Basic	$(0.04)	$0.21	$(0.20)	$0.49

Diluted	$(0.04)	$0.21	$(0.20)	$0.48

Weighted average common shares outstanding:
Basic	45,540	45,061	45,420	45,015

Diluted	45,540	45,859	45,420	45,945

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Six Months Ended
November 28,
2009
COMMON STOCK—SHARES:
Balance at beginning of period	53,474
Exercise of stock options	190
Issuance of common stock under Employee Stock Purchase Plan	216

Balance at end of period	53,880

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$535
Exercise of stock options	2
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$539

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$282,769
Exercise of stock options	2,100
Stock-based compensation expense related to employee stock options and employee stock purchases	9,424
Tax shortfall from employee stock option plans	(1,386)
Issuance of treasury stock for Sitrick Brincko Group purchase	(496)
Issuance of treasury stock under employment agreements	(19)
Issuance of common stock under Employee Stock Purchase Plan	2,998

Balance at end of period	$295,390

ACCUMULATED OTHER COMPREHENSIVE GAINS (LOSSES):
Balance at beginning of period	$(307)
Currency translation adjustment	4,550

Balance at end of period	$4,243

RETAINED EARNINGS:
Balance at beginning of period	$248,269
Issuance of treasury stock for Sitrick Brincko Group purchase	(4,486)
Net loss	(9,098)

Balance at end of period	$234,685

TREASURY STOCK—SHARES:
Balance at beginning of period	8,334
Issuance of treasury stock for Sitrick Brincko Group purchase	(822)
Issuance of treasury stock under employment agreements	(6)

Balance at end of period	7,506

TREASURY STOCK—COST:
Balance at beginning of period	$(193,349)
Issuance of treasury stock for Sitrick Brincko Group purchase	21,119
Issuance of treasury stock under employment agreements	107

Balance at end of period	$(172,123)

COMPREHENSIVE LOSS:
Net loss	$(9,098)
Currency translation adjustment	4,550

Total comprehensive loss	$(4,548)

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended
	November 28,	November 29,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(9,098)	$21,968
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,202	5,260
Stock-based compensation expense related to employee stock options and employee stock purchases	9,424	9,599
Excess tax benefits from stock-based compensation	(176)	(349)
Provision for uncollectible accounts receivable	—	1,281
Deferred income tax benefit	(5,240)	(2,178)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	3,507	15,099
Prepaid expenses and other current assets	293	1,351
Income taxes receivable	5,731	(5,466)
Other assets	14	185
Accounts payable and accrued expenses	897	99
Accrued salaries and related obligations	(16,054)	(9,436)
Other liabilities	3	(6,270)

Net cash (used in) provided by operating activities	(5,497)	31,143

Cash flows from investing activities:
Redemption of short-term investments	25,744	46,000
Purchase of short-term investments	(23,502)	(35,000)
Acquistion of Sitrick Brincko Group, net of cash acquired	(28,541)	—
Purchases of property and equipment	(1,164)	(3,500)

Net cash (used in) provided by investing activities	(27,463)	7,500

Cash flows from financing activities:
Proceeds from exercise of stock options	2,102	4,020
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,000	4,481
Purchase of common stock	—	(6,288)
Excess tax benefits from stock-based compensation	176	349

Net cash provided by financing activities	5,278	2,562

Effect of exchange rate changes on cash	1,926	(3,362)

Net (decrease) increase in cash and cash equivalents	(25,756)	37,843
Cash and cash equivalents at beginning of period	143,247	80,814

Cash and cash equivalents at end of period	$117,491	$118,657

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and six months ended November 28, 2009 and November 29, 2008
1. Description of the Company and its Business
Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory and strategic communications, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of both fiscal 2010 and 2009 consisted of 13 weeks.
2. Summary of Significant Accounting Policies
Interim Financial Information
The financial information as of and for the three and six months ended November 28, 2009 and November 29, 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
In connection with the preparation of these condensed interim financial statements, the Company has evaluated subsequent events through January 7, 2010, which is the date the financial statements were issued. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2009, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).
Contingent Consideration
The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.
Under the terms of our acquisition agreements for the Sitrick Brincko Group (see Note 5 — Acquisitions), up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company will record the estimated fair value of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that such amount is payable. The estimate of the fair value of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.
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
See Note 9 — Stock-Based Compensation Plans for further information on stock-based compensation.
Client Reimbursements of “Out-of-Pocket” Expenses
In accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) subtopic 605-45, Revenue Recognition: Principal Agent Considerations (ASC 605-45), the Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all expenses as direct cost of services. Reimbursements received from clients were $2.1 million and $4.5 million for the three months ended November 28, 2009 and November 29, 2008, respectively and $4.1 million and $9.9 million for the six months ended November 28, 2009 and November 29, 2008, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure and recording of contingent assets and liabilities, such as contingent consideration, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are reasonable, actual results could differ significantly from the estimates and assumptions used.
3. Stockholders’ Equity
In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The Company did not purchase any shares during the second quarter of fiscal 2010 and purchased approximately 392,000 shares of our common stock at an average price of $16.04 per share for approximately $6.3 million during the second quarter of fiscal 2009. As of November 28, 2009, approximately $35.6 million remains available under the repurchase program.
On November 20, 2009, the Company issued 822,060 of treasury shares in conjunction with the acquisition of Sitrick Brincko Group (see Note 5 — Acquisitions).
4. Net Income Per Share
The Company presents both basic and diluted earnings per share (“EPS”) amounts in accordance with SFAS No. 128, Earnings Per Share, as codified in FASB ASC topic 260, Earnings Per Share (ASC 260). This pronouncement establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. As a result of the Company’s net losses in the first and second quarters of fiscal 2010, all common equivalent shares have been excluded from computing diluted earnings per share as their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are also anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008
Net (loss) income	$(1,912)	$9,476	$(9,098)	$21,968

Basic:
Weighted average shares	45,540	45,061	45,420	45,015

Diluted:
Weighted average shares	45,540	45,061	45,420	45,015
Potentially dilutive shares	—	798	—	930

Total dilutive shares	45,540	45,859	45,420	45,945

Net (loss) income per share:
Basic	$(0.04)	$0.21	$(0.20)	$0.49
Diluted	$(0.04)	$0.21	$(0.20)	$0.48
The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 5,570,000 and 5,362,000 potential common shares for the three months ended November 28, 2009 and November 29, 2008, respectively and approximately 5,767,000 and 5,319,000 potential common shares for the six months ended November 28, 2009 and November 29, 2008, respectively.
5. Acquisitions
Acquisition of Sitrick Brincko Group
On November 20, 2009, the Company acquired certain assets of Sitrick And Company, (“Sitrick Co”) a strategic communications firm, and Brincko Associates, Inc., (“Brincko”) a corporate advisory and restructuring firm through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, LLC (“Sitrick Brincko Group”), a Delaware limited liability company, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual. In addition, on the same date, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick. Sitrick Brincko Group is now a wholly-owned subsidiary of the Company and its acquisition will allow the Company to expand its service offering to include corporate advisory and restructuring services.
The Company paid cash aggregating approximately $28.6 million and issued an aggregate of 822,060 shares of restricted common stock valued at approximately $16.1 million to Sitrick Co, Brincko and Mr. Sitrick (collectively, the “Sellers”) for the acquisition. In addition, the Sellers are entitled to receive contingent consideration provided that Sitrick Brincko Group’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a period of four years from the date of closing exceeds $11.3 million. The Company may, in its sole discretion, pay up to 50% of any earn-out payments in restricted stock of the Company. The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. The estimated fair value of the contractual obligation to pay the contingent consideration recognized as of November 28, 2009 was $57.8 million. The Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 as specified in the purchase agreement and then discounted using a discount rate of 1.9%. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s consolidated statements of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.

In addition, under the terms of the Membership Interest Purchase Agreement and Goodwill Purchase Agreement, up to 20% of the contingent consideration is payable to the employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are met. The Company will record the estimated fair value of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that such amount is payable. The estimate of the fair value of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating results scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.
Sitrick Brincko Group’s contribution to revenues and pre-tax earnings was insignificant to the Company for the period from November 20, 2009 (date of acquisition) through November 28, 2009.
The following table presents unaudited pro forma revenue and net income for the six months ended November 28, 2009 and November 29, 2008 as if the acquisition of Sitrick Brincko Group and the personal goodwill of Michael Sitrick had occurred on June 1, 2008 for each period presented. The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results (in thousands).

	Pro Forma Six	Pro Forma Six
	Months Ended	Months Ended
	November 28,	November 29,
	2009	2008

Revenue	$252,594	$409,735
Net (loss) income	$(7,659)	$23,574
Due to differences in the reporting periods of the Company and the Sitrick Brincko Group, the preceeding unaudited pro forma financial information combines the Company’s financial results for the six months ended November 28, 2009 with the financial results of Sitrick Brincko Group (which incorporated Sitrick Co and Brincko) for the six months ended September 30, 2009 and the Company’s financial results for the six months ended November 29, 2008 with the financial results of Sitrick Brincko Group for the six months ended September 30, 2008. Certain of the assets and liabilities of Sitrick Co and Brincko were retained by Sitrick Co and Brincko and not contributed to Sitrick Brincko Group. These assets and liabilities include 1) certain property and equipment of Sitrick Co and Brincko; 2) debt related to certain property and equipment or due to the CEO of Sitrick Co; and 3) pension liabilities of Brincko. The pro forma financial information presented above has been reported after applying the Company’s accounting policies and adjusting the results of Sitrick Brincko Group (which incorporated the results of Sitrick Co and Brincko) to reflect the elimination of these assets and liabilities and related expenses.
In accordance with GAAP, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The total intangible assets acquired include approximately $63.8 million of goodwill, $23.7 million of long-term deferred tax asset, $5.7 million for customer relationships, $1.3 million for trade names, $3.1 million for non-competition agreements and $250,000 for customer backlog. The backlog will be amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years, except any contingent consideration payable at the end of the four year earn-out will be deductible for tax purposes from the date of payment over 15 years. The allocation of estimated fair values of assets acquired and liabilities assumed is provisional and based on information available as of the acquisition date. The Company believes this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, including the assignment of amortizable lives, but the Company is waiting for additional information necessary to finalize those fair value estimates. Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.
The Company incurred approximately $600,000 of transaction related costs during the quarter ended November 28, 2009; these expenses are included in general and administrative expense in the Company’s consolidated statement of operations.

The following table summarizes the consideration transferred to acquire Sitrick Brincko Group and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred (in thousands, except share amounts):

Cash	$28,564
Common stock - 822,060 shares @ $19.63 (closing price on acquisition date)	16,137
Contingent consideration, net of amount allocable to Sitrick Brincko Group employees	57,820

Total	$102,521

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$23
Accounts receivable	6,498
Prepaid expenses and other current assets	563
Intangible assets	10,350
Property and equipment, net	120
Other assets	124

Total identifiable assets	17,678

Accounts payable and accrued expenses	250
Accrued salaries and related obligations	1,578
Other current liabilities	780

Total liabilities assumed	2,608

Net identifiable assets acquired	15,070
Goodwill, other intangible assets and deferred tax assets	87,451

Net assets acquired	$102,521

Other acquisitions in fiscal 2009
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

Assuming the above fiscal 2009 acquisitions had been consummated on May 27, 2007, the pro forma impact on the Company’s revenue and net income would be insignificant for the second quarter ended November 29, 2008.
Each of the purchase agreements for the aforementioned transactions may require additional contingent consideration payments which are not recorded in the accompanying financial statements. For Xperianz, the Company is required to pay up to $1.1 million in additional cash in fiscal years 2010, 2011 and 2012, provided certain revenue and gross margin milestones are met. For Limbus, the Company is required to pay additional purchase price payments in fiscal year 2011 and 2012, provided certain revenue and gross margin milestones are met. Future payments will consist of a combination of cash and stock of up to 1.5 million Euros. Stock earned will be restricted and non-transferrable until December 31, 2012. For Kompetensslussen, the Company is required to make earn-out payments based on Kompetensslussen’s achievement of certain financial results for calendar year 2010. The earn-out is two-tiered, and is subject to gross margin goals. The first tier earn-out may be up to 8.0 million Swedish Krona (SEK) and is payable equally in cash and stock of the Company; the second tier earn-out may be up to 3.0 million SEK, payable in cash. If earned, payments are to be made no later than March 31, 2011.

6. Intangible Assets and Goodwill
The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of November 28, 2009			As of May 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 – 7 years)	$18,974	$(7,636)	$11,338	$12,492	$(6,874)	$5,618
Consultant and customer database (1 – 5 years)	2,416	(2,021)	395	2,378	(1,938)	440
Non-compete agreements (1 – 5 years)	3,340	(208)	3,132	211	(92)	119
Trade name and trademark (5 years)	1,381	—	1,381	82	—	82

Total	$26,111	$(9,865)	$16,246	$15,163	$(8,904)	$6,259

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as codified in FASB ASC topic 350, Intangibles — Goodwill and Other (ASC 350), goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as codified in FASB ASC topic 360, Property, Plant & Equipment (ASC 360). There were no indicators of impairment as of November 28, 2009.
The Company recorded amortization expense of $438,000 and $275,000 for the three months ended November 28, 2009 and November 29, 2008, respectively, and $831,000 and $657,000 for the six months ended November 28, 2009 and November 29, 2008, respectively. Estimated intangible asset amortization expense (based on existing intangible assets, including $10.3 million ascribed to the acquisition of Sitrick Brincko Group during the second quarter of fiscal 2010) for the years ending May 29, 2010, May 28, 2011, May 26, 2012, May 31, 2013 and May 30, 2014 is $3.5 million, $5.2 million, $3.5 million, $1.8 million and $1.8 million, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of our international operations that have amortizable intangible assets into U.S. dollars.
The following is a summary of the change in the goodwill balance through the second quarter of fiscal 2010 (amounts in thousands):

Goodwill, as of May 30, 2009	$111,084

Acquisition	63,751

Impact of foreign currency exchange rate changes	1,389

Goodwill, as of November 28, 2009	$176,224

7. Selling, general and administrative expenses and restructuring
During the first quarter of fiscal 2010, the Company announced the resignation of two senior executives from the Company. In connection with those resignations, the Company incurred $4.8 million in severance costs and $2.2 million of compensation expense related to the acceleration of vesting of certain stock option grants. These charges are included in “selling, general and administrative expenses” in the Consolidated Statements of Operations for the six months ended November 28, 2009.
During the fourth quarter of fiscal 2009, the Company announced a restructuring plan involving a reduction in 77 management and administrative positions as well as the consolidation of seven offices into existing locations within a reasonable proximity. The Company recorded approximately $2.8 million for severance and approximately $814,000 for leasehold related write-offs and lease termination costs, which were recorded in “selling, general and administrative expenses” in the Company’s Consolidated Statements of Income for the year ended May 30, 2009. Remaining accrual amounts are included in “accounts payable and accrued expenses.” Payments related to severance are expected to be paid by the end of fiscal 2010, while payments related to lease abandonment are expected to be paid through fiscal 2013.
The following table summarizes the restructuring activities for the three months ended November 28, 2009 (amounts in thousands):

	Reduction in	Lease
	Personnel	Abandonment	Total
Accrual balance as of August 29, 2009	$115	$409	$524
Change in estimate	(10)	—	(10)
Cash payments	(66)	(32)	(98)
Exchange rate fluctuations	4	—	4

Accrual balance as of November 28, 2009	$43	$377	$420

8. Segment Reporting
In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as codified in FASB ASC topic 280, Segment Reporting (ASC 280), the Company discloses information regarding operations outside of the U.S. The Company operates in one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended May 30, 2009. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the		Revenue for the
	Three Months Ended		Six Months Ended		Long-Lived Assets as of
	November 28,	November 29,	November 28,	November 29,	November 28,	May 30,
	2009	2008	2009	2008	2009 (1)	2009 (1)
United States	$87,420	$134,361	$175,427	$280,556	$187,215	$115,458
The Netherlands	11,623	21,597	22,968	44,770	32,111	31,129
Other	22,483	34,275	41,394	72,212	5,388	5,690

Total	$121,526	$190,233	$239,789	$397,538	$224,714	$152,277

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software, furniture and leasehold improvements.
9. Stock-Based Compensation Plans
Stock Options and Restricted Stock
As of November 28, 2009, the Company had outstanding grants under the following share-based compensation plans:
•
2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 7,500,000 new shares of common stock were made available for awards to employees and non-employee directors, including 2,000,000 additional shares following an amendment to the 2004 Plan approved by our stockholders on October 17, 2008. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of November 28, 2009, 2,641,000 shares were available for future award grants under the 2004 Plan.

•
The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the six months ended November 28, 2009 (number of options and intrinsic value in thousands):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 30, 2009	8,518	$20.63	6.67	$18,866
Granted, at fair market value	23	$17.23
Exercised	(190)	$11.02
Forfeited	(307)	$23.95

Outstanding at November 28, 2009	8,044	$20.72	6.23	$19,594

Exercisable at November 28, 2009	5,392	$20.57	5.25	$14,136

Stock-Based Compensation Expense
The Company’s (loss) income before (benefit) provision for income taxes included compensation expense for the three months ended November 28, 2009 and November 29, 2008 of $3.5 million and $4.6 million, respectively, and for the six months ended November 28, 2009 and November 29, 2008 of $9.4 million and $9.6 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). Included in the $9.4 million for the six months ended November 28, 2009 is the acceleration of an additional $2.2 million of compensation expense related to the resignation of two senior executives during the first quarter of fiscal 2010. There were no capitalized share-based compensation costs for the three and six months ended November 28, 2009 and November 29, 2008.

Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the six months ended November 28, 2009 and November 29, 2008, gross excess tax benefits totaled $176,000 and $349,000, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 28, 2009. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the six months ended November 28, 2009 and November 29, 2008 was $1.3 million and $3.2 million, respectively. As of November 28, 2009, there was $16.7 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 25 months.
Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the six months ended November 28, 2009 and November 29, 2008 were $5.1 million and $8.5 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 216,000 and 545,000 shares of common stock pursuant to this plan for the six months ended November 28, 2009 and the year ended May 30, 2009, respectively. There were 2,146,000 shares of common stock available for issuance under the ESPP as of November 28, 2009.
10. Supplemental Cash Flow Information
The Statement of Cash Flows for the six months ended November 28, 2009 does not include under the caption “cash flows from investing activities” the non-cash issuance of 822,060 shares of the Company’s common stock held in treasury, representing $16.1 million of the $102.5 million purchase price of the Sitrick Brincko Group. The Statement of Cash Flows for the six months ended November 28, 2009 also does not include under the caption “cash flows from investing activities” the recognition of $57.8 million for the estimated fair value of the contractual obligation to pay contingent consideration or the recognition of $23.7 million of deferred tax assets for the estimate of the temporary difference between book and tax treatment of the contingent consideration related to the purchase of the Sitrick Brincko Group (see Note 5 for further information).
11. Recently Adopted Accounting Standards
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
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified in FASB ASC topic 805, Business Combinations (ASC 805). ASC 805 requires that the acquiring entity recognize assets or liabilities that arise from contingencies if the acquisition date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date, consistent with SFAS No. 5, Accounting for Contingencies , as codified in FASB ASC topic 450, Contingencies (ASC 450), if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The adoption did not have any impact on the Company’s results of operations, financial condition or liquidity.

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
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets , as codified in FASB ASC subtopic 350-30, Intangibles — Goodwill and Other: General Intangibles Other than Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets , as codified in FASB ASC topic 350, Intangibles Goodwill and Other (ASC 350). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations. We adopted ASC 350-30 on May 31, 2009, the first day of our fiscal 2010 year. The adoption of ASC 350-30 did not have a material impact on the Company’s results of operations, financial condition or liquidity.
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
12. Recent Accounting Pronouncements
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

Overview
Resources Global is an international professional services firm that provides experienced finance, accounting, risk management and internal audit, corporate advisory and strategic communications, information management, human capital, supply chain management and legal and regulatory professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:
•
finance and accounting services, such as financial analyses (e.g., product costing and margin analyses), budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, merger and acquisition due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	corporate advisory, strategic communications and restructuring services;

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
We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of November 28, 2009, the Company served clients through 55 offices in the United States including three Sitrick Brincko Group offices acquired November 20, 2009 and 30 offices abroad.
Critical Accounting Policies
The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.
Income taxes — In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect the Company’s future financial results. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Operations, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results.
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
Contingent Consideration —We estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, we will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in our statement of operations. Our estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.
Under the terms of the Membership Interest Purchase Agreement and Goodwill Purchase Agreement of Sitrick Brincko Group and the personal goodwill of Michael Sitrick, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. We will record the estimated fair value of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that such amount is payable. Our estimate of the fair value of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.
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
The accounting required by ASC 718 requires that the Company estimate a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.
The weighted average estimated value per share of employee stock options granted during the three months ended November 28, 2009 was $7.05 using the Black-Scholes model with the following assumptions:

Three months ended
November 28,
2009
Expected volatility	44.1%
Risk-free interest rate	2.2%
Expected dividends	0%
Expected life	5.1 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 was an isolated event and not the commencement of a regular dividend. The Company’s historical expected life of stock option granted by the Company during the second quarter of fiscal 2010 is approximately 5.1 years for non-officers. There were no grants to officers during the second quarter of fiscal 2010. As permitted under Staff Accounting Bulletin No. 107, the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended November 28, 2009 Compared to Three Months Ended November 29, 2008
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue decreased $68.7 million, or 36.1%, to $121.5 million for the three months ended November 28, 2009 from $190.2 million for the three months ended November 29, 2008. Our revenue was adversely affected by a decline in the number of hours worked by our consultants in comparison to the prior year comparable quarter. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which is causing our clients to approach their business more cautiously and to either defer, downsize or eliminate projects. The revenue recognized during the quarter for Sitrick Brincko Group, acquired on November 20, 2009, was not significant.
The number of hours worked in the second quarter of fiscal 2010 declined about 35.7% from the comparable period in the prior year, while average bill rates were relatively flat compared to the prior year. The number of consultants on assignment as of November 28, 2009 was 2,019 compared to 2,854 consultants engaged as of November 29, 2008. Although we believe we have improved the awareness of our service offerings with clients and prospective clients through our previously completed engagements (including Sarbanes or related internal accounting control services), and that the significant changes taking place in the capital markets may present new opportunities going forward, there can be no assurance about the timing of such opportunities or whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and international markets.
We operated 85 and 89 offices as of November 28, 2009 and November 29, 2008, respectively; the number of offices as of November 28, 2009 includes three Sitrick Brincko Group offices, located in Century City, California; Santa Monica, California; and New York City, New York. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.
Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	November 28,	November 29,	%	November 28,	November 29,
	2009	2008	Change	2009	2008
North America	$90,100	$138,282	(34.8)%	74.1%	72.7%
Europe	25,231	42,231	(40.3)%	20.8%	22.2%
Asia Pacific	6,195	9,720	(36.3)%	5.1%	5.1%

Total	$121,526	$190,233	(36.1)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2009 and fiscal 2008 conversion rates, international revenues would have been lower than reported under GAAP by $2.0 million in the second quarter of fiscal 2010 but higher than reported under GAAP by $3.9 million in the second quarter of fiscal 2009.
We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients’ demand for the services we provide.

Direct Cost of Services. Direct cost of services decreased $40.9 million, or 35.2%, to $75.2 million for the three months ended November 28, 2009 from $116.1 million for the three months ended November 29, 2008. Direct cost of services declined because of a 35.7% decrease in hours worked compared to the prior year second quarter and a 2.3% decrease in the average pay rate to our consultants. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.9% and 61.0% for the three months ended November 28, 2009 and November 29, 2008, respectively. The increase in the direct cost of services percentage results from deleveraging of certain consultant benefit costs, such as health care, partially offset by an improvement in the ratio of consultant salary expense to hourly revenue. The trend in deleveraging of consultant benefit costs may continue if revenues remain at current levels or decline.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue were 36.4% and 28.6% for the quarters ended November 28, 2009 and November 29, 2008, respectively. S, G &A decreased $10.2 million, or 18.8%, to $44.2 million for the three months ended November 28, 2009 from $54.4 million for the three months ended November 29, 2008. Management and administrative headcount decreased from 887 at the end of the second quarter of fiscal 2009 to 759 at the end of the second quarter of fiscal 2010.
The decrease in S, G & A quarter-over-quarter was primarily the result of the restructuring actions taken by the Company in the fourth quarter of fiscal 2009, including the termination of 77 management and administrative personnel and the closing of seven offices. S, G & A decreases in the second quarter of fiscal 2010 also included: a reduction in marketing expenses; a reduction in recruiting and related expenses; reductions in salary, benefit and related costs (primarily related to the actions taken in the fourth quarter of fiscal 2009); a reduction in bonus expense (the Company’s bonus program is tied to revenue levels); and a reduction in stock based compensation expense. In addition, the Company incurred approximately $600,000 in legal fees and other acquisition costs related to the acquisition of Sitrick Brincko Group during the second quarter of fiscal 2010. Under new accounting rules required for business acquisitions, the Company is now required to expense such fees as incurred. The Company did not increase its allowance for doubtful accounts after an evaluation of the Company’s client base and receivable balances in the second quarter of fiscal 2010 whereas there was a provision of $628,000 in the prior year’s second quarter.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $438,000 in the second quarter of fiscal 2010 compared to $275,000 in the prior year’s second quarter as a result of amortization related to identifiable intangible assets acquired in fiscal 2009 in connection with the Limbus, Kompetensslussen and Xperianz acquisitions. Based upon unamortized identified intangible assets recorded at November 28, 2009, including identified intangible assets related to the acquisition of Sitrick Brincko Group, the Company anticipates amortization expense related to identified intangible assets to be approximately $3.5 million during the fiscal year ending May 29, 2010.
Depreciation expense decreased slightly from $2.3 million for the three months ended November 29, 2008 to $2.2 million for the three months ended November 28, 2009.
Interest Income. Interest income was $167,000 in the second quarter of fiscal 2010 compared to $380,000 in the second quarter of fiscal 2009. The decrease in interest income in the second quarter of fiscal 2010 is primarily the result of declining interest rates as compared to the prior year’s second quarter.
The Company has invested available cash in certificates of deposit, money market investments and government-agency bonds that have been classified as cash equivalents due to the short maturities of these investments. As of November 28, 2009, the Company also has $18.3 million of investments in commercial paper, government-agency bonds and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.
Income Taxes. The provision for income taxes decreased from $8.1 million for the three months ended November 29, 2008 to $1.6 million for the three months ended November 28, 2009. The effective tax rate was 46.1% for the second quarter of fiscal 2009 and (477.6%) for the second quarter of fiscal 2010.

In addition, under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain incentive stock options (“ISOs”) unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $845,000 and $898,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2010 and 2009, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.
The tax provision in the second quarter of fiscal 2010 primarily results from taxes on income in the U.S. and certain other foreign jurisdictions, a lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions and no benefit for losses in jurisdictions with a valuation allowance on the loss carryforwards. Also, the unpredictability of the timing and amount of eligible disqualifying ISO exercise impacts the Company’s effective tax rate as described above. Given these factors, we expect our tax rate to continue to be volatile in future reporting periods.
Six Months Ended November 28, 2009 Compared to Six Months Ended November 29, 2008
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue decreased $157.7 million, or 39.7%, to $239.8 million for the six months ended November 28, 2009 from $397.5 million for the six months ended November 29, 2008. Our revenue was adversely affected by a decline in the number of hours worked by our consultants, and to a lesser extent, a decrease in the average bill rate per hour in comparison to the prior year comparable period. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which is causing our clients to approach their business more cautiously and to either defer, downsize or eliminate projects. The number of hours worked in the first six months of fiscal 2010 declined about 36.9% from the comparable period in the prior year, while average bill rates decreased by 3.8% compared to the prior year. The revenue recognized during the fiscal 2010 period for the Sitrick Brincko Group, acquired on November 20, 2009, was not significant.
Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Six
	Months Ended			% of Total
	November 28,	November 29,	%	November 28,	November 29,
	2009	2008	Change	2009	2008
North America	$180,427	$288,121	(37.4)%	75.2%	72.5%
Europe	46,699	87,780	(46.8)%	19.5%	22.1%
Asia Pacific	12,663	21,637	(41.5)%	5.3%	5.4%

Total	$239,789	$397,538	(39.7)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the applicable period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2009 and fiscal 2008 conversion rates, international revenues would have been higher than reported under GAAP by $0.8 million for the first six months of fiscal 2010 and lower than reported under GAAP by $0.5 million in the first six months of fiscal 2009.

Direct Cost of Services. Direct cost of services decreased $94.3 million, or 38.9%, to $148.3 million for the six months ended November 28, 2009 from $242.6 million for the six months ended November 29, 2008. Direct cost of services declined because of a 36.9% decrease in hours worked compared to the prior year’s first six months and a 4.7% decrease in the average pay rate to our consultants. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.8% and 61.0% for the six months ended November 28, 2009 and November 29, 2008, respectively. The increase in the direct cost of services percentage results from deleveraging of certain consultant benefit costs, such as health care, partially offset by an improvement in the ratio of consultant salary expense to hourly revenue.
Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 40.0% and 27.9% for the six months ended November 28, 2009 and November 29, 2008, respectively. S, G &A decreased $15.0 million, or 13.5%, to $95.9 million for the six months ended November 28, 2009 from $110.9 million for the six months ended November 29, 2008.
The decrease in S, G & A year-over-year was primarily the result of the restructuring actions taken by the Company in the fourth quarter of fiscal 2009. S, G & A decreases in the six months ended November 28, 2009 included: a reduction in marketing expenses; a reduction in recruiting and related expenses; reductions in salary, benefit and related costs (primarily related to the actions taken in the fourth quarter of fiscal 2009); and a reduction in bonus expense (the Company’s bonus program is tied to revenue levels). These reductions were partially offset by $7.0 million in severance costs and compensation expense during the six months ended November 28, 2009 for accelerated vesting of certain stock options grants related to the resignation of two senior executives from the Company during the first quarter of fiscal 2010. The Company did not increase its allowance for doubtful accounts after an evaluation of the Company’s client base and receivable balances during the six months ended November 28, 1009 whereas there was a doubtful accounts provision of $1.3 million in the prior year’s first six months.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $831,000 in the six months ended November 28, 2009 compared to $657,000 in the prior year’s comparable period as a result of amortization related to identifiable intangible assets acquired in fiscal 2009 in connection with the Limbus, Kompetensslussen and Xperianz acquisitions.
Depreciation expense decreased slightly from $4.6 million for the six months ended November 29, 2008 to $4.4 million for the six months ended November 28, 2009.
Interest Income. Interest income was $346,000 in the first six months of fiscal 2010 compared to $896,000 in the first six months of fiscal 2009. The decrease in interest income in fiscal 2010 is primarily the result of declining interest rates as compared to the prior year’s comparable period.
Income Taxes. The provision for income taxes decreased from $17.7 million for the six months ended November 29, 2008 to a benefit of $145,000 for the six months ended November 28, 2009. The Company recorded a benefit in the first six months of fiscal 2010 as a result of the pretax loss incurred during the six months ended November 28, 2009. The effective tax rate was 44.6% for the six months ended November 29, 2008 and 1.6% for the six months ended November 28, 2009.

The statutory tax rates in several of our foreign jurisdictions, including jurisdictions with a valuation allowance on loss carry forwards, are significantly lower than our historical U.S. combined federal and state rates. Therefore, the overall tax benefit on worldwide losses in the first six months of fiscal 2010 is significantly lower than our historical rate.
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
The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2010. As of November 28, 2009, the Company had $2.4 million available under the terms of the Credit Agreement as Bank of America has issued $600,000 of outstanding letters of credit in favor of third parties related to operating leases. The Company was in compliance with all covenants included in the Credit Agreement.
Operating activities used $5.5 million in cash for the six months ended November 28, 2009 compared to cash provided of $31.1 million for the six months ended November 29, 2008. Cash used in operations in the first six months of fiscal 2010 resulted from a net loss of $9.1 million, offset by favorable non-cash items of $9.2 million, less net cash changes in operating assets and liabilities of $5.6 million. In the first six months of fiscal 2009, cash provided by operations resulted from net income of $22.0 million, increased by non-cash items of $13.6 million, less net cash used by changes in operating assets and liabilities of $4.5 million. The primary cause of the unfavorable change in operating cash flows between the two years was the Company’s net loss in the first six months of fiscal 2010. Non-cash items include expense for stock-based compensation; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP. As of November 28, 2009, the Company had $135.7 million of cash, cash equivalents and short-term investments.
Net cash used in investing activities was $27.5 million for the first six months of fiscal 2010 compared to net cash provided by investing activities of $7.5 million in the first six months of fiscal 2009. The primary reason was the use of approximately $28.5 million in cash to acquire Sitrick Brincko Group. Cash received from the redemption of short-term investments (primarily commercial paper and government agency bonds), net of cash used to purchase short-term investments, resulted in a net source of $2.2 million in the first six months of fiscal 2010 compared to a net source from the redemption of short-term investments of $11.0 million in the first six months of fiscal 2009. The Company spent approximately $2.3 million less on property and equipment in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.

Net cash provided by financing activities totaled $5.3 million for the six months ended November 28, 2009, compared to $2.6 million for the six months ended November 29, 2008. Cash provided by financing activities increased primarily between the two periods because the Company did not purchase any of its common stock on the open market during the first six months of fiscal 2010, while it used $6.3 million to acquire shares of its common stock in the first six months of the previous year.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 11 to the Consolidated Financial Statements for the three and six months ended November 28, 2009 and November 29, 2008.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. At November 28, 2009, we had approximately $135.7 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operation.
Foreign Currency Exchange Rate Risk. For the quarter ended November 28, 2009, approximately 28.1% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 77.3% of our balances of cash, cash equivalents and short-term investments as of November 28, 2009 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Euros, Hong Kong Dollars or British Pound Sterling. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains.
Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 28, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 28, 2009. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 28, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On November 20, 2009 we completed the acquisition of certain assets of Sitrick and Company and Brincko Associates, Inc. through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, LLC. We continue to integrate the historical internal controls over financial reporting of these entities into our own internal controls over financial reporting. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. Except as described above, there was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 28, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, which was filed with the Securities and Exchange Commission on July 29, 2009, except for the addition of a risk factor related to the requirement that we estimate the value of contingent consideration as noted in the acquisition risk factor below. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.
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
Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. During the recent economic slow-down, our revenue declined for four consecutive quarters through the first quarter of fiscal 2010. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon a number of factors, including our ability to:
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
Additionally, in accordance with GAAP, we estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Each reporting period, we will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in our statement of operations. Our estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and our financial condition.
Under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. We will record the estimated fair value of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that such amount is payable. Our estimate of the fair value of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results, probabilities assigned to various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change our estimate of the fair value of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and our financial condition.

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
We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. As a result of our adoption of FASB ASC topic 718 — Compensation — Stock Compensation (ASC 718) in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees has become more limited due to the possible impact on our results of operations. This could make it more difficult to attract, retain and motivate employees. In addition, many of our options outstanding are priced at more than the current per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.
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

•
provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 66 2 / 3 % majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On October 22, 2009, the Company held its annual meeting of stockholders. The following matters were presented to stockholders for approval:
1.	The election of four directors. The vote for each director was as follows:

		Shares
Nominee	Shares For	Withheld

Donald B. Murray	42,338,017	597,294

A. Robert Pisano	42,642,759	292,552

Susan J. Crawford	42,679,794	255,517

Michael H. Wargotz	42,681,202	254,109
The continuing directors, whose terms of office did not expire at the meeting, are Neil Dimick, Jolene Sykes-Sarkis, Robert F. Kistinger, Anne Shih and Anthony Cherbak.
2.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

			Broker
Shares For	Against	Abstain	Non-Votes

42,576,520	353,407	5,383	0
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
No.	Description
2.1
Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2
Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

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

Resources Connection, Inc.
Date: January 7, 2010	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2010	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2
Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

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