Form 10-Q
period 2010-02-27
RESOURCES CONNECTION INC
filed 2010-04-02
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 29, 2010, 46,324,928 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except par value per share)

	February 27,	May 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$124,765	$143,247
Short-term investments	13,250	20,494
Trade accounts receivable, net of allowance for doubtful accounts of $5,227 and $5,597 as of February 27, 2010 and May 30, 2009, respectively	72,750	68,157
Prepaid expenses and other current assets	4,320	4,057
Income taxes receivable	4,742	10,687
Deferred income taxes	10,162	10,162

Total current assets	229,989	256,804
Goodwill	174,312	111,084
Intangible assets, net	14,130	6,259
Property and equipment, net	30,382	34,934
Deferred income taxes	24,045	1,364
Other assets	1,722	1,574

Total assets	$474,580	$412,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,952	$15,267
Accrued salaries and related obligations	37,643	48,753
Other current liabilities	5,687	4,431

Total current liabilities	60,282	68,451
Other long-term liabilities, including estimated contingent consideration of $58,588 and $0 as of February 27, 2010 and May 30, 2009	60,619	2,411
Deferred income taxes	—	3,240

Total liabilities	120,901	74,102

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 54,117 and 53,474 shares issued; and 46,301 and 45,140 outstanding as of February 27, 2010 and May 30, 2009, respectively	541	535
Additional paid-in capital	301,767	282,769
Accumulated other comprehensive losses	(370)	(307)
Retained earnings	229,720	248,269
Treasury stock at cost, 7,816 shares and 8,334 shares at February 27, 2010 and May 30, 2009, respectively	(177,979)	(193,349)

Total stockholders’ equity	353,679	337,917

Total liabilities and stockholders’ equity	$474,580	$412,019

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Revenue	$125,304	$155,989	$365,093	$553,527
Direct cost of services, primarily payroll and related taxes for professional services employees	76,949	97,988	225,245	340,576

Gross profit	48,355	58,001	139,848	212,951
Selling, general and administrative expenses	44,101	50,803	139,981	161,696
Contingent consideration expense	788	—	788	—
Amortization of intangible assets	1,360	271	2,191	928
Depreciation expense	2,152	2,185	6,523	6,788

(Loss) income from operations	(46)	4,742	(9,635)	43,539
Interest income	(178)	(458)	(524)	(1,354)

Income (loss) before provision for income taxes	132	5,200	(9,111)	44,893
Provision for income taxes	5,097	3,120	4,952	20,845

Net (loss) income	$(4,965)	$2,080	$(14,063)	$24,048

Net (loss) income per common share:
Basic	$(0.11)	$0.05	$(0.31)	$0.53

Diluted	$(0.11)	$0.05	$(0.31)	$0.53

Weighted average common shares outstanding:
Basic	46,394	44,976	45,745	45,002

Diluted	46,394	45,390	45,745	45,760

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

Nine Months Ended
February 27,
2010
COMMON STOCK—SHARES:
Balance at beginning of period	53,474
Exercise of stock options	273
Issuance of common stock under Employee Stock Purchase Plan	370

Balance at end of period	54,117

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$535
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	3

Balance at end of period	$541

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$282,769
Exercise of stock options	2,936
Stock-based compensation expense related to employee stock options and employee stock purchases	12,611
Tax shortfall from employee stock option plans	(1,310)
Issuance of treasury stock for Sitrick Brincko Group purchase	(496)
Issuance of treasury stock under employment agreements	(19)
Issuance of common stock under Employee Stock Purchase Plan	5,276

Balance at end of period	$301,767

ACCUMULATED OTHER COMPREHENSIVE LOSSES:
Balance at beginning of period	$(307)
Currency translation adjustment	(63)

Balance at end of period	$(370)

RETAINED EARNINGS:
Balance at beginning of period	$248,269
Issuance of treasury stock for Sitrick Brincko Group purchase	(4,486)
Net loss	(14,063)

Balance at end of period	$229,720

TREASURY STOCK—SHARES:
Balance at beginning of period	8,334
Purchase of shares	310
Issuance of treasury stock for Sitrick Brincko Group purchase	(822)
Issuance of treasury stock under employment agreements	(6)

Balance at end of period	7,816

TREASURY STOCK—COST:
Balance at beginning of period	$(193,349)
Purchase of shares	(5,856)
Issuance of treasury stock for Sitrick Brincko Group purchase	21,119
Issuance of treasury stock under employment agreements	107

Balance at end of period	$(177,979)

COMPREHENSIVE LOSS:
Net loss	$(14,063)
Currency translation adjustment	(63)

Total comprehensive loss	$(14,126)

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended
	February 27,	February 28,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(14,063)	$24,048
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,714	7,716
Stock-based compensation expense related to employee stock options and employee stock purchases	12,611	13,811
Contingent consideration expense	788	—
Excess tax benefits from stock-based compensation	(395)	(392)
Provision for uncollectible accounts receivable	—	1,824
Loss on disposal of fixed assets	117	—
Deferred income tax benefit	(2,513)	(3,310)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	1,922	33,532
Prepaid expenses and other current assets	187	880
Income taxes receivable	4,649	(9,643)
Other assets	81	(29)
Accounts payable and accrued expenses	1,414	(1,123)
Accrued salaries and related obligations	(12,544)	(15,447)
Other liabilities	234	(4,214)

Net cash provided by operating activities	1,202	47,653

Cash flows from investing activities:
Redemption of short-term investments	40,996	61,000
Purchase of short-term investments	(33,752)	(60,000)
Acquisition of Sitrick Brincko Group, net of cash acquired	(28,541)	—
Cash used to complete acquisitions	—	(1,572)
Purchases of property and equipment	(1,972)	(5,418)

Net cash used in investing activities	(23,269)	(5,990)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,939	4,795
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,279	8,028
Purchase of common stock	(5,856)	(10,933)
Excess tax benefits from stock-based compensation	395	392

Net cash provided by financing activities	2,757	2,282

Effect of exchange rate changes on cash	828	(3,782)

Net (decrease) increase in cash and cash equivalents	(18,482)	40,163
Cash and cash equivalents at beginning of period	143,247	80,814

Cash and cash equivalents at end of period	$124,765	$120,977

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and nine months ended February 27, 2010 and February 28, 2009
1. Description of the Company and its Business
Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is an international professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring services, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first, second and third quarters of fiscal 2010 and 2009 consisted of 13 weeks each.
2. Summary of Significant Accounting Policies
Interim Financial Information
The financial information as of and for the three and nine months ended February 27, 2010 and February 28, 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Stock-Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant (options) or date of purchase (ESPP).
The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock options vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2004 Performance Incentive Plan. The Company determines the estimated value of stock options using the Black-Scholes valuation model. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.
See Note 10 — Stock-Based Compensation Plans for further information on stock-based compensation.
Client Reimbursements of “Out-of-Pocket” Expenses
The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.1 million and $3.1 million for the three months ended February 27, 2010 and February 28, 2009, respectively, and $6.2 million and $13.0 million for the nine months ended February 27, 2010 and February 28, 2009, respectively.
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
3. Stockholders’ Equity
In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The Company purchased approximately 310,000 shares of its common stock at an average price of $18.96 per share for approximately $5.9 million during the third quarter of fiscal 2010. The Company did not make any purchases during the first and second quarter of fiscal 2010. As of February 27, 2010, approximately $29.7 million remains available under the repurchase program.
On November 20, 2009, the Company issued 822,060 of treasury shares in conjunction with the acquisition of Sitrick Brincko Group (see Note 5 — Acquisitions).
4. Net Income Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti- dilutive effect. As a result of the Company’s net losses in the third quarter and the first three quarters of fiscal 2010, all common equivalent shares have been excluded from computing diluted earnings per share as their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are also anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Net (loss) income	$(4,965)	$2,080	$(14,063)	$24,048
Basic:
Weighted average shares	46,394	44,976	45,745	45,002
Diluted:
Weighted average shares	46,394	44,976	45,745	45,002
Potentially dilutive shares	—	414	—	758
Total dilutive shares	46,394	45,390	45,745	45,760
Net (loss) income per share:
Basic	$(0.11)	$0.05	$(0.31)	$0.53
Diluted	$(0.11)	$0.05	$(0.31)	$0.53
The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 5.2 million and 6.4 million potential common shares for the three months ended February 27, 2010 and February 28, 2009, respectively and approximately 5.6 million and 5.7 million potential common shares for the nine months ended February 27, 2010 and February 28, 2009, respectively.
5. Acquisitions
Acquisition of Sitrick Brincko Group
On November 20, 2009, the Company acquired certain assets of Sitrick And Company (“Sitrick Co”), a strategic communications firm, and Brincko Associates, Inc. (“Brincko”), a corporate advisory and restructuring firm, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, LLC (“Sitrick Brincko Group”), a Delaware limited liability company, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual. In addition, on the same date, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick. Sitrick Brincko Group is now a wholly-owned subsidiary of the Company and its acquisition will allow the Company to expand its service offering to include corporate advisory, strategic communications and restructuring services.
The Company paid cash aggregating approximately $28.6 million and issued an aggregate of 822,060 shares of restricted common stock valued at approximately $16.1 million to Sitrick Co, Brincko and Mr. Sitrick (collectively, the “Sellers”) for the acquisition. In addition, the Sellers are entitled to receive contingent consideration provided that Sitrick Brincko Group’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a period of four years from the date of closing exceeds $11.3 million. The Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company. The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. The estimated fair value of the contractual obligation to pay the contingent consideration recognized as of February 27, 2010 was $58.6 million. The Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Membership Interest Purchase Agreement) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s consolidated statements of operations. For the three months ended February 27, 2010, the Company recognized $788,000 of expense related to the change in the estimated value of contingent consideration. The estimated change is attributable to accretion and a slight change in the discount rate. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.

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
Sitrick Brincko Group contributed approximately $5.4 million to revenue and approximately $320,000 to pre-tax earnings for the three months ended February 27, 2010.
The following table presents unaudited pro forma revenue and net income for the nine months ended February 27, 2010 and February 28, 2009 as if the acquisition of Sitrick Brincko Group and the personal goodwill of Michael Sitrick had occurred on June 1, 2008 for each period presented. The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results (in thousands).

	Pro Forma Nine	Pro Forma Nine
	Months Ended	Months Ended
	February 27,	February 28,
	2010	2009
Revenue	$377,898	$571,814
Net (loss) income	$(12,624)	$26,604
Due to differences in the reporting periods of the Company and the Sitrick Brincko Group, the preceding unaudited pro forma financial information for the nine months ended February 27, 2010 combines the Company’s financial results for the nine months ended February 27, 2010 with the financial results of Sitrick Brincko Group (which incorporated Sitrick Co and Brincko) for the six months ended September 30, 2009, plus the financial results of Sitrick Brincko Group for the third quarter of fiscal 2010. The preceding unaudited pro forma financial information for the nine months ended February 28, 2009, combines the Company’s financial results for the nine months ended February 28, 2009 with the financial results of Sitrick Brincko Group for the nine months ended December 31, 2008. Certain of the assets and liabilities of Sitrick Co and Brincko were retained by Sitrick Co and Brincko and not contributed to Sitrick Brincko Group. These assets and liabilities include 1) certain property and equipment of Sitrick Co and Brincko; 2) debt related to certain property and equipment or due to the CEO of Sitrick Co; and 3) pension liabilities of Brincko. The pro forma financial information presented above has been reported after applying the Company’s accounting policies and adjusting the results of Sitrick Brincko Group (which incorporated the results of Sitrick Co and Brincko) to reflect the elimination of these assets and liabilities and related expenses.
In accordance with GAAP, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The total intangible assets acquired include approximately $64.1 million of goodwill, $23.7 million of long-term deferred tax asset, $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog will be amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years, except any contingent consideration payable at the end of the four year earn-out will be deductible for tax purposes from the date of payment over 15 years. The allocation of estimated fair values of assets acquired and liabilities assumed is provisional and based on information available as of the acquisition date. The Company believes this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, including the assignment of amortizable lives, but the Company is waiting for additional information necessary to finalize those fair value estimates, including the completion of an opening balance sheet audit and final determination of working capital. Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.
The Company incurred approximately $600,000 of transaction related costs during the quarter ended November 28, 2009; these expenses are included in selling, general and administrative expense in the Company’s consolidated statement of operations for the nine months ended February 27, 2010.

The following table summarizes the consideration transferred to acquire Sitrick Brincko Group and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:
Fair Value of Consideration Transferred (in thousands, except share amounts):

Cash	$28,564
Common stock - 822,060 shares @ $19.63 (closing price on acquisition date)	16,137
Contingent consideration, net of amount allocable to Sitrick Brincko Group employees	57,820

Total	$102,521

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$23
Accounts receivable	6,498
Prepaid expenses and other current assets	563
Intangible assets	10,050
Property and equipment, net	120
Other assets	124

Total identifiable assets	17,378

Accounts payable and accrued expenses	250
Accrued salaries and related obligations	1,578
Other current liabilities	780

Total liabilities assumed	2,608

Net identifiable assets acquired	14,770
Goodwill ($64,051) and deferred tax assets ($23,700)	87,751

Net assets acquired	$102,521

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

Assuming the above fiscal 2009 acquisitions had been consummated on May 27, 2007, the pro forma impact on the Company’s revenue and net income would be insignificant for the third quarter ended February 28, 2009.
Each of the purchase agreements for the aforementioned transactions may require additional contingent consideration payments which are not recorded in these financial statements. For Xperianz, the Company is required to pay up to $1.1 million in additional cash in fiscal years 2010, 2011 and 2012, provided certain revenue and gross margin milestones are met. For Limbus, the Company is required to pay additional purchase price payments in fiscal year 2011 and 2012, provided certain revenue and gross margin milestones are met. Future payments will consist of a combination of cash and stock of up to 1.5 million Euros. Stock earned will be restricted and non-transferrable until December 31, 2012. For Kompetensslussen, the Company is required to make earn-out payments based on Kompetensslussen’s achievement of certain financial results for calendar year 2010. The earn-out is two-tiered, and is subject to gross margin goals. The first tier earn-out may be up to 8.0 million Swedish Krona (SEK) and is payable equally in cash and stock of the Company; the second tier earn-out may be up to 3.0 million SEK, payable in cash. If earned, payments are to be made no later than March 31, 2011.

6. Intangible Assets and Goodwill
The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of February 27, 2010			As of May 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 – 7 years)	$18,266	$(8,532)	$9,734	$12,492	$(6,874)	$5,618
Consultant and customer database (1 – 5 years)	2,359	(2,038)	321	2,378	(1,938)	440
Non-compete agreements (1 – 5 years)	3,226	(367)	2,859	211	(92)	119
Trade name and trademark (5 years)	1,281	(65)	1,216	82	—	82

Total	$25,132	$(11,002)	$14,130	$15,163	$(8,904)	$6,259

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and are tested for impairment annually. There were no indicators of impairment as of February 27, 2010.
The Company recorded amortization expense of $1.4 million and $271,000 for the three months ended February 27, 2010 and February 28, 2009, respectively, and $2.2 million and $928,000 for the nine months ended February 27, 2010 and February 28, 2009, respectively. Estimated intangible asset amortization expense (based on existing intangible assets, including $10.0 million ascribed to the acquisition of Sitrick Brincko Group) for the years ending May 29, 2010, May 28, 2011, May 26, 2012, May 31, 2013 and May 30, 2014 is $3.5 million, $5.1 million, $3.4 million, $1.8 million and $1.7 million, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of our international operations that have amortizable intangible assets into U.S. dollars.
The following is a summary of the change in the goodwill balance through the third quarter of fiscal 2010 (amounts in thousands):

Goodwill, as of May 30, 2009	$111,084
Acquisition	64,051
Impact of foreign currency exchange rate changes	(823)

Goodwill, as of February 27, 2010	$174,312

7. Selling, general and administrative expenses and restructuring
During the first quarter of fiscal 2010, the Company announced the resignation of two senior executives from the Company. In connection with those resignations, the Company incurred $4.8 million in severance costs and $2.2 million of compensation expense related to the acceleration of vesting of certain stock option grants. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the nine months ended February 27, 2010.
During the fourth quarter of fiscal 2009, the Company announced a restructuring plan involving a reduction in 77 management and administrative positions as well as the consolidation of seven offices into existing locations within a reasonable proximity. The Company recorded approximately $2.8 million for severance and approximately $814,000 for leasehold related write-offs and lease termination costs, which were recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income for the year ended May 30, 2009. Remaining accrual amounts are included in accounts payable and accrued expenses. Payments related to lease abandonment are expected to be paid through fiscal 2013, while the final payment date for severance is to be determined.
The following table summarizes the restructuring activities for the three months ended February 27, 2010 (amounts in thousands):

	Reduction in	Lease
	Personnel	Abandonment	Total
Accrual balance as of November 28, 2009	$43	$377	$420
Change in estimate	—	(36)	(36)
Cash payments	—	(59)	(59)
Exchange rate fluctuations	(4)	—	(4)

Accrual balance as of February 27, 2010	$39	$282	$321

8. Provision for Income Taxes
The Company’s provision for income taxes was $5.1 million and $3.1 million for the three months ended February 27, 2010 and February 28, 2009, respectively, representing an effective tax rate of 3,861% and 60.0% for the third quarter of fiscal 2010 and fiscal 2009, respectively.
The disproportionate tax provision for the third quarter of fiscal 2010 is the result of several factors. During the third quarter of fiscal 2010, the Company recorded a $3.9 million tax charge to establish a valuation allowance on certain foreign deferred tax assets. Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily in foreign jurisdictions.
In addition, the Company also recorded a tax provision in the third quarter of fiscal 2010 of $1.2 million resulting from taxes on income in the U.S. and certain other foreign jurisdictions, a lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established.
In addition, the unpredictability of the timing and amount of eligible disqualifying ISO exercises impacts the Company’s effective tax rate. Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain incentive stock options (“ISOs”) unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $953,000 and $984,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2010 and 2009, respectively.
9. Segment Reporting
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

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended		Long-Lived Assets as of
	February 27,	February 28,	February 27,	February 28,	February 27,	May 30,
	2010	2009	2010	2009	2010 (1)	2009 (1)
United States	$94,888	$111,658	$270,315	$392,214	$185,291	$115,458
The Netherlands	9,561	17,646	32,529	62,416	28,726	31,129
Other	20,855	26,685	62,249	98,897	4,806	5,690

Total	$125,304	$155,989	$365,093	$553,527	$218,823	$152,277

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software, furniture and leasehold improvements.
10. Stock-Based Compensation Plans
Stock Options and Restricted Stock
As of February 27, 2010, the Company had outstanding grants under the following share-based compensation plans:
•
2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). A total of 7,500,000 new shares of common stock were made available for awards to employees and non-employee directors, including 2,000,000 additional shares following an amendment to the 2004 Plan approved by our stockholders on October 17, 2008. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of February 27, 2010, 1,721,000 shares were available for future award grants under the 2004 Plan.

•
The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the nine months ended February 27, 2010 (number of options and intrinsic value in thousands):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 30, 2009	8,518	$20.63	6.67	$18,866
Granted, at fair market value	1,071	$18.08
Exercised	(273)	$10.78
Forfeited	(449)	$23.69

Outstanding at February 27, 2010	8,867	$20.47	6.46	$11,163

Exercisable at February 27, 2010	6,033	$21.16	5.31	$9,302

Stock-Based Compensation Expense
The Company’s (loss) income before provision for income taxes included compensation expense for the three months ended February 27, 2010 and February 28, 2009 of $3.2 million and $4.2 million, respectively, and for the nine months ended February 27, 2010 and February 28, 2009 of $12.6 million and $13.8 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). Included in the $12.6 million for the nine months ended February 27, 2010 is the acceleration of an additional $2.2 million of compensation expense related to the resignation of two senior executives during the first quarter of fiscal 2010. There were no capitalized share-based compensation costs for the three and nine months ended February 27, 2010 and February 28, 2009.
Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows. For the nine months ended February 27, 2010 and February 28, 2009, gross excess tax benefits totaled $395,000 and $392,000, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 27, 2010. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the nine months ended February 27, 2010 and February 28, 2009 was $2.0 million and $3.5 million, respectively. As of February 27, 2010, there was $21.5 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 33 months.
Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the nine months ended February 27, 2010 and February 28, 2009 were $8.2 million and $12.8 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 370,000 and 545,000 shares of common stock pursuant to this plan for the nine months ended February 27, 2010 and the year ended May 30, 2009, respectively. There were 1,992,000 shares of common stock available for issuance under the ESPP as of February 27, 2010.

11. Supplemental Cash Flow Information
The Statement of Cash Flows for the nine months ended February 27, 2010 does not include under the caption “cash flows from investing activities” the non-cash issuance of 822,060 shares of the Company’s common stock held in treasury, representing $16.1 million of the $102.5 million purchase price of the Sitrick Brincko Group. The Statement of Cash Flows for the nine months ended February 27, 2010 also does not include under the caption “cash flows from investing activities” the recognition of $57.8 million for the estimated fair value of the contractual obligation to pay contingent consideration or the recognition of $23.7 million of deferred tax assets for the estimate of the temporary difference between book and tax treatment of the contingent consideration related to the purchase of the Sitrick Brincko Group (see Note 5 for further information).
12. Recently Adopted Accounting Standards
Fair Value Measurement of Liabilities
In August 2009, the FASB issued guidance clarifying the required techniques for the fair value measurement of liabilities. The guidance applies to all entities that measure liabilities at fair value and is effective for the first reporting period (including interim periods) after issuance of the guidance. The Company adopted this guidance effective for the second quarter of fiscal 2010 and there was no impact on the Company’s results of operations, financial condition or liquidity.
Accounting Standards Codification
In June 2009, the FASB issued guidance that establishes that the FASB Accounting Standards Codification (“Codification”) will become the authoritative source of U.S. GAAP and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Company adopted this statement effective for our first quarter of fiscal 2010 and there was no impact on the Company’s results of operations, financial condition or liquidity.
Assets Acquired and Liabilities Assumed in a Business Combination
In April 2009, the FASB issued guidance that requires that the acquiring entity recognize assets or liabilities that arise from contingencies if the acquisition date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The Company adopted the provisions of this business combination guidance at the beginning of fiscal year 2010. The adoption did not have any impact on the Company’s results of operations, financial condition or liquidity.
Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued guidance that modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and securities with unrealized losses. The Company adopted the provisions of the other-than-temporary impairment guidance at the beginning of fiscal year 2010. The adoption did not have any impact on the Company’s results of operations, financial condition or liquidity.
Useful Lives of Recognized Intangible Assets
In April 2008, the FASB issued guidance which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. The guidance requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted the provisions of this useful life guidance at the beginning of fiscal year 2010. The adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.
Noncontrolling Interests
In December 2007, the FASB issued guidance that requires (a) that noncontrolling (minority) interest be reported as a component of shareholders’ equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. The Company adopted the provisions of this noncontrolling interest guidance at the beginning of fiscal year 2010. The Company currently has no noncontrolling interests that would require application of the pronouncement.

Business Combinations
In December 2007, the FASB issued guidance that significantly changes the accounting for business combinations. The guidance requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at their fair value on the acquisition date. The guidance changes the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, (3) expensing restructuring costs associated with an acquired business and (4) goodwill. The guidance also includes a substantial number of new disclosure requirements to enhance the evaluation of the nature and financial effects of the business combination. The Company adopted the provisions of this business combination guidance at the beginning of fiscal year 2010 and it is effective for all future business combinations consummated by the Company.
13. Recent Accounting Pronouncements
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
Overview
Resources Global is an international professional services firm that provides experienced finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring services, information management, human capital, supply chain management, actuarial and legal and regulatory professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:
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
We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of February 27, 2010, the Company served clients through 55 offices in the United States including three Sitrick Brincko Group offices acquired November 20, 2009 and 30 offices abroad.
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
Income taxes — In order to prepare our consolidated financial statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent we determine that recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect the Company’s future financial results. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Operations, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results.

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
Under the terms of the Membership Interest Purchase Agreement and Goodwill Purchase Agreement that we entered into in connection with our acquisition of Sitrick Brincko Group and the personal goodwill of Michael Sitrick, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. We will record the estimated fair value of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that such amount is payable. Our estimate of the fair value of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.
Stock-based compensation — Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan. Effective May 28, 2006, the Company adopted the fair value recognition provisions required for stock-based awards using the modified prospective transition method; accordingly, prior periods have not been restated. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during prior periods.
In accordance with the required accounting guidance, the Company estimates a value for employee stock options on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.
The weighted average estimated value per share of employee stock options granted during the three months ended February 27, 2010 was $7.89 using the Black-Scholes model with the following assumptions:

Three months ended
February 27,
2010
Expected volatility	43.1% - 43.8%
Risk-free interest rate	2.5% - 3.2%
Expected dividends	0%
Expected life	5.1 years - 6.9 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our previous history of not paying dividends and our expectation that the special dividend paid in August 2007 was an isolated event and not the commencement of a regular dividend. The Company’s historical expected life of stock options granted by the Company during the third quarter of fiscal 2010 is approximately 5.1 years for non-officers and approximately 6.9 years for officers. As permitted under Staff Accounting Bulletin No. 107, the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Three Months Ended February 27, 2010 Compared to Three Months Ended February 28, 2009
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue decreased $30.7 million, or 19.7%, to $125.3 million for the three months ended February 27, 2010 from $156.0 million for the three months ended February 28, 2009. Included in revenue for the three months ended February 27, 2010 was $5.4 million from the operations of Sitrick Brincko Group, acquired November 20, 2009. Our revenue was adversely affected by a decline in the number of hours worked by our consultants in comparison to the prior year comparable quarter. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which is causing our clients to continue to approach their business more cautiously and to either defer, downsize or eliminate projects.
The number of hours worked in the third quarter of fiscal 2010 declined about 21.5% from the comparable period in the prior year; however, average bill rates improved 2.5% compared to the prior year comparable quarter. The number of consultants on assignment as of February 27, 2010 was 2,057 compared to 2,363 consultants engaged as of February 28, 2009. Although we believe we have improved the awareness of our service offerings with clients and prospective clients through our completed and on-going engagements, and that the significant changes taking place in the capital markets may present new opportunities going forward, there can be no assurance about the timing of such opportunities or whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and international markets.
We operated 85 and 89 offices as of February 27, 2010 and February 28, 2009, respectively. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.
Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	February 27,	February 28,	%	February 27,	February 28,
	2010	2009	Change	2010	2009
North America	$97,479	$114,726	(15.0)%	77.8%	73.5%
Europe	21,952	33,305	(34.1)%	17.5%	21.4%
Asia Pacific	5,873	7,958	(26.2)%	4.7%	5.1%

Total	$125,304	$155,989	(19.7)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2009 and fiscal 2008 conversion rates, international revenues would have been lower than reported under GAAP by $1.5 million in the third quarter of fiscal 2010 but higher than reported under GAAP by $6.1 million in the third quarter of fiscal 2009.
We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients’ demand for the services we provide.

Direct Cost of Services. Direct cost of services decreased $21.1 million, or 21.5%, to $76.9 million for the three months ended February 27, 2010 from $98.0 million for the three months ended February 28, 2009. Direct cost of services declined primarily because of a 21.5% decrease in hours worked compared to the prior year third quarter. The average pay rate per hour to our consultants decreased slightly. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.4% and 62.8% for the three months ended February 27, 2010 and February 28, 2009, respectively. The improvement in the direct cost of services percentage resulted from the blended impact of work performed for Sitrick Brincko Group clients and a decrease in zero margin client reimbursements.
The cost of compensation and related benefits offered to the consultants of our international offices has been greater as a percentage of revenue than our domestic operations. In addition, international offices use independent contractors more extensively. Thus, the direct cost of services percentage of our international offices has slightly exceeded our domestic operations’ targeted direct cost of services percentage of 60%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue were 35.2% and 32.6% for the quarters ended February 27, 2010 and February 28, 2009, respectively. S, G &A decreased $6.7 million, or 13.2%, to $44.1 million for the three months ended February 27, 2010 from $50.8 million for the three months ended February 28, 2009. Management and administrative headcount decreased from 848 at the end of the third quarter of fiscal 2009 to 732 at the end of the third quarter of fiscal 2010.
The decrease in S, G & A quarter-over-quarter was primarily the result of the restructuring actions taken by the Company in the fourth quarter of fiscal 2009, including the termination of 77 management and administrative personnel and the closing of seven offices. S, G & A decreases in the third quarter of fiscal 2010 also included: a reduction in marketing expenses; reductions in salary, benefit and related costs (primarily related to the actions taken in the fourth quarter of fiscal 2009); a reduction in bonus expense (the Company’s bonus program is tied to revenue levels); and a reduction in stock based compensation expense. These reductions were mitigated by the addition of S, G &A related to operations of the Sitrick Brincko Group, acquired on November 20, 2009 and included in quarterly results only since the acquisition. The Company did not increase its allowance for doubtful accounts after an evaluation of the Company’s client base and receivable balances in the third quarter of fiscal 2010 whereas there was a provision of $543,000 in the prior year’s third quarter.
Contingent Consideration Expense. Contingent consideration expense of $788,000 for the three months ended February 27, 2010 represents the estimated change attributable to the time value of money and a minor change in the discount rate since the initial recognition of the estimated contingent consideration of $57.8 million recorded as of the end November 28, 2009. Under the terms of the Membership Interest Purchase Agreement and Goodwill Purchase Agreement of Sitrick Brincko Group and the personal goodwill of Michael Sitrick, the Sellers are entitled to receive contingent consideration provided that Sitrick Brincko Group’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a period of four years from the date of closing exceeds $11.3 million. The Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 as specified in the purchase agreement and then discounted using an original discount rate of 1.9%. Each reporting period, the Company will estimate changes in the fair value of contingent consideration (including a component related to the time value of money) and any change in fair value will be recognized in the Company’s consolidated statements of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $1.4 million in the third quarter of fiscal 2010 compared to $271,000 in the prior year’s third quarter. The increase is the result of commencing amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group. Based upon identified intangible assets recorded at February 27, 2010, the Company anticipates amortization expense related to identified intangible assets to be approximately $3.5 million for the fiscal year ending May 29, 2010.
Depreciation expense was approximately the same at $2.2 million for the three months ended February 28, 2009 and for the three months ended February 27, 2010.
Interest Income. Interest income was $178,000 in the third quarter of fiscal 2010 compared to $458,000 in the third quarter of fiscal 2009. The decrease in interest income in the third quarter of fiscal 2010 is primarily the result of declining interest rates as compared to the prior year’s third quarter as well as a lower average balance for investment available in fiscal 2010.
The Company has invested available cash in certificates of deposit, money market investments and government-agency bonds that have been classified as cash equivalents due to the short maturities of these investments. As of February 27, 2010, the Company also has $13.3 million of investments in commercial paper, government-agency bonds and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $3.1 million for the three months ended February 28, 2009 to $5.1 million for the three months ended February 27, 2010. The effective tax rate was 60.0% for the third quarter of fiscal 2009 and 3,861% for the third quarter of fiscal 2010.
During the third quarter of fiscal 2010, the Company recorded a $3.9 million tax charge to establish a valuation allowance on certain foreign deferred tax assets. Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily in foreign jurisdictions.
The Company also recorded a tax provision in the third quarter of fiscal 2010 of $1.2 million resulting from taxes on income in the U.S. and certain other foreign jurisdictions, a lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established.
In addition, the unpredictability of the timing and amount of eligible disqualifying ISO exercises impacts the Company’s effective tax rate as described below. Given these factors, we expect our tax rate to continue to be volatile in future reporting periods.
Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain incentive stock options (“ISOs”) unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from historical rates for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $953,000 and $984,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2010 and 2009, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company grants nonqualified stock options to employees in the United States.
Nine Months Ended February 27, 2010 Compared to Nine Months Ended February 28, 2009
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue decreased $188.4 million, or 34.0%, to $365.1 million for the nine months ended February 27, 2010 from $553.5 million for the nine months ended February 28, 2009. Our revenue was adversely affected by a decline in the number of hours worked by our consultants, and to a lesser extent, a decrease in the average bill rate per hour in comparison to the prior year comparable period. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which is causing our clients to approach their business more cautiously and to either defer, downsize or eliminate projects. The number of hours worked in the first nine months of fiscal 2010 declined about 32.5% from the comparable period in the prior year, while average bill rates decreased by 1.8% compared to the prior year. The results of operations of Sitrick Brincko Group, acquired November 20, 2009, did not significantly impact revenue for the nine months ended February 27, 2010.
Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Nine
	Months Ended			% of Total
	February 27,	February 28,	%	February 27,	February 28,
	2010	2009	Change	2010	2009
North America	$277,906	$402,846	(31.0)%	76.1%	72.8%
Europe	68,651	121,085	(43.3)%	18.8%	21.9%
Asia Pacific	18,536	29,596	(37.4)%	5.1%	5.3%

Total	$365,093	$553,527	(34.0)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the applicable period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2009 and fiscal 2008 conversion rates, international revenues would have been lower than reported under GAAP by $0.8 million for the first nine months of fiscal 2010 and higher than reported under GAAP by $5.6 million in the first nine months of fiscal 2009.

Direct Cost of Services. Direct cost of services decreased $115.4 million, or 33.9%, to $225.2 million for the nine months ended February 27, 2010 from $340.6 million for the nine months ended February 28, 2009. Direct cost of services declined primarily because of a 32.5% decrease in hours worked compared to the prior year’s first nine months and to a lesser extent a 3.7% decrease in the average pay rate to our consultants. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 61.7% and 61.5% for the nine months ended February 27, 2010 and February 28, 2009, respectively. The increase in the direct cost of services percentage results from deleveraging of certain consultant benefit costs, such as health care, partially offset by an improvement in the ratio of consultant salary expense to hourly revenue. The results of operations of Sitrick Brincko Group, acquired November 20, 2009, did not significantly impact the direct cost of services for the nine months ended February 27, 2010.
Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 38.3% and 29.2% for the nine months ended February 27, 2010 and February 28, 2009, respectively. S, G &A decreased $21.7 million, or 13.4%, to $140.0 million for the nine months ended February 27, 2010 from $161.7 million for the nine months ended February 28, 2009. The results of operations of Sitrick Brincko Group, acquired November 20, 2009, did not significantly impact S, G & A for the nine months ended February 27, 2010.
The decrease in S, G & A year-over-year was primarily the result of the restructuring actions taken by the Company in the fourth quarter of fiscal 2009. S, G & A decreases in the nine months ended February 27, 2010 included: a reduction in marketing expenses; a reduction in recruiting and related expenses; reductions in salary, benefit and related costs (primarily related to the actions taken in the fourth quarter of fiscal 2009); and a reduction in bonus expense (the Company’s bonus program is tied to revenue levels). These reductions were partially offset by $7.0 million in severance costs and compensation expense during the nine months ended February 27, 2010 for accelerated vesting of certain stock options grants related to the resignation of two senior executives from the Company during the first quarter of fiscal 2010 as well as S, G & A related to the operations of the Sitrick Brincko Group. The Company did not increase its allowance for doubtful accounts after an evaluation of the Company’s client base and receivable balances during the first nine months of fiscal 2010 whereas there was a doubtful accounts provision of $1.8 million in the prior year’s first nine months.
Contingent Consideration Expense. Contingent consideration expense of $788,000 for the nine months ended February 27, 2010 represents the estimated change attributable to the time value of money and a minor change in the discount rate since the initial recognition of the estimated contingent consideration of $57.8 million recorded as of the end November 28, 2009.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $2.2 million in the nine months ended February 27, 2010 compared to $928,000 in the prior year’s comparable period as a result of amortization related to identifiable intangible assets of Sitrick Brincko Group acquired in the second quarter of fiscal 2010.
Depreciation expense decreased slightly from $6.8 million for the nine months ended February 28, 2009 to $6.5 million for the nine months ended February 27, 2010.
Interest Income. Interest income was $524,000 in the first nine months of fiscal 2010 compared to $1.4 million in the first nine months of fiscal 2009. The decrease in interest income in fiscal 2010 is primarily the result of declining interest rates as compared to the prior year’s comparable period and to a lesser extent, a lower average balance available for investment in fiscal 2010.
Income Taxes. The provision for income taxes decreased from $20.8 million for the nine months ended February 28, 2009 to $5.0 million for the nine months ended February 27, 2010. The effective tax rate was 46.3% for the nine months ended February 28, 2009 and (54.4%) for the nine months ended February 27, 2010.
During the third quarter of fiscal 2010, the Company recorded a $3.9 million tax charge to establish a valuation allowance on certain foreign deferred tax assets. The Company also recorded a tax provision for the nine months ended February 27, 2010 of $1.1 million resulting from taxes on income in the U.S. and certain other foreign jurisdictions, a lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established.
The statutory tax rates in several of our foreign jurisdictions, including jurisdictions with a valuation allowance on loss carry forwards, are significantly lower than our historical U.S. combined federal and state rates. Therefore, the overall tax benefit on worldwide losses in the first nine months of fiscal 2010 is significantly lower than our historical rate.

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
The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2010. As of February 27, 2010, the Company had $1.4 million available under the terms of the Credit Agreement as Bank of America has issued $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of February 27, 2010, the Company was in compliance with all covenants included in the Credit Agreement.
Operating activities provided $1.2 million in cash for the nine months ended February 27, 2010 compared to cash provided of $47.7 million for the nine months ended February 28, 2009. Cash provided by operations in the first nine months of fiscal 2010 resulted from a net loss of $14.1 million and net unfavorable cash changes in operating assets and liabilities of $4.1 million, offset by favorable non-cash items of $19.3 million. In the first nine months of fiscal 2009, cash provided by operations resulted from net income of $24.0 million, increased by non-cash items of $19.7 million and net cash provided by changes in operating assets and liabilities of $4.0 million. The primary cause of the unfavorable change in operating cash flows between the two years was the Company’s net loss in the first nine months of fiscal 2010 as well as the slowing of the decline in the Company’s accounts receivable balance between fiscal 2009 and 2010. Non-cash items include expense for stock-based compensation and contingent consideration expense; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and the changes in the fair value of contingent consideration resulting from the time value of money and changes in discount rates. As of February 27, 2010, the Company had $138.0 million of cash, cash equivalents and short-term investments.
Net cash used in investing activities was $23.3 million for the first nine months of fiscal 2010 compared to net cash used in investing activities of $6.0 million in the first nine months of fiscal 2009. The primary reason for the increased usage in fiscal 2010 was the cash used to acquire Sitrick Brincko Group of approximately $28.5 million. Cash received from the redemption of short-term investments (primarily commercial paper and government agency bonds), net of cash used to purchase short-term investments, resulted in a net use of $7.2 million in the first nine months of fiscal 2010 compared to a net source from the redemption of short-term investments of $1.0 million in the first nine months of fiscal 2009. The Company spent approximately $3.4 million less on property and equipment in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.
Net cash provided by financing activities totaled $2.8 million for the nine months ended February 27, 2010, compared to $2.3 million for the nine months ended February 28, 2009. While the Company received $4.6 million less in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 from the exercise of employee stock options and issuance of shares via the Company’s Employee Stock Purchase Plan, the Company used less cash in the first nine months of fiscal 2010 to purchase shares of its common stock on the open market ($5.9 million for the first nine months of fiscal 2010 compared to $10.9 million for the first nine months of fiscal 2009).
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

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 11 to the Consolidated Financial Statements for the three and nine months ended February 27, 2010 and February 28, 2009.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. At February 27, 2010, we had approximately $138.0 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
Foreign Currency Exchange Rate Risk. For the quarter ended February 27, 2010, approximately 24.3% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 80.1% of our balances of cash, cash equivalents and short-term investments as of February 27, 2010 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Euros, or British Pound Sterling. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains.
Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 27, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 27, 2010. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 27, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. We will record the estimated fair value of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that such amount is payable. Our estimate of the fair value of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results, probabilities assigned to various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change our estimate of the fair value of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.
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
We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The requirement to expense stock-based compensation beginning in fiscal 2007 may limit our use of stock options and other stock-based awards to attract and retain employees because of the possible impact on our results of operations. This could make it more difficult to attract, retain and motivate employees. In addition, many of our options outstanding are priced at more than the current per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.
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
We account for the measurement and recognition of compensation expense for all stock-based compensation based on estimated values. Thus, our operating results contain a non-cash charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. In general, accounting guidance requires the use of an option-pricing model to determine the value of share-based payment awards. This determination of value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the value of our employee stock options. Although the value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
As a result of the adoption of the proscribed accounting for stock-based compensation, our earnings are lower than they would have been. There also is variability in our net income due to the timing of the exercise of options that trigger disqualifying dispositions which impact our tax provision. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the third quarter of fiscal 2010 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
November 29, 2009 — December 26, 2009	—	$—	—	$35,593,102
December 27, 2009 — January 23, 2010	146,300	$19.95	146,300	$32,673,985
January 24, 2010 — February 27, 2010	162,600	$18.06	162,600	$29,737,488

Total November 29, 2009 — February 27, 2010	308,900	$18.96	308,900	$29,737,488

Item 6. Exhibits

Exhibit
No.	Description
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

Resources Connection, Inc.
Date: April 2, 2010	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2010	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

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