Form 10-K
period 2010-05-29
RESOURCES CONNECTION INC
filed 2010-07-27
CIK 1084765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2010
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
None (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 27, 2009, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $860,006,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 19, 2010, there were approximately 46,471,447 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

i

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 29, 2010 and May 30, 2009 consisted of 52 weeks. The fiscal year ended May 31, 2008 consisted of 53 weeks.

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology.

Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, including those made in Item 1A of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not intend, and undertake no obligation to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

ii

PART I

ITEM 1.	BUSINESS.

Overview

Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company serves its clients utilizing experienced professionals specializing in finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as financial analyses (e.g., product costing and margin analyses), budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, merger and acquisition due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	corporate advisory, strategic communications and restructuring services;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management services, such as strategic sourcing efforts, contract negotiations and purchasing strategy;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation; and

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

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

Our business model combines the client service orientation and commitment to quality from our legacy as part of a Big Four accounting firm with the entrepreneurial culture of an innovative, dynamic company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: a shift in global demand for outsourced professional services by corporate clients and a supply of professionals interested in working in a non-traditional professional services firm. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with challenging professional needs.

As of May 29, 2010, we employed 2,067 professional service consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas and tend to be in the latter third of their careers, many with advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of more than 1,800 clients during fiscal 2010, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, our clients have included 83 companies that have been in the Fortune 100 at one time or another. As of May 29, 2010, we served our clients through 53 offices in the United States and 29 offices abroad.

During our first three years of operations, our offices were located only in the United States. As the Company has evolved, we have increased our presence in other regions around the world. During fiscal 2010, we acquired certain assets of Sitrick and Company, a strategic communications firm, and Brincko Associates, Inc., a corporate advisory and restructuring firm with operations primarily in the United States, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, LLC (“Sitrick Brincko Group”). By combining the specialized skill sets of Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic footprint and client base, the Company believes it will significantly increase its ability to assist clients during challenging periods, particularly in the areas of corporate advisory, strategic communications and restructuring services.

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

While much of our growth in countries outside of the United States has resulted from the establishment of new Resources Global offices, we also completed a number of acquisitions prior to fiscal 2009 to build our presence and to serve our international clients around the world (including acquisitions in Australia, India, the Netherlands, Sweden and the United Kingdom).

We are a multinational company with offices in twenty countries. Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Year
	Ended			% of Total
	May 29,	May 30,	%	May 29,	May 30,
	2010	2009	Change	2010	2009

North America	$384,535	$501,139	(23.3)%	77.1%	73.1%
Europe	89,225	148,196	(39.8)%	17.9%	21.6%
Asia Pacific	25,238	36,241	(30.4)%	5.0%	5.3%

Total	$498,998	$685,576	(27.2)%	100.0%	100.0%

See Note 16 — Segment Information and Enterprise Reporting — to the Consolidated Financial Statements for additional information concerning the Company’s domestic and international operations and Part I Item 1A. “Risk Factors — The increase in our international activities will expose us to additional operational challenges that we might not otherwise face” for information regarding the risks attendant to our international operations.

We believe our distinctive culture is a valuable asset and is, in large part, due to our management team, which has extensive experience in the professional services industry. Most of our senior management and office managing directors have Big Four experience and an equity interest in the Company. This team has created a culture of professionalism that we believe fosters in our consultants a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service to our clients.

Industry Background

Changing Market for Project- or Initiative-Based Professional Services

Resources Global’s services cover a range of professional areas, with over 50% of revenues derived from accounting and finance-related services. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. We believe that over the last decade that the market for professional services has evolved in response to financial scandals and legislation passed following such scandals and that companies may be more willing to choose alternatives to traditional professional service providers. However, given the recent economic downturn experienced worldwide, companies are choosing to be cautious and to either defer, downsize or eliminate internal projects and initiatives. As economies begin to recover, we believe Resources Global is positioned as a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

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

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced professionals in support of projects and initiatives in finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory areas. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high- growth company. We seek consultants and management with talent, integrity, enthusiasm and loyalty (“TIEL”, an acronym used frequently within the company) to strengthen our team and support our ability to provide clients with high-quality services. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting clients.

•	Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2010, 96% of our 50 largest clients used more than one service line and 78% of those top 50 clients used three or more service lines; and 2) 47 of our largest 50 clients in fiscal 2007 remained clients in fiscal 2010 while 72% of our top 50 clients in 2004 were still clients in 2010.

•	Build the Resources Global brand. Our objective is to build Resources Global’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,067 consultants on assignment as of May 29, 2010 and 716 management and administrative employees. In addition, we have ongoing national and local marketing efforts that reinforce the Resources Global brand.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe that we have significant opportunity for continued strong organic growth in our core business once the global economy begins to strengthen and, in addition, that we can grow through strategic acquisitions, such as the Sitrick Brincko Group acquisition this fiscal year. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional initiative work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy recovers. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. However, the global economic slow-down impacted the number of clients that we served, which declined from over 2,400 in fiscal 2008 to just over 1,800 in fiscal 2010. However, we believe we can continue to attract new clients by building our brand name and reputation and through our national and local marketing efforts. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multinational companies.

•	Expanding geographically. We have been expanding geographically to meet the demand for project professional services across the world. We believe, based upon our clients’ requests, that once global economic conditions improve, there are significant opportunities to resume growth in our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may add to our existing domestic office network on an opportunistic basis when our existing clients have a need or if there is a new client opportunity.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since fiscal 1999, we have diversified our professional service offerings by entering into the areas of human capital, information management, internal audit and risk management, supply chain management and legal services and in fiscal 2010, we expanded our capabilities in the areas of corporate advisory, strategic communications and restructuring services with the acquisition of Sitrick Brincko Group. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 29, 2010, we employed or contracted with 2,067 consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

Almost all of our consultants in the United States are employees of Resources Global. We typically pay each consultant an hourly rate for each client service hour worked and for certain administrative time and overtime premiums, as required by law, and offer benefits, including: paid time off and holidays; a discretionary bonus program; group medical, dental and vision programs, each with an approximate 30-50% contribution by the consultant; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, a consultant must work a threshold number of hours to be eligible for all of these benefits. In addition, we offer our consultants the ability to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs.

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

Clients

We provide our services to a diverse client base in a broad range of industries. In fiscal 2010, we served more than 1,800 clients. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2010, our largest client accounted for less than 4% of our revenue and our 10 largest clients accounted for approximately 18% of our revenues.

The clients listed below represent the geographic and industry diversity of our client base in fiscal 2010.

AIG	Kinetic Concepts, Inc.
Beckman Coulter, Inc.	Makita
BP	McKesson Corporation
Chevron Texaco	SONY
ConocoPhillips	Sotheby’s
Delta Air Lines	Starbucks
Expedia, Inc.	Taco Bell Corp.
First American Financial Corporation	Tyco
Kaiser Permanente

Services and Products

Resources Global was founded with a business model and operating philosophy rooted in the support of client-led projects and initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple areas of expertise: Finance & Accounting, Information Management, Human Capital, Corporate Advisory, Strategic Communications & Restructuring Services, Legal & Regulatory, Internal Audit & Risk Management and Supply Chain Management.

Finance & Accounting

Our Finance & Accounting services encompass accounting operations, financial reporting, internal controls, financial analyses and business transactions. Clients utilize our services to bring accomplished talent to bear on change initiatives as well as day-to-day operational issues; we provide specialized skills and then transfer knowledge to clients in order to help them leverage their own personnel. Resources Global helps organizations manage peak workload periods, add specific skill sets to certain projects, or have access to full project teams for a specific initiative.

Project examples include:

•	shared service center migrations;

•	finance transformation;

•	restatements of previously issued financial statements;

•	implementation of new accounting standards;

•	post-merger and acquisition integration;

•	external financial reporting and internal management reporting;

•	financial analyses, such as product costing and margin analyses;

•	remediation of internal control weaknesses;

•	business process improvement; and

•	interim accounting management roles, such as chief financial officer, controller and director of accounting.

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

Sample Engagement — Financial Transformation:  A global life and material sciences company needed to carve out the financial processes of its research division and integrate those processes within other company business units. Several project teams formed to develop a plan to implement the transition: finance and accounting, legal, human resources (“HR”) and communications. Resources Global consultants led the finance and accounting team.

The team researched and documented the existing accounting organization structure and the relationship between accounting, the research division, business leaders and an existing shared services organization. From there, the team prepared a proposal and presentation to management on how to effectively transfer certain responsibilities to the business leaders with certain processes remaining in the shared services organization.

Sample Engagement — Reduce Close Cycle to Meet Public Reporting Requirement:  Our consultants reengineered the close process for a billion-dollar global private engineering company that intended to go public in the near future. In the initial phase of the project, Resources Global consultants analyzed the close cycle and made proposals to trim the close cycle in half, without losing valuable management information. Close cycle improvements included focus on the consolidation process; materiality thresholds; standardization of joint-venture accounting; revenue recognition issues; matrix reporting implementation; and finance department website development.

To help ensure the sustainability and repeatability of the changes identified, our team infused the client’s personnel with the necessary expertise and resources to make the process improvements a part of the client’s on-going culture. We also served as project managers, functional experts and change management professionals. To ensure that the improvements gained traction and remained imbedded in the organization, we trained client employees and promoted a standardized process throughout the organization.

Sample Engagement — Transition to International Financial Reporting Standards (“IFRS”):  A Canadian public company with a complex organizational structure, including international operations, engaged Resources Global to assist with its transition from United States generally accepted accounting principles (“GAAP”) and Canadian GAAP to IFRS.

The Resources Global project team developed a timeline for the transition process, identifying major milestones and deliverables required and a preliminary project plan transition overlay. In addition, the team performed a diagnostic analysis of high-level issues expected to develop from the transition, drafted IFRS white papers specific to the industry, provided recommendations with respect to accounting policy choices, monitored the IASB work plan and evaluated the impact on the client’s transition project, prepared mock financial statements adjusted to reflect the application of IFRS, assisted with the development of IFRS training materials and trained the financial governance group.

Sample Engagement — Development of Single Finance System for Joint Venture:  After a joint venture was formed between two aerospace and defense companies, Resources Global was engaged to partner with management to rationalize and integrate the joint venture’s financial and operational business processes. Resources Global consultants, with backgrounds in accounting, finance, information technology (“IT”) and human resources (“HR”) provided project management and technical support functions during the joint venture’s business integration process.

Sample Engagement — Conversion to Bank-Holding Company:  Faced with a difficult economic environment, a Fortune 500 commercial lending company converted to a bank-holding company in order to receive financial assistance from the United States government. In addition to providing initial support to assist in the formation of a bank-holding company, Resources Global was engaged to provide change management project support in the regulatory and financial reporting areas of the company. Resources Global consultants with backgrounds in financial reporting, risk management, IT and United States regulatory reporting assisted the organization to meet the extensive reporting requirements of the newly formed bank-holding company while also working to rationalize the organizational structure of the business.

Sitrick Brincko Group

Sitrick Brincko Group offers a unique combination of strategic counsel, tactical execution, and organizational and logistical support critical to companies undergoing restructuring and change. Its extensive experience in general management, finance, strategic planning, manufacturing and distribution have made Sitrick Brincko Group a valued partner to boards of directors and management engaged in unwinding a business mess or rewiring a business for success.

Now partnered with the broad capabilities and global footprint of Resources Global, Sitrick Brincko Group can offer a wide variety of services to clients, including:

•	restructuring and reorganization;

•	corporate and financial advisory;

•	finance and capital sourcing;

•	interim and crisis management;

•	dispute resolution and litigation support;

•	bankruptcy claims administration and management; and

•	crisis and strategic communications.

Sample Engagement — Communication in a Liquidity Crisis:  Sitrick Brincko Group was engaged to provide crisis communication support to a publicly traded consumer business facing severe liquidity issues. The restructuring group’s senior practitioners, with 10 to 28 years of experience in developing and implementing strategic communications for both in and out-of-court restructurings, assisted the client with:

•	development of communications strategies to help maintain stability and preserve the value of assets during this period of financial volatility and change;

•	creation of communications — both traditional and digital — that advanced the company’s business goals and aligned with its legal strategy;

•	delivery of communications designed to maintain the confidence of all stakeholders while the company explored its strategic alternatives;

•	management of expectations and calmed uncertainties via direct, targeted communications and judicious use of the media; and

•	communications counsel, program development and implementation to those charged with the task of communications, business development, investor relations and other key functions.

Sample Engagement — Restructuring and Advisement Services:  A publicly held multi-billion dollar international semiconductor provider engaged Sitrick Brincko Group to analyze its financial operations, recommend fixes for its significant losses and evaluate the management team. Following a Chapter 11 bankruptcy filing, Sitrick Brincko Group personnel served as Chief Restructuring Officer and interim Chief Financial Officer. The client’s board of directors tasked Sitrick Brincko Group with responsibility for the review, analysis and development of strategic business plans; cash flow projections and feasibility studies in connection with the overall potential for restructuring success, as well as claims processing, liquidation analysis and contract reviews.

Information Management

Our Information Management practice provides planning and execution services in four primary areas: Program and Project Management, Business and Technology Integration, Data Strategy and Management, and IT Strategy and Governance. By focusing on the initiative as defined by our clients, Resources Global can provide continuity of service from the creation or expansion of an overall IT strategy through the post-implementation support. In addition to these services, we have expertise in a variety of technology solutions: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; HR information systems; supply chain management systems, core finance and accounting systems, audit compliance systems, and financial reporting, planning and consolidation.

Our Information Management consultants work under the client’s direction on a variety of projects related to, among other things:

Program & Project Management

•	Program Management Office (“PMO”) implementation and optimization;

•	project management;

•	change management, communications and training;

•	portfolio rationalization; and

•	project recovery.

Business & Technology Integration

•	business analysis and process improvement;

•	system selection and implementation;

•	system stabilization and optimization; and

•	quality assurance and testing.

Data Strategy & Management

•	enterprise data strategy;

•	data analysis and reporting;

•	data quality management and standardization; and

•	data conversion and integration.

IT Strategy & Governance

•	IT strategy and effectiveness;

•	disaster recovery and business continuity planning;

•	IT governance; and

•	organizational design and interim management.

Sample Engagement — IT Transformation:  Working with a leading hospital system with more than 40 facilities, Resources Global consultants helped to transform the IT organization — including people, process and technology — to align and integrate the IT strategy with the company’s overall business goals. This included:

•	IT reorganization: Over a six-month schedule, our consultants designed and managed the transition of 400 IT roles from an outsourced provider. Specific actions taken included:

•	guiding senior leadership on developing and maintaining effective broad-based sponsorship of the project;

•	developing key metrics for appropriate IT staffing levels in eight different areas, development of the annual salaries budget, and creating metrics-driven job descriptions;

•	assisting recruitment and hiring of staff across the entire array of IT functions, including IT directors on site at hospital facilities; and

•	developing a plan to reduce resistance to change by anticipating and analyzing the impact on people and processes.

•	PMO restructuring: Our consultants helped analyze the current state of the hospital systems’ PMO, developed a future-state migration plan and designed effective process flows, methods and tools.

•	IT controls methodology adoption: Our consultants mapped existing directives to COBiT (Control Objectives for Information and related Technology, a set of best practices for IT management) and reviewed and enhanced documentation deliverables for consistency, accuracy and completeness.

•	Implementation of policyIQ®: Our consultants provided oversight of project effort to migrate all IT controls and standard operating procedures from an existing document repository into policyIQ (Resources Global’s web-based content management system), while identifying control gaps and developing remediation efforts.

•	Overall efforts: Our consultants assisted the company in accelerating value realization of change efforts; redefining jobs, roles and responsibilities that enable the IT group to deliver high-quality services; and creating a controlled environment that lends itself to consistent and accurate delivery of services, critical to the success of this project.

Sample Engagement — PMO and IT Resource Management:  A multi-billion dollar, publicly held biotechnology company lacked strong visibility regarding its global IT capacity and was experiencing difficulty in managing project demands. The business’ demand for IT resources exceeded its supply and a long-term approach and a roadmap for systems and IT processes was needed to support the organization’s growth.

During phase I, Resources Global consultants assessed all IT resources needs and inventoried IT resources and projects. Then, partnering with the client, our consultants:

•	Designed a “Project Prioritization Committee” (including business leaders), a prioritization process and a new demand- and resources-management process. As a result, a significant portion of the “what should IT work on?” responsibility shifted to the business units, accentuating responsibility and ownership.

•	Developed, implemented and trained IT leaders on a short-term tool and processes to track, analyze and report project demand and resources to address immediate needs.

After learning about the competencies and maturity of the IT organization during phase I, our team built a business case for phase II, a long-term Project and Portfolio Management (“PPM”) solution. A consistent, global approach to prioritizing projects and allocating resources resulted from our involvement and partnership with the company’s leaders. The IT organization’s effectiveness at supporting and managing projects rose substantially due to the new PPM solution. As a result, our consultants provided the client with a real-time view of critical project information, resource bench strength and resource allocation. The client now has visibility on its “demand and supply” of IT resources and projects at any given time, enabling it to shift priorities in an organized and efficient way.

Sample Engagement — SAP Business Management Software Implementation:  To help ensure its business readiness and a successful go-live, a large apparel business engaged Resources Global to provide project management support for its SAP initiative. Initially, our SAP consultants with finance and compliance expertise:

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

Human Capital

Consultants in our Human Capital practice apply project-management and business analysis skills to help solve the people aspects of business problems. The two primary areas of focus of our Human Capital practice are change management/business transformation and HR operations.

Change Management:  To achieve the desired business outcome, our Human Capital professionals — all with deep operational backgrounds— work with client teams to help drive their initiatives to successful completion. Using our proprietary E3 (E Cubed) change management framework, our consultants are able to help clients understand and prepare for significant changes in their organizations and how to best position their teams for success.

More specifically, our professionals help our clients with three distinct change management phases:

•	Engage — Identify key stakeholders and develop communication messages to ensure buy-in and support

•	Enable — Identify objectives, evaluate readiness and develop organizational modifications

•	Execute — Assess impact, deliver training and communication, and assess outcomes

We help manage change resulting from acquisitions, mergers, reorganizations, system implementations, new legislative requirements (Sarbanes, Basel II, HIPAA, etc.), downsizing or any management initiative or reform effort.

HR Operations and Technology:  Resources Global’s Human Capital professionals, with backgrounds in HR operations and technology, possess the business acumen and technical skills to bring a blend of expertise to various projects, including:

Organizational Development

•	performance measurement and management;

•	process analysis and redesign;

•	succession planning and career development programs; and

•	employee retention programs, opinion surveys and communication programs.

HR Information Systems

•	project management;

•	change management;

•	system selection and optimization;

•	implementation;

•	data conversion;

•	post-implementation support; and

•	supplementing client staff.

HR Operations

•	HR management;

•	compliance/legal;

•	compensation;

•	benefits;

•	HR training; and

•	recruitment.

Sample Engagement — Change Management:  As part of its IT and organization transformation initiatives, a large healthcare organization engaged Resources Global human capital consultants to provide change management expertise. Our consultants worked with senior management to:

•	define organizational/departmental structures;

•	define specific roles and responsibilities for job functions;

•	develop training plans to ensure adequate competencies;

•	perform organizational readiness assessments; and

•	design change management effectiveness metrics.

Sample Engagement — Restructuring Assistance:  Subsequent to assisting a global company with a large financial restatement, Resources Global consultants evaluated the human resource challenges related to the reorganization of its international controllers’ group. During this engagement, we assisted the company with:

•	designing mechanisms to facilitate timely and effective communication;

•	reviewing roles, titles, skills, competencies, and job scope as required and facilitating efforts of parent and local legal departments regarding labor contracts, local work councils and applicable local legislation; and

•	conducting benchmark surveys to determine appropriate salaries for newly created roles.

Sample Engagement — Assistance with Managing Growth:  After completing a series of strategic acquisitions, a large education company identified the need to develop an internal and external communication plan, create a new enterprise-wide compensation structure, and adopt a more cost effective consumer-driven health care program for all employees. To help facilitate these initiatives, the client engaged our Human Capital professionals to provide project management and technical professionals.

Working with the company’s senior management, our consultants helped execute a multi-phased implementation plan to realign job roles and responsibilities, redesign the company’s compensation strategy and improve internal and external communications. In addition, our consultants provided guidance related to the redesign of the health care program, including program pricing and roll out to the employees.

Legal & Regulatory

Our Legal & Regulatory practice helps clients drive and execute their legal, risk management and regulatory initiatives. The consultants in this group have significant experience working at the nation’s top law firms and companies. Our consultants work at our clients’ direction to support both routine and sophisticated initiatives and projects, as well as to augment their staff. A few examples of areas in which we serve our clients include:

•	mergers and acquisitions (including integration), divestitures and joint ventures;

•	quarterly and annual SEC filings, annual meetings, proxy statements and corporate governance matters;

•	commercial transactions, contracts, licensing, real estate transactions and employment matters;

•	compliance policy development and implementation, compliance training, testing and reporting;

•	litigation, including complex class actions, investigations and regulatory exams;

•	bankruptcy, corporate restructurings and workouts;

•	secondment during leaves of absence or due to employee attrition; and

•	implemention and optimization of legal and business policies, processes and procedures.

Sample Engagement — Mergers & Acquisitions (“M&A”):  A publicly traded energy company was considering a complex transaction involving multiple cross-border entities and complicated foreign assets/subsidiaries. Up against tight deadlines and a significant volume of work, the General Counsel needed an additional M&A attorney to work side-by-side with him on this strategic acquisition.

Resources Global deployed one of its consultants, with significant corporate experience handling multi-national M&A deals in Asia, Europe and South America. Our consultant’s level of sophistication and significant experience on strategic acquisitions, allowed the client to increase the amount of work done in-house rather than solely rely on outside counsel, thus dramatically reducing the overall costs of the transaction.

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

Resources Global provided a team of five attorney consultants with varied subject matter expertise, including extensive experience in bankruptcy, sophisticated commercial transactions, commercial finance and chemical industry experience. Our consultants worked with our client’s in-house legal team to review a significant volume of contracts and assist in the preparation of a schedule of executory contracts. In addition, we assisted with streamlining various corporate governance processes.

Sample Engagement — Class Action Litigation Support:  One of the world’s largest publicly traded food and beverage companies was facing a substantial class action lawsuit. During the discovery phase, the company was served with various discovery requests, including certain requests for production of documents. Given the extensive breadth and scope of these requests, the number of responsive documents was substantial. In order to respond to the discovery requests in a timely and cost effective manner, our client requested that Resources Global partner with its outside counsel, a large international law firm.

We provided a team of six consultants to work closely with our client’s outside counsel in the review of documents for responsiveness, confidentiality and privilege.

Resources Audit Solutions (“RAS”): Corporate Governance, Risk Management, Internal Audit and Sarbanes Compliance Services

Through our RAS practice, we assist clients with a variety of governance, risk management, internal audit, and compliance initiatives. The professionals in our RAS practice have experience in operations, controllership and internal and external audit and can serve our clients in any number of roles required — from program manager to team member. In addition to helping clients worldwide in the areas of audit, risk and compliance, we are able to draw on Resources Global’s other practice areas to bring the required business expertise to the engagement. Specific types of engagements include:

•	Co-Sourced Internal Audit: Knowing how businesses function is the key to today’s risk-driven approach to integrated auditing. Our professionals have the experience required to assess the risks involved and develop and execute a program to audit the effectiveness and efficiency of an entity. We work with clients in a number of capacities, including: providing a variable resource to the client’s staff, adding subject matter expertise, benchmarking processes against best practices and executing projects. We assist clients with co-sourcing requirements in:

•	IT audits;

•	operational audits;

•	financial audits;

•	compliance audits; and

•	fraud or forensic audits.

•	Royalty, Licensing and Contracts Auditing: Working in today’s increasingly complex and regulated business environment, we assist clients in determining vendor and customer compliance with contractual obligations. We help determine whether vendors are adhering to pricing formulas, customers are remitting according to licensing terms, franchisees are correctly calculating fees and internal contract calculations are accurate. Specifically we can assist with:

•	royalty and license audits;

•	vendor audits;

•	franchisee audits; and

•	contract management and compliance audits.

•	Governance, Risk and Compliance: Recent economic and world events from 9/11 to the mortgage crisis have raised the awareness of risk and the need for strong governance in all areas of business. Companies are responding by taking a new and deeper look at how they make decisions and govern themselves, the type of risks present in their environments and how to mitigate those risks and whether they have a culture of compliance. These initiatives are typically enterprise-wide and Resources Global can assist by:

•	designing and executing a risk assessment process;

•	working as project managers or team members on a governance, risk and compliance initiative; and

•	evaluating governance processes such as compensation, hiring and promotion practices and evaluation of systems.

•	Sarbanes, J-SOX and Other Compliance Initiatives: We have worked with clients on a number of compliance issues, including J-SOX, BSA, Basel II, HIPAA, Anti Money Laundering and Gramm Leach Bliley. In the area of Sarbanes compliance, Resources Global helps businesses by:

•	re-designing processes to leverage new guidance, using a risk-based approach;

•	identifying or designing entity level controls; and

•	reducing the cost of on-going testing and documentation.

Sample Engagement — Compliance Transformation for Leading Financial Services Institution: The client needed to transform its compliance program from one focused on the minimal requirements of a publicly traded finance company to a comprehensive compliance program appropriate for a Tier I bank-holding company.

Our cross-functional team of four consultants with significant experience in bank compliance met with senior management and helped to define key deliverables and milestones for the overall compliance transformation plan. The consultants then executed the plan, providing on-time deliverables, including policies, risk assessments, training programs, technology assessments and management briefings.

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

Sample Engagement — Internal Audit/Sarbanes Compliance:  Resources Global has an ongoing relationship with a Fortune 200 diversified company, assisting it in the areas of internal audit and Sarbanes compliance.

Highlights of this relationship include:

•	Internal Audit Transformation — In response to the highly publicized issues and ethical breaches at our client’s company, Resources Global assisted in a complete transformation of the company’s internal audit function. Resources Global deployed 42 consultants to eight countries in three months to help complete audits of the company’s high-risk businesses. Resources Global also assisted with developing a global audit plan and initial risk assessment for the company’s audit committee.

•	Sarbanes Compliance — The client’s philosophy of autonomy and local decision making required a highly decentralized structure. As a result, over the course of several years Resources Global deployed over 500 consultants in 34 countries to assist with all aspects of Sarbanes compliance including: process documentation, test template design, testing, quality assurance, remediation, project management and assistance with non-Sarbanes work to allow process owners to gain more time for their own Sarbanes involvement.

•	Sarbanes Streamlining — In each successive year of Sarbanes compliance, Resources has worked with the client to reduce the time and effort required to comply with the evolving standards and processes.

Supply Chain Management

Our Supply Chain Management practice assists clients in the planning, maintenance and troubleshooting of complex supply chain systems. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our services include:

•	performing current state assessments, analyzing and implementing business process improvements, and assisting with supply chain management technology enhancements to maximize the effectiveness of the supply chain.

•	providing experienced and accomplished supply chain professionals — with a variety of skill sets and backgrounds — who can lead or assist strategic sourcing efforts, negotiate contracts, serve as commodity/category experts, develop strategies and perform operational and tactical procurement activities.

•	presenting a variety of supply chain management solutions, including strategic sourcing; supplier relationship management; contracts management; supply chain compliance; logistics and materials management; inventory rationalization; warehouse optimization; Lean, Six Sigma and Demand Planning and Forecasting supply chain expertise; supplier diversity assistance; ERP implementations and purchasing card programs.

Sample Engagement — Materials and Inventory Management:  A major telecommunications company experienced rapid and large-scale growth leading to concerns over the reliability of their supply chain and inventory management processes and data. Our team of more than 40 consultants in 21 United States markets was engaged to assist with the project that focused on:

•	designing a process and data schematic for capturing receipt and inventory transfer transactions for upload into their procurement, inventory and asset management system;

•	designing a physical-count process to validate equipment balances in warehouses as inventory and also validating equipment deployed in the wireless network as fixed assets;

•	redesigning the distribution network to include establishing regional warehouses;

•	redesigning warehouse processes in over 35 locations with five different third-party logistics providers; and

•	coordinating supply-chain data and sub-ledger activities to support year-end close process.

Sample Engagement — End-to-End Current State Assessment:  A Resources Global team of supply chain consultants helped a large United States defense contractor complete a supply chain management current state assessment for one of their large business units. The team reviewed and assessed the organization’s end-to-end supply chain function, including:

•	reviewing the current state processes, systems, organization, and policies for the sourcing, inventory management and logistics operations;

•	providing recommendations for future state business processes;

•	identifying short and long-term technology enhancements;

•	providing recommendations on a redesigned supply chain management organization;

•	writing job descriptions for new and changed job roles; and

•	developing a business case and implementation plan for each recommended change initiative.

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

We believe that our ability to successfully deliver professional services to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual’s particular office. In addition, we believe many members of our office management own equity in the Company. We also have a new managing director program whereby new managing directors attend a regularly scheduled series of seminars taught by experienced managing directors and other senior management personnel. This program allows the veteran managing directors to share their success stories, foster the culture of the Company with the new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide our North American and certain of our international offices with centralized administrative, marketing, finance, HR, IT, legal and real estate support. Our financial reporting is centralized in our corporate service center. This center also handles invoicing, accounts payable and collections, and administers HR services including employee compensation and benefits administration. During fiscal 2006, we established a service center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. In addition, in the United States, Canada and Mexico, we have a corporate networked IT platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and consultant development.

Business Development

Our business development initiatives are composed of:

•	local initiatives focused on existing clients and target companies;

•	national and international targeting efforts focused on multinational companies;

•	brand marketing activities; and

•	national and local direct mail programs.

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

Our brand marketing initiatives help develop Resources Global’s image in the markets we serve. Although we have reduced media advertising during fiscal 2010 in response to the economic slowdown, our brand is reinforced by our professionally designed website, direct marketing, seminars, brochures and pamphlets and public relations efforts. During fiscal 2011, we intend to commence a targeted marketing campaign with print and on-line media components. We believe that our branding initiatives coupled with our high-quality client service help to differentiate us from our competitors and to establish Resources Global as a credible and reputable global professional services firm.

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

Employees

As of May 29, 2010, we had a total of 2,783 employees, including 716 corporate and local office employees and 2,067 consultants. Our employees are not covered by any collective bargaining agreements.

Available Information

The Company’s principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. The Company’s telephone number is (714) 430-6400 and its website address is http://www.resourcesglobal.com. The information set forth in the website does not constitute part of this Annual Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. These reports are maintained on the SEC’s website at http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained as soon as reasonably practicable after we file such reports with the SEC on our website at http://www.resourcesglobal.com.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below before making a decision to buy shares of our common stock. The order of the risks is not an indication of their relative weight or importance. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also adversely impact and impair our business. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Annual Report on Form 10-K, including our financial statements and the related notes.

A continuation of the economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.

Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. In addition, during fiscal 2009, many European and Asia Pacific countries reported significant contraction in their economies. Continued deterioration of the United States and international economies, coupled with tight credit markets, could result in a further reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

In addition, we are required to periodically, but at least annually, assess the recoverability of certain assets, including deferred tax assets and goodwill. Continued softening of the United States economy and the downturn in international economies could adversely affect our evaluation of the recoverability of deferred tax assets, requiring us to record additional tax valuation allowances. Our assessment of impairment of goodwill is currently based upon comparing our market capitalization to our net book value. Therefore, a significant downturn in the future market value of our stock could potentially result in impairment reductions of goodwill in the future and such an adjustment could materially affect the Company’s future financial results and financial condition.

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

We cannot assure you that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and consultants. Some of our competitors in certain markets do not provide medical and other benefits to their consultants, thereby allowing them to potentially charge lower rates to clients. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. During the recent economic slow-down, our revenue declined for five consecutive quarters through the first quarter of fiscal 2010. Since then we have experienced a modest growth rate. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new cities;

•	provide additional professional services offerings;

•	hire qualified and experienced consultants;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues and increase other service offerings from existing clients.

Even if we are able to resume more rapid growth in our revenue, the growth will result in new and increased responsibilities for our management as well as increased demands on our internal systems, procedures and controls, and our administrative, financial, marketing and other resources. For instance, a limited number of clients are requesting that certain engagements be of a fixed fee nature rather than our traditional hourly time and materials approach, thus shifting a portion of the burden of financial risk and monitoring to us. Failure to adequately respond to these new responsibilities and demands may adversely affect our business, financial condition and results of operation.

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

We have acquired several companies and we may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	diversion of management’s attention from other business concerns;

•	failure to integrate the acquired company with our existing business;

•	failure to motivate, or loss of, key employees from either our existing business or the acquired business;

•	potential impairment of relationships with our employees and clients;

•	additional operating expenses not offset by additional revenue;

•	incurrence of significant non-recurring charges;

•	incurrence of additional debt with restrictive covenants or other limitations;

•	addition of significant amounts of intangible assets, including goodwill, that are subject to periodic assessment of impairment, primarily through comparison of market value of our stock to our net book value, with such impairment potentially resulting in a material impact on our future financial results and financial condition;

•	dilution of our stock as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

Additionally, in accordance with GAAP, we estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Each reporting period, we will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in our consolidated statement of operations. Our estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. We will record the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that growth targets will be achieved. Our estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The requirement to expense stock-based compensation beginning in fiscal 2007 may limit our use of stock options and other stock-based awards to attract and retain employees because of the possible impact on our results of operations. This treatment could make it more difficult to attract, retain and motivate employees. In addition, a significant portion of our options outstanding are priced at more than the current per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.

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

Our future success depends upon the continued employment of our senior management team. The departure of one or more key members of our senior management team, including management of Sitrick Brincko Group, could significantly disrupt our operations.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	changes in the estimates of contingent consideration and the employee portion of contingent consideration;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which last occurred during the fiscal year ended May 31, 2008.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in this Annual Report on Form 10-K. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 29, 2010, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

It may be difficult for a third party to acquire the Company, and this could depress its stock price.

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

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

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note 11 — Stockholders’ Equity — of the Consolidated Financial Statements included in this Annual Report on Form 10-K. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of the Company or our management by deterring acquisitions of our stock not approved by our board of directors.

We are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

We measure and recognize compensation expense for all stock-based compensation based on estimated values. Thus, our operating results contain a non-cash charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. In general, accounting guidance requires the use of an option-pricing model to determine the value of share-based payment awards. This determination of value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the value of our employee stock options. Although the value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of the required accounting for stock-based compensation, our earnings are lower than they would have been. There also is variability in our net income due to the timing of the exercise of options that trigger disqualifying dispositions which impact our tax provision. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

We may be unable to or elect not to pay our quarterly dividend payment.

Subsequent to the end of fiscal 2010, our board of directors announced the establishment of a regular quarterly dividend, subject to quarterly board of director approval, of $0.04 per share. The payment of, or continuation of, the regular quarterly dividend will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

As of May 29, 2010, we maintained 53 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Birmingham, Alabama	Honolulu, Hawaii	Charlotte, North Carolina
Phoenix, Arizona	Boise, Idaho	Raleigh, North Carolina
Century City, California	Chicago, Illinois	Cincinnati, Ohio
Costa Mesa, California	Downers Grove, Illinois	Cleveland, Ohio
Irvine, California	Indianapolis, Indiana	Columbus, Ohio
Los Angeles, California	Louisville, Kentucky	Tulsa, Oklahoma
Sacramento, California	Baltimore, Maryland	Portland, Oregon
Santa Clara, California	Boston, Massachusetts	Philadelphia, Pennsylvania
San Diego, California	Detroit, Michigan	Pittsburgh, Pennsylvania
San Francisco, California	Minneapolis, Minnesota	Nashville, Tennessee
Walnut Creek, California	Kansas City, Missouri	Austin, Texas
Woodland Hills, California	St. Louis, Missouri	Dallas, Texas
Denver, Colorado	Las Vegas, Nevada	Houston, Texas
Hartford, Connecticut	Parsippany, New Jersey	San Antonio, Texas
Stamford, Connecticut	Princeton, New Jersey	Seattle, Washington
Plantation, Florida	Long Island, New York	Milwaukee, Wisconsin
Tampa, Florida	New York, New York (2)	Washington, D.C. (McLean, Virginia)
Atlanta, Georgia

As of May 29, 2010, we maintained 29 international offices under operating lease agreements, located in the following cities and countries:

Melbourne, Australia Sydney, Australia Brussels, Belgium Calgary, Canada Montreal, Canada Toronto, Canada Copenhagen, Denmark Paris, France Frankfurt, Germany Bangalore, India	Mumbai, India Dublin, Ireland Milan, Italy Nagoya, Japan Tokyo, Japan Luxembourg Mexico City, Mexico Maastricht, Netherlands Amsterdam (Utrecht), Netherlands	Oslo, Norway
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

ITEM 4.	[RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 9, 2010 was 43 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal 2010:
First Quarter	$19.61	$14.77
Second Quarter	$20.18	$14.59
Third Quarter	$21.73	$17.04
Fourth Quarter	$19.42	$15.45
Fiscal 2009:
First Quarter	$24.31	$18.09
Second Quarter	$25.06	$13.32
Third Quarter	$16.70	$13.59
Fourth Quarter	$20.01	$12.87

Dividend Policy

Our policy through fiscal 2010 has been to not declare or pay a regular cash dividend on our capital stock, although we did make a one-time payment in fiscal 2008. On July 20, 2010, the Company’s board of directors announced that it had authorized the establishment of a regular quarterly dividend, subject to quarterly board of director approval, of $0.04 per share. The initial dividend payment will be paid on September 15, 2010 to shareholders of record at the close of business on August 18, 2010. Continuation of the regular quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2010 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program

February 28, 2010 — March 27, 2010	—	$—	—	$29,737,488
March 28, 2010 — April 24, 2010	—	$—	—	$29,737,488
April 25, 2010 — May 29, 2010	186,835	$17.06	186,835	$26,550,765

Total February 28, 2010 — May 29, 2010	186,835	$17.06	186,835	$26,550,765

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 2000 Index, and companies classified under Standard Industry Codes as 8742-Management Consulting Services and 8748-Business Consulting Services for the period commencing May 28, 2005 and ending on May 29, 2010. The graph assumes $100 was invested on May 28, 2005 in our common stock and in each index (based on prices from the close of trading on May 28, 2005), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG RESOURCES CONNECTION, INC., THE RUSSELL 2000 INDEX,
SIC CODE 8742 — MANAGEMENT CONSULTING SERVICES AND SIC CODE 8748 — BUSINESS CONSULTING SERVICES

ASSUMES $100 INVESTED ON MAY 28, 2005
ASSUMES DIVIDENDS REINVESTED

	Fiscal Year Ended
Company/Index/Market	5/28/2005	5/27/2006	5/26/2007	5/31/2008	5/30/2009	5/29/2010
Resources Connection, Inc.	100.00	128.01	161.95	109.54	96.61	84.15

Management Consulting Services (SIC 8742)	100.00	111.73	134.93	130.52	100.13	116.25

Russell 2000 Index	100.00	118.24	140.61	125.80	85.80	114.67

Business Consulting Services (SIC 8748)	100.00	99.62	126.75	107.57	80.73	77.31

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 47 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 32. The Consolidated Statements of Operations data for the years ended May 26, 2007 and May 27, 2006 and the Consolidated Balance Sheet data at May 31, 2008, May 26, 2007 and May 27, 2006 were derived from our Consolidated Financial Statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 29, 2010, May 30, 2009 and May 31, 2008 and the Consolidated Balance Sheet data at May 29, 2010 and May 30, 2009 were derived from our Consolidated Financial Statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 29,	May 30,	May 31,	May 26,	May 27,
	2010	2009	2008(4)	2007	2006
	(In thousands, except net (loss) income per common share and other data)

Consolidated Statements of Operations Data:
Revenue	$498,998	$685,576	$840,285	$735,891	$633,843
Direct cost of services	303,768	422,171	518,413	447,363	384,429

Gross profit	195,230	263,405	321,872	288,528	249,414
Selling, general and administrative expenses(1)	182,985	212,680	227,853	191,590	149,736
Employee portion of contingent consideration(2)	500	—	—	—	—
Contingent consideration expense(2)	1,492	—	—	—	—
Amortization of intangible assets	3,496	1,383	1,114	1,472	1,740
Depreciation expense	8,544	8,898	8,452	6,122	2,958

(Loss) income from operations	(1,787)	40,444	84,453	89,344	94,980
Interest income	(656)	(1,593)	(5,603)	(8,939)	(5,015)

(Loss) income before provision for income taxes	(1,131)	42,037	90,056	98,283	99,995
Provision for income taxes(3)	10,618	24,273	40,871	43,518	39,398

Net (loss) income	$(11,749)	$17,764	$49,185	$54,765	$60,597

Net (loss) income per common share:
Basic	$(0.26)	$0.39	$1.06	$1.13	$1.26

Diluted	$(0.26)	$0.39	$1.03	$1.08	$1.17

Weighted average common shares outstanding:
Basic	45,894	45,018	46,545	48,353	48,054

Diluted	45,894	45,726	47,934	50,644	51,676

Other Data:
Number of offices open at end of period	82	82	89	84	78
Total number of consultants on assignment at end of period	2,067	2,065	3,490	3,276	2,857
Cash dividends paid (in thousands)(5)	$—	$—	$60,652	$—	$—

(1)	Includes $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives during the year ended May 29,

2010. Includes $3.6 million of expenses incurred for a reduction in headcount of management and administrative personnel as well as consolidation of seven offices during the year ended May 30, 2009.

(2)	Includes an estimated $500,000 of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition and $1.5 million related to the recognition of the change in the fair value of the contingent consideration liability associated with the acquisition of Sitrick Brincko Group for the year ended May 29, 2010. See Note 3 — Acquisitions — to the Consolidated Financial Statements.

(3)	Includes valuation allowances of $4.7 million on deferred tax assets, including certain foreign operating loss carryforwards during the year ended May 29, 2010. Includes a valuation allowance of $2.4 million provided on deferred tax assets, including certain foreign operating loss carryforwards and $1.1 million related to the forgiveness of certain French subsidiary intercompany debt, reducing our French entity’s operating loss carryforwards during the year ended May 30, 2009.

(4)	The fiscal year ended May 31, 2008 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

(5)	On July 11, 2007, our board of directors approved the payment of a special cash dividend of $1.25 per share of common stock, payable on August 21, 2007 to stockholders of record at the close of business on August 8, 2007. On July 20, 2010, our board of directors announced the authorization of a regular quarterly dividend of $0.04 per share, commencing in fiscal 2011, subject to quarterly board of director approval.

	May 29,	May 30,	May 31,	May 26,	May 27,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$140,905	$163,741	$106,814	$223,095	$185,439
Working capital	173,472	188,353	157,766	207,647	161,114
Total assets	473,200	412,019	410,502	464,461	398,611
Stockholders’ equity	353,241	337,917	305,888	363,299	317,436

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I Item 1A. “Risk Factors.” and elsewhere in this Annual Report on Form 10-K.

Overview

Resources Global is a multinational professional services firm that provides experienced finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory professionals in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

•	finance and accounting services, such as financial analyses (e.g., product costing and margin analyses), budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	corporate advisory, strategic communications and restructuring services;

•	risk management and internal audit services (provided via our subsidiary Resources Audit Solutions), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”);

•	supply chain management services, such as strategic sourcing efforts, contract negotiations and purchasing strategy;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation; and

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs.

We were founded in June 1996 by a team at Deloitte & Touche, led by our chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities.

We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction to date was the acquisition of our Netherland practice in fiscal year 2004. As of May 29, 2010, we served clients through 53 offices in the United States and 29 offices abroad.

In November 2009, we acquired certain assets of Sitrick and Company, a strategic communications firm and Brincko Associates, Inc., a corporate advisory and restructuring firm with operations primarily in the United States, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group. We paid cash of approximately $28.8 million and issued an aggregated of 822,060 shares of restricted common stock, valued at approximately $16.1 million, to Sitrick and Company, Brincko Associates and Michael Sitrick (collectively, “the Sellers”) for the acquisition. We believe this acquisition provides a significant opportunity for us to expand our service offerings to include corporate advisory, strategic communications and restructuring services, using the expertise of personnel of Sitrick Brincko Group leveraged with the skills of our consultant base, our geographic footprint and our client base. The acquisition agreement provides an opportunity to the Sellers to receive contingent consideration following the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a period of four years following the acquisition date exceeds $11.3 million.

We expect to continue opportunistic international expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5%, 0.6% and 0.5% of our revenue for the years ended May 29, 2010, May 30, 2009 and May 31, 2008, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

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

These benefits include paid time off and holidays; a discretionary bonus plan; subsidized group health, dental, vision and life insurance programs; a matching 401(k) retirement plan; the ability to participate in the Company’s ESPP; and professional development and career training. In addition, we pay the related costs of employment, including state and federal payroll taxes, workers’ compensation insurance, unemployment insurance and other costs. Typically, a consultant must work a threshold number of hours to be eligible for all of the benefits. We recognize direct cost of services when incurred.

Selling, general and administrative expenses include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for the Company as a whole and within each individual’s geographic market.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal 2010 and 2009 consisted of 52 weeks each. For fiscal years of 53 weeks, such as fiscal 2008, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

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

Contingent consideration — The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.

Under the terms of our acquisition agreement for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. The estimated fair value of the contractual obligation to pay the contingent consideration recognized as of May 29, 2010 was $59.8 million. The Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the

Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations.

In addition, under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company will record the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.

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

Stock-based compensation — Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan. Effective May 28, 2006, the Company adopted the fair value recognition provisions required for stock-based awards using the modified prospective transition method; accordingly, prior periods have not been restated. Under the previously accepted accounting standards, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during periods prior to May 28, 2006.

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

The weighted average estimated value per share of employee stock options granted during the years ended May 29, 2010 and May 30, 2009 were $7.87 and $6.64, respectively, using the Black-Scholes model with the following assumptions:

	Year Ended	Year Ended
	May 29,	May 30,
	2010	2009

Expected volatility	42.5% - 45.0%	40.6% - 43.6%
Risk-free interest rate	2.2% - 3.2%	1.7% - 3.6%
Expected dividends	0.0%	0.0%
Expected life	5.1 - 6.9 years	5.1 - 6.7 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our historical policy of not paying dividends (except for a one-time payment in fiscal 2008). Expected dividends will need to be incorporated in the assessment of the Company’s future stock option grants given the Company’s announcement that it will commence a regular quarterly dividend in fiscal 2011. The Company’s historical expected life of stock option grants is 5.1 years for non-officers and 6.9 years for officers. As permitted under Staff Accounting Bulletin No. 107, the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

	For the Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008(1)
	(Amounts in thousands)

Revenue	$498,998	$685,576	$840,285
Direct cost of services	303,768	422,171	518,413

Gross profit	195,230	263,405	321,872
Selling, general and administrative expenses	182,985	212,680	227,853
Employee portion of contingent consideration expense	500	—	—
Contingent consideration expense	1,492	—	—
Amortization of intangible assets	3,496	1,383	1,114
Depreciation expense	8,544	8,898	8,452

(Loss) income from operations	(1,787)	40,444	84,453
Interest income	(656)	(1,593)	(5,603)

(Loss) income before provision for income taxes	(1,131)	42,037	90,056
Provision for income taxes	10,618	24,273	40,871

Net (loss) income	$(11,749)	$17,764	$49,185

(1)	The fiscal year ended May 31, 2008 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	2010	2009	2008

Revenue	100.0%	100.0%	100.0%
Direct cost of services	60.9	61.6	61.7

Gross profit	39.1	38.4	38.3
Selling, general and administrative expenses	36.7	31.0	27.1
Employee portion of contingent consideration expense	0.1	—	—
Contingent consideration expense	0.3	—	—
Amortization of intangible assets	0.7	0.2	0.1
Depreciation expense	1.7	1.3	1.0

(Loss) income from operations	(0.4)	5.9	10.1
Interest income	(0.1)	(0.2)	(0.7)

(Loss) income before provision for income taxes	(0.3)	6.1	10.8
Provision for income taxes	2.1	3.5	4.9

Net (loss) income	(2.4)%	2.6%	5.9%

We also assess the results of our operations using EBITDA as well as adjusted EBITDA, which is our earnings (loss) before interest, taxes, depreciation, amortization, stock-based compensation expense and contingent consideration expense (“Adjusted EBITDA”). These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for fiscal 2010, 2009 and 2008 and includes a reconciliation of such measures to net (loss) income, the most directly comparable GAAP financial measure:

	For the Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008(1)
	(Amounts in thousands)

Net (loss) income	$(11,749)	$17,764	$49,185
Adjustments:
Amortization of intangible assets	3,496	1,383	1,114
Depreciation expense	8,544	8,898	8,452
Interest income	(656)	(1,593)	(5,603)
Provision for income taxes	10,618	24,273	40,871

EBITDA	10,253	50,725	94,019
Stock-based compensation expense	15,493	17,790	22,386
Contingent consideration expense	1,492	—	—

Adjusted EBITDA	$27,238	$68,515	$116,405

Revenue	$498,998	$685,576	$840,285

Adjusted EBITDA margin	5.5%	10.0%	13.9%

(1)	The fiscal year ended May 31, 2008 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

The financial measures and key performance indicators we use to assess our financial and operating performance above are not defined by, or calculated in accordance, with GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to our investors because they are financial measures used by management to assess the core performance of the Company. Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

Further, Adjusted EBITDA has the following limitations:

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Equity based compensation is an element of our long-term incentive compensation program, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a substitute for performance measures calculated in accordance with GAAP.

Year Ended May 29, 2010 Compared to Year Ended May 30, 2009

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue.  Revenue decreased $186.6 million, or 27.2%, to $499.0 million for the year ended May 29, 2010 from $685.6 million for the year ended May 30, 2009. Included in revenue for the year ended May 29, 2010 was approximately $13.6 million from the operations of Sitrick Brincko Group, acquired November 20, 2009. Our revenue was adversely affected by a decline in the number of hours worked by our consultants and a minor decrease in the average bill rate per hour in comparison to the prior year. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which is causing our clients to approach their need for professional business services more cautiously and to either defer, downsize or eliminate projects.

The number of hours worked in fiscal 2010 declined about 26.4% from the prior year, while average bill rates decreased by 0.8% compared to the prior year. The number of consultants on assignment at the end of fiscal 2010 was 2,067 compared to the 2,065 consultants engaged at the end of fiscal 2009. Although we believe we have improved the awareness of our service offerings with clients and prospective clients through our completed and on-going engagements, and that the significant changes taking place in the capital markets may present new opportunities going forward, there can be no assurance about the timing of such opportunities or whether we can successfully capitalize on them, especially given the current uncertain economic climate in the United States and international markets.

On a sequential quarter basis, fiscal 2010 fourth quarter revenues improved from $125.3 million to $133.9 million and hours improved 7.4%. The improvement in hours is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The improvement in revenues from the third quarter to the fourth quarter of fiscal 2010 had a positive impact on leverage, evidenced by improvement in the ratio of direct cost of services to revenue from 61.4% to 58.6%, and the ratio of selling, general and administrative expenses to revenue, improving from 35.2% to 32.1%, for the quarters ended February 27, 2010 and May 29, 2010, respectively. However, a downturn or softening in global economic conditions and the seasonal impact of the summer holiday period could put resulting pressure on revenue in the first quarter of fiscal 2011, limiting our ability to leverage direct cost of services and selling, general and administrative expenses.

We operated 82 offices at both May 29, 2010 and May 30, 2009. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Year
	Ended			% of Total
	May 29,	May 30,	%	May 29,	May 30,
	2010	2009	Change	2010	2009

North America	$384,535	$501,139	(23.3)%	77.1%	73.1%
Europe	89,225	148,196	(39.8)%	17.9%	21.6%
Asia Pacific	25,238	36,241	(30.4)%	5.0%	5.3%

Total	$498,998	$685,576	(27.2)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2009 and fiscal 2008 conversion rates, international revenues would have been lower than reported under GAAP by $2.3 million for the year ended May 29, 2010 but higher than reported under GAAP by $12.4 million for the year ended May 30, 2009.

We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients’ demand for many of the services we provide.

Direct Cost of Services.  Direct cost of services decreased $118.4 million, or 28.0%, to $303.8 million for the year ended May 29, 2010 from $422.2 million for the year ended May 30, 2009. Direct cost of services declined primarily because of a 26.4% decrease in hours worked compared to the prior year. To a lesser extent, direct cost of services declined because the average pay rate per hour to our consultants was down 4.4%. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.9% and 61.6% for the years ended May 29, 2010 and May 30, 2009, respectively. The improvement in the direct cost of services percentage resulted primarily from the blended impact of work performed for Sitrick Brincko Group clients and a decrease in zero margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“S, G & A”) decreased $29.7 million, or 14.0%, to $183.0 million for the year ended May 29, 2010 from $212.7 million for the year ended May 30, 2009. S, G & A increased as a percentage of revenue from 31.0% for the year ended May 30, 2009 to 36.7% for the year ended May 29, 2010. Management and administrative head count was 787 at the end of fiscal 2009 but fell to 716 at the end of fiscal 2010. S, G & A decreases in fiscal 2010 as compared to fiscal 2009 included a reduction in marketing expenses; a reduction in recruiting related expenses, salary, benefit and related costs (reflective of the decreased headcount), bonus expense (bonus expense is substantially tied directly to the Company’s revenue) and stock-based compensation expense. In addition, in the prior fiscal year, the Company’s S, G & A included approximately $3.6 million related to severance costs, leasehold improvement write-offs and estimated lease termination accruals, all associated with a restructuring program, and the Company added $1.8 million to its allowance for doubtful accounts; in fiscal 2010, the Company made no restructuring provision nor did it add to its allowance for doubtful accounts after an evaluation of the Company’s client base and outstanding receivable balances. In fiscal 2010, the Company incurred $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives.

Employee Portion of Contingent Consideration Expense and Contingent Consideration Expense.  The employee portion of contingent consideration expense and contingent consideration expense were $500,000 and $1.5 million, respectively, for the year ended May 29, 2010. As further described in “Critical Accounting Policies — Contingent Consideration” above, these estimates were recorded in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated value of contingent consideration attributable to the time value of money (accretion) and a slight change in the discount rate applied in the calculation (in the case of contingent consideration expense). Both of these estimates require very subjective assumptions to be made of various potential operating result scenarios and future revision to these assumptions could materially change the estimate of the amount of either liability and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense.  Amortization of intangible assets increased to $3.5 million in fiscal 2010 from $1.4 million in fiscal 2009. The increase is the result of commencing amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group. Those assets include: $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog will be amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. Based upon identified intangible assets recorded at May 29, 2010, the Company anticipates amortization expense related to identified intangible assets to approximate $4.9 million during the fiscal year ending May 28, 2011.

Depreciation expense decreased from $8.9 million for the year ended May 30, 2009 to $8.5 million for the year ended May 29, 2010. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and the Company has slowed the amount invested in property and equipment in fiscal 2010 as compared to previous fiscal years.

Interest Income.  Interest income declined to $656,000 in fiscal 2010 compared to $1.6 million in fiscal 2009. The decrease in interest income is the result of a lower average cash balance available for investment during fiscal 2010, and declining interest rates as compared to fiscal 2009. The Company has invested available cash in certificates of deposit, money market investments and government-agency bonds that have been classified as cash equivalents due to the short maturities of these investments. As of May 29, 2010, the Company has $10.3 million of investments in commercial paper and certificates of deposit with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes.  The provision for income taxes decreased from $24.3 million for the year ended May 30, 2009 to $10.6 million for the year ended May 29, 2010. The provision declined primarily because of a reduction in the Company’s income before provision for income taxes in fiscal 2010 as compared to fiscal 2009. Despite the Company’s consolidated pre-tax loss, the provision for taxes partially results from taxes on income in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. As a result, the effective tax rate was 938.8% for fiscal 2010 and 57.7% for fiscal 2009. The effective tax rate increased because the Company’s loss in fiscal 2010 disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). In addition, in fiscal 2010, the Company recorded a $4.7 million tax charge for the establishment of a valuation allowance on certain foreign operating loss carryforwards. In fiscal 2009, the Company recorded a $3.5 million tax charge comprised of the establishment of a valuation allowance on certain foreign operating loss carryforwards of $2.4 million and for the Company’s forgiveness of certain intercompany debt in France, thereby reducing France’s operating loss carryforwards by $1.1 million. Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will remain constant in the future.

Under accounting rules governing stock awards, the Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $4.2 million and $4.3 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2010 and 2009, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during fiscal 2010 as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Direct Cost of Services.  Direct cost of services decreased $96.2 million, or 18.6%, to $422.2 million for the year ended May 30, 2009 from $518.4 million for the year ended May 31, 2008. Direct cost of services declined because of a 19.6% decrease in hours worked compared to the prior year. The average pay rate of our consultants was flat. The direct cost of services percentage was 61.6% and 61.7% for the years ended May 30, 2009 and May 31, 2008, respectively. Although the direct cost of services percentage improved slightly over the prior year, a continuing lower level of revenues will put increased pressure on this calculation as consultants earn certain benefits, such as health care services, which are relatively fixed in terms of cost.

Selling, General and Administrative Expenses.  S, G & A decreased $15.2 million, or 6.7%, to $212.7 million for the year ended May 30, 2009 from $227.9 million for the year ended May 31, 2008. S, G & A increased as a percentage of revenue from 27.1% for the year ended May 31, 2008 to 31.0% for the year ended May 30, 2009. Management and administrative head count was 876 at the end of fiscal 2008 but fell to 787 at the end of fiscal 2009. S, G & A decreases in fiscal 2009 as compared to fiscal 2008 included a reduction in marketing expenses; a reduction in recruiting and related expenses, salary, benefit and related costs, bonus expense and stock-based compensation expense. These decreases were partially offset by an increase of $1.1 million in the Company’s provision for doubtful accounts after an evaluation of the Company’s client base, receivable balances and the current economic environment and the actions taken in the fourth quarter discussed in the following paragraph.

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

Depreciation expense increased from $8.5 million for the year ended May 31, 2008 to $8.9 million for the year ended May 30, 2009. The increase in depreciation was related to a higher asset base due to the investments made in offices relocated or expanded since May 2008, and investments in the Company’s operating system and other IT.

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

Income Taxes.  The provision for income taxes decreased from $40.9 million for the year ended May 31, 2008 to $24.3 million for the year ended May 30, 2009. The provision declined primarily because of a reduction in the Company’s pretax income in fiscal 2009 as compared to fiscal 2008, offset in part by an increase in the Company’s effective tax rate between the two years. The effective tax rate was 57.7% for fiscal 2009 and 45.4% for fiscal 2008. The effective tax rate increased because the Company’s lower pre-tax income disproportionally magnifies the effect of non-deductible permanent differences and ISOs. In fiscal 2009, the Company recorded a $3.5 million tax charge comprised of the establishment of a valuation allowance on certain foreign operating loss carryforwards of $2.4 million and for the Company’s forgiveness of certain intercompany debt in France, thereby reducing France’s operating loss carryforwards by $1.1 million.

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

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 29, 2010. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 29,	Feb. 27,	Nov. 28,	Aug. 29,	May 30,	Feb. 28,	Nov. 29,	Aug. 30,
	2010	2010	2009	2009	2009	2009	2008	2008
	(In thousands, except net (loss) income per common share)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(unaudited):
Revenue	$133,905	$125,304	$121,526	$118,263	$132,049	$155,989	$190,233	$207,305
Direct cost of services	78,523	76,949	75,172	73,124	81,595	97,988	116,122	126,466

Gross profit	55,382	48,355	46,354	45,139	50,454	58,001	74,111	80,839
Selling, general and administrative expenses(1),(2)	43,004	44,101	44,243	51,637	50,984	50,803	54,380	56,513
Employee portion of contingent consideration(3)	500	—	—	—	—	—	—	—
Contingent consideration expense(3)	704	788	—	—	—	—	—	—
Amortization of intangible assets	1,305	1,360	438	393	455	271	275	382
Depreciation expense	2,021	2,152	2,171	2,200	2,110	2,185	2,263	2,340

Income (loss) from operations	7,848	(46)	(498)	(9,091)	(3,095)	4,742	17,193	21,604
Interest income	(132)	(178)	(167)	(179)	(239)	(458)	(380)	(516)

Income (loss) before provision for income taxes	7,980	132	(331)	(8,912)	(2,856)	5,200	17,573	22,120
Provision (benefit) for income taxes(4)	5,666	5,097	1,581	(1,726)	3,428	3,120	8,097	9,628

Net income (loss)	$2,314	$(4,965)	$(1,912)	$(7,186)	$(6,284)	$2,080	$9,476	$12,492

Net income (loss) per common share(5):
Basic	$0.05	$(0.11)	$(0.04)	$(0.16)	$(0.14)	$0.05	$0.21	$0.28

Diluted	$0.05	$(0.11)	$(0.04)	$(0.16)	$(0.14)	$0.05	$0.21	$0.27

(1)	The quarter ended August 29, 2009 includes $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives.

(2)	The quarter ended May 30, 2009 includes $3.6 million of expenses incurred for a reduction in headcount of management and administrative personnel as well as consolidation of seven offices.

(3)	The quarter ended May 29, 2010 includes $500,000 an estimate of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition. The quarters ended May 29, 2010 and February 27, 2010 include $704,000 and $788,000, respectively, related to the recognition of the change in the fair value of the contingent consideration liability associated with the acquisition of Sitrick Brincko Group. See Note 3 — Acquisitions — to the Consolidated Financial Statements.

(4)	The quarters ended May 29, 2010, February 27, 2010 and May 30, 2009 include valuation allowances of $788,000, $3.9 million and $2.4 million, respectively, provided on deferred tax assets, including certain foreign operating loss carryforwards and, for the quarter ended May 30, 2009, $1.1 million related to the forgiveness of certain French subsidiary intercompany debt, reducing our French entity’s operating loss carryforwards.

(5)	Net income (loss) per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income (loss) per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows annually from operations since inception, and we continued to do so during the year ended May 29, 2010, despite our revenue decrease of 27.2% and net loss of $11.7 million. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

At May 29, 2010, the Company had operating leases, primarily for office premises, expiring at various dates. At May 29, 2010, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 29, 2010:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Amounts in thousands)

Operating lease obligations	$42,921	$11,170	$14,165	$8,586	$9,000

Purchase obligations	$1,661	$979	$655	$27	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2010. As of May 29, 2010, the Company had approximately $1.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 29, 2010, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $7.7 million in cash in fiscal 2010 compared to $66.3 million in fiscal 2009. Cash provided by operations in fiscal 2010 resulted from a net loss of $11.7 million and net unfavorable cash changes in operating assets and liabilities of $7.8 million, offset by favorable non-cash items of $27.2 million. In fiscal 2009, cash provided by operations resulted from net income of $17.8 million plus favorable non-cash items of $29.0 million and changes in operating assets and liabilities of $19.5 million. The primary cause of the unfavorable change in operating cash flows between the two years was the Company’s net loss in fiscal 2010, as well as the slight increase in the Company’s receivable balances between fiscal 2010 and 2009 as compared to the steep drop in receivables between fiscal 2009 and 2008 as revenues slowed. The principal reason for the increase in the accounts receivable balance from the prior year is receivables of Sitrick Brincko Group. As a result of reductions in headcount and bonus accruals, the liability for accrued salaries and related obligations also declined between fiscal 2009 and 2010. Non-cash items include expense for stock-based compensation and contingent consideration expense; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and the change in the fair value of contingent consideration resulting from the time value of money and changes in discount rates. The Company had $140.9 million in cash and cash equivalents and short-term investments at May 29, 2010.

Net cash used in investing activities was $21.4 million for fiscal 2010 compared to $5.7 million for fiscal 2009. The primary reason for the increased usage in fiscal 2010 was cash used to acquire Sitrick Brincko Group of approximately $28.3 million net of cash acquired; in contrast, $5.3 million was used in fiscal 2009 for three small acquisitions. Cash received from the redemption of short-term investments (primarily commercial paper and government agency investments), net of cash used to purchase short-term investments, resulted in a source of cash of $10.2 million in fiscal 2010 compared to $5.5 million in fiscal 2009. The Company spent approximately $2.5 million less on property and equipment in fiscal 2010, compared to fiscal 2009.

As described in Note 3 — Acquisitions — to the Consolidated Financial Statements, we will be required to pay to the sellers of Sitrick Brincko Group contingent consideration following the fourth anniversary of the acquisition (after November 2013) if the average EBITDA calculated from each of the four one-year periods following the acquisition date exceeds $11.3 million. If, at the end of the four-year earn-out period, the Company determines that the average annual EBITDA exceeded $11.3 million, then the contingent consideration payable will be determined by multiplying the average annual EBITDA by 3.15. The Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company. For the six months ended May 29, 2010, Sitrick Brincko Group’s EBITDA was approximately $5.1 million.

Net cash provided by financing activities totaled $1.4 million for the year ended May 29, 2010, compared to $3.8 million for the year ended May 30, 2009. The Company received approximately $9.8 million from the exercise of employee stock options and issuance of shares via the Company’s ESPP compared to $15.6 million in the prior fiscal year. However, the Company used less cash in fiscal 2010 ($9.0 million) to purchase approximately 496,000 shares of our common stock as compared to $12.3 million to purchase 785,000 shares of common stock in fiscal 2009.

Subsequent to the end of fiscal 2010, the Company’s board of directors announced it had authorized the establishment of a regular quarterly dividend of $0.04 per share, payable on September 15, 2010 to shareholders of record at the close of business on August 18, 2010, subject to quarterly approval by the board. Based on shares outstanding as of July 19, 2010, the quarterly dividend obligation at $0.04 per share would be approximately $1.9 million.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 29, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  At the end of fiscal 2010, we had approximately $140.9 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government-agency bonds. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk.  For the year ended May 29, 2010, approximately 25% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 81% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 19% was comprised primarily of cash balances translated from Japanese Yen, Euros, Hong Kong Dollars or British Pounds. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) gain.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Resources Connection, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 29, 2010 and May 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 29, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, Controls and Procedures. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Sitrick Brincko Group from its assessment of internal control over financial reporting as of May 29, 2010 because it was acquired by the Company in a purchase business combination during the fiscal year ended May 29, 2010. We have also excluded Sitrick Brincko Group from our audit of internal control over financial reporting. The total assets and total revenues of Sitrick Brincko Group, a wholly-owned subsidiary, represent 1% and 3% of the related consolidated financial statement amounts as of and for the year ended May 29, 2010.

PricewaterhouseCoopers LLP
Orange County, California
July 26, 2010

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 29,	May 30,
	2010	2009
	(Amounts in thousands, except par value per share)

ASSETS
Current assets:
Cash and cash equivalents	$130,659	$143,247
Short-term investments	10,246	20,494
Trade accounts receivable, net of allowance for doubtful accounts of $5,193 and $5,597 as of May 29, 2010 and May 30, 2009, respectively	73,936	68,157
Prepaid expenses and other current assets	4,698	4,057
Income taxes receivable	4,575	10,687
Deferred income taxes	7,107	10,162

Total current assets	231,221	256,804
Goodwill	172,632	111,084
Intangible assets, net	12,425	6,259
Property and equipment, net	29,354	34,934
Deferred income taxes	25,846	1,364
Other assets	1,722	1,574

Total assets	$473,200	$412,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,606	$15,267
Accrued salaries and related obligations	37,949	48,753
Other liabilities	5,194	4,431

Total current liabilities	57,749	68,451
Other long-term liabilities, including estimated contingent consideration of $59,792 and $0 as of May 29, 2010 and May 30, 2009, respectively	62,210	2,411
Deferred income taxes	—	3,240

Total liabilities	119,959	74,102

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 54,267 and 53,474 shares issued, and 46,265 and 45,140 shares outstanding as of May 29, 2010 and May 30, 2009, respectively	543	535
Additional paid-in capital	306,413	282,769
Accumulated other comprehensive loss	(4,584)	(307)
Retained earnings	232,034	248,269
Treasury stock at cost, 8,002 and 8,334 shares at May 29, 2010 and May 30, 2009, respectively	(181,165)	(193,349)

Total stockholders’ equity	353,241	337,917

Total liabilities and stockholders’ equity	$473,200	$412,019

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008
	(Amounts in thousands, except net (loss) income per common share)

Revenue	$498,998	$685,576	$840,285
Direct cost of services	303,768	422,171	518,413

Gross profit	195,230	263,405	321,872
Selling, general and administrative expenses	182,985	212,680	227,853
Employee portion of contingent consideration	500	—	—
Contingent consideration expense	1,492	—	—
Amortization of intangible assets	3,496	1,383	1,114
Depreciation expense	8,544	8,898	8,452

(Loss) income from operations	(1,787)	40,444	84,453
Interest income	(656)	(1,593)	(5,603)

(Loss) income before provision for income taxes	(1,131)	42,037	90,056
Provision for income taxes	10,618	24,273	40,871

Net (loss) income	$(11,749)	$17,764	$49,185

Net (loss) income per common share
Basic	$(0.26)	$0.39	$1.06

Diluted	$(0.26)	$0.39	$1.03

Weighted average common shares outstanding
Basic	45,894	45,018	46,545

Diluted	45,894	45,726	47,934

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Loss) Gain	Earnings	Equity
	(Amounts in thousands)

Balances as of May 26, 2007	50,731	$507	$199,741	2,954	$(82,206)	$2,629	$242,628	$363,299
Exercise of stock options	1,168	12	14,497					14,509
Stock-based compensation expense related to share-based awards and employee stock purchases			22,386					22,386
Tax benefit from employee stock option plans			3,911					3,911
Issuance of common stock under Employee Stock Purchase Plan	405	4	7,910					7,914
Issuance of treasury stock for Compliance Solutions (UK) Ltd. transaction			777	(67)	1,375			2,152
Purchase of shares				4,763	(102,065)			(102,065)
Cancellation of treasury stock	(10)		(189)	(10)	189			—
Cash dividends $1.25 per share							(60,652)	(60,652)
Cumulative impact from adoption of FASB Interpretation No. 48							(656)	(656)
Comprehensive Income:
Currency translation adjustment						5,905		5,905
Net income for the year ended May 31, 2008							49,185	49,185

Total comprehensive income	—	—	—	—	—	—	—	55,090

Balances as of May 31, 2008	52,294	523	249,033	7,640	(182,707)	8,534	230,505	305,888
Exercise of stock options	624	6	7,594					7,600
Stock-based compensation expense related to share-based awards and employee stock purchases			17,790					17,790
Tax benefit from employee stock option plans			420					420
Issuance of common stock under Employee Stock Purchase Plan	545	5	8,024					8,029
Release of restricted stock	11	1	249					250
Issuance of treasury stock for acquisitions			(361)	(87)	1,621			1,260
Issuance of treasury per employment agreements			20	(4)	78			98
Purchase of shares				785	(12,341)			(12,341)
Comprehensive Income:
Currency translation adjustment						(8,841)		(8,841)
Net income for the year ended May 30, 2009							17,764	17,764

Total comprehensive income	—	—	—	—	—	—	—	8,923

Balances as of May 30, 2009	53,474	535	282,769	8,334	(193,349)	(307)	248,269	337,917
Exercise of stock options	419	4	4,517					4,521
Stock-based compensation expense related to share-based awards and employee stock purchases			15,437					15,437
Issuance of restricted stock	4		56					56
Tax shortfall from employee stock option plans			(1,127)					(1,127)
Issuance of common stock under Employee Stock Purchase Plan	370	4	5,276					5,280
Issuance of treasury stock for Sitrick Brincko Group acquisition			(496)	(822)	21,119		(4,486)	16,137
Issuance of treasury stock under employment agreements			(19)	(6)	107			88
Purchase of shares				496	(9,042)			(9,042)
Comprehensive Loss:
Currency translation adjustment						(4,277)		(4,277)
Net loss for the year ended May 29, 2010							(11,749)	(11,749)

Total comprehensive loss	—	—	—	—	—	—	—	(16,026)

Balances as of May 29, 2010	54,267	$543	$306,413	8,002	$(181,165)	$(4,584)	$232,034	$353,241

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008
	(Amounts in thousands)

Cash flows from operating activities:
Net (loss) income	$(11,749)	$17,764	$49,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,040	10,281	9,566
Stock-based compensation expense related to employee stock options and employee stock purchases	15,493	17,790	22,386
Contingent consideration expense	1,492	—	—
Excess tax benefits from stock-based compensation	(657)	(524)	(2,331)
Bad debt expense	—	1,824	738
Loss on disposal of assets	168	536	—
Deferred income tax benefit	(1,263)	(858)	(7,242)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(593)	52,450	(13,234)
Prepaid expenses and other current assets	(848)	1,597	701
Income taxes	4,879	(9,291)	(3,910)
Other assets	59	92	(853)
Accounts payable and accrued expenses	(772)	(3,660)	(1,847)
Accrued salaries and related obligations	(11,400)	(13,814)	1,105
Other liabilities	843	(7,875)	3,150

Net cash provided by operating activities	7,692	66,312	57,414

Cash flows from investing activities:
Redemption of long-term investments	—	—	55,000
Purchase of long-term investments	—	—	(14,000)
Redemption of short-term investments	53,996	76,000	79,000
Purchase of short-term investments	(43,748)	(70,494)	(44,000)
Business acquisitions, net of cash acquired	(28,262)	(5,292)	(27,569)
Purchases of property and equipment	(3,380)	(5,898)	(11,333)

Net cash (used in) provided by investing activities	(21,394)	(5,684)	37,098

Cash flows from financing activities:
Proceeds from exercise of stock options	4,521	7,600	14,509
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,280	8,028	7,914
Purchase of common stock	(9,042)	(12,341)	(102,065)
Excess tax benefits from stock-based compensation	657	524	2,331
Cash dividends paid	—	—	(60,652)

Net cash provided by (used in) financing activities	1,416	3,811	(137,963)

Effect of exchange rate changes on cash	(302)	(2,006)	3,170

Net (decrease) increase in cash	(12,588)	62,433	(40,281)
Cash and cash equivalents at beginning of period	143,247	80,814	121,095

Cash and cash equivalents at end of period	$130,659	$143,247	$80,814

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The fiscal years ended May 29, 2010 and May 30, 2009 consisted of 52 weeks. The fiscal year ended May 31, 2008 consisted of 53 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5%, 0.6% and 0.5% of revenue for the years ended May 29, 2010, May 30, 2009 and May 31, 2008, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Contingent Consideration

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results. During the year ended May 29, 2010, the Company recorded approximately $1.5 million as contingent consideration expense, representing the change in the fair value of the contingent consideration liability since the acquisition date associated with the acquisition of the Sitrick Brincko Group LLC (“Sitrick Brincko Group”; see Note 3 — Acquisitions).

Under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration and therefore materially affect the Company’s future financial results. During the year ended May 29, 2010, the Company recorded $500,000 as an estimate of the employee portion of the contingent consideration earned during the period.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $9.1 million, $15.3 million and $18.3 million for the years ended May 29, 2010, May 30, 2009 and May 31, 2008, respectively.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations.

Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net (loss) income per share for the years ended May 29, 2010, May 30, 2009 and May 31, 2008 (in thousands, except per share amounts):

	2010	2009	2008

Net (loss) income	$(11,749)	$17,764	$49,185

Basic:
Weighted average shares	45,894	45,018	46,545

Diluted:
Weighted average shares	45,894	45,018	46,545
Potentially dilutive shares	—	708	1,389

Total dilutive shares	45,894	45,726	47,934

Net (loss) income per share:
Basic	$(0.26)	$0.39	$1.06
Diluted	$(0.26)	$0.39	$1.03

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 6,299,000, 6,356,000 and 4,833,000 potential common shares for the years ended May 29, 2010, May 30, 2009 and May 31, 2008, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Short-Term Investments

The Company carries debt securities that it has the ability and positive intent to hold to maturity at amortized cost. Cost closely approximates fair value which is based on quoted prices in active markets.

As of May 29, 2010 and May 30, 2009, $10.2 million and $20.5 million, respectively, of the Company’s investment in debt securities had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year in either fiscal year 2010 or 2009. The Company’s portfolio does not include any auction rate securities in either fiscal year 2010 or 2009. The components of the Company’s short-term investments are as follows (in thousands):

	As of May 29, 2010			As of May 30, 2009
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value

Commercial paper	$10,000	$(4)	$9,996	$15,000	$(6)	$14,994
U.S. Government agency bonds	$—	$—	$—	$5,000	$(1)	$4,999
Certificates of deposit	$250	$—	$250	$494	$—	$494

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning	Charged to		Ending
	Balance	Operations	Write-offs	Balance

Years Ended:
May 31, 2008	$4,588	$738	$(1,350)	$3,976
May 30, 2009	$3,976	$1,824	$(203)	$5,597
May 29, 2010	$5,597	$—	$(404)	$5,193

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building	30 years
Furniture	5 to 10 years
Leasehold improvements	Lesser of useful life of asset or term of lease
Computer, equipment and software	3 to 5 years

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 29, 2010 and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 29, 2010. Other intangible assets with finite lives are subject to amortization and impairment reviews. No impairment was indicated as of May 29, 2010.

See Note 5 — Intangible Assets and Goodwill for a further description of the Company’s intangible assets.

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

Income Taxes

The Company recognizes deferred income taxes for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

Fair Value Measurement of Liabilities

In August 2009, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying the required techniques for the fair value measurement of liabilities. The guidance applies to all entities that measure liabilities at fair value and is effective for the first reporting period (including interim periods) after issuance of the guidance. The Company adopted this guidance effective for the second quarter of fiscal 2010 and there was no impact on the Company’s results of operations, financial condition or liquidity.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests

In December 2007, the FASB issued guidance that requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. The Company adopted the provisions of this noncontrolling interest guidance at the beginning of fiscal year 2010. The Company currently has no noncontrolling interests that would require application of the pronouncement.

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

Acquisition of Sitrick Brincko Group

On November 20, 2009, the Company acquired certain assets of Sitrick And Company (“Sitrick Co”), a strategic communications firm, and Brincko Associates, Inc. (“Brincko”), a corporate advisory and restructuring firm, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, a Delaware limited liability company, formed for the purpose of the acquisition, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual. Prior to the acquisition date, Mr. Sitrick and Nancy Sitrick were the sole shareholders of Sitrick Co and Mr. Brincko was the sole shareholder of Brincko. In addition, on the same date, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick. Sitrick Brincko Group is now a wholly-owned subsidiary of the Company. By combining the specialized skill sets of the Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

footprint and client base, the Company believes it will increase its ability to assist clients during challenging periods, particularly in the areas of corporate advisory, strategic communications and restructuring services. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Sitrick Brincko Group.

The Company paid cash aggregating approximately $28.8 million and issued an aggregate of 822,060 shares of restricted common stock valued at approximately $16.1 million to Sitrick Co, Brincko and Mr. Sitrick (collectively, the “Sellers”) for the acquisition. In addition, contingent consideration will be payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average (calculated from each of the four one-year periods following the acquisition date) earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $11.3 million. At the end of the four-year earn-out period, the Company will determine if the average annual EBITDA exceeded $11.3 million; if so, the contingent consideration payable is determined by multiplying the average annual EBITDA by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements).

Under accounting rules for business combinations effective for the Company at the beginning of fiscal 2010, obligations that are contingently payable to the Sellers based upon the occurrence of one or more future events are to be recorded as a discounted liability on the Company’s balance sheet. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the average EBITDA during the four-year earn-out measurement period and then assigned a probability weight to each scenario. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (the agreed upon multiple to be paid by the Company as specified in the acquisition agreements). The Company recorded this potential future obligation using an original discount rate of 1.9%, representing the time value of money over the four-year period. The Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company. Because the contingent consideration is not subject to a ceiling and future EBITDA of Sitrick Brincko Group is theoretically unlimited, the range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. The estimated fair value of the contractual obligation to pay the contingent consideration recognized as of May 29, 2010 was $59.8 million. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. For the year ended May 29, 2010, the Company recognized approximately $1.5 million of expense related to the change in the estimated value of contingent consideration. The estimated change is attributable to accretion and a slight change in the discount rate. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.

In addition, under the terms of the acquisition agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. For the year ended May 31, 2010, the Company recorded $500,000 as an estimate of the employee portion of the contingent consideration earned during the period. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.

Sitrick Brincko Group contributed approximately $13.6 million to revenue and approximately $3.1 million to pre-tax earnings for the year ended May 29, 2010.

The following table presents unaudited pro forma revenue and net income for the years ended May 29, 2010 and May 30, 2009 as if the acquisition of Sitrick Brincko Group and the personal goodwill of Michael Sitrick had

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred on June 1, 2008 for each period presented. The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results (in thousands).

	Pro Forma Year	Pro Forma Year
	Ended May 29,	Ended May 30,
	2010	2009

Revenue	$512,237	$711,629
Net (loss) income	$(10,085)	$21,819

Due to differences in the reporting periods of the Company and Sitrick Brincko Group, the preceding unaudited pro forma financial information for the year ended May 29, 2010 combines the Company’s financial results for the year ended May 29, 2010 with the financial results of Sitrick Brincko Group (which incorporated Sitrick Co and Brincko) for the six months ended September 30, 2009, plus the financial results of Sitrick Brincko Group for the third and fourth quarters of fiscal 2010. The preceding unaudited pro forma financial information for the year ended May 30, 2009, combines the Company’s financial results for the year ended May 30, 2009 with the financial results of Sitrick Brincko Group for the twelve months ended March 31, 2009. Certain of the assets and liabilities of Sitrick Co and Brincko were retained by Sitrick Co and Brincko and not contributed to Sitrick Brincko Group. These assets and liabilities include 1) certain property and equipment of Sitrick Co and Brincko; 2) debt related to certain property and equipment or due to the CEO of Sitrick Co; and 3) pension liabilities of Brincko. The pro forma financial information presented above has been reported after applying the Company’s accounting policies and adjusting the results of Sitrick Brincko Group (which incorporated the results of Sitrick Co and Brincko) to reflect the elimination of these assets and liabilities and related expenses.

In accordance with GAAP, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The total intangible assets acquired include approximately $64.5 million of goodwill, $23.7 million of long-term deferred tax asset, $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog will be amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years, except any contingent consideration payable at the end of the four-year earn-out will be deductible for tax purposes from the date of payment over 15 years. The Company completed its allocation of the estimated fair value of assets acquired and liabilities assumed during the quarter ended May 29, 2010.

The Company incurred approximately $600,000 of transaction related costs during the quarter ended November 28, 2009; these expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended May 29, 2010.

The following table summarizes the consideration transferred to acquire Sitrick Brincko Group and the amounts of the identified assets acquired and liabilities assumed, after adjustment, at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share amounts):

Cash	$28,750
Common stock — 822,060 shares @ $19.63 (closing price on acquisition date)	16,137
Estimated contingent consideration, net of amount allocable to Sitrick Brincko Group employees	57,820

Total	$102,707

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$302
Accounts receivable	6,232
Prepaid expenses and other current assets	281
Intangible assets	10,050
Property and equipment, net	120
Other assets	124

Total identifiable assets	17,109

Accounts payable and accrued expenses	199
Accrued salaries and related obligations	1,638
Other current liabilities	755

Total liabilities assumed	2,592

Net identifiable assets acquired	14,517
Goodwill ($64,490) and deferred tax assets ($23,700)	88,190

Net assets acquired	$102,707

Acquisitions in fiscal 2009

The Company has acquired certain intangible assets or stock of companies that it believes complement or augment the Company’s service offerings in the territories it serves. Those acquisitions completed in fiscal 2009 (“the 2009 acquisitions”) include:

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

Assuming the above fiscal 2009 acquisitions had been consummated on May 27, 2007, the pro forma impact on the Company’s revenue and net income would be insignificant for the year ended May 30, 2009.

Each of the purchase agreements for the aforementioned transactions may require additional contingent consideration payments which are not recorded as of May 29, 2010. For Xperianz, the Company is required to pay up to $1.1 million in additional cash in fiscal years 2011 and 2012, provided certain revenue and gross margin interim milestones are met. Those interim milestones were not met in fiscal year 2010. Limbus did not meet its required milestones and no future payments will be made. For Kompetensslussen, the Company is required to make earn-out payments based on Kompetensslussen’s achievement of certain financial results for calendar year 2010. The earn-out is two-tiered, and is subject to gross margin goals. The first tier earn-out may be up to 8.0 million Swedish Krona (SEK) and is payable equally in cash and stock of the Company; the second tier earn-out may be up to 3.0 million SEK, payable in cash. If earned, payments are to be made no later than March 31, 2011.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated the purchase price of the 2009 acquisitions based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. The Company considered a number of factors in performing these valuations, including the valuation of identifiable intangible assets. The total intangible assets acquired included: for Xperianz, approximately $772,000 of goodwill, $115,000 for customer relationships (amortized over two years) and $14,000 for a non-compete agreement (amortized over one year); for Limbus, approximately $1.4 million of goodwill, $249,000 for customer relationships (amortized over two years), $130,000 for a non-compete agreement (amortized over one year) and $67,000 for a database of potential consultants (amortized over two years); for Kompetensslussen, approximately $800,000 of goodwill, $150,000 for customer relationships (amortized over two years) and $80,000 for a non-compete agreement (amortized over one year). The goodwill and other intangibles recognized in the Xperianz transaction are deductible for tax purposes while the goodwill and other intangibles recognized in the Limbus and Kompetensslussen transactions are not deductible for tax purposes.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 29,	As of May 30,
	2010	2009

Building and land	$12,935	$12,935
Computers, equipment and software	18,827	18,023
Leasehold improvements	21,461	22,454
Furniture	9,864	9,852

	63,087	63,264
Less accumulated depreciation and amortization	(33,733)	(28,330)

	$29,354	$34,934

5.	Intangible Assets and Goodwill

The following table presents details of our intangible assets and related accumulated amortization (in thousands):

	As of May 29, 2010			As of May 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships (2-7 years)	$17,684	$(9,372)	$8,312	$12,492	$(6,874)	$5,618
Consultant and customer database (1-5 years)	2,305	(2,051)	254	2,378	(1,938)	440
Non-compete agreements (1-5 years)	3,207	(504)	2,703	211	(92)	119
Trade name and trademark (5 years)	1,281	(125)	1,156	82	—	82

Total	$24,477	$(12,052)	$12,425	$15,163	$(8,904)	$6,259

The Company recorded amortization expense for the years ended May 29, 2010, May 30, 2009 and May 31, 2008 of $3,496,000, $1,383,000 and $1,114,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 28, 2011, May 26, 2012, May 25, 2013, May 31, 2014 and May 30, 2015 is $4,947,000, $3,278,000, $1,659,000, $1,604,000 and $855,000, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 29,	May 30,
	2010	2009

Goodwill, beginning of year	$111,084	$107,761
Acquisitions	64,284	5,662
Impact of foreign currency exchange rate changes	(2,736)	(2,339)

Goodwill, end of year	$172,632	$111,084

6.	Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008

Current
Federal	$10,661	$18,060	$33,277
State	2,249	4,493	8,245
Foreign	(1,161)	2,232	6,384

	11,749	24,785	47,906

Deferred
Federal	(2,223)	(1,605)	(3,560)
State	(393)	(381)	(697)
Foreign	1,485	1,474	(2,778)

	(1,131)	(512)	(7,035)

	$10,618	$24,273	$40,871

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008

Domestic	$18,627	$42,874	$79,958
Foreign	(19,758)	(837)	10,098

	$(1,131)	$42,037	$90,056

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(106.8)%	6.3%	5.3%
Non-U.S. rate adjustments	(158.7)%	1.0%	(0.1)%
Stock options	(148.4)%	5.6%	3.9%
Valuation allowance	(510.8)%	5.9%	—
Foreign intercompany debt forgiveness	—	2.6%	—
Permanent items, primarily meals and entertainment	(50.2)%	4.0%	1.1%
Other, net	1.1%	(2.7)%	0.2%

Effective tax rate	(938.8)%	57.7%	45.4%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset consist of the following (in thousands):

	May 29,	May 30,
	2010	2009

Deferred tax assets:
Allowance for doubtful accounts	$1,897	$2,038
Accrued compensation	2,754	3,504
Accrued expenses	4,175	4,833
Stock options and restricted stock	11,559	8,855
Contingent purchase consideration	25,011	—
Net operating losses	9,253	5,745
Property and equipment	2,544	1,632

Gross deferred tax asset	57,193	26,607

Valuation allowance	(7,523)	(2,432)

Gross deferred tax asset, net of valuation allowance	49,670	24,175

Deferred tax liabilities:
Goodwill and intangibles	(15,076)	(15,805)
State taxes	(1,641)	(84)

Total deferred tax liabilities	(16,717)	(15,889)

Net deferred tax asset	$32,953	$8,286

The Company had an income tax receivable of $4,575,000 and $10,687,000 as of May 29, 2010 and May 30, 2009.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced income taxes payable by $1.2 million and $1.9 million for the years ended May 29, 2010 and May 30, 2009, respectively.

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. During the year ended May 29, 2010, the Company recorded a valuation allowance of $5.7 million related to certain foreign operating loss carryforwards, including valuation allowances of $4.7 million provided on foreign operating loss carryforwards of countries which were identified in the current year. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

The following table summarizes the activity in our valuation allowance accounts (in thousands):

	Beginning	Charged to	Translation	Ending
	Balance	Operations	Charges	Balance

Years Ended:
May 31, 2008	$—	$—	$—	$—
May 30, 2009	$—	$2,351	$81	$2,432
May 29, 2010	$2,432	$5,661	$(570)	$7,523

Deferred income taxes have not been provided on the undistributed earnings of approximately $30.6 million from the Company’s foreign subsidiaries as of May 29, 2010 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

The Company has foreign net operating loss carryforwards of $33.0 million, of which $4.0 million will begin to expire in 2015 through 2021 and the remaining amount can be carried forward indefinitely.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 29,	May 30,
	2010	2009

Unrecognized tax benefits, beginning of year	$1,046	$776
Gross increases-tax positions in prior period	76	440
Gross decreases-tax positions in prior periods	—	—
Gross increases-current period tax positions	39	47
Settlements	—	—
Lapse of statute of limitations	(102)	(217)

Unrecognized tax benefits, end of year	$1,059	$1,046

As of May 29, 2010 and May 30, 2009, the Company’s total liability for unrecognized gross tax benefits was $1,059,000 and $1,046,000, respectively, which, if ultimately recognized would impact the effective tax rate in future periods. As of May 29, 2010 and May 30, 2009, the unrecognized tax benefit includes $962,000 and $949,000, respectively, classified as long-term liability and $97,000 and $97,000, respectively, classified as short-term liability. The $97,000 classified as short term liability at May 29, 2010 results from U.S. federal and state positions that are in their last year of the statute of limitations. An estimate of the range of reasonably possible change cannot be made at this time.

The Company’s major income tax jurisdiction is the U.S., with federal income taxes, subject to examination for fiscal 2007 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2006 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2004 and thereafter.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the fiscal year is immaterial, as of May 29, 2010, the Company has provided $205,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

7.	Selling, General and Administrative Expenses and Restructuring

During the first quarter of fiscal 2010, the Company announced the resignation of two senior executives from the Company. In connection with those resignations, the Company incurred $4.8 million in severance costs and $2.2 million of compensation expense related to the acceleration of vesting of certain stock option grants. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended May 29, 2010.

During the fourth quarter of fiscal 2009, the Company announced a restructuring plan involving a reduction in 77 management and administrative positions as well as the consolidation of seven offices into existing locations within a reasonable proximity. The Company recorded approximately $2.8 million for severance and approximately $814,000 for leasehold related write-offs and lease termination costs, which were recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations for the year ended May 30, 2009. Remaining accrual amounts are included in “Accounts Payable and Accrued Expenses”. Payments related to lease abandonment are expected to be paid through fiscal 2013, while the remaining personnel reduction payment is expected to be paid in fiscal 2011.

The following table summarizes the various restructuring actions taken (amounts in thousands):

	Reduction in	Leasehold	Lease
	Personnel	Write-offs	Abandonment	Total

Accrual balance as of June 1, 2008	$—	$—	$—	$—
Restructuring charges	2,821	306	508	3,635
Cash payments	(2,169)	—	(30)	(2,199)
Write-off of assets	—	(306)	—	(306)

Accrual balance as of May 30, 2009	652	—	478	1,130
Change in estimate	(112)	—	(10)	(122)
Cash payments	(544)	—	(243)	(787)
Exchange rate fluctuations	8	—	—	8

Accrual balance as of May 29, 2010	$4	$—	$225	$229

8.	Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 29,	May 30,
	2010	2009

Accrued salaries and related obligations	$11,448	$17,331
Accrued bonuses	13,275	17,248
Accrued vacation	13,226	14,174

	$37,949	$48,753

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2010. As of May 29, 2010, the Company had approximately $1.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 29, 2010, the Company was in compliance with all covenants included in the Credit Agreement.

10.	Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 4%, 3% and 3% of revenue for the years ended May 29, 2010, May 30, 2009 and May 31, 2008, respectively.

11.	Stockholders’ Equity

In October 2002, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase of up to three million shares of the Company’s common stock on the open market. Upon the completion of the original program, the Company’s board of directors approved a new stock repurchase program in July 2007, authorizing the repurchase of common stock on the open market for up to an aggregate amount of $150 million. During the years ended May 29, 2010 and May 30, 2009, the Company purchased approximately 496,000 and 785,000 shares of common stock, respectively, on the open market for a total of approximately $9.0 million and $12.3 million, respectively. Such purchased shares are held in treasury and are presented as if retired, using the cost method. As of May 29, 2010, approximately $26.6 million remains available for share purchases under our stock repurchase program.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 29, 2010 and May 30, 2009, there were 46,265,000 and 45,140,000 shares of common stock outstanding, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 29, 2010 and May 30, 2009.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be employed on the last day of the fiscal year. For the years ended May 29, 2010, May 30, 2009 and May 31, 2008, the Company contributed approximately $4.1 million, $5.3 million and $3.3 million, respectively, to the plan as Company matching contributions.

13.	Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008

Income taxes paid	$9,724	$35,105	$50,267
Non-cash investing and financing activities:
Acquisition of Sitrick Brincko Group (2010), Kompetensslussen (2009), Limbus (2009) and Compliance Solutions (2008):
Issuance of common stock	$16,137	$1,260	$2,152
Liability for contingent consideration	$59,292	$—	$—

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 29, 2010, the Company had operating leases, primarily for office premises, expiring at various dates through March, 2019. At May 29, 2010, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

	Operating	Purchase
Years Ending:	Leases	Obligations

May 28, 2011	$11,170	$979
May 26, 2012	7,709	511
May 25, 2013	6,456	144
May 31, 2014	4,689	25
May 30, 2015	3,897	2
Thereafter	9,000	—

Total	$42,921	$1,661

Rent expense for the years ended May 29, 2010, May 30, 2009 and May 31, 2008 totaled $16.5 million, $15.6 million and $15.0 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company also leases to independent third parties approximately 20,800 square feet of the approximately 56,800 square foot corporate headquarters building located in Irvine, California. The Company has operating lease agreements with independent third parties expiring through October 2014. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $623,000, $524,000, $401,000, $257,000 and $85,000 in fiscal 2011, 2012, 2013, 2014 and 2015, respectively.

Employment Agreements

The Company entered into an amended and restated employment agreement in June 2008 with its chief executive officer, Donald Murray. This agreement expired on March 31, 2010 but automatically renews for additional one-year periods unless the Company or Mr. Murray provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Mr. Murray with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, the respective terms of which extend through 2011. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 7,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005 and the amendments to the Plan approved by stockholders at the Company’s 2008 and 2006 annual meetings of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 29, 2010, 1,951,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISO”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 5,479 and 5,137 shares of restricted stock during the fiscal years ended May 29, 2010 and May 30, 2009, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the share-based award activity under the Plan and the Prior Plan follows (amounts in thousands except weighted average exercise price):

		Stock Options
		Outstanding
	Share-Based	Number of	Weighted
	Awards	Shares	Average
	Available	Under	Exercise
	for Grant	Option	Price

Options outstanding at May 26, 2007	1,494	9,186	$20.88
Granted, at fair market value	(1,264)	1,264	$20.14
Exercised	—	(1,168)	$12.42
Forfeited	810	(810)	$26.33

Options outstanding at May 31, 2008	1,040	8,472	$21.41
Granted, at fair market value	(1,577)	1,577	$15.82
Restricted Stock(1)	(13)	—	—
Additional options available for grant	2,000	—	—
Exercised	—	(629)	$12.17
Forfeited	907	(907)	$25.39

Options outstanding at May 30, 2009	2,357	8,513	$20.63
Granted, at fair market value	(1,091)	1,091	$18.10
Restricted Stock(1)	(14)	—	—
Exercised	—	(419)	$10.80
Forfeited	699	(699)	$24.01

Options outstanding at May 29, 2010	1,951	8,486	$20.51

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2004 Plan.

The following table summarizes options outstanding as of May 29, 2010 and related weighted average exercise price and life information (number of options outstanding and intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Life	Intrinsic
	Outstanding	Price	(Years)	Value

Outstanding	8,486	$20.51	6.26	$7,487
Exercisable	5,904	$21.19	5.18	$6,345

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $16.14 as of May 28, 2010 (the last actual trading day of fiscal 2010), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 29, 2010 and May 30, 2009 was $3.2 million and $4.8 million, respectively. The total estimated fair value of stock options that vested during the years ended May 29, 2010 and May 30, 2009 was $15.7 million and $16.4 million, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 370,000, 545,000 and 405,000 shares of common stock pursuant to the ESPP for the years ended May 29, 2010, May 30, 2009 and May 31, 2008, respectively. There are 1,992,000 shares of common stock available for issuance under the ESPP as of May 29, 2010.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans (in thousands, except per share amounts):

	Years Ended
	May 29,	May 30,	May 31,
	2010	2009	2008

Income before income taxes	$(15,493)	$(17,790)	$(22,386)

Net income	$(11,261)	$(13,479)	$(17,726)

Net income per share:
Basic	$(0.25)	$(0.30)	$(0.38)

Diluted	$(0.25)	$(0.29)	$(0.37)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 29, 2010, May 30, 2009 and May 31, 2008 was $7.87, $6.64 and $8.20, respectively, using the Black-Scholes model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008

Expected volatility	42.5% - 45.0%	40.6% - 43.6%	39.9%
Risk-free interest rate	2.2% - 3.2%	1.7% - 3.6%	2.6% - 4.9%
Expected dividends	0.0%	0.0%	0.0%
Expected life	5.1 - 6.9 years	5.1 - 6.7 years	5.2 years

As of May 29, 2010, there was $18.4 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 31 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 29, 2010, May 30, 2009 and May 31, 2008 was $15.5 million, $17.8 million and $22.4 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s Employee Stock Purchase Plan and issuances of restricted stock. The Company granted 5,479, 5,137 and 0 shares of restricted stock for the years ended May 29, 2010, May 30, 2009 and May 31, 2008. Stock-based compensation expense for restricted shares for the year ended May 29, 2010 was $194,000. There were 10,354 unvested restricted shares, with approximately $89,000 of total unrecognized compensation cost.

Excess tax benefits related to stock-based compensation expense are recognized as an increase to additional paid-in capital and tax shortfalls are recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. On the adoption date of the required accounting for stock-based compensation expense, the Company calculated the amount of eligible excess tax benefits available to offset future tax shortfalls in accordance with the long-form method.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation expense for only the portion of stock options and restricted stock units that are expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Statements of Cash Flows, the tax savings resulting from tax deductions in excess of expense recognized in its Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

16.	Segment Information and Enterprise Reporting

No single customer accounted for more than 4%, 3% and 3% of revenue for the years ended May 29, 2010, May 30, 2009 and May 31, 2008, respectively.

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

	Revenue for the Years Ended			Long-Lived Assets as of(1)
	May 29,	May 30,	May 31,	May 29,	May 30,
	2010	2009	2008	2010	2009

United States	$373,617	$488,392	$612,427	$184,524	$115,458
The Netherlands	40,674	76,889	84,601	25,615	31,129
Other	84,707	120,295	143,257	4,272	5,690

Total	$498,998	$685,576	$840,285	$214,411	$152,277

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment and software and furniture and leasehold improvements.

17.	Subsequent Event

On July 20, 2010, the Company’s board of directors announced that it had authorized the establishment of a regular quarterly dividend of $0.04 per share, payable on September 15, 2010 to shareholders of record at the close of business on August 18, 2010. The estimated cash required for the dividend payment, based upon shares outstanding on July 19, 2010 is approximately $1.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 29, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 29, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 29, 2010.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 48.

On November 20, 2009, we completed the acquisition of Sitrick Brincko Group and, as permitted by SEC guidance, we excluded this entity from our assessment of internal control over financial reporting as of May 29, 2010. Sitrick Brincko Group’s total assets and total revenues of approximately $5.4 million and $13.6 million, respectively, are included in our consolidated financial statements as of and for the year ended May 29, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 29, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our board of directors has adopted a code of business conduct and ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and principal accounting officer and persons performing similar functions, as required by the SEC. The full text of our code of business conduct and ethics can be found on the investor relations page of our website at www.resourcesglobal.com. We intend to satisfy the Securities and Exchange Commission disclosure requirements regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and principal accounting officer, or persons performing similar functions, by posting such information on the investor relations page of our website at www.resourcesglobal.com.

Reference is made to the information regarding directors appearing in Section II under the caption “ELECTION OF DIRECTORS,” and to the information in Section III under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “DIRECTOR MEETINGS AND COMMITTEES” and “DIRECTOR MEETINGS AND COMMITTEES — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in Section III under the captions “EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “DIRECTOR COMPENSATION — FISCAL 2010,” in each case, in the Company’s proxy statement related to its 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing in Section III under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 29, 2010.

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,486,414	$20.51	3,943,251 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	8,486,414	$20.51	3,943,251

(1)	Consists of 1,992,000 shares available for issuance under the Company’s Employee Stock Purchase Plan and 1,951,251 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing in Section III under the captions “DIRECTOR MEETINGS AND COMMITTEES — DIRECTOR INDEPENDENCE” and “TRANSACTIONS WITH RELATED PERSONS” in the proxy statement related to the Company’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing in Section III under the caption “DIRECTOR MEETINGS AND COMMITTEES — FEES” in the proxy statement related to the Company’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 29, 2010 and May 30, 2009
Consolidated Statements of Operations for each of the three years in the period ended May 29, 2010
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended May 29, 2010
Consolidated Statements of Cash Flows for each of the three years in the period ended May 29, 2010
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and 6 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit
Number		Description of Document

2.1		Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
2.2		Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
3.1		Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2		Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.1		Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.2		Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3		Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002)
4.4		Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10	.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.3+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008
10.4		Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10	.5+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10	.6+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008.
10	.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10	.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10	.9+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number		Description of Document

10.10		First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.11		Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals.*
10.12		Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*
10	.13+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10.14		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008)
10.15		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008)
10.16		Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008)
10.17		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008.
10.18		Severance and General Release Agreement, dated as of July 22, 2009, by and between Thomas D. Christopoul and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2009).
21.1		List of Subsidiaries.*
23.1		Consent of Independent Registered Public Accounting Firm.*
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Rule 1350 Certification of Chief Executive Officer.*
32.2		Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Resources Connection, Inc.

By:	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer

Date: July 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald B. Murray Donald B. Murray	Executive Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	July 26, 2010

/s/ Nathan W. Franke Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	July 26, 2010

/s/ Anthony Cherbak Anthony Cherbak	Chief Operating Officer, Executive Vice President and Director	July 26, 2010

/s/ Susan J. Crawford Susan J. Crawford	Director	July 26, 2010

/s/ Neil Dimick Neil Dimick	Director	July 26, 2010

/s/ Robert Kistinger Robert Kistinger	Director	July 26, 2010

/s/ A. Robert Pisano A. Robert Pisano	Director	July 26, 2010

/s/ Anne Shih Anne Shih	Director	July 26, 2010

/s/ Jolene Sykes Sarkis Jolene Sykes Sarkis	Director	July 26, 2010

/s/ Michael H. Wargotz Michael H. Wargotz	Director	July 26, 2010

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit
Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
2.2	Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3	Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002)
4.4	Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10.1	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.2	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10.3	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008
10.4	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10.5	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10.6	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008.
10.7	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.8	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.9	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number	Description of Document

10.10	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.11	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals.*
10.12	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.*
10.13	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10.14	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008)
10.15	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008)
10.16	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008)
10.17	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008.
10.18	Severance and General Release Agreement, dated as of July 22, 2009, by and between Thomas D. Christopoul and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2009).
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Rule 1350 Certification of Chief Executive Officer.*
32.2	Rule 1350 Certification of Chief Financial Officer.*

*	Filed herewith