Form 10-Q
period 2010-08-28
RESOURCES CONNECTION INC
filed 2010-10-07
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2010
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
As of September 30, 2010, 46,042,808 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except par value per share)

	August 28,	May 29,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$139,282	$130,659
Short-term investments	5,248	10,246
Trade accounts receivable, net of allowance for doubtful accounts of $5,015 and $5,193 as of August 28, 2010 and May 29, 2010, respectively	73,235	73,936
Prepaid expenses and other current assets	4,581	4,698
Income taxes receivable	1,746	4,575
Deferred income taxes	7,107	7,107

Total current assets	231,199	231,221
Goodwill	173,351	172,632
Intangible assets, net	11,253	12,425
Property and equipment, net	28,077	29,354
Deferred income taxes	26,100	25,846
Other assets	1,791	1,722

Total assets	$471,771	$473,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,583	$14,606
Accrued salaries and related obligations	32,949	37,949
Other current liabilities	5,919	5,194

Total current liabilities	54,451	57,749
Other long-term liabilities, including estimated contingent consideration of $61,079 and $59,792 as of August 28, 2010 and May 29, 2010	63,406	62,210
Deferred income taxes	—	—

Total liabilities	117,857	119,959

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 54,522 and 54,267 shares issued; and 46,041 and 46,265 outstanding as of August 28, 2010 and May 29, 2010, respectively	545	543
Additional paid-in capital	311,556	306,413
Accumulated other comprehensive loss	(2,358)	(4,584)
Retained earnings	231,415	232,034
Treasury stock at cost, 8,481 shares and 8,002 shares at August 28, 2010 and May 29, 2010, respectively	(187,244)	(181,165)

Total stockholders’ equity	353,914	353,241

Total liabilities and stockholders’ equity	$471,771	$473,200

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 28,	August 29,
	2010	2009
	(Amounts in thousands, except per
	share amounts)
Revenue	$123,708	$118,263
Direct cost of services, primarily payroll and related taxes for professional services employees	74,423	73,124

Gross profit	49,285	45,139
Selling, general and administrative expenses	40,875	51,637
Contingent consideration expense	1,287	—
Amortization of intangible assets	1,290	393
Depreciation expense	1,845	2,200

Income (loss) from operations	3,988	(9,091)
Interest income	(128)	(179)

Income (loss) before provision for income taxes	4,116	(8,912)
Provision (benefit) for income taxes	2,886	(1,726)

Net income (loss)	$1,230	$(7,186)

Net income (loss) per common share:
Basic	$0.03	$(0.16)

Diluted	$0.03	$(0.16)

Weighted average common shares outstanding:
Basic	46,263	45,302

Diluted	46,411	45,302

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended
August 28,
2010
(Amounts in thousands)
COMMON STOCK—SHARES:
Balance at beginning of period	54,267
Exercise of stock options	70
Issuance of common stock under Employee Stock Purchase Plan	185

Balance at end of period	54,522

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$543
Exercise of stock options	—
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$545

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$306,413
Exercise of stock options	528
Stock-based compensation expense related to employee stock options and employee stock purchases	2,680
Tax shortfall from employee stock option plans	(206)
Issuance of common stock under Employee Stock Purchase Plan	2,141

Balance at end of period	$311,556

ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN:
Balance at beginning of period	$(4,584)
Currency translation adjustment	2,226

Balance at end of period	$(2,358)

RETAINED EARNINGS:
Balance at beginning of period	$232,034
Cash dividends accrued	(1,849)
Net income	1,230

Balance at end of period	$231,415

TREASURY STOCK—SHARES:
Balance at beginning of period	8,002
Purchase of shares	479

Balance at end of period	8,481

TREASURY STOCK—COST:
Balance at beginning of period	$(181,165)
Purchase of shares	(6,079)

Balance at end of period	$(187,244)

COMPREHENSIVE INCOME:
Net income	$1,230
Currency translation adjustment	2,226

Total comprehensive income	$3,456

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 28,	August 29,
	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$1,230	$(7,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,135	2,593
Stock-based compensation expense related to employee stock options and employee stock purchases	2,680	5,895
Contingent consideration expense	1,287	—
Excess tax benefits from stock-based compensation	(39)	(34)
Provision for uncollectible accounts receivable	—	—
Loss on disposal of fixed assets	41	—
Deferred income tax benefit	(209)	(3,195)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	1,306	6,710
Prepaid expenses and other current assets	201	578
Income taxes receivable	2,753	2,590
Other assets	(48)	110
Accounts payable and accrued expenses	(1,064)	(770)
Accrued salaries and related obligations	(4,647)	(17,058)
Other liabilities	485	(824)

Net cash provided by (used in) operating activities	7,111	(10,591)

Cash flows from investing activities:
Redemption of short-term investments	10,496	20,494
Purchase of short-term investments	(5,498)	(23,250)
Purchases of property and equipment	(446)	(466)

Net cash provided by (used in) investing activities	4,552	(3,222)

Cash flows from financing activities:
Proceeds from exercise of stock options	528	312
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,143	3,000
Purchase of common stock	(6,079)	—
Excess tax benefits from stock-based compensation	39	34

Net cash (used in) provided by financing activities	(3,369)	3,346

Effect of exchange rate changes on cash	329	743

Net increase (decrease) in cash and cash equivalents	8,623	(9,724)
Cash and cash equivalents at beginning of period	130,659	143,247

Cash and cash equivalents at end of period	$139,282	$133,523

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three months ended August 28, 2010 and August 29, 2009
1. Description of the Company and its Business
Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2011 and 2010 consisted of 13 weeks each.
2. Summary of Significant Accounting Policies
Interim Financial Information
The financial information as of and for the three months ended August 28, 2010 and August 29, 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 29, 2010, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).
Contingent Consideration
The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results. During the three months ended August 28, 2010, the Company recorded approximately $1.3 million as contingent consideration expense, representing the change in the fair value of the contingent consideration liability since May 29, 2010 associated with the acquisition of the Sitrick Brincko Group LLC (“Sitrick Brincko Group”; see Note 5 — Acquisitions).
Under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results. The Company determined that the growth targets were not achieved during the three months ended August 28, 2010 and therefore recorded no estimate of the employee portion of the contingent consideration earned during the period.

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
Client Reimbursements of “Out-of-Pocket” Expenses
The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.6 million and $2.0 million for the three months ended August 28, 2010 and August 29, 2009, respectively.
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
3. Stockholders’ Equity
In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The Company purchased approximately 479,000 shares of its common stock at an average price of $12.69 per share for approximately $6.1 million during the first quarter of fiscal 2011. As of August 28, 2010, approximately $20.5 million remains available under the repurchase program.

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
The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 28,	August 29,
	2010	2009
Net income (loss)	$1,230	$(7,186)

Basic:
Weighted average shares	46,263	45,302

Diluted:
Weighted average shares	46,263	45,302
Potentially dilutive shares	148	—

Total dilutive shares	46,411	45,302

Net income (loss) per share:
Basic	$0.03	$(0.16)
Diluted	$0.03	$(0.16)
The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 7.7 million and 6.0 million potential common shares for the three months ended August 28, 2010 and August 29, 2009, respectively.
5. Acquisitions
Acquisition of Sitrick Brincko Group
On November 20, 2009, the Company acquired certain assets of Sitrick And Company (“Sitrick Co”), a strategic communications firm, and Brincko Associates, Inc. (“Brincko”), a corporate advisory and restructuring firm, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, a Delaware limited liability company, formed for the purpose of the acquisition, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual. Prior to the acquisition date, Mr. Sitrick and Nancy Sitrick were the sole shareholders of Sitrick Co and Mr. Brincko was the sole shareholder of Brincko. Also on November 20, 2009, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick (collectively with the Membership Interest Purchase Agreement, the “Acquisition Agreements”). Sitrick Brincko Group is now a wholly-owned subsidiary of the Company. By combining the specialized skill sets of the Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic footprint and client base, the Company believes it will increase its ability to assist clients during challenging periods, particularly in the areas of corporate advisory, strategic communications and restructuring services. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Sitrick Brincko Group.
The Company paid cash aggregating approximately $28.8 million and issued an aggregate of 822,060 shares of restricted common stock valued at approximately $16.1 million to Sitrick Co, Brincko and Mr. Sitrick (collectively, the “Sellers”) in connection with the acquisition. In addition, contingent consideration will be payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average (calculated from each of the four one-year periods following the acquisition date) earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Sitrick Brincko Group exceed $11.3 million. At the end of the four-year earn-out period, the Company will determine if the average annual EBITDA exceeded $11.3 million; if so, the contingent consideration payable is determined by multiplying the average annual EBITDA by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements).
Under accounting rules for business combinations effective for the Company at the beginning of fiscal 2010, obligations that are contingently payable to the Sellers based upon the occurrence of one or more future events are to be estimated and recorded as a discounted liability on the Company’s balance sheet even though the consideration is based on future events. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the average EBITDA during the four-year earn-out measurement period and then assigned a probability weight to each scenario. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements). The Company recorded this potential future obligation using an original discount rate of 1.9%, representing the time value of money over the four-year period. The Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company. Because the contingent consideration is not subject to a ceiling and future EBITDA of Sitrick Brincko Group is theoretically unlimited, the range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. The estimated fair value of the contractual obligation to pay the contingent consideration recognized as of August 28, 2010 was $61.1 million. Each reporting period, the Company will estimate changes in this estimated fair value of contingent consideration and any change in this estimate will be recognized in the Company’s Consolidated Statements of Operations. For the three months ended August 28, 2010, the Company recognized approximately $1.3 million of expense related to the change in the estimated value of contingent consideration. The estimated change is attributable to accretion and a slight change in the discount rate. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.
In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets for Sitrick Brincko Group are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. For the three months ended August 28, 2010, the Company determined that the growth targets were not achieved and recorded no estimate of the employee portion of the contingent consideration earned during the period. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.
Sitrick Brincko Group contributed approximately $6.2 million to revenue and approximately $945,000 to pre-tax earnings for the three months ended August 28, 2010. Pre-tax earnings include approximately $968,000 of amortization expense in the quarter for amortizable intangible assets of Sitrick Brincko Group.
The following table presents unaudited pro forma revenue and net income for the three months ended August 29, 2009 as if the acquisition of Sitrick Brincko Group and the personal goodwill of Michael Sitrick had occurred on June 1, 2008. The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2008, nor does it intend to be a projection of future results (in thousands).

Pro Forma Three
Months Ended
August 29, 2009
Revenue	$124,868
Net loss	$(6,563)
Due to differences in the reporting periods of the Company, Sitrick Co and Brincko, the preceding unaudited pro forma financial information for the three months ended August 29, 2009 combines the Company’s financial results for the three months ended August 29, 2009 with the combined financial results of Sitrick Co and Brincko for the three months ended September 30, 2009. Certain of the assets and liabilities of Sitrick Co and Brincko were retained by Sitrick Co and Brincko and not contributed to Sitrick Brincko Group. These assets and liabilities include 1) certain property and equipment of Sitrick Co and Brincko; 2) debt related to certain property and equipment or due to the CEO of Sitrick Co; and 3) pension liabilities of Brincko. The pro forma financial information presented above has been reported after applying the Company’s accounting policies and adjusting the results of Sitrick Co and Brincko to reflect the elimination of these assets and liabilities and related expenses.
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

Contingent consideration related to acquisitions in fiscal 2009
The purchase agreements for acquisitions completed by the Company in fiscal 2009 require possible contingent consideration payments which are not recorded as liabilities in these financial statements. For Xperianz, an Ohio-based provider of professional services acquired on May 12, 2009, the Company is required to pay up to $1.1 million in additional cash in fiscal years 2011 and 2012, provided certain revenue and gross margin milestones are met. For Kompetensslussen X-tern Personalfunktion AB, a Sweden-based provider of human capital services, the Company is required to make earn-out payments based on the achievement of certain financial results for calendar year 2010. The earn-out is two-tiered, and is subject to gross margin goals. The first tier earn-out may be up to 8.0 million Swedish Krona (SEK) and is payable equally in cash and stock of the Company; the second tier earn-out may be up to 3.0 million SEK, payable in cash. If earned, payments are to be made no later than March 31, 2011.
6. Goodwill and Intangible Assets
The following table presents details of our intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of August 28, 2010			As of May 29, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 – 7 years)	$17,866	$(10,494)	$7,372	$17,684	$(9,372)	$8,312
Consultant and customer database (1 – 5 years)	2,322	(2,090)	232	2,305	(2,051)	254
Non-compete agreements (1 – 5 years)	3,215	(662)	2,553	3,207	(504)	2,703
Trade name and trademark (5 years)	1,281	(185)	1,096	1,281	(125)	1,156

Total	$24,684	$(13,431)	$11,253	$24,477	$(12,052)	$12,425

The Company recorded amortization expense of $1.3 million and $393,000 for the three months ended August 28, 2010 and August 29, 2009, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 28, 2011, May 26, 2012, May 25, 2013, May 31, 2014 and May 30, 2015 is $5.0 million, $3.3 million, $1.7 million, $1.6 million and $0.9 million, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of our international operations that have amortizable intangible assets into U.S. dollars.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 29, 2010, and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology, the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No goodwill impairment was indicated as of May 29, 2010 or August 28, 2010.
The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Quarter Ended
	August 28,	August 29,
	2010	2009
Goodwill, beginning of year	$172,632	$111,084
Acquisitions	—	—
Impact of foreign currency exchange rate changes	719	570

Goodwill, end of quarter	$173,351	$111,654

7. Selling, general and administrative expenses
During the first quarter of fiscal 2010, the Company announced the resignation of two senior executives from the Company. In connection with those resignations, the Company incurred $4.8 million in severance costs and $2.2 million of compensation expense related to the acceleration of vesting of certain stock option grants. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the three months ended August 29, 2009.
8. Provision for Income Taxes
The Company’s provision (benefit) for income taxes was $2.9 million and ($1.7) million for the three months ended August 28, 2010 and August 29, 2009, respectively.
The provision (benefit) for taxes in the first quarter of fiscal 2011 and 2010 results from taxes on income (or credits for losses) in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates, and no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established. As a result, the effective tax rate was 70.7% in the first quarter of fiscal 2011 and a benefit percentage of 19.1% for the first quarter of fiscal 2010.
In addition, the unpredictability of the timing and amount of eligible disqualifying incentive stock options (“ISO”) exercises impacts the Company’s effective tax rate. Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $854,000 and $1.5 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2011 and 2010, respectively.

9. Segment Reporting
The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2— Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended May 29, 2010. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the
	Three Months Ended		Long-Lived Assets (1) as of
	August 28,	August 29,	August 28,	May 29,
	2010	2009	2010	2010
United States	$95,467	$88,007	$182,521	$184,524
The Netherlands	6,916	11,345	25,940	25,615
Other	21,325	18,911	4,221	4,272

Total	$123,708	$118,263	$212,682	$214,411

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software, furniture and leasehold improvements.
10. Stock-Based Compensation Plans
Stock Options and Restricted Stock
As of August 28, 2010, the Company had outstanding grants under the following share-based compensation plans:
•	2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of August 28, 2010, 2,101,000 shares were available for future award grants under the 2004 Plan.
•	The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.
The following table summarizes the stock option activity for the three months ended August 28, 2010 (number of options and intrinsic value in thousands):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 29, 2010	8,486	$20.51	6.26	$7,487
Granted, at fair market value	32	$13.13
Exercised	(48)	$8.38
Forfeited	(182)	$22.96

Outstanding at August 28, 2010	8,288	$20.50	6.01	$997

Exercisable at August 28, 2010	5,808	$21.26	4.97	$997

Stock-Based Compensation Expense
The Company’s income (loss) before provision for income taxes included compensation expense for the three months ended August 28, 2010 and August 29, 2009 of $2.7 million and $5.9 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). Included in the $5.9 million of stock-based compensation expense for the three months ended August 29, 2009 is the acceleration of an additional $2.2 million of compensation expense related to the resignation of two senior executives during the first quarter of fiscal 2010. There were no capitalized share-based compensation costs for the three months ended August 28, 2010 and August 29, 2009.

The weighted average estimated value per share of employee stock options granted during the three months ended August 28, 2010 was $4.77 using the Black-Scholes model with the following assumptions:

Three Months Ended
August 28, 2010
Expected volatility	43.6%
Risk-free interest rate	1.8%
Expected dividends	1.3%
Expected life	5.1 years
Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s Statements of Cash Flows. For the three months ended August 28, 2010 and August 29, 2009, gross excess tax benefits totaled $39,000 and $34,000, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 28, 2010. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 28, 2010 and August 29, 2009 was $174,000 and $260,000, respectively. As of August 28, 2010, there was $15.6 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 30 months.
Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the three months ended August 28, 2010 and August 29, 2009 were $2.7 million and $3.3 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 185,000 and 370,000 shares of common stock pursuant to this plan for the three months ended August 28, 2010 and the year ended May 29, 2010, respectively. There were 1,807,000 shares of common stock available for issuance under the ESPP as of August 28, 2010.
11. Accrued Dividend Payable and Supplemental Cash Flow Information
The Company’s board of directors announced July 20, 2010 that it had authorized the establishment of a regular quarterly dividend of $0.04 per common share, payable in cash on September 15, 2010 to shareholders of record at the close of business on August 18, 2010. The accrual for the dividend payable of approximately $1.8 million as of August 28, 2010 is included in “accounts payable and accrued expenses” in the Consolidated Balance Sheet. The Statement of Cash Flows for the three months ended August 28, 2010 does not include the accrual for the dividend payable under the caption “cash flows from financing activities” as it was paid after the end of the first quarter of fiscal 2011.
12. Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Part II Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 29, 2010 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview
Resources Global is a multinational professional services firm that provides clients with experienced professionals specializing in finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:
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
We were founded in June 1996 as a division of Deloitte & Touche and operated as Resources Connection, LLC, a wholly-owned subsidiary of Deloitte & Touche, from January 1997 until April 1999. In November 1998, our management formed RC Transaction Corp., renamed Resources Connection, Inc., to raise capital for an intended management-led buyout. In April 1999, we completed the management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multinational capabilities.
We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of August 28, 2010, the Company served clients through 53 offices in the United States and 29 offices abroad.
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
Contingent consideration — The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. In addition, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s Consolidated Statements of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.
Under the terms of the Acquisition Agreements for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. The Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s Consolidated Statements of Operations.
In addition, under the terms of the Acquisition Agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results.
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
In accordance with the required accounting guidance, the Company estimates a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.
As permitted under Staff Accounting Bulletin No. 107, the Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. On July 20, 2010, the Company’s board of directors announced the commencement of a quarterly dividend of $0.04 per common share, subject to quarterly Board approval. Consequently, effective with option grants in the first quarter of fiscal 2011, the impact of expected dividends is now incorporated in determining the estimated value per share of employee stock option grants using the Black-Scholes model. The Company’s historical expected life of stock option grants is 5.1 years for non-officers and 6.9 years for officers.
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

	For the Quarter Ended
	August 28,	August 29,
	2010	2009
	(Amounts in thousands)
Revenue	$123,708	$118,263
Direct cost of services	74,423	73,124

Gross profit	49,285	45,139
Selling, general and administrative expenses	40,875	51,637
Contingent consideration expense	1,287	—
Amortization of intangible assets	1,290	393
Depreciation expense	1,845	2,200

Income (loss) from operations	3,988	(9,091)
Interest income	(128)	(179)

Income (loss) before provision for income taxes	4,116	(8,912)
Provision (benefit) for income taxes	2,886	(1,726)

Net income (loss)	$1,230	$(7,186)

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as earnings (loss) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and contingent consideration expense. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the first quarters of fiscal 2011 and 2010 and includes a reconciliation of such measures to net income (loss), the most directly comparable GAAP financial measure:

	For the Quarter Ended
	August 28,	August 29,
	2010	2009
	(Amounts in thousands, except
	margin per cent)
Net income (loss)	$1,230	$ (7,186)
Adjustments:
Amortization of intangible assets	1,290	393
Depreciation expense	1,845	2,200
Interest income	(128)	(179)
Provision (benefit) for income taxes	2,886	(1,726)

EBITDA	7,123	(6,498)
Stock-based compensation expense	2,680	5,895
Contingent consideration expense	1,287	—

Adjusted EBITDA	$11,090	$(603)

Revenue	$123,708	$118,263

Adjusted EBITDA margin	9.0%	(0.5%)

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
Three Months Ended August 28, 2010 Compared to Three Months Ended August 29, 2009
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue increased $5.4 million, or 4.6%, to $123.7 million for the three months ended August 28, 2010 from $118.3 million for the three months ended August 29, 2009. Included in revenue for the three months ended August 28, 2010 was $6.2 million from the operations of Sitrick Brincko Group, acquired November 20, 2009. Absent the impact of Sitrick Brincko Group, revenue in the first quarter of fiscal 2011 remained relatively flat compared to the first quarter of fiscal 2010. We believe we have improved the awareness of our service offerings with clients and prospective clients through our completed and on-going engagements in our various service lines
The number of hours worked in the first quarter of fiscal 2011 increased about 4.9% compared with the prior year first quarter and average bill rates were about the same. The number of consultants on assignment as of August 28, 2010 was 2,072 compared to 1,945 consultants engaged as of August 29, 2009.
On a sequential quarter basis, fiscal 2011 first quarter revenues decreased from $133.9 million to $123.7 million and hours declined about 4.8%. The decrease in hours worked reflects increased vacation time during the summer period by our consultants, both in the United States as well as internationally. Bill rates also decreased about 3.0% between the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011, partly attributable to a lower level of revenue from the Sitrick Brincko Group which traditionally has a higher average bill rate per hour. The decrease in revenues from the previous quarter had a negative impact on leverage, evidenced by the increase in the ratio of direct cost of services to revenue from 58.6% to 60.2%, and the ratio of selling, general and administrative expenses to revenue from 32.1% to 33.0%, for the quarters ended May 29, 2010 and August 28, 2010, respectively.
We operated 82 offices as of both August 28, 2010 and August 29, 2009. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.
Revenue for the Company’s major practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	August 28,	August 29,	%	August 28,	August 29,
	2010	2009	Change	2010	2009
North America	$98,704	$90,327	9.3%	79.8%	76.4%
Europe	17,783	21,468	(17.2)%	14.4%	18.1%
Asia Pacific	7,221	6,468	11.6%	5.8%	5.5%

Total	$123,708	$118,263	4.6%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2010 and fiscal 2009 conversion rates, international revenues would have been higher than reported under GAAP by $1.0 million and $2.8 million in the first quarters of fiscal 2011 and 2010, respectively.
We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients’ demand for the services we provide.

Direct Cost of Services. Direct cost of services increased $1.3 million, or 1.8%, to $74.4 million for the three months ended August 28, 2010 from $73.1 million for the three months ended August 28, 2009. Direct cost of services increased because the number of hours worked rose 4.9% in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010, offset partially by a 4.6% decline in the average pay rate per hour to our consultants. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.2% and 61.8% for the three months ended August 28, 2010 and August 29, 2009, respectively. The improvement in the direct cost of services percentage between the quarters resulted from the blended impact of higher margin work performed for Sitrick Brincko Group clients and fewer claims under the Company’s self-insured healthcare plans, offset by a decrease in the ratio of pay rate to bill rate.
Our target direct cost of services percentage is 60% for all of our offices.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue were 33.1% and 43.6% for the quarters ended August 28, 2010 and August 29, 2009, respectively. S, G &A decreased $10.7 million, or 20.7%, to $40.9 million for the three months ended August 28, 2010 from $51.6 million for the three months ended August 29, 2009.
The three months ended August 29, 2009 included $7.0 million of expenses related to the resignation of two senior executives during the quarter, including the acceleration of recognition of compensation expense for employee stock option grants of $2.2 million. The remaining $3.7 million decrease quarter-over-quarter is primarily related to management and administrative headcount driven reductions in salary, benefits, stock based compensation and related costs as headcount decreased from 757 at the end of the first quarter of fiscal 2010 to 713 at the end of the first quarter of fiscal 2011. These reductions were mitigated by the addition of S, G &A related to operations of the Sitrick Brincko Group, acquired on November 20, 2009 and included in quarterly results only since the acquisition.
Employee Portion of Contingent Consideration and Contingent Consideration Expense. Contingent consideration expense recorded for the three months ended August 28, 2010 was $1.3 million. The Company did not record any additional employee portion of contingent consideration expense as it was not probable that certain growth targets were achieved this quarter. As further described in “Critical Accounting Policies — Contingent Consideration” above, estimates related to these two contingent amounts were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated value of contingent consideration attributable to the time value of money (accretion) and a slight change in the discount rate applied in the calculation (in the case of contingent consideration expense). Both of these estimates require very subjective assumptions to be made of various potential operating result scenarios and future revision to these assumptions could materially change the estimate of the amount of either liability and therefore materially affect the Company’s future financial results and financial condition.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $1.3 million for the three months ended August 28, 2010 from $393,000 for the three months ended August 29, 2009. The increase is the result of amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group. Those assets include: $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog will be amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. Based upon identified intangible assets recorded at August 28, 2010, the Company anticipates amortization expense related to identified intangible assets to approximate $5.0 million during the fiscal year ending May 28, 2011.
Depreciation expense was $1.8 million for the three months ended August 28, 2010 compared to $2.2 million for the three months ended August 29, 2009. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and the Company has slowed the amount invested in property and equipment beginning in fiscal 2010 as compared to previous fiscal years.
Interest Income. Interest income was $128,000 in the first quarter of fiscal 2011 compared to $179,000 in the first quarter of fiscal 2010. The decrease in interest income in the first quarter of fiscal 2011 is the result of a lower average balance for investment available in fiscal 201 and, to a lesser extent, declining interest rates as compared to the prior year’s first quarter.
The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of August 28, 2010, the Company also has $5.2 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company provided for income taxes of $2.9 million for the three months ended August 28, 2010 while there was a benefit for income taxes of $1.7 million for the three months ended August 29, 2009. The provision increased because of the Company’s pre-tax income position in the first quarter of fiscal 2011 as compared to the pretax loss in the first quarter of fiscal 2010. The provision for taxes in fiscal 2011 results from taxes on income in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates, and no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established. As a result, the effective tax rate was 70.7% in the first quarter of fiscal 2011 and a benefit percentage of 19.1% for the first quarter of fiscal 2010. The disproportionate effective tax rates are also the result of the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISO”) in proportion to lower pretax income amounts. Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions.
Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a full valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will remain constant in the future.
Under accounting rules governing stock awards, the Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $854,000 and $1.5 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2011 and 2010, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during fiscal 2010 as compared to expense related to ESPPs. However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.
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
The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2010. The Company currently intends to renew the agreement following its expiration. As of August 28, 2010, the Company had approximately $1.5 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.5 million of outstanding letters of credit in favor of third parties related to operating leases. As of August 28, 2010, the Company was in compliance with all covenants included in the Credit Agreement.
Operating activities provided $7.1 million in cash for the three months ended August 28, 2010 compared to cash used of $10.6 million for the three months ended August 29, 2009. Cash provided by operations in the first three months of fiscal 2011 resulted from net income of $1.2 million and net unfavorable cash changes in operating assets and liabilities of $1.0 million, offset by favorable non-cash items of $6.9 million. In the first three months of fiscal 2010, cash used in operations resulted from net loss of $7.2 million, offset by non-cash items of $5.3 million, less net cash changes in operating assets and liabilities of $8.7 million. The primary cause of the favorable change in operating cash flows between the two years was the Company’s net profit in the first three months of fiscal 2011 and the slowing of the decrease in the amounts accrued for salary and related expenses between the two years.

Non-cash items include expense for stock-based compensation and contingent consideration expense; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and the changes in the fair value of contingent consideration resulting from the time value of money and changes in discount rates. As of August 28, 2010, the Company had $144.5 million of cash, cash equivalents and short-term investments.
Net cash provided by investing activities was $4.6 million for the first three months of fiscal 2011 compared to net cash used in investing activities of $3.2 million in the comparable prior year period. Cash received from the redemption of short-term investments (primarily commercial paper), net of cash used to purchase short-term investments, resulted in a net source of $5.0 million in the first three months of fiscal 2011 compared to a net use from the redemption of short-term investments of $2.8 million in the first three months of fiscal 2010.
Net cash used in financing activities totaled $3.4 million for the three months ended August 28, 2010, compared to a source of cash of $3.3 million for the three months ended August 29, 2009. The Company received $600,000 less in the first three months of fiscal 2011 compared to the same period of fiscal 2010 from the exercise of employee stock options and issuance of shares via the Company’s ESPP. Also, the Company used $6.1 million in the first three months of fiscal 2011 to purchase 479,000 shares of its common stock on the open market, but did not purchase any shares in the comparable period of fiscal 2010.
Subsequent to the end of fiscal 2010, the Company’s board of directors announced it had authorized the establishment of a quarterly cash dividend, subject to quarterly approval by the board, of $0.04 per common share. The first dividend of approximately $1.8 million, paid on September 15, 2010, is accrued in the Company’s Consolidated Balance Sheet as of August 28, 2010.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 12 to the Consolidated Financial Statements for the three months ended August 28, 2010 and August 29, 2009.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. At August 28, 2010, we had approximately $144.5 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
Foreign Currency Exchange Rate Risk. For the quarter ended August 28, 2010, approximately 22.8% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 83.7% of our balances of cash, cash equivalents and short-term investments as of August 28, 2010 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Euros, or British Pound Sterling. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains. Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 28, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 28, 2010. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 28, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2010, which was filed with the Securities and Exchange Commission on July 27, 2010. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.
A continuation of the economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.
Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. In addition, during fiscal 2009, many European and Asia Pacific countries reported significant contraction in their economies. Continued deterioration of the United States and international economies or a less robust economic recovery, coupled with tight credit markets, could result in a further reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.
A soft economic recovery or continuation of an economic downturn in some markets we operate in may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.
In addition, we are required to periodically, but at least annually, assess the recoverability of certain assets, including deferred tax assets and goodwill. Continued softening of the United States economy and the downturn in international economies could adversely affect our evaluation of the recoverability of deferred tax assets, requiring us to record additional tax valuation allowances. Our assessment of impairment of goodwill is currently based upon comparing our market capitalization to our net book value. Therefore, a significant downturn in the future market value of our stock could potentially result in impairment reductions of goodwill and such an adjustment could materially affect the Company’s future financial results and financial condition.

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
Many of our engagements with our clients involve projects that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we are currently not subject to a legal claim filed by a client, it remains possible, because of the nature of our business, that we may be involved in litigation in the future. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.
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
We cannot assure you that we will be successful in accomplishing any of these factors and, even if we are, we cannot guarantee that we will be successful in attracting and retaining the number of highly qualified and experienced consultants necessary to maintain and grow our business.
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
Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the year ended May 29, 2010. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.
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

It may be difficult for a third party to acquire the Company, and this could depress our stock price.
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
The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note 11 — Stockholders’ Equity — of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 29, 2010. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of the Company or our management by deterring acquisitions of our stock not approved by our board of directors.
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
On July 20, 2010, our board of directors announced the establishment of a quarterly dividend, subject to quarterly board of directors approval, of $0.04 per share. The payment of, or continuation of, the quarterly dividend will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the first quarter of fiscal 2011 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
May 30, 2010 – June 26, 2010	—	$—	—	$26,550,765
June 27, 2010 – July 24, 2010	127,700	$12.28	127,700	$24,982,630
July 25, 2010 – August 28, 2010	351,300	$12.84	351,300	$20,472,381

Total May 30, 2010 – August 28, 2010	479,000	$12.69	479,000	$20,472,381

Item 6. Exhibits
The exhibits listed in the Exhibits Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.
Date: October 7, 2010	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 7, 2010	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.19	*+	Resources Connection, Inc. Executive Incentive Plan FY 2011.

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*‡	XBRL Instance

101.SCH	*‡	XBRL Taxonomy Extension Schema

101.CAL	*‡	XBRL Taxonomy Extension Calculation

101.DEF	*‡	XBRL Taxonomy Extension Definition

101.LAB	*‡	XBRL Taxonomy Extension Labels

101.PRE	*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.