Form 10-Q
period 2010-11-27
RESOURCES CONNECTION INC
filed 2011-01-06
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2010
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
As of December 27, 2010, 46,060,820 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except par value per share)

	November 27,	May 29,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$131,432	$130,659
Short-term investments	15,242	10,246
Trade accounts receivable, net of allowance for doubtful accounts of $4,967 and $5,193 as of November 27, 2010 and May 29, 2010, respectively	80,262	73,936
Prepaid expenses and other current assets	4,566	4,698
Income taxes receivable	4,089	4,575
Deferred income taxes	7,107	7,107

Total current assets	242,698	231,221
Goodwill	174,281	172,632
Intangible assets, net	10,110	12,425
Property and equipment, net	27,207	29,354
Deferred income taxes	16,376	25,846
Other assets	1,489	1,722

Total assets	$472,161	$473,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,432	$14,606
Accrued salaries and related obligations	34,760	37,949
Other current liabilities	6,546	5,194

Total current liabilities	58,738	57,749
Other long-term liabilities, including estimated contingent consideration of $37,379 and $59,792 as of November 27, 2010 and May 29, 2010	39,616	62,210

Total liabilities	98,354	119,959

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 54,614 and 54,267 shares issued; and 46,054 and 46,265 outstanding as of November 27, 2010 and May 29, 2010, respectively	546	543
Additional paid-in capital	315,031	306,413
Accumulated other comprehensive loss	(304)	(4,584)
Retained earnings	247,047	232,034
Treasury stock at cost, 8,560 shares and 8,002 shares at November 27, 2010 and May 29, 2010, respectively	(188,513)	(181,165)

Total stockholders’ equity	373,807	353,241

Total liabilities and stockholders’ equity	$472,161	$473,200

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009

Revenue	$138,534	$121,526	$262,242	$239,789
Direct cost of services, primarily payroll and related taxes for professional services employees	83,787	75,172	158,210	148,296

Gross profit	54,747	46,354	104,032	91,493
Selling, general and administrative expenses	42,732	44,243	83,607	95,880
Contingent consideration adjustment	(23,700)	—	(22,413)	—
Amortization of intangible assets	1,310	438	2,600	831
Depreciation expense	1,870	2,171	3,715	4,371

Income (loss) from operations	32,535	(498)	36,523	(9,589)
Interest income	(114)	(167)	(242)	(346)

Income (loss) before provision for income taxes	32,649	(331)	36,765	(9,243)
Provision (benefit) for income taxes	15,178	1,581	18,064	(145)

Net income (loss)	$17,471	$(1,912)	$18,701	$(9,098)

Net income (loss) per common share:
Basic	$0.38	$(0.04)	$0.41	$(0.20)

Diluted	$0.38	$(0.04)	$0.40	$(0.20)

Weighted average common shares outstanding:
Basic	46,048	45,540	46,156	45,420

Diluted	46,283	45,540	46,347	45,420

Cash dividends declared per share	$0.04	$—	$0.08	$—

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

Six Months Ended
November 27,
2010
COMMON STOCK—SHARES:
Balance at beginning of period	54,267
Exercise of stock options	162
Issuance of common stock under Employee Stock Purchase Plan	185

Balance at end of period	54,614

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$543
Exercise of stock options	1
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$546

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$306,413
Exercise of stock options	1,531
Stock-based compensation expense related to employee stock options and employee stock purchases	5,269
Tax shortfall from employee stock option plans	(323)
Issuance of common stock under Employee Stock Purchase Plan	2,141

Balance at end of period	$315,031

ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN:
Balance at beginning of period	$(4,584)
Currency translation adjustment	4,280

Balance at end of period	$(304)

RETAINED EARNINGS:
Balance at beginning of period	$232,034
Cash dividends ($0.08 per share)	(3,688)
Net income	18,701

Balance at end of period	$247,047

TREASURY STOCK—SHARES:
Balance at beginning of period	8,002
Purchase of shares	558

Balance at end of period	8,560

TREASURY STOCK—COST:
Balance at beginning of period	$(181,165)
Purchase of shares	(7,348)

Balance at end of period	$(188,513)

COMPREHENSIVE INCOME:
Net income	$18,701
Currency translation adjustment	4,280

Total comprehensive income	$22,981

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	November 27,	November 28,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$18,701	$(9,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,315	5,202
Stock-based compensation expense related to employee stock options and employee stock purchases	5,269	9,424
Contingent consideration adjustment	(22,413)	—
Excess tax benefits from stock-based compensation	(159)	(176)
Loss on disposal of fixed assets	45	—
Deferred income tax expense (benefit)	9,516	(5,240)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(4,866)	3,507
Prepaid expenses and other current assets	407	293
Income taxes receivable	597	5,731
Other assets	273	14
Accounts payable and accrued expenses	533	897
Accrued salaries and related obligations	(3,944)	(16,054)
Other liabilities	883	3

Net cash provided by (used in) operating activities	11,157	(5,497)

Cash flows from investing activities:
Redemption of short-term investments	15,994	25,744
Purchase of short-term investments	(20,990)	(23,502)
Acquisition of Sitrick Brincko Group, net of cash acquired	—	(28,541)
Purchases of property and equipment	(1,308)	(1,164)

Net cash used in investing activities	(6,304)	(27,463)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,532	2,102
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,143	3,000
Purchase of common stock	(7,348)	—
Cash dividends paid	(1,849)	—
Excess tax benefits from stock-based compensation	159	176

Net cash (used in) provided by financing activities	(5,363)	5,278

Effect of exchange rate changes on cash	1,283	1,926

Net increase (decrease) in cash and cash equivalents	773	(25,756)
Cash and cash equivalents at beginning of period	130,659	143,247

Cash and cash equivalents at end of period	$131,432	$117,491

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and six months ended November 27, 2010 and November 28, 2009
1. Description of the Company and its Business
Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services primarily under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2011 and 2010 consisted of 13 weeks each.
2. Summary of Significant Accounting Policies
Interim Financial Information
The financial information as of and for the three and six months ended November 27, 2010 and November 28, 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Contingent Consideration
The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. See Note 5 — Acquisitions for discussion of adjustments to the fair value of contingent consideration during the second quarter of fiscal 2011.
Under the terms of the acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results. The Company determined that the growth targets were not achieved during the six months ended November 27, 2010 and, therefore, recorded no estimate of the employee portion of the contingent consideration earned during the period.

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
Client Reimbursements of “Out-of-Pocket” Expenses
The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.4 million and $2.1 million for the three months ended November 27, 2010 and November 28, 2009, respectively, and $6.0 million and $4.1 million for the six months ended November 27, 2010 and November 28, 2009, respectively.
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
3. Stockholders’ Equity
In July 2007, the Board of Directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. The Company purchased approximately 79,000 and 558,000 shares of its common stock at an average price of $16.16 and $13.17 per share for approximately $1.3 million and $7.3 million during the three and six months ended November 27, 2010, respectively. As of November 27, 2010, approximately $19.2 million remains available under the repurchase program.
4. Net Income Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company incurred a net loss for the three and six months ended November 28, 2009; as a result, all common equivalent shares for those periods have been excluded from computing diluted earnings per share as their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are also anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009
Net income (loss)	$17,471	$(1,912)	$18,701	$(9,098)

Basic:
Weighted average shares	46,048	45,540	46,156	45,420

Diluted:
Weighted average shares	46,048	45,540	46,156	45,420
Potentially dilutive shares	235	—	191	—

Total dilutive shares	46,283	45,540	46,347	45,420

Net income (loss) per share:
Basic	$0.38	$(0.04)	$0.41	$(0.20)
Diluted	$0.38	$(0.04)	$0.40	$(0.20)
The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 6.5 million and 5.6 million potential common shares for the three months ended November 27, 2010 and November 28, 2009, respectively and approximately 7.1 million and 5.8 million potential common shares for the six months ended November 27, 2010 and November 28, 2009, respectively.
5. Acquisitions
Acquisition of Sitrick Brincko Group
On November 20, 2009, the Company acquired certain assets of Sitrick And Company (“Sitrick Co”), a strategic communications firm, and Brincko Associates, Inc. (“Brincko”), a corporate advisory and restructuring firm, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, a Delaware limited liability company, formed for the purpose of the acquisition, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual. Prior to the acquisition date, Mr. Sitrick and Nancy Sitrick were the sole shareholders of Sitrick Co and Mr. Brincko was the sole shareholder of Brincko. Also on November 20, 2009, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick (collectively with the Membership Interest Purchase Agreement, the “Acquisition Agreements”). Sitrick Brincko Group is now a wholly-owned subsidiary of the Company. By combining the specialized skill sets of the Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic footprint and client base, the Company believes it will increase its ability to assist clients during challenging periods, particularly in the areas of management consulting corporate advisory, strategic communications and restructuring services. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Sitrick Brincko Group.
The Company paid cash aggregating approximately $28.8 million and issued an aggregate of 822,060 shares of restricted common stock valued at approximately $16.1 million to Sitrick Co, Brincko and Mr. Sitrick (collectively, the “Sellers”) in connection with the acquisition. In addition, contingent consideration will be payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Sitrick Brincko Group exceed $11.3 million, calculated from each of the four one-year periods following the acquisition date. At the end of the four-year earn-out period, the Company will determine if the average annual EBITDA exceeded $11.3 million; if so, the contingent consideration payable is determined by multiplying the average annual EBITDA by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements).
Under accounting rules for business combinations, obligations that are contingently payable to the Sellers based upon the occurrence of one or more future events are to be estimated and recorded as a discounted liability on the Company’s balance sheet even though the consideration is based on future events. The Company estimated at November 28, 2009 the fair value of the obligation to pay contingent consideration based on a number of different projections of the average EBITDA during the four-year earn-out measurement period and then assigned a probability weight to each scenario. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements). Because the contingent consideration is not subject to a ceiling and future EBITDA of Sitrick Brincko Group is theoretically unlimited, the range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount.

Each reporting period, the Company reviews its estimates of the fair value of contingent consideration and any change in the estimate will be recognized in the Company’s Consolidated Statements of Operations. Sitrick Brincko Group’s EBITDA for the first annual measurement period was $8.9 million, approximately $2.4 million below the required base. Based upon the first year actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the three years remaining in the earn-out period, the Company estimated the current fair value of the contingent consideration payable to Sitrick and Brincko to be $46.2 million (inclusive of the portion potentially payable to employees discussed below), representing a non-cash decrease of $23.7 million from the previous estimate and reflected in the Company’s Consolidated Statements of Operations. On an after tax basis, the fair value adjustment increased net income by $14.0 million or $0.30 per share. If Sitrick Brincko Group’s annual average EBITDA during the four-year earn-out period exceeds $11.3 million, the Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company.
The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results. A future increase in the estimated contingent consideration liability is an additional expense in the Consolidated Statement of Operations or a future decrease in the estimated contingent liability is a reduction in expense in the Consolidated Statement of Operations.
In addition, under the terms of the Acquisition Agreements, up to 20% of the fair value of contingent consideration (currently estimated to be $46.2 million) is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets for Sitrick Brincko Group are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. For the six months ended November 27, 2010, the Company determined that the growth targets were not achieved and recorded no estimate of the employee portion of the contingent consideration earned during the period. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.
Sitrick Brincko Group contributed approximately $12.9 million to revenue and approximately $1.9 million to pre-tax earnings for the six months ended November 27, 2010. Pre-tax earnings include approximately $1.9 million of amortization expense in the six month period for amortizable intangible assets of Sitrick Brincko Group.
In accordance with GAAP, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The original total intangible assets acquired include approximately $64.5 million of goodwill, $23.7 million of long-term deferred tax asset, $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog will be amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years, except any contingent consideration payable at the end of the four-year earn-out will be deductible for tax purposes from the date of payment over 15 years.
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
6. Goodwill and Intangible Assets
The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of November 27, 2010			As of May 29, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 – 7 years)	$18,124	$(11,665)	$6,459	$17,684	$(9,372)	$8,312
Consultant and customer database (1 – 5 years)	2,345	(2,133)	212	2,305	(2,051)	254
Non-compete agreements (1 – 5 years)	3,225	(822)	2,403	3,207	(504)	2,703
Trade name and trademark (5 years)	1,281	(245)	1,036	1,281	(125)	1,156

Total	$24,975	$(14,865)	$10,110	$24,477	$(12,052)	$12,425

The Company recorded amortization expense of $1.3 million and $438,000 for the three months ended November 27, 2010 and November 28, 2009, respectively, and $2.6 million and $831,000 for the six months ended November 27, 2010 and November 28, 2009, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 28, 2011, May 26, 2012, May 25, 2013, May 31, 2014 and May 30, 2015 is $5.3 million, $3.3 million, $1.7 million, $1.7 million and $0.9 million, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations, that have amortizable intangible assets, into U.S. dollars.
Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 29, 2010, and concluded that no impairment was indicated at that date. The Company will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology, the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. There were no indicators of impairment as of November 27, 2010.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Six Months Ended
	November 27,	November 28,
	2010	2009
Goodwill, beginning of year	$172,632	$111,084
Acquisitions	—	63,751
Impact of foreign currency exchange rate changes	1,649	1,389

Goodwill, end of period	$174,281	$176,224

7. Selling, General and Administrative Expenses
During the first quarter of fiscal 2010, the Company announced the resignation of two senior executives from the Company. In connection with those resignations, the Company incurred $4.8 million in severance costs and $2.2 million of compensation expense related to the acceleration of vesting of certain stock option grants. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the six months ended November 28, 2009.
8. Provision for Income Taxes
The Company’s provision for income taxes was $15.2 million and $1.6 million for the three months ended November 27, 2010 and November 28, 2009, respectively.

The provision for taxes in the second quarter of fiscal 2011 and 2010 results from taxes on income in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates, and no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established. In addition, tax expense for the second quarter of fiscal 2011 includes the effect of the Company’s reduction of the tax deductible goodwill deferred tax asset that resulted from the adjustment of the estimated fair value of contingent consideration. Realization of deferred tax assets is dependent upon generating sufficient future taxable income. The Company recorded a $769,000 charge to establish a valuation allowance on certain foreign deferred tax assets in the second quarter of fiscal 2011. As a result, the effective tax rate was 46.6% in the second quarter of fiscal 2011 and (477.6%) for the second quarter of fiscal 2010. In addition, the unpredictability of the timing and amount of eligible disqualifying incentive stock options (“ISO”) exercises impacts the Company’s effective tax rate. Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $837,000 and $845,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2011 and 2010, respectively.

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

	Revenue for the		Revenue for the
	Three Months Ended		Six Months Ended		Long-Lived Assets (1) as of
	November 27,	November 28,	November 27,	November 28,	November 27,	May 29,
	2010	2009	2010	2009	2010	2010
United States	$101,569	$87,420	$197,036	$175,427	$180,959	$184,524
The Netherlands	8,956	11,623	15,872	22,968	26,603	25,615
Other	28,009	22,483	49,334	41,394	4,035	4,272

Total	$138,534	$121,526	$262,242	$239,789	$211,597	$214,411

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software, furniture and leasehold improvements.
10. Stock-Based Compensation Plans
Stock Options and Restricted Stock
As of November 27, 2010, the Company had outstanding grants under the following share-based compensation plans:
•
2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of November 27, 2010, 2,262,000 shares were available for future award grants under the 2004 Plan.

•
The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the six months ended November 27, 2010 (number of options and intrinsic value in thousands):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 29, 2010	8,486	$20.51	6.26	$7,487
Granted, at fair market value	86	$14.08
Exercised	(140)	$10.05
Forfeited	(395)	$22.10

Outstanding at November 27, 2010	8,037	$20.55	5.87	$7,198

Exercisable at November 27, 2010	5,602	$21.42	4.79	$5,761

Stock-Based Compensation Expense
The Company’s income (loss) before provision for income taxes included compensation expense for the three months ended November 27, 2010 and November 28, 2009 of $2.6 million and $3.5 million, respectively, and for the six months ended November 27, 2010 and November 28, 2009, of $5.3 million and $9.4 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). Included in the $9.4 million of stock-based compensation expense for the six months ended November 28, 2009 is the acceleration of an additional $2.2 million of compensation expense related to the resignation of two senior executives during the first quarter of fiscal 2010. There were no capitalized share-based compensation costs for the six months ended November 27, 2010 and November 28, 2009.

The weighted average estimated value per share of employee stock options granted during the three months ended November 27, 2010 was $5.34 using the Black-Scholes model with the following assumptions:

Three Months Ended
November 27, 2010
Expected volatility	42.7%
Risk-free interest rate	1.3%
Expected dividends	1.0%
Expected life	5.1 years
Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s Statements of Cash Flows. For the six months ended November 27, 2010 and November 28, 2009, gross excess tax benefits totaled $159,000 and $176,000, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 27, 2010. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the six months ended November 27, 2010 and November 28, 2009 was $677,000 and $1.3 million, respectively. As of November 27, 2010, there was $13.1 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 30 months.
Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the six months ended November 27, 2010 and November 28, 2009 were $3.7 million and $5.1 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 185,000 and 370,000 shares of common stock pursuant to this plan for the six months ended November 27, 2010 and the year ended May 29, 2010, respectively. There were 1,807,000 shares of common stock available for issuance under the ESPP as of November 27, 2010.
11. Accrued Dividend Payable and Supplemental Cash Flow Information
The Company’s board of directors announced July 20, 2010 that it had authorized the establishment of a regular quarterly dividend of $0.04 per common share. During the six months ended November 27, 2010, the board of directors declared cash dividends totaling $0.08 per share. The board of directors most recent dividend declaration on October 28, 2010 was paid in cash on December 22, 2010 to shareholders of record at the close of business on November 24, 2010. The accrual for the dividend payable of approximately $1.8 million as of November 27, 2010 is included in “accounts payable and accrued expenses” in the Consolidated Balance Sheet. The Statement of Cash Flows for the six months ended November 27, 2010 does not include the dividend payment declared on October 28, 2010 under the caption “Cash flows from financing activities” as it was paid after the end of the second quarter of fiscal 2011.
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
We operated solely in the United States until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of November 27, 2010, the Company served clients through 53 offices in the United States and 29 offices abroad.

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

	For the Three Months Ended		For the Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$138,534	$121,526	$262,242	$239,789
Direct cost of services	83,787	75,172	158,210	148,296

Gross profit	54,747	46,354	104,032	91,493
Selling, general and administrative expenses	42,732	44,243	83,607	95,880
Contingent consideration adjustment	(23,700)	—	(22,413)	—
Amortization of intangible assets	1,310	438	2,600	831
Depreciation expense	1,870	2,171	3,715	4,371

Income (loss) from operations	32,535	(498)	36,523	(9,589)
Interest income	(114)	(167)	(242)	(346)

Income (loss) before provision for income taxes	32,649	(331)	36,765	(9,243)
Provision (benefit) for income taxes	15,178	1,581	18,064	(145)

Net income (loss)	$17,471	$(1,912)	$18,701	$(9,098)

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as earnings (loss) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and fair value adjustments to contingent consideration. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the three and six months ended November 27, 2010 and November 28, 2009 and includes a reconciliation of such measures to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009
	(Amounts in thousands, except		(Amounts in thousands, except
	margin per cent)		margin per cent)
Net income (loss)	$17,471	$(1,912)	$18,701	$(9,098)
Adjustments:
Amortization of intangible assets	1,310	438	2,600	831
Depreciation expense	1,870	2,171	3,715	4,371
Interest income	(114)	(167)	(242)	(346)
Provision (benefit) for income taxes	15,178	1,581	18,064	(145)

EBITDA	35,715	2,111	42,838	(4,387)
Stock-based compensation expense	2,589	3,529	5,269	9,424
Contingent consideration adjustment	(23,700)	—	(22,413)	—

Adjusted EBITDA	$14,604	$5,640	$25,694	$5,037

Revenue	$138,534	$121,526	$262,242	$239,789

Adjusted EBITDA margin	10.5%	4.6%	9.8%	2.1%

The financial measures and key performance indicators we use to assess our financial and operating performance above are not defined by, or calculated in accordance with, GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.
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

Three Months Ended November 27, 2010 Compared to Three Months Ended November 28, 2009
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue increased $17.0 million, or 14.0%, to $138.5 million for the three months ended November 27, 2010 from $121.5 million for the three months ended November 28, 2009. Included in revenue for the three months ended November 27, 2010 was $6.7 million from the operations of Sitrick Brincko Group, acquired November 20, 2009; a negligible amount of revenue from Sitrick Brincko Group was recognized in the second quarter of last year. Excluding the impact of Sitrick Brincko Group, revenue increased 8.7%, quarter over quarter, stemming from revenue increases in the United States and in the Asia Pacific region compared to the second quarter of fiscal 2010. We believe the increase is partially attributable to the improving economic environment and that we have improved the awareness of our service offerings with clients and prospective clients through our completed and on-going engagements in our various service lines.
The number of hours worked in the second quarter of fiscal 2011 increased about 12.4% compared with the prior year second quarter and average bill rates were about the same. The number of consultants on assignment as of November 27, 2010 was 2,268 compared to 2,019 consultants engaged as of November 28, 2009.
On a sequential quarter basis, fiscal 2011 second quarter revenues increased from $123.7 million to $138.5 million and hours improved about 8.9%. The Company’s sequential revenue increased in all three practice areas, North America, Europe and Asia Pacific. The increase in hours worked reflects reduced vacation time by our consultants as compared to the summer season during the first quarter, both in the United States as well as internationally. Bill rates also improved about 2.3% between the first quarter and second quarter of fiscal 2011, partly attributable to a higher level of revenue from the Sitrick Brincko Group and our international operations, which traditionally have a higher average bill rate per hour. Although the increase in revenues helped leverage benefit costs for consultants in the second quarter as compared to the first quarter, the number of lower margin international engagements increased in the second quarter compared to the U.S., pay rates per hour increased 4.8% and zero gross margin client reimbursements increased, resulting in an increase in the direct cost of services percentage from 60.2% in the first quarter to 60.5% in the second quarter. The increase in revenues had a favorable impact on leverage, evidenced by the improvement in the ratio of selling, general and administrative expenses (“S,G & A”) to revenue from 33.0% to 30.8%, for the quarters ended August 28, 2010 and November 27, 2010, respectively.
We operated 82 (29 abroad) and 85 (30 abroad) offices as of November 27, 2010 and November 28, 2009, respectively. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.
Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	November 27,	November 28,	%	November 27,	November 28,
	2010	2009	Change	2010	2009
North America	$106,044	$90,100	17.7%	76.5%	74.1%
Europe	23,716	25,231	(6.0)%	17.1%	20.8%
Asia Pacific	8,774	6,195	41.6%	6.4%	5.1%

Total	$138,534	$121,526	14.0%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2010 conversion rates, international revenues would have been higher than reported under GAAP by $600,000 in the second quarter of fiscal 2011.
We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients’ demand for the services we provide.

Direct Cost of Services. Direct cost of services increased $8.6 million, or 11.4%, to $83.8 million for the three months ended November 27, 2010 from $75.2 million for the three months ended November 28, 2009. Direct cost of services increased because the number of hours worked rose 12.4% in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010 and the average pay rate per hour to our consultants was about the same. The direct cost of services as a percentage of revenue (the “direct cost of services percentage”) was 60.5% and 61.9% for the three months ended November 27, 2010 and November 28, 2009, respectively. The improvement in the direct cost of services percentage between the quarters resulted from the blended impact of higher margin work performed for Sitrick Brincko Group clients and fewer claims under the Company’s self-insured healthcare plans, offset by the increase in international operations during the quarter, which traditionally have lower margin work, and an increase in the amount of zero gross margin client reimbursements.
Our target direct cost of services percentage is 60% for all of our offices.
Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.8% and 36.4% for the quarters ended November 27, 2010 and November 28, 2009, respectively. S, G &A decreased $1.5 million, or 3.4%, to $42.7 million for the three months ended November 27, 2010 from $44.2 million for the three months ended November 28, 2009.
The decrease quarter-over-quarter is primarily related to management and administrative headcount driven reductions in salary, benefits, stock based compensation and related costs as management headcount decreased from 759 at the end of the second quarter of fiscal 2010 to 710 at the end of the second quarter of fiscal 2011 and a decrease in the amount of legal expenses (legal costs associated with the Sitrick Brincko acquisition were included in the prior year second quarter). These reductions were offset by revenue driven increases in the level of bonus expense incurred and the addition of S, G &A related to operations of the Sitrick Brincko Group, acquired on November 20, 2009 and included in quarterly results only since the acquisition date. The Company anticipates that SG&A will increase modestly in the third quarter of fiscal 2011 due to the calendar year resetting of the employer portion of certain payroll taxes and the relaunch of its branding campaign.
Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. The Company recorded a $23.7 million adjustment to its estimate of contingent consideration payable for the three months ended November 27, 2010. The Company did not record any additional employee portion of contingent consideration expense as it was not probable that certain growth targets were achieved this quarter. As further described in “Critical Accounting Policies — Contingent Consideration” above, estimates related to these two contingent amounts were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated value of contingent consideration attributable to the time value of money (accretion) and a slight change in the discount rate applied in the calculation (in the case of contingent consideration expense).
Each reporting period, the Company estimates changes in the estimated fair value of contingent consideration and any change in the estimate are recognized in the Company’s Consolidated Statements of Operations. Sitrick Brincko Group’s EBITDA for the first annual measurement period was $8.9 million, approximately $2.4 million below the required base. Based upon the first year actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the three years remaining in the earn-out period, the Company estimated the current fair value of the contingent consideration payable to Sitrick and Brincko to be $46.2 million, representing a non-cash decrease of $23.7 million in the estimated liability from our previous estimate and reflected as an increase in pretax income in our Consolidated Statements of Operations. On an after tax basis, the fair value adjustment increased net income by $14.0 million or $0.30 per share.
The estimate of both the employee portion of contingent consideration and contingent consideration due Sitrick and Brincko require very subjective assumptions to be made of various potential operating result scenarios and future revision to these assumptions could materially change the estimate of the amount of either liability and therefore materially affect the Company’s future financial results and financial condition.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $1.3 million for the three months ended November 27, 2010 from $438,000 for the three months ended November 28, 2009. The increase is the result of amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group. Those assets include: $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog will be amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. Based upon identified intangible assets recorded at November 27, 2010, the Company anticipates amortization expense related to identified intangible assets to approximate $5.3 million during the fiscal year ending May 28, 2011.

Depreciation expense was $1.9 million for the three months ended November 27, 2010 compared to $2.2 million for the three months ended November 28, 2009. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and the Company has slowed the amount invested in property and equipment beginning in fiscal 2010 as compared to previous fiscal years.
Interest Income. Interest income was $114,000 in the second quarter of fiscal 2011 compared to $167,000 in the second quarter of fiscal 2010. The decrease in interest income in the second quarter of fiscal 2011 is the result of a lower average balance available for investment in fiscal 2011 and, to a lesser extent, declining interest rates as compared to the prior year’s second quarter.
The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of November 27, 2010, the Company also has $15.2 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.
Income Taxes. The Company provided for income taxes of $15.2 million for the three months ended November 27, 2010 compared to $1.6 million for the three months ended November 28, 2009. The provision increased primarily because of a reduction of deferred tax assets related to tax deductible goodwill resulting from the adjustment of estimated fair value of contingent consideration and due to the Company’s pre-tax income position in the second quarter of fiscal 2011 as compared to the pretax loss in the second quarter of fiscal 2010. Realization of deferred tax assets is dependent upon generating sufficient future taxable income. The Company recorded a $769,000 charge to establish a valuation allowance on certain foreign deferred tax assets in the second quarter of fiscal 2011. The provision for taxes in fiscal 2011 results from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates, and no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established. As a result, the effective tax rate was 46.6% in the second quarter of fiscal 2011 and (477.6%) for the second quarter of fiscal 2010. Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions.
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
The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $837,000 and $845,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2011 and 2010, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during fiscal 2011 as compared to expense related to ESPPs. However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.
Six Months Ended November 27, 2010 Compared to Six Months Ended November 28, 2009
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue increased $22.4 million, or 9.3%, to $262.2 million for the six months ended November 27, 2010 from $239.8 million for the six months ended November 28, 2009. Included in revenue for the six months ended November 27, 2010 was $12.9 million from the operations of Sitrick Brincko Group, acquired November 20, 2009.
The number of hours worked in the first six months of fiscal 2011 increased about 8.7% compared with the prior year first six months and average bill rates were about the same.

Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	Revenue for the Six
	Months Ended			% of Total
	November 27,	November 28,	%	November 27,	November 28,
	2010	2009	Change	2010	2009
North America	$204,748	$180,427	13.5%	78.1%	75.2%
Europe	41,499	46,699	(11.1)%	15.8%	19.5%
Asia Pacific	15,995	12,663	26.3%	6.1%	5.3%

Total	$262,242	$239,789	9.4%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2010 conversion rates, international revenues would have been higher than reported under GAAP by $1.6 million for the first six months of fiscal 2011.
Direct Cost of Services. Direct cost of services increased $9.9 million, or 6.7%, to $158.2 million for the six months ended November 27, 2010 from $148.3 million for the six months ended November 28, 2009. Direct cost of services increased because the number of hours worked rose 8.7% in the first six months of fiscal 2011 as compared to the same period of fiscal 2010, offset partially by a 1.6% decline in the average pay rate per hour to our consultants. The direct cost of services percentage was 60.3% and 61.8% for the six months ended November 27, 2010 and November 28, 2009, respectively. The improvement in the direct cost of services percentage between the quarters resulted from the blended impact of higher margin work performed for Sitrick Brincko Group clients and fewer claims under the Company’s self-insured healthcare plans, offset by an increase in the pay rate to bill rate ratio for other Resources Global operations and an increase in the amount of zero gross margin client reimbursements.
Selling, General and Administrative Expenses. S, G & A as a percentage of revenue were 31.9% and 40.0% for the six months ended November 27, 2010 and November 28, 2009, respectively. S, G &A decreased $12.3 million, or 12.8%, to $83.6 million for the six months ended November 27, 2010 from $95.9 million for the six months ended November 28, 2009.
The six months ended November 28, 2009 included $7.0 million of expenses related to the resignation of two senior executives during the quarter, including the acceleration of recognition of compensation expense for employee stock option grants of $2.2 million. The remaining $5.3 million decrease year-over-year is primarily related to management and administrative headcount driven reductions in salary, benefits, stock based compensation and related costs. These reductions were offset by the addition of S, G &A related to operations of the Sitrick Brincko Group, acquired on November 20, 2009 and included in results since the acquisition.
Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. The contingent consideration adjustment recorded for the six months ended November 27, 2010 was $22.4 million. The adjustment reflects the reduction in the estimated fair value of contingent consideration payable in the Sitrick Brincko Group acquisition discussed in the M, D & A section “Three Months Ended November 27, 2010 Compared to Three Months Ended November 28, 2009” above, offset by the $1.3 million recognized in the first quarter of fiscal 2011, which recognized the time value of money (accretion) and a slight change in the discount rate applied in the calculation. The Company did not record any additional employee portion of contingent consideration expense as it was not probable that certain growth targets were achieved during the six months ended November 27, 2010.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $2.6 million for the six months ended November 27, 2010 from $831,000 for the six months ended November 28, 2009. The increase is the result of amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group.
Depreciation expense was $3.7 million for the six months ended November 27, 2010 compared to $4.4 million for the six months ended November 28, 2009. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and the Company has slowed the amount invested in property and equipment beginning in fiscal 2010 as compared to previous fiscal years.
Interest Income. Interest income was $242,000 in the first six months of fiscal 2011 compared to $346,000 in the first six months of fiscal 2010. The decrease in interest income in the first six months of fiscal 2011 is the result of a lower average balance for investment available in fiscal 2011 and, to a lesser extent, declining interest rates as compared to the prior year’s first six months.
Income Taxes. The Company provided for income taxes of $18.1 million for the six months ended November 27, 2010 while there was a benefit for income taxes of $145,000 for the six months ended November 28, 2009. The effective tax rate was 49.2% for the six months ended November 27, 2010 and 1.6% for the six months ended November 28, 2009.

The provision increased because of the tax effect related to a reduction of the tax deductible goodwill deferred tax asset associated with the Company’s adjustment of the fair value of contingent consideration and due to the Company’s pre-tax income position in the first half of fiscal 2011 as compared to the pretax loss in the first half of fiscal 2010. The Company also recorded a $769,000 tax charge to establish a valuation allowance on certain foreign deferred tax assets in the first half of fiscal 2011. The provision for taxes in fiscal 2011 results from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates, and no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established.
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
The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2011. As of November 27, 2010, the Company had approximately $1.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of November 27, 2010, the Company was in compliance with all covenants included in the Credit Agreement.
Operating activities provided $11.2 million in cash for the six months ended November 27, 2010 compared to cash used of $5.5 million for the six months ended November 28, 2009. Cash provided by operations in the first six months of fiscal 2011 resulted from net income of $18.7 million, partially offset by net unfavorable cash changes in operating assets and liabilities of $6.1 million and non-cash items of $1.4 million. In the first six months of fiscal 2010, cash used in operations resulted from net loss of $9.1 million and unfavorable net cash changes in operating assets and liabilities of $5.6 million, offset by favorable non-cash items of $9.2 million. The primary cause of the favorable change in operating cash flows between the two years was the Company’s net profit in the first six months of fiscal 2011 and the slowing of the decrease in the amounts accrued for salary and related expenses between the two years. Non-cash items include expense for stock-based compensation, the contingent consideration adjustment and the associated change in deferred tax assets; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and the change recognized in the estimated fair value of contingent consideration (and associated tax benefit). As of November 27, 2010, the Company had $146.7 million of cash, cash equivalents and short-term investments.
Net cash used in investing activities was $6.3 million for the first six months of fiscal 2011 compared to net cash used in investing activities of $27.5 million in the comparable prior year period. Cash used to purchase short-term investments net of cash received from the redemption of short-term investments (primarily commercial paper), resulted in a net use of $5.0 million in the first six months of fiscal 2011 compared to a net benefit from the redemption of short-term investments of $2.2 million in the first six months of fiscal 2010. The prior year six months also included $28.5 million used in the acquisition of Sitrick Brincko Group.
Net cash used in financing activities totaled $5.4 million for the six months ended November 27, 2010, compared to a source of cash of $5.3 million for the six months ended November 28, 2009. The Company received $1.4 million less in the first six months of fiscal 2011 compared to the same period of fiscal 2010 from the exercise of employee stock options and issuance of shares via the Company’s ESPP. Also, the Company used $7.3 million in the first six months of fiscal 2011 to purchase 558,000 shares of its common stock on the open market, but did not purchase any shares in the comparable period of fiscal 2010. The Company also paid its initial dividend on its common stock of $1.8 million in the first six months of fiscal 2011.
Subsequent to the end of fiscal 2010, the Company’s board of directors announced it had authorized the establishment of a quarterly cash dividend, subject to quarterly approval by the board, of $0.04 per common share. The second dividend of approximately $1.8 million, paid on December 22, 2010, is accrued in the Company’s Consolidated Balance Sheet as of November 27, 2010.

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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 12 to the Consolidated Financial Statements for the three and six months ended November 27, 2010 and November 28, 2009.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. At November 27, 2010, we had approximately $146.7 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
Foreign Currency Exchange Rate Risk. For the quarter ended November 27, 2010, approximately 26.7% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.
Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 84.3% of our balances of cash, cash equivalents and short-term investments as of November 27, 2010 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Canadian Dollars or Euros. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains. Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 27, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 27, 2010. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 27, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A future economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.
Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. In addition, during fiscal 2009, many European and Asia Pacific countries reported significant contraction in their economies. A future deterioration of the United States or international economies or a less robust economic recovery, coupled with tight credit markets, could result in a further reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.
A soft economic recovery or a future economic downturn in some markets we operate in may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.
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
•
provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 662/3% majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors;

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
On July 20, 2010, our board of directors announced the establishment of a quarterly dividend, subject to quarterly board of directors approval, of $0.04 per share. During the six months ended November 27, 2010, the board of directors declared cash dividends totaling $0.08 per share. The payment of, or continuation of, the quarterly dividend will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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
In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the second quarter of fiscal 2011 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
August 29, 2010 – September 25, 2010	—	$—	—	$20,472,381
September 26, 2010 – October 23, 2010	—	$—	—	$20,472,381
October 24, 2010 – November 27, 2010	78,583	$16.16	78,583	$19,202,641

Total August 29, 2010 – November 27, 2010	78,583	$16.16	78,583	$19,202,641

Item 6.	Exhibits
The exhibits listed in the Exhibits Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.
Date: January 6, 2011	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 6, 2011	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.20	*	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A.

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*‡	XBRL Instance

101.SCH	*‡	XBRL Taxonomy Extension Schema

101.CAL	*‡	XBRL Taxonomy Extension Calculation

101.DEF	*‡	XBRL Taxonomy Extension Definition

101.LAB	*‡	XBRL Taxonomy Extension Labels

101.PRE	*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

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