Form 10-Q
period 2011-02-26
RESOURCES CONNECTION INC
filed 2011-04-07
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2011
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
As of March 28, 2011, 46,352,657 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except par value per share)

	February 26,	May 29,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$145,645	$130,659
Short-term investments	5,249	10,246
Trade accounts receivable, net of allowance for doubtful accounts of $4,958 and $5,193 as of February 26, 2011 and May 29, 2010, respectively	85,195	73,936
Prepaid expenses and other current assets	4,917	4,698
Income taxes receivable	7,542	4,575
Deferred income taxes	7,107	7,107

Total current assets	255,655	231,221
Goodwill	175,730	172,632
Intangible assets, net	9,017	12,425
Property and equipment, net	26,858	29,354
Deferred income taxes	16,979	25,846
Other assets	1,681	1,722

Total assets	$485,920	$473,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,447	$14,606
Accrued salaries and related obligations	40,161	37,949
Other current liabilities	7,378	5,194

Total current liabilities	65,986	57,749
Other long-term liabilities, including estimated contingent consideration of $37,140 and $59,792 as of February 26, 2011 and May 29, 2010	39,611	62,210

Total liabilities	105,597	119,959

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding Common stock, $0.01 par value, 70,000 shares authorized; 54,979 and 54,267 shares issued; and 46,350 and 46,265 outstanding as of February 26, 2011 and May 29, 2010, respectively	550	543
Additional paid-in capital	322,268	306,413
Accumulated other comprehensive gain (loss)	1,899	(4,584)
Retained earnings	245,467	232,034
Treasury stock at cost, 8,629 shares and 8,002 shares at February 26, 2011 and May 29, 2010, respectively	(189,861)	(181,165)

Total stockholders’ equity	380,323	353,241

Total liabilities and stockholders’ equity	$485,920	$473,200

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Revenue	$137,607	$125,304	$399,849	$365,093
Direct cost of services, primarily payroll and related taxes for professional services employees	86,672	76,949	244,882	225,245

Gross profit	50,935	48,355	154,967	139,848
Selling, general and administrative expenses	45,277	44,101	128,884	139,981
Contingent consideration adjustment	(239)	788	(22,652)	788
Amortization of intangible assets	1,224	1,360	3,824	2,191
Depreciation expense	1,761	2,152	5,476	6,523

Income (loss) from operations	2,912	(46)	39,435	(9,635)
Interest income	(124)	(178)	(366)	(524)

Income (loss) before provision for income taxes	3,036	132	39,801	(9,111)
Provision for income taxes	2,283	5,097	20,347	4,952

Net income (loss)	$753	$(4,965)	$19,454	$(14,063)

Net income (loss) per common share:
Basic	$0.02	$(0.11)	$0.42	$(0.31)

Diluted	$0.02	$(0.11)	$0.42	$(0.31)

Weighted average common shares outstanding:
Basic	46,226	46,394	46,179	45,745

Diluted	46,938	46,394	46,544	45,745

Cash dividends declared per share	$0.04	$—	$0.12	$—

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

Nine Months Ended
February 26,
2011
COMMON STOCK—SHARES:
Balance at beginning of period	54,267
Exercise of stock options	347
Issuance of common stock under Employee Stock Purchase Plan	365

Balance at end of period	54,979

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$543
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	4

Balance at end of period	$550

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$306,413
Exercise of stock options	4,113
Stock-based compensation expense related to employee stock options and employee stock purchases	7,826
Tax shortfall from employee stock option plans	(232)
Issuance of common stock under Employee Stock Purchase Plan	4,148

Balance at end of period	$322,268

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of period	$(4,584)
Currency translation adjustment	6,483

Balance at end of period	$1,899

RETAINED EARNINGS:
Balance at beginning of period	$232,034
Cash dividends ($0.12 per share)	(5,538)
Issuance of restricted stock out of treasury stock to board of director members	(483)

Net income	19,454

Balance at end of period	$245,467

TREASURY STOCK—SHARES:
Balance at beginning of period	8,002
Issuance of restricted stock out of treasury stock to board of director members	(21)

Purchase of shares	648

Balance at end of period	8,629

TREASURY STOCK—COST:
Balance at beginning of period	$(181,165)
Issuance of restricted stock out of treasury stock to board of director members	483

Purchase of shares	(9,179)

Balance at end of period	$(189,861)

COMPREHENSIVE INCOME:
Net income	$19,454
Currency translation adjustment	6,483

Total comprehensive income	$25,937

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	February 26,	February 27,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$19,454	$(14,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,300	8,714
Stock-based compensation expense related to employee stock options and employee stock purchases	7,826	12,611
Contingent consideration adjustment	(22,652)	788
Excess tax benefits from stock-based compensation	(477)	(395)
Loss on disposal of fixed assets	71	117
Deferred income tax expense (benefit)	8,928	(2,513)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(8,644)	1,922
Prepaid expenses and other current assets	28	187
Income taxes	(2,933)	4,649
Other assets	106	81
Accounts payable and accrued expenses	1,264	1,414
Accrued salaries and related obligations	1,015	(12,544)
Other liabilities	1,794	234

Net cash provided by operating activities	15,080	1,202

Cash flows from investing activities:
Redemption of short-term investments	26,487	40,996
Purchase of short-term investments	(21,490)	(33,752)
Acquisition of Sitrick Brincko Group, net of cash acquired	—	(28,541)
Purchases of property and equipment	(2,690)	(1,972)

Net cash provided by (used in) investing activities	2,307	(23,269)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,116	2,939
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,152	5,279
Purchase of common stock	(9,179)	(5,856)
Cash dividends paid	(3,688)	—
Excess tax benefits from stock-based compensation	477	395

Net cash (used in) provided by financing activities	(4,122)	2,757

Effect of exchange rate changes on cash	1,721	828

Net increase (decrease) in cash and cash equivalents	14,986	(18,482)
Cash and cash equivalents at beginning of period	130,659	143,247

Cash and cash equivalents at end of period	$145,645	$124,765

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and nine months ended February 26, 2011 and February 27, 2010
1. Description of the Company and its Business
Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services primarily under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2011 and 2010 consisted of 13 weeks each.
2. Summary of Significant Accounting Policies
Interim Financial Information
The financial information as of and for the three and nine months ended February 26, 2011 and February 27, 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Contingent Consideration
The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. See Note 5 — Acquisitions for discussion of adjustments to the fair value of contingent consideration.
Under the terms of the acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results. The Company determined that the growth targets were not achieved during the nine months ended February 26, 2011 and, therefore, recorded no estimate of the employee portion of the contingent consideration earned during the period.

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
Client Reimbursements of “Out-of-Pocket” Expenses
The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.1 million and $2.1 million for the three months ended February 26, 2011 and February 27, 2010, respectively, and $9.1 million and $6.2 million for the nine months ended February 26, 2011 and February 27, 2010, respectively.
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
See Note 10 — Stock-Based Compensation Plans for further information on stock-based compensation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure and recording of contingent assets and liabilities, such as contingent consideration and recovery of deferred tax assets, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are reasonable, actual results could differ significantly from the estimates and assumptions used.
3. Stockholders’ Equity
In July 2007, the board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. The Company purchased approximately 90,000 and 648,000 shares of its common stock at an average price of $20.38 and $14.18 per share for approximately $1.8 million and $9.2 million during the three and nine months ended February 26, 2011, respectively. As of February 26, 2011, approximately $17.4 million remains available under the repurchase program.
4. Net Income Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company incurred a net loss for the three and nine months ended February 27, 2010; as a result, all common equivalent shares for those periods have been excluded from computing diluted earnings per share as their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are also anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Net income (loss)	$753	$(4,965)	$19,454	$(14,063)

Basic:
Weighted average shares	46,226	46,394	46,179	45,745

Diluted:
Weighted average shares	46,226	46,394	46,179	45,745
Potentially dilutive shares	712	—	365	—

Total dilutive shares	46,938	46,394	46,544	45,745

Net income (loss) per share:
Basic	$0.02	$(0.11)	$0.42	$(0.31)
Diluted	$0.02	$(0.11)	$0.42	$(0.31)
The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 4.8 million and 5.2 million potential common shares for the three months ended February 26, 2011 and February 27, 2010, respectively and approximately 6.3 million and 5.6 million potential common shares for the nine months ended February 26, 2011 and February 27, 2010, respectively.
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

Each reporting period, the Company reviews its estimates of the fair value of contingent consideration and any change in the estimate will be recognized in the Company’s Consolidated Statements of Operations. Sitrick Brincko Group’s EBITDA for the first annual measurement period was $8.9 million, approximately $2.4 million below the required base. During the three months ended November 27, 2010, the Company determined that based upon the first year actual results and updated probability weighted assessment of various projected EBITDA scenarios for the three years remaining in the earn-out period, that the estimated current fair value of the contingent consideration payable to Sitrick and Brincko was $46.2 million (inclusive of the portion potentially payable to employees discussed below), representing a non-cash decrease of $23.7 million from the previous estimate and reflected in the Company’s Consolidated Statements of Operations. On an after tax basis, the fair value adjustment recorded in the second quarter of fiscal 2011 increased net income by $14.0 million or $0.30 per share. During the quarter ended February 26, 2011, the Company recorded a reduction in the estimated fair value of the contingent consideration liability of $239,000, resulting from an increase in the risk-free interest rate, which is used in determining the appropriate discount factor for time value of money purposes.
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
In addition, under the terms of the Acquisition Agreements, up to 20% of the fair value of contingent consideration (currently estimated to be $46.2 million) is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets for Sitrick Brincko Group are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. For the nine months ended February 26, 2011, the Company determined that the growth targets were not achieved and recorded no estimate of the employee portion of the contingent consideration earned during the period. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.
Sitrick Brincko Group contributed approximately $18.8 million to revenue and approximately $2.4 million to pre-tax earnings for the nine months ended February 26, 2011, compared to approximately $5.6 million to revenue and approximately $330,000 to pre-tax earnings for the nine months ended February 27, 2010 (Sitrick Brincko Group was acquired November 20, 2009). Pre-tax earnings include approximately $2.9 million and $1.0 million of amortization expense in the nine month periods ended February 26, 2011 and February 27, 2010, respectively, for amortizable intangible assets of Sitrick Brincko Group.
In accordance with GAAP, the Company allocated the purchase price at the acquisition date based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The original total intangible assets acquired include approximately $64.5 million of goodwill, $23.7 million of long-term deferred tax asset, $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. From the acquisition date, the backlog was amortized over 13 months, the customer relationships over two years, and the trade names and non-competition agreements over five years. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years, except any contingent consideration payable at the end of the four-year earn-out will be deductible for tax purposes from the date of payment over 15 years.
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

Contingent consideration related to acquisitions in fiscal 2009
The purchase agreements for acquisitions completed by the Company in fiscal 2009 require possible contingent consideration payments. For Kompetensslussen X-tern Personalfunktion AB, a Sweden-based provider of human capital services, the Company was required to make earn-out payments based on the achievement of certain financial results for calendar year 2010. During the third quarter of fiscal 2011, the Company determined that the revenue and gross margin criteria were met for the first tier earn-out payment and recorded a liability of approximately 3.4 million Swedish Krona (SEK), or approximately $535,000, in “accounts payable and accrued expenses” with a corresponding increase in “goodwill” in the Company’s Consolidated Balance Sheet. Subsequent to February 26, 2011, the Company paid the earn-out 50% in cash and 50% in restricted stock (approximately 14,500 shares). The criterion for the second tier earn-out payment of up to 3.0 million SEK was not met. For Xperianz, an Ohio-based provider of professional services acquired on May 12, 2009, the Company is required to pay up to $1.1 million in additional cash in fiscal years 2011 and 2012, provided certain revenue and gross margin milestones are met. The Company currently believes it is unlikely these milestones will be achieved and no liability is recorded in these financial statements for the Xperianz earn-out.
6. Goodwill and Intangible Assets
The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of February 26, 2011			As of May 29, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2 — 7 years)	$18,372	$(12,775)	$5,597	$17,684	$(9,372)	$8,312
Consultant and customer database (1 — 5 years)	2,367	(2,173)	194	2,305	(2,051)	254
Non-compete agreements (1 — 5 years)	3,238	(988)	2,250	3,207	(504)	2,703
Trade name and trademark (5 years)	1,281	(305)	976	1,281	(125)	1,156

Total	$25,258	$(16,241)	$9,017	$24,477	$(12,052)	$12,425

The Company recorded amortization expense of $1.2 million and $1.4 million for the three months ended February 26, 2011 and February 27, 2010, respectively, and $3.8 million and $2.2 million for the nine months ended February 26, 2011 and February 27, 2010, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 28, 2011, May 26, 2012, May 25, 2013, May 31, 2014 and May 30, 2015 is $5.0 million, $3.4 million, $1.8 million, $1.7 million and $0.9 million, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations, that have amortizable intangible assets, into U.S. dollars.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 29, 2010, and concluded that no impairment was indicated at that date. The Company will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology, the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. There were no indicators of impairment as of February 26, 2011. The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Nine Months Ended
	February 26,	February 27,
	2011	2010
Goodwill, beginning of year	$172,632	$111,084
Acquisitions	535	64,051
Impact of foreign currency exchange rate changes	2,563	(823)

Goodwill, end of period	$175,730	$174,312

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
8. Provision for Income Taxes
The Company’s provision for income taxes was $2.3 million (effective tax rate of 75.2%) and $5.1 million (effective tax rate of 3,861.4%) for the three months ended February 26, 2011 and February 27, 2010, respectively.
The provision for taxes in the third quarter of fiscal 2011 and 2010 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock options (“ISO”) exercises impacts the Company’s effective tax rate. Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.1 million and $953,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2011 and 2010, respectively.
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

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended		Long-Lived Assets (1) as of
	February 26,	February 27,	February 26,	February 27,	February 26,	May 29,
	2011	2010	2011	2010	2011	2010
United States	$99,910	$94,888	$296,946	$270,315	$180,461	$184,524
The Netherlands	8,616	9,561	24,488	32,529	27,224	25,615
Other	29,081	20,855	78,415	62,249	3,920	4,272

Total	$137,607	$125,304	$399,849	$365,093	$211,605	$214,411

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, computers, equipment, software, furniture and leasehold improvements.

10. Stock-Based Compensation Plans
Stock Options and Restricted Stock
As of February 26, 2011, the Company had outstanding grants under the following share-based compensation plans:
•
2004 Performance Incentive Plan (“2004 Plan”) — The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of February 26, 2011, 2,298,000 shares were available for future award grants under the 2004 Plan.

•
The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the nine months ended February 26, 2011 (number of options and intrinsic value in thousands):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at May 29, 2010	8,486	$20.51	6.26	$7,487
Granted, at fair market value	129	$15.55
Exercised	(325)	$12.28
Forfeited	(526)	$22.27

Outstanding at February 26, 2011	7,764	$20.65	5.67	$12,582

Exercisable at February 26, 2011	6,061	$21.60	4.92	$10,088

Subsequent to the end of the third quarter of fiscal 2011, the Company made its annual grant to employees on March 7, 2011, granting employee stock options for 979,075 shares at an exercise price of $19.26 and restricted stock grants of 4,899 shares.
Stock-Based Compensation Expense
The Company’s income (loss) before provision for income taxes included compensation expense for the three months ended February 26, 2011 and February 27, 2010 of $2.6 million and $3.2 million, respectively, and for the nine months ended February 26, 2011 and February 27, 2010, of $7.8 million and $12.6 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). Included in the $12.6 million of stock-based compensation expense for the nine months ended February 27, 2010 is the acceleration of an additional $2.2 million of compensation expense related to the resignation of two senior executives during the first quarter of fiscal 2010. There were no capitalized share-based compensation costs for the nine months ended February 26, 2011 and February 27, 2010.
The weighted average estimated value per share of employee stock options granted during the three months ended February 26, 2011 was $6.92 using the Black-Scholes model with the following assumptions:

Three Months Ended
February 26, 2011
Expected volatility	43.0%
Risk-free interest rate	2.1%
Expected dividends	1.0%
Expected life	5.2 years

Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s Statements of Cash Flows. For the nine months ended February 26, 2011 and February 27, 2010, gross excess tax benefits totaled $477,000 and $395,000, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 26, 2011. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the nine months ended February 26, 2011 and February 27, 2010 was $1.9 million and $2.0 million, respectively. As of February 26, 2011, there was $11.2 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 30 months.
Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the nine months ended February 26, 2011 and February 27, 2010 were $8.3 million and $8.2 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
Employee Stock Purchase Plan
The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 365,000 and 370,000 shares of common stock pursuant to this plan for the nine months ended February 26, 2011 and the year ended May 29, 2010, respectively. There were 1,627,000 shares of common stock available for issuance under the ESPP as of February 26, 2011.
11. Accrued Dividend Payable and Supplemental Cash Flow Information
The Company’s board of directors announced July 20, 2010 that it had authorized the establishment of a regular quarterly dividend of $0.04 per common share. During the nine months ended February 26, 2011, the board of directors declared cash dividends totaling $0.12 per share. The board of directors’ most recent dividend declaration on January 20, 2011 was paid in cash on March 18, 2011 to shareholders of record at the close of business on February 18, 2011. The accrual for the dividend payable of approximately $1.8 million as of February 26, 2011 is included in “accounts payable and accrued expenses” in the Consolidated Balance Sheet. The Statement of Cash Flows for the nine months ended February 26, 2011 does not include the dividend payment declared on January 20, 2011 under the caption “Cash flows from financing activities” as it was paid after the end of the third quarter of fiscal 2011.
As described in Note 5— Acquisitions, the Company determined during the third quarter of fiscal 2011 that the revenue and gross margin criteria related to the Kompetensslussen acquisition (acquired on December 1, 2008) were met for the first tier earn-out payment and, accordingly, recorded a liability of approximately $535,000, in “accounts payable and accrued expenses” with a corresponding increase in “goodwill” in the Company’s Consolidated Balance Sheet. Subsequent to February 26, 2011, the Company paid the earn-out 50% in cash and 50% in restricted stock (approximately 14,500 shares). The Statement of Cash Flows for the nine months ended February 26, 2011 does not include the cash portion of the earn-out payment under the caption “Cash flows from investing activities” as it was paid after the end of the third quarter of fiscal 2011.
12. Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we began to expand geographically to meet the demand for project professional services across the world and opened our first three international offices. Our most significant international transaction was the acquisition of our Netherlands practice in fiscal year 2004. As of February 26, 2011, the Company served clients through 53 offices in the United States and 29 offices abroad.
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
Stock-based compensation — Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our Employee Stock Purchase Plan (the “ESPP”), eligible officers and employees may purchase our common stock in accordance with the terms of the plan.
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
The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. On July 20, 2010, the Company’s board of directors announced the commencement of a quarterly dividend of $0.04 per common share, subject to quarterly Board approval. Consequently, effective with option grants in the first quarter of fiscal 2011, the impact of expected dividends is now incorporated in determining the estimated value per share of employee stock option grants using the Black-Scholes model. The Company’s historical expected life of stock option grants is 5.2 years for non-officers and 7.0 years for officers.
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

	For the Three Months Ended		For the Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$137,607	$125,304	$399,849	$365,093
Direct cost of services	86,672	76,949	244,882	225,245

Gross profit	50,935	48,355	154,967	139,848
Selling, general and administrative expenses	45,277	44,101	128,884	139,981
Contingent consideration adjustment	(239)	788	(22,652)	788
Amortization of intangible assets	1,224	1,360	3,824	2,191
Depreciation expense	1,761	2,152	5,476	6,523

Income (loss) from operations	2,912	(46)	39,435	(9,635)
Interest income	(124)	(178)	(366)	(524)

Income (loss) before provision for income taxes	3,036	132	39,801	(9,111)
Provision for income taxes	2,283	5,097	20,347	4,952

Net income (loss)	$753	$(4,965)	$19,454	$(14,063)

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as earnings (loss) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and fair value adjustments to contingent consideration. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the three and nine months ended February 26, 2011 and February 27, 2010 and includes a reconciliation of such measures to net income (loss), the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
	(Amounts in thousands, except		(Amounts in thousands, except
	margin per cent)		margin per cent)
Net income (loss)	$753	$(4,965)	$19,454	$(14,063)
Adjustments:
Amortization of intangible assets	1,224	1,360	3,824	2,191
Depreciation expense	1,761	2,152	5,476	6,523
Interest income	(124)	(178)	(366)	(524)
Provision for income taxes	2,283	5,097	20,347	4,952

EBITDA	5,897	3,466	48,735	(921)
Stock-based compensation expense	2,557	3,186	7,826	12,611
Contingent consideration adjustment	(239)	788	(22,652)	788

Adjusted EBITDA	$8,215	$7,440	$33,909	$12,478

Revenue	$137,607	$125,304	$399,849	$365,093

Adjusted EBITDA margin	6.0%	5.9%	8.5%	3.4%

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
Three Months Ended February 26, 2011 Compared to Three Months Ended February 27, 2010
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue increased $12.3 million, or 9.8%, to $137.6 million for the three months ended February 26, 2011 from $125.3 million for the three months ended February 27, 2010. Revenue increased 9.8%, quarter over quarter, stemming from revenue increases in all geographies compared to the third quarter of fiscal 2010. We believe the increase is partially attributable to the improving economic environment and that we have improved the awareness of our service offerings with clients and prospective clients through our completed and on-going engagements in our various service lines.
The number of hours worked in the third quarter of fiscal 2011 increased about 11.8% compared with the prior year third quarter while average bill rates declined 2.3%. The number of consultants on assignment as of February 26, 2011 was 2,266 compared to 2,057 consultants engaged as of February 27, 2010.
On a sequential quarter basis, fiscal 2011 third quarter revenues decreased from $138.5 million to $137.6 million and bill rates declined 0.8% but hours increased 0.4%. The Company’s sequential revenue increased in Asia Pacific (8.0%) and Europe (1.7%) but was down in North America (1.7%). The revenue in the United States was impacted by increased vacation time taken by our consultants during the holiday season as compared to the second quarter. The direct cost of services percentage of revenue (“direct cost of services percentage”) increased from 60.5% in the second quarter to 63.0% in the third quarter, partially attributable to the increase in payroll tax expense at the beginning of the calendar year in the United States, a decrease in the bill rate/pay rate ratio in the third quarter (bill rates declined 0.8% while pay rates remained the same), and higher healthcare costs. The Company believes the direct cost of services percentage will decrease in the fourth quarter due to the absence of significant paid holidays and the declining impact of payroll taxes later in the quarter. The ratio of selling, general and administrative expenses (“S,G & A”) to revenue increased from 30.8% to 32.9%, for the quarters ended November 27, 2010 and February 26, 2011, respectively, primarily due to the reset of payroll taxes at the beginning of the calendar year, the relaunch of the Company’s branding campaign (including magazine and radio advertising and airport displays) and to a lesser extent increases in compensation and healthcare costs.
We operated 82 (29 abroad) and 85 (30 abroad) offices as of February 26, 2011 and February 27, 2010, respectively. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.
Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three
	Months Ended			% of Total
	February 26,	February 27,	%	February 26,	February 27,
	2011	2010	Change	2011	2010
North America	$103,991	$97,479	6.7%	75.6%	77.8%
Europe	24,144	21,952	10.0%	17.5%	17.5%
Asia Pacific	9,472	5,873	61.3%	6.9%	4.7%

Total	$137,607	$125,304	9.8%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2010 conversion rates, international revenues would have been lower than reported under GAAP by $200,000 in the third quarter of fiscal 2011.
We believe our revenues in the near-term will continue to be impacted by the global economic environment which has reduced our clients’ demand for the services we provide.
Direct Cost of Services. Direct cost of services increased $9.8 million, or 12.7%, to $86.7 million for the three months ended February 26, 2011 from $76.9 million for the three months ended February 27, 2010. Direct cost of services increased because the number of hours worked rose 11.8% in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. The average pay rate per hour to our consultants was about the same. The direct cost of services percentage was 63.0% and 61.4% for the three months ended February 26, 2011 and February 27, 2010, respectively. The increase in the direct cost of services percentage between the quarters resulted from the unfavorable change in the bill rate/pay rate ratio and an increase in the amount of zero gross margin client reimbursements.
Our target direct cost of services percentage is 60% for all of our offices.
Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 32.9% and 35.2% for the quarters ended February 26, 2011 and February 27, 2010, respectively. S, G &A increased $1.2 million, or 2.7%, to $45.3 million for the three months ended February 26, 2011 from $44.1 million for the three months ended February 27, 2010.
The increase quarter-over-quarter is primarily related to the relaunch of our branding campaign in the third quarter of fiscal 2011 and increases in bonuses due to the Company’s improved revenue results year-over-year. Management and administrative headcount decreased from 732 at the end of the third quarter of fiscal 2010 to 720 at the end of the third quarter of fiscal 2011 with corresponding decreases in salary and stock-based compensation costs.
Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. The Company recorded a $239,000 adjustment to its estimate of contingent consideration payable for the three months ended February 26, 2011 in recognition of the change in the estimated fair value (from a change in the discount rate applied in the calculation) of the estimated contingent consideration payable in November 2013. The Company did not record any additional employee portion of contingent consideration expense as it was not probable that certain growth targets were achieved this quarter. As further described in “Critical Accounting Policies — Contingent Consideration” above, estimates related to these two contingent amounts were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated value of contingent consideration attributable to the time value of money (accretion) and changes in the discount rate applied in the calculation (in the case of contingent consideration expense).
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

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $1.2 million for the three months ended February 26, 2011 from $1.4 million for the three months ended February 27, 2010. The decrease is the result of amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group. Those assets include: $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog was amortized over 13 months (now fully amortized), the customer relationships over two years, and the trade names and non-competition agreements over five years. Based upon identified intangible assets recorded at February 26, 2011, the Company anticipates amortization expense related to identified intangible assets to approximate $5.0 million during the fiscal year ending May 28, 2011.
Depreciation expense was $1.8 million for the three months ended February 26, 2011 compared to $2.2 million for the three months ended February 27, 2010. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and the Company has slowed the amount invested in property and equipment beginning in fiscal 2010 as compared to previous fiscal years.
Interest Income. Interest income was $124,000 in the third quarter of fiscal 2011 compared to $178,000 in the third quarter of fiscal 2010. The decrease in interest income in the third quarter of fiscal 2011 is the result of lower interest rates as compared to the prior year’s third quarter.
The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of February 26, 2011, the Company also has $5.2 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.
Income Taxes. The Company’s provision for income taxes was $2.3 million (effective tax rate of 75.2%) and $5.1 million (effective tax rate of 3,861.4%) for the three months ended February 26, 2011 and February 27, 2010, respectively.
The provision for taxes in the third quarter of fiscal 2011 and 2010 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock options (“ISO”) exercises impacts the Company’s effective tax rate.
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
The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $1.1 million and $953,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2011 and 2010, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during fiscal 2011 as compared to expense related to ESPPs. However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Nine Months Ended February 26, 2011 Compared to Nine Months Ended February 27, 2010
Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Revenue. Revenue increased $34.7 million, or 9.5%, to $399.8 million for the nine months ended February 26, 2011 from $365.1 million for the nine months ended February 27, 2010.
The number of hours worked in the first nine months of fiscal 2011 increased about 9.7% compared with the prior year first nine months while average bill rates were down slightly by 0.8%.
Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	Revenue for the Nine
	Months Ended			% of Total
	February 26,	February 27,	%	February 26,	February 27,
	2011	2010	Change	2011	2010
North America	$308,739	$277,906	11.1%	77.2%	76.1%
Europe	65,643	68,651	(4.4)%	16.4%	18.8%
Asia Pacific	25,467	18,536	37.4%	6.4%	5.1%

Total	$399,849	$365,093	9.5%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2010 conversion rates, international revenues would have been higher than reported under GAAP by $1.5 million for the first nine months of fiscal 2011.
Direct Cost of Services. Direct cost of services increased $19.7 million, or 8.7%, to $244.9 million for the nine months ended February 26, 2011 from $225.2 million for the nine months ended February 27, 2010. Direct cost of services increased because the number of hours worked rose 9.7% in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010 and the amount of zero gross margin client reimbursements increased between the two periods, offset by increased leverage on benefits. The average pay rate per hour to our consultants between the two periods was about the same. The direct cost of services percentage was 61.3% and 61.7% for the nine months ended February 26, 2011 and February 27, 2010, respectively. The improvement in the direct cost of services percentage between the periods resulted from the blended impact of higher margin work performed for Sitrick Brincko Group clients and fewer claims under the Company’s self-insured healthcare plans, offset by an increase in the pay rate to bill rate ratio for other Resources Global operations and an increase in the amount of zero gross margin client reimbursements.
Selling, General and Administrative Expenses. S, G & A as a percentage of revenue were 32.2% and 38.3% for the nine months ended February 26, 2011 and February 27, 2010, respectively. S, G &A decreased $11.1 million, or 7.9%, to $128.9 million for the nine months ended February 26, 2011 from $140.0 million for the nine months ended February 27, 2010.
The nine months ended February 27, 2010 included $7.0 million of expenses related to the resignation of two senior executives during the quarter, including the acceleration of recognition of compensation expense for employee stock option grants of $2.2 million. The remaining $4.1 million decrease year-over-year is primarily related to management and administrative headcount driven reductions in salary, benefits, stock based compensation and related costs. These reductions were offset by the addition of S, G &A related to operations of the Sitrick Brincko Group, acquired on November 20, 2009 and included in results since the acquisition and the relaunch of the Company’s branding campaign in the third quarter of fiscal 2011.
Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. The contingent consideration adjustment recorded for the nine months ended February 26, 2011 was $22.7 million. The adjustment reflects the reduction in the estimated fair value of contingent consideration payable in the Sitrick Brincko Group acquisition.

Each reporting period, the Company estimates changes in the estimated fair value of contingent consideration and any change in the estimate are recognized in the Company’s Consolidated Statements of Operations. Sitrick Brincko Group’s EBITDA for the first annual measurement period (ended November 27, 2010) was $8.9 million, approximately $2.4 million below the required base. Based upon the first year actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the three years remaining in the earn-out period, the Company estimated the current fair value of the contingent consideration payable to Sitrick and Brincko as of November 27, 2010 to be $46.2 million, representing a non-cash decrease of $23.7 million in the estimated liability from our previous estimate and reflected as an increase in pretax income in our Consolidated Statements of Operations. In the first and third quarters of fiscal 2011, the Company recorded fair value adjustments of approximately $1.0 million(including the reduction in the estimated fair value of the contingent consideration liability of $239,000 for the three months ended February 26, 2011), which recognized the time value of money (accretion) and changes in the discount rate applied in the calculation. On an after tax basis, the fair value of all contingent consideration adjustments increased net income by $13.4 million or $0.29 per share. The Company did not record any additional employee portion of contingent consideration expense as it was not probable that certain growth targets were achieved during the nine months ended February 26, 2011.
Amortization and Depreciation Expense. Amortization of intangible assets increased to $3.8 million for the nine months ended February 26, 2011 from $2.2 million for the nine months ended February 27, 2010. The increase is the result of amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group.
Depreciation expense was $5.5 million for the nine months ended February 26, 2011 compared to $6.5 million for the nine months ended February 27, 2010. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and the Company has slowed the amount invested in property and equipment beginning in fiscal 2010 as compared to previous fiscal years.
Interest Income. Interest income was $366,000 in the first nine months of fiscal 2011 compared to $524,000 in the first nine months of fiscal 2010. The decrease in interest income in the first nine months of fiscal 2011 is the result of declining interest rates as compared to the prior year’s first nine months.
Income Taxes. The Company provided for income taxes of $20.3 million for the nine months ended February 26, 2011 versus $5.0 million for the nine months ended February 27, 2010. The effective tax rate was 51.0% for the nine months ended February 26, 2011 and (54.4%) for the nine months ended February 27, 2010.
The provision increased because of the tax effect related to a reduction of the tax deductible goodwill deferred tax asset associated with the Company’s adjustment of the fair value of contingent consideration and due to the Company’s pre-tax income position in the first nine months of fiscal 2011 as compared to the pretax loss in the first nine months of fiscal 2010. The Company also recorded tax charges of $769,000 and $3.9 million to establish valuation allowances on certain foreign deferred tax assets in the first nine months of fiscal 2011 and 2010, respectively. The provision for taxes in fiscal 2011 results from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates, and no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established.
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

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2011. As of February 26, 2011, the Company had approximately $1.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of February 26, 2011, the Company was in compliance with all covenants included in the Credit Agreement.
Operating activities provided $15.1 million in cash for the nine months ended February 26, 2011 compared to $1.2 million for the nine months ended February 27, 2010. Cash provided by operations in the first nine months of fiscal 2011 resulted from net income of $19.5 million and non-cash items of $3.0 million, offset by net unfavorable cash changes in operating assets and liabilities of $7.4 million. In the first nine months of fiscal 2010, cash used in operations resulted from net loss of $14.1 million and unfavorable net cash changes in operating assets and liabilities of $4.1 million, offset by favorable non-cash items of $19.3 million. The primary cause of the favorable change in operating cash flows between the two years was the Company’s net profit in the first nine months of fiscal 2011 and the increase in the amounts accrued for salary and related expenses between the two years; these favorable factors are offset by the increase in accounts receivable during fiscal 2011 because of increasing revenue in the current year. Non-cash items include expense for stock-based compensation, the contingent consideration adjustment and the associated change in deferred tax assets; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and the change recognized in the estimated fair value of contingent consideration (and associated tax benefit). As of February 26, 2011, the Company had $150.9 million of cash, cash equivalents and short-term investments.

Net cash provided by investing activities was $2.3 million for the first nine months of fiscal 2011 compared to net cash used in investing activities of $23.3 million in the comparable prior year period. Cash used to purchase short-term investments net of cash received from the redemption of short-term investments (primarily commercial paper), resulted in net proceeds of $5.0 million in the first nine months of fiscal 2011 compared to $7.2 million in the first nine months of fiscal 2010. The prior year nine months also included $28.5 million used in the acquisition of Sitrick Brincko Group.
Net cash used in financing activities totaled $4.1 million for the nine months ended February 26, 2011, compared to a source of cash of $2.8 million for the nine months ended February 27, 2010. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about the same ($8.3 million versus $8.2 million) in the first nine months of fiscal 2011 compared to the same period of fiscal 2010. Also, the Company used $9.2 million in the first nine months of fiscal 2011 to purchase 647,400 shares of its common stock on the open market versus $5.9 million in the prior fiscal year to purchase 308,900 shares. The Company also paid dividends on its common stock of $3.7 million in the first nine months of fiscal 2011; there were no dividends paid in fiscal 2010.
Subsequent to the end of fiscal 2010, the Company’s board of directors announced it had authorized the establishment of a quarterly cash dividend, subject to quarterly approval by the board, of $0.04 per common share. The dividend of approximately $1.8 million, paid on March 18, 2011, is accrued in the Company’s Consolidated Balance Sheet as of February 26, 2011.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 12 to the Consolidated Financial Statements for the three and nine months ended February 26, 2011 and February 27, 2010.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. At February 26, 2011, the Company had approximately $150.9 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
Foreign Currency Exchange Rate Risk. For the quarter ended February 26, 2011, approximately 27.4% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 83.1% of our balances of cash, cash equivalents and short-term investments as of February 26, 2011 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Canadian Dollars or Euros. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains. Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 26, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 26, 2011. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 26, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. In addition, during fiscal 2009, many European and Asia Pacific countries reported significant contraction in their economies. While economic conditions in most parts of the world have steadily improved over the past twelve months, a future deterioration of the United States or international economies or a less robust economic recovery, coupled with tight credit markets, could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.
A deterioration in the current economic recovery or a future economic downturn in regions in which we operate in may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.
In addition, we are required to periodically, but at least annually, assess the recoverability of certain assets, including deferred tax assets and goodwill. Softening of the United States economy and international economies could adversely affect our evaluation of the recoverability of deferred tax assets, requiring us to record additional tax valuation allowances. Our assessment of impairment of goodwill is currently based upon comparing our market capitalization to our net book value. Therefore, a significant downturn in the future market value of our stock could potentially result in impairment reductions of goodwill and such an adjustment could materially affect the Company’s future financial results and financial condition.
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

We cannot assure you that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and consultants and in offering pricing concessions. Some of our competitors in certain markets do not provide medical and other benefits to their consultants, thereby allowing them to potentially charge lower rates to clients. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.
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
On July 20, 2010, our board of directors announced the establishment of a quarterly dividend, subject to quarterly board of directors approval, of $0.04 per share. During the nine months ended February 26, 2011, the board of directors declared cash dividends totaling $0.12 per share. The payment of, or continuation of, the quarterly dividend will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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
In July 2007, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of our Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The table below provides information regarding our stock purchases made during the third quarter of fiscal 2011 under our stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
Period	of Shares Purchased	Paid per Share	Announced Program	Under the Program
November 28, 2010 — December 25, 2010	—	$—	—	$19,202,641
December 26, 2010 — January 22, 2011	—	$—	—	$19,202,641
January 23, 2011 — February 26, 2011	89,819	$20.38	89,819	$17,372,451

Total November 28, 2010 — February 26, 2011	89,819	$20.38	89,819	$17,372,451

Item 6.	Exhibits
The exhibits listed in the Exhibits Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resources Connection, Inc.
Date: April 7, 2011	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2011	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.21	*+	Resources Connection, Inc. Directors’ Compensation Policy.

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*‡	XBRL Instance

101.SCH	*‡	XBRL Taxonomy Extension Schema

101.CAL	*‡	XBRL Taxonomy Extension Calculation

101.DEF	*‡	XBRL Taxonomy Extension Definition

101.LAB	*‡	XBRL Taxonomy Extension Labels

101.PRE	*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

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