Form 10-K
period 2011-05-28
RESOURCES CONNECTION INC
filed 2011-07-26
CIK 1084765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2011
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
None (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 26, 2010, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $730,876,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 18, 2011, there were approximately 45,526,405 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

i

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009 consisted of 52 weeks.

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology.

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

Overview

Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company is organized around client service teams utilizing experienced professionals specializing in finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

•	Finance and accounting services, such as financial analyses (e.g., product costing and margin analyses), budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, merger and acquisition due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements

•	Information management services, such as financial system/enterprise resource planning implementation and post implementation optimization

•	Corporate advisory, strategic communications and restructuring services

•	Risk management and internal audit services, including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”)

•	Supply chain management services, such as strategic sourcing efforts, contract negotiations and purchasing strategy

•	Actuarial support services for pension and life insurance companies

•	Human capital services, such as change management and compensation program design and implementation

•	Legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs

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

Our business model combines the client service orientation and commitment to quality from our legacy as part of a Big Four accounting firm with the entrepreneurial culture of an innovative, dynamic company. We are positioned to take advantage of what we believe are two converging trends in the outsourced professional services industry: a shift in global demand for flexible, outsourced professional services by corporate clients and a supply of professionals interested in working in a non-traditional professional services firm. We believe our business model allows us to offer challenging yet flexible career opportunities, attract highly qualified, experienced professionals and, in turn, attract clients with challenging professional needs.

As of May 28, 2011, we employed 2,249 professional service consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas and tend to be in the latter third of their careers, many with advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of more than 1,900 clients during fiscal 2011, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, we have served 86 of the current Fortune 100 companies at one time or another. As of May 28, 2011, we served our clients through 51 offices in the United States and 29 offices abroad.

In fiscal 2010, to add to our service capabilities, we acquired certain assets of Sitrick and Company, a strategic communications firm, and Brincko Associates, Inc., a corporate advisory and restructuring firm with operations primarily in the United States, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, LLC (“Sitrick Brincko Group”). By combining the specialized skill sets of Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic footprint and client base, we believe we will significantly increase our ability to assist clients during challenging periods, particularly in the areas of corporate advisory, strategic communications and restructuring services.

During our first three years of operations, our offices were located only in the United States. Since then, to enhance our service capabilities to global clients, we have increased our presence in other regions around the world. While much of our growth in countries outside of the United States has resulted from the establishment of new Resources Global offices, we completed a number of acquisitions prior to fiscal 2011 to build our presence and to serve our international clients around the world (including acquisitions in Australia, India, the Netherlands, Sweden and the United Kingdom).

We are a multinational company with offices in 21 countries. Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Year
	Ended			% of Total
	May 28,	May 29,	%	May 28,	May 29,
	2011	2010	Change	2011	2010

North America	$416,904	$384,535	8.4%	76.4%	77.1%
Europe	92,840	89,225	4.1%	17.0%	17.9%
Asia Pacific	35,802	25,238	41.9%	6.6%	5.0%

Total	$545,546	$498,998	9.3%	100.0%	100.0%

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

We believe our distinctive culture is a valuable asset and is, in large part, due to our management team, which has extensive experience in the professional services industry. Most of our senior management and office managing directors have Big Four experience and an equity interest in the Company. This team has created a culture of professionalism and a client service orientation that we believe fosters in our consultants a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service and results to our clients.

Industry Background

Changing Market for Project- or Initiative-Based Professional Services

Resources Global’s services cover a range of professional areas. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. We believe that over the last decade that the market for professional services has evolved in response to financial scandals and legislation passed following such scandals and that companies may be more willing to choose alternatives to traditional professional service providers. We believe Resources Global is positioned as a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

•	Strategically access specialized skills and expertise

•	Effectively supplement internal resources

•	Increase labor flexibility

•	Reduce their overall hiring, training and termination costs

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

Supply of Project Professionals

Based on discussions with our consultants, we believe that the number of professionals seeking to work on a project basis has historically increased due to a desire for:

•	More flexible hours and work arrangements, coupled with competitive wages and benefits and a professional culture

•	Challenging engagements that advance their careers, develop their skills and add to their experience base

•	A work environment that provides a diversity of, and more control over, client engagements

•	Alternate employment opportunities in the United States and many foreign regions

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

Resources Global Professionals’ Solution

We believe that Resources Global is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that Resources Global provides clients seeking project professionals with high-quality services because we are able to combine all of the following:

•	A relationship-oriented approach to assess our clients’ project needs

•	Highly qualified professionals with the requisite skills and experience

•	Competitive rates on an hourly, instead of a per project, basis

•	Significant client control of their projects

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

Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high- growth company. We seek consultants and management with talent, integrity, enthusiasm and loyalty (“TIEL”, an acronym used frequently within the company) to strengthen our team and support our ability to provide clients with high-quality services and solutions. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting quality clients.

•	Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2011, all of our 50 largest clients used more than one service line and 72% of those top 50 clients used three or more service lines; and 2) 49 of our largest 50 clients in fiscal 2008 remained clients in fiscal 2011 while 90% of our top 50 clients in 2005 were still clients in 2011.

•	Build the Resources Global brand. Our objective is to build Resources Global’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,249 consultants on assignment as of May 28, 2011 and 735 management and administrative employees working from offices in 21 countries. In addition, we have national and local marketing efforts that reinforce the Resources Global brand.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe that we have significant opportunity for continued strong organic growth in our core business once the global economy begins to strengthen and, in addition, that we can grow through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional initiative work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy recovers. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. However, the global economic slow-down has impacted the number of clients that we serve, decreasing from a peak of over 2,400 in fiscal 2008 to just over 1,800 in fiscal 2010. In fiscal 2011, we served over 1,900 clients, indicative of the slow recovery of the world-wide economy. However, we believe we can continue to attract new clients by building our brand name and reputation and through our national and local marketing efforts. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multinational companies.

•	Expanding geographically. We have been expanding geographically to meet the demand for project professional services around the world and currently have offices in 21 countries. We believe, based upon our clients’ requests, that as global economic conditions improve, there are significant opportunities to promote growth in our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may add to our existing domestic office network on an opportunistic basis when our existing clients have a need or if there is a new client opportunity.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since fiscal 1999, we have diversified our professional service offerings by entering into the areas of human capital, information management, internal audit and risk management, supply chain management, legal services and corporate advisory, strategic communications and restructuring services. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 28, 2011, we employed or contracted with 2,249 consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

Almost all of our consultants in the United States are employees of Resources Global. We typically pay each consultant an hourly rate for each consulting hour worked and for certain administrative time and overtime premiums, as required by law, and offer benefits, including: paid time off and holidays; a discretionary bonus program; group medical and dental programs, each with an approximate 30-50% contribution by the consultant; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, a consultant must work a threshold number of hours to be eligible for all of these benefits. In addition, we offer our consultants the ability to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs.

Internationally, our consultants are a mix between employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve. A few international practices also utilize a partial “bench model”; that is, certain consultants are paid a weekly salary rather than for each client service hour worked with bonus eligibility based upon utilization.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2011, we served more than 1,900 clients from offices located in 21 countries. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2011, our largest client accounted for less than 3.3% of our revenue and our 10 largest clients accounted for approximately 17% of our revenues.

The clients listed below represent the multinational and industry diversity of our client base in fiscal 2011.

AIG	Kaiser Permanente
BP	Kinetic Concepts, Inc.
Bunge	Makita
Chevron Corporation	SONY
Clearwire	Sotheby’s
ConocoPhillips	Starbucks
Expedia, Inc.	Tyco
General Motors Corporation	Unilever

Services and Products

Resources Global was founded with a business model and operating philosophy rooted in the support of client-led projects and initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple areas of expertise: Finance & Accounting; Information Management; Human Capital; Corporate Advisory & Restructuring Services; Strategic Communications; Legal & Regulatory; Governance, Risk & Compliance (“GRC”); and Supply Chain Management.

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

Project examples include:

•	Shared service center migrations

•	Implementation of new accounting standards

•	Financial analysis, such as product costing and margin analysis

•	Interim accounting management roles, such as chief financial officer, controller and director of accounting

•	Finance transformations

•	Post-merger and acquisition integration

•	Remediation of internal control weaknesses

•	Restatements of previously issued financial statements

•	External financial reporting and internal management reporting

•	Business process improvement

In addition, we may assist with merger and acquisition projects, including divestitures and carve outs. Our finance and accounting consultants assist with the following functions for clients involved in divestitures and carve outs:

•	Preparation of public filings related to the transactions

•	Carve out audits

•	Providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board (“FASB”)

Sample Engagement — Project Management in Support of FASB/International Accounting Standards Board (“IASB”) Convergence Projects:  We assisted a public energy company that needed to establish an enterprise-wide project management office in anticipation of joint convergence projects. Resources Global provided a project management subject-matter expert who designed and set-up a project management office function for the implementation of the FASB/IASB joint convergence standards. We provided the company with a convergence governance structure, project charter, roles and responsibilities, work breakdown structure and a high-level project plan.

Sample Engagement — Reduce Close Cycle to Meet Public Reporting Requirement:  Our consultants reengineered the close process for a billion-dollar global private engineering company that intended to go public. In the initial phase of the project, Resources Global consultants analyzed the close cycle and made proposals to trim the close cycle in half, without losing valuable management information. Close cycle improvements included focus on the consolidation process, materiality thresholds, standardization of joint-venture accounting, revenue recognition issues, matrix reporting implementation and finance department website development.

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

Sitrick Brincko Group

Sitrick Brincko Group offers a unique combination of strategic counsel, tactical execution, and organizational and logistical support critical to companies undergoing restructuring and change. Its extensive experience in general management, finance, strategic planning, manufacturing and distribution have made Sitrick Brincko Group a valued partner to boards of directors and management engaged in unwinding a business in distress or rewiring a business for success.

Combined with Resources Global’s broad capabilities and global footprint, Sitrick Brincko Group offers a wide variety of services to clients, including:

•	Restructuring and reorganization

•	Loan portfolio review and loan workout

•	Bankruptcy claims administration and management

•	Corporate and financial advisory

•	Interim and crisis management

•	Crisis and strategic communications

•	Finance and capital sourcing

•	Dispute resolution and litigation support

Sample Engagement — Communication in a Liquidity Crisis:  Sitrick Brincko Group was engaged to provide crisis communication support to a publicly traded consumer business facing severe liquidity issues. The restructuring group’s senior practitioners, with significant experience in developing and implementing strategic communications for both in- and out-of-court restructurings, assisted the client with:

•	Development of communications strategies to help maintain stability and preserve the value of assets during this period of financial volatility and change

•	Creation of communications — both traditional and digital — that advanced the company’s business goals and aligned with its legal strategy

•	Delivery of communications designed to maintain the confidence of all stakeholders while the company explored its strategic alternatives

•	Management of expectations via direct, targeted communications and judicious use of the media

•	Communications counsel, program development and implementation to those charged with the task of communications, business development, investor relations and other key functions

Sample Engagement — Restructuring and Advisement Services:  A publicly held multi-billion dollar international semiconductor provider engaged Sitrick Brincko Group to analyze its financial operations, recommend strategies to mitigate operating losses and evaluate the management team. Following a Chapter 11 bankruptcy filing, Sitrick Brincko Group personnel served as Chief Restructuring Officer and interim Chief Financial Officer. The client’s board of directors tasked Sitrick Brincko Group with responsibility for the review, analysis and development of strategic business plans; cash flow projections and feasibility studies in connection with the overall potential for restructuring success, as well as claims processing, liquidation analysis and contract reviews. Sitrick Brincko Group was nominated for two 2011 Turnaround Awards presented by The M&A Advisor for this project.

Information Management

Our Information Management practice provides planning and execution services in four primary areas: Program and Project Management, Business and Technology Integration, Data Strategy and Management, and IT Strategy and Governance. By focusing on the initiative as defined by our clients, Resources Global can provide continuity of service from the creation or expansion of an overall IT strategy through the post-implementation support. In addition to these services, we have expertise in a variety of technology solutions: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; HR information systems; supply chain management systems; core finance and accounting systems; audit compliance systems; and financial reporting, planning and consolidation.

Our Information Management consultants work under the client’s direction on a variety of projects related to, among other things:

Program & Project Management

•	Program Management Office (PMO) implementation and optimization

•	Project management

•	Change management, communications and training

•	Portfolio rationalization

•	Project recovery

Business & Technology Integration

•	Business analysis and process improvement

•	System selection and implementation

•	System stabilization and optimization

•	Quality assurance and testing

Data Strategy & Management

•	Enterprise data strategy

•	Data analysis and reporting

•	Data quality management and standardization

•	Data conversion and integration

IT Strategy & Governance

•	IT strategy and effectiveness

•	Disaster recovery and business continuity planning

•	IT governance

•	Organizational design and interim management

Sample Engagement — Mobile Device Application Rollout:  A multibillion dollar publicly traded global healthcare products provider planned to develop a tablet-PC-based “closed loop marketing” system for its medical device sales force. With multiple other tasks to accomplish for a successful development, the internal client team had committed to a software vendor, but had no plan for implementation. The company engaged Resources Global to provide a senior project manager with experience leading a similar implementation: an individual who could develop an overall plan and manage the implementation process to ensure achievement of the client’s vision.

Resources’ consultant developed the plan and then led the project through a successful deployment. Of particular importance to the client were our project manager’s skills in business process definition, project team coordination and communication, and organizational implications. In addition, the consultant worked with the client’s creative agency, software vendor and internal stakeholders to define the most suitable solution, and continued driving accountability for all parties throughout the process up to and beyond the system’s successful rollout to 700 users in the United States and Europe.

Sample Engagement — IT Infrastructure Design:  A global manufacturing company acquired a new, small start-up business in Eastern Germany that lacked local IT infrastructure. We were engaged to help develop an IT infrastructure concept that could be implemented in time for the new business’ production start. After approval of the implementation strategy, our consultant was asked to serve as a project leader and implement the infrastructure solution at the new plant. We are also assisting the client with its IT infrastructure strategy for a new plant in China.

Sample Engagement — Oracle Project Management:  As part of its growth strategy, a global software firm needed to consolidate operations onto a single system in preparation for a public offering. The company also wanted to leverage an Oracle implementation to design, develop and integrate a custom revenue recognition module. Resources Global consultants helped develop a current state assessment, formulated business requirements for a custom revenue-recognition module, designed and implemented an interim revenue-recognition process to support new rules, and coordinated the development lifecycle for the new revenue module. In addition, our consultants configured Oracle for new international entities, developed and documented the initial configuration and conversion plan for Oracle implementation, provided technical and business support for Oracle R11 and R12, and facilitated execution of best practices for Oracle business users.

Sample Engagement — Implement an Enterprise-Wide Business Intelligence Solution:  A healthcare company set out to establish an enterprise-wide business intelligence plan that aligns and enables strategic, informational and infrastructure effectiveness across the organization. The primary emphasis was to create, enhance, and/or improve the overall framework for the effective delivery of its enterprise-wide business intelligence and provide information required to support strategic needs and the decision-making processes. Our consultant was responsible for providing a clearly defined strategy for minimizing ad hoc reporting, promoting standard reporting and eliminating duplication. The consultant interviewed key leaders and evaluated the existing corporate business intelligence governance strategy and provided recommendations in a documented top-down corporate business intelligence strategy.

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

More specifically, our professionals help our clients using E3 in three distinct change management phases:

Engage:  Identify key stakeholders and develop communication messages to ensure buy-in support

Enable:  Identify objectives, evaluate readiness and develop organizational modifications

Execute:  Assess impact, deliver training and communication, and assess outcomes

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

HR Operations and Technology:  Resources Global’s Human Capital professionals, with backgrounds in HR operations and technology, possess the business acumen and technical skills to bring a blend of expertise to various projects, including:

Organizational Development

•	Performance measurement and management

•	Process analysis and redesign

•	Succession planning and career development programs

•	Employee retention programs, opinion surveys and communication programs

HR Information Systems

•	Project management

•	Change management

•	System selection and optimization

•	Implementation

•	Data conversion

•	Post-implementation support

•	Supplementing client staff

HR Operations

•	HR management

•	Compensation

•	HR training

•	Compliance/legal

•	Benefits

•	Recruitment

Sample Engagement — Change Management, Enterprise-Wide IT Reorganization:  A Fortune Global 100 diversified entertainment company needed to restructure and reorganize its enterprise-wide IT capabilities. During this engagement, Resources Global developed change management and communication strategies to support organizational and operational restructuring. In addition, our team served on the leadership task force responsible for driving operational strategies throughout the organization.

Sample Engagement — Recruiting Assistance and Process Improvement:  A large multinational company based in India needed assistance in sourcing and hiring over 100 qualified candidates to work for the client’s Afghanistan operations. The client also wanted a defined process to monitor recruitment efficiency while promoting and achieving cost savings.

With Resources’ HR specialist directing three client recruiters, the team identified and hired more than 120 candidates.

Sample Engagement — Corporate Social Responsibility Audit:  A Fortune 500 consumer products company required a supplier based in China to perform a Corporate Social Responsibility (“CSR”) audit. Serving as project managers, the Resources HR team led and managed the CSR audit preparation, mapping out the company’s CSR requirements and linking them to the supplier’s current compliance status.

Legal & Regulatory

Our Legal & Regulatory practice helps clients drive and execute their legal, risk management and regulatory initiatives. The consultants (comprised of attorneys, paralegals and contract managers) in this service line have significant experience working at the nation’s top law firms and companies. Our consultants work at our clients’ direction to support both routine and sophisticated initiatives and projects, as well as to augment their staff. A few examples of areas in which we serve our clients include:

•	Mergers and acquisitions (including integration), divestitures and joint ventures

•	Commercial transactions, contracts, licensing, real estate transactions and employment matters

•	Quarterly and annual SEC filings, annual meetings, proxy statements and corporate governance matters

•	Compliance policy development and implementation, compliance training, testing and reporting

•	Litigation, including complex class actions, investigations and regulatory exams

•	Bankruptcy, corporate restructurings and workouts

•	Secondment during leaves of absence or due to employee attrition

•	Implementation and optimization of legal and business policies, processes and procedures.

Sample Engagement — Commercial Transaction Support:  A publicly traded medical device company required immediate support for commercial contracts development, negotiation and processing during a period of merger and acquisition (“M&A”) integration. Our client, recently purchased by a large out-of-state conglomerate, was not in a position to hire a traditional employee. The client needed to continue to support the legal operations of the specified business units in a more unique way during this substantial transaction.

Resources Global provided a highly experienced, industry-specific legal professional — to support the client’s North American division, consisting of 30 team members — to review, draft and negotiate commercial agreements for customers (which included service agreements to individual hospitals, group purchasing entities and medical practice groups). We also assisted with streamlining commercial transaction processes and identifying contracting efficiencies in the M&A integration process.

Sample Engagement — M&A Transaction:  A publicly traded energy company was considering a complex transaction involving multiple cross-border entities and complicated foreign assets/subsidiaries. Up against tight deadlines and a significant volume of work, the General Counsel needed an additional M&A attorney to work side-by-side with him on this strategic acquisition.

Resources Global deployed one of its consultants, with significant corporate experience handling multi-national M&A deals in Asia, Europe and South America. Our consultant’s significant experience on strategic acquisitions allowed the client to increase the amount of work done in-house rather than solely rely on outside counsel, thus reducing the overall costs of the transaction.

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

Resources Global provided a team of five attorney consultants with varied subject matter expertise, including extensive experience in bankruptcy, sophisticated commercial transactions, commercial finance and the chemical industry. Our consultants worked with our client’s in-house legal team to review a significant volume of contracts and assist in the preparation of a schedule of executory contracts. In addition, we assisted with streamlining various corporate governance processes.

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

Governance, Risk and Compliance: Corporate Governance, Risk Management, Internal Audit and Sarbanes Compliance Services

Through our GRC practice, we assist clients with a variety of governance, risk management, internal audit and compliance initiatives. The professionals in our GRC practice have experience in operations, controllership and internal and external audit and can serve our clients in any number of roles required — from program manager to team member. In addition to helping clients worldwide in the areas of audit, risk and compliance, we are able to draw on Resources Global’s other practice areas to bring the required business expertise to the engagement. Specific types of engagements include:

•	Co-Sourced Internal Audit: Knowing how businesses function is the key to today’s risk-driven approach to integrated auditing. Our professionals have the experience required to assess the risks involved and develop and execute a program to audit the effectiveness and efficiency of an entity. We work with clients in a number of capacities, including: providing a variable resource to the client’s staff, adding subject matter expertise, benchmarking processes against best practices and executing projects. We assist clients with co-sourcing requirements in IT audits, operational audits, financial audits, compliance audits and fraud or forensic audits.

•	Royalty, Licensing and Contracts Auditing: Working in today’s increasingly complex and regulated business environment, we assist clients in determining vendor and customer compliance with contractual obligations. We help determine whether vendors are adhering to pricing formulas, customers are remitting according to licensing terms, franchisees are correctly calculating fees and internal contract calculations are accurate. Specifically, we can assist with royalty and license audits, vendor audits, franchisee audits and contract management and compliance audits.

•	Governance, Risk and Compliance: Recent economic and world events, including the global financial crisis and the mortgage crisis, have raised the awareness of risk and the need for strong governance in all areas of business. Companies are responding by taking a new and deeper look at how they make decisions and govern themselves, the type of risks present in their environments and how to mitigate those risks and whether they have a culture of compliance. These initiatives are typically enterprise-wide and Resources Global can assist by designing and executing a risk assessment process, working as project managers or team members on a governance, risk and compliance initiative, or evaluating governance processes such as compensation, hiring and promotion practices and evaluation of systems.

•	Sarbanes, J-SOX and Other Compliance Initiatives: We have worked with clients on a number of compliance issues, including J-SOX, BSA, Basel II, HIPAA, Anti Money Laundering and Gramm Leach Bliley. In the area of Sarbanes compliance, Resources Global helps businesses by redesigning processes to leverage new guidance, using a risk-based approach, identifying or designing entity level controls, and reducing the cost of on-going testing and documentation.

Sample Engagement — Supplier Program Review for Leading Manufacturing Company:  Our client had recently completed an overhaul of one of its major manufacturing facilities in preparation for a new product launch. The overhaul included design, installation and set up of new tooling throughout the plant.

Our team of five consultants reviewed the fixed asset expenditures with several key suppliers to ensure our client paid the appropriate amounts for the services and materials received. The team developed a collaborative approach that allowed our client and its suppliers to identify issues with the contract language, approval processes and policy interpretations. The Resources team assisted in the recovery of overpayments to the suppliers.

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

Sample Engagement — Sarbanes Compliance:  A large United States government agency engaged Resources Global to assist with its effort to comply with certain Sarbanes requirements. Resources Global consultants provided project management, quality assurance and testing expertise to this agency at several locations in which it operates. In its project management support function, Resources Global assisted in the coordination of agency personnel and other third parties which are part of the Sarbanes compliance efforts.

Supply Chain Management

Our Supply Chain Management practice assists clients in the planning, maintenance and troubleshooting of complex supply chain systems. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our services include:

•	Performing current state assessments, analyzing and implementing business process improvements, and assisting with supply chain management technology enhancements to maximize the effectiveness of the supply chain

•	Providing experienced and accomplished supply chain professionals — with a variety of skill sets and backgrounds — who can lead or assist strategic sourcing efforts, negotiate contracts, serve as commodity/category experts, develop strategies and perform operational and tactical procurement activities

•	Presenting a variety of supply chain management solutions, including strategic sourcing; supplier relationship management; contracts management; supply chain compliance; logistics and materials management; inventory rationalization; warehouse optimization; Lean, Six Sigma and Demand Planning and Forecasting supply chain expertise; supplier diversity assistance; ERP implementations; and purchasing card programs

Sample Engagement — Current State Assessment and Organizational Transformation:  For a Fortune 1000 privately held company, Resources Global’s consultant team led a corporate procurement transformation effort that included centralizing the indirect procurement function supporting all business units. Our tasks were to:

•	Increase indirect spend under centralized, corporate supply chain management control

•	Conduct comprehensive staff assessments and provide recommendations to increase organizational effectiveness

•	Develop corporate-wide policies and procedures governing indirect procurement spend

•	Design and implement a corporate-wide communications strategy

•	Develop and implement corporate-wide indirect supplier performance management program

•	Create template library for various procurement activities, including sourcing kick-off decks, category plan reviews, and stakeholder and executive updates

•	Develop new branding for corporate procurement and supply chain management

Sample Engagement — Inventory Optimization and Production:  For a large beverage packing and plastic bottle manufacturer in China, we provided a team of five local supply chain professionals, led by a project manager from the United States, to assess and implement processes and procedures to reduce the client’s inventory level and improve its production planning and forecasting.

Sample Engagement — Facilities Management Sourcing:  One of the world’s largest commercial real estate companies with over 300 offices globally recognized that targeting and leveraging spend categories could prove financially beneficial and engaged Resources to:

•	Develop fundamentally sound sourcing strategies for the targeted spend categories

•	Perform market analysis

•	Conduct sourcing events

•	Gather and analyze accounting and supplier data for multiple locations

•	Assist with its accounting and data management support for its ERP system

Sample Engagement — Supplier Management Relationship Performance Assessment:  One of the world’s largest power generation manufacturers recognized that its supplier relationship management program needed strengthening. The Resources consultant activity included:

•	Benchmarking each business unit’s supplier management practices against industry best practices

•	Conducting sessions with each business unit’s work group to design supplier performance assessment guidelines and harmonize those among all business units

•	Assisting with institutionalizing regular supplier meetings, resulting in commitment from the suppliers for continuous improvement and development plans and establishing a rigorous monitoring of the supplier accomplishments

•	Developing and implementing a deployment program that included coaching the client’s commodity managers in the process to ensure that the new supplier relationship management program worked effectively

Sample Engagement — Capital Equipment Construction:  For a United States based, large convenience store chain, Resources was engaged to develop a procurement process and sourcing of major equipment categories for a large scale construction and refurbishment effort impacting over 400 store locations. Our team:

•	Conducted spend analysis for the various commodity categories

•	Developed and executed on a replicable sourcing process for equipment, such as racking/shelving, furniture, cabinets and countertops, bathroom fixtures, tile, flooring, HVAC, food service equipment, kitchen equipment and related supplies, and coolers

•	Developed RFI and RFP packages and assumed responsibility for analyzing quotes, negotiating pricing and terms and conditions, and issuing the necessary commitment documents

Sample Engagement — Executing Strategic Sourcing Strategies for High Priority Spend:  A large United States telecommunications company engaged our supply chain management professionals to help in using the client’s existing strategic sourcing tools, templates and process framework to rigorously reduce spend categories. Resources consultants:

•	Performed spend and opportunity analysis

•	Created category teams, engaged stakeholders, validated spend and requirements

•	Developed sourcing strategies and led sourcing events in the following indirect categories: HR benefits, HR consulting, relocation, outplacement, security, IT hardware/software/services, contingent labor/staff augmentation

•	Facilitated supplier selection, negotiations and contract execution

•	Transitioned category management knowledge, documentation and tools back to the client internal procurement team

•	Identified and documented key organizational and process improvement opportunities

Sample Engagement — Materials and Inventory Management:  A major telecommunications company experienced rapid and large-scale growth leading to concerns over the reliability of its supply chain and inventory management processes and data. Our team of more than 40 consultants in 21 United States markets was engaged to assist with the project that focused on:

•	Designing a process and data schematic for capturing receipt and inventory transfer transactions for upload into their procurement, inventory and asset management system

•	Designing a physical-count process to validate equipment balances in warehouses as inventory and also validating equipment deployed in the wireless network as fixed assets

•	Redesigning the distribution network to include establishing regional warehouses

•	Redesigning warehouse processes in over 35 locations with five different third-party logistics providers

•	Coordinating supply-chain data and sub-ledger activities to support year-end close process

Sample Engagement — End-to-End Current State Assessment:  A Resources Global team of supply chain consultants helped a large United States defense contractor complete a supply chain management current state assessment for one of their large business units. The team reviewed and assessed the organization’s end-to-end supply chain function, including:

•	Reviewing the current state processes, systems, organization, and policies for the sourcing, inventory management and logistics operations

•	Providing recommendations for future state business processes

•	Identifying short and long-term technology enhancements

•	Providing recommendations on a redesigned supply chain management organization

•	Writing job descriptions for new and changed job roles

•	Developing a business case and implementation plan for each recommended change initiative

policyIQ

Delivered via the web, policyIQ is our proprietary content management product for documenting, managing and communicating all types of business information, including policies and procedures, Sarbanes documentation, training documentation and other types of business content. Project teams, departments and entire companies use policyIQ in place of shared directories, e-mail and intranet sites to more effectively manage different types of content including:

•	Finance & Accounting: accounting policies, financial reporting procedures, SEC regulations, bank account reconciliations, Sarbanes Section 302 certifications and 404 documentation

•	Information Management: disaster recovery plans, help desk procedures, system “how to’s,” system access request forms and change management documentation

•	Internal Audit: risk assessment, audit test plans, testing documentation, management action plans, audit committee charters and meeting minutes

•	Human Capital: employee handbook, benefits information and frequently asked questions, new hire and other employee forms and candidate or employee evaluations

•	Supply Chain: vendor qualification, procurement policies and procedures, executed contracts and transaction documentation

•	Legal & Regulatory: Code of Conduct and other compliance documentation, including employee sign-offs, safe harbor and privacy policies, ethics policies and anti-bribery or anti-corruption programs

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

We believe that our ability to deliver professional services successfully to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual’s particular office. In addition, we believe many members of our office management own equity in the Company. We also have a new managing director program whereby new managing directors attend a regularly scheduled series of seminars taught by experienced managing directors and other senior management personnel. This program allows the veteran managing directors to share their success stories, foster the culture of the Company with the new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide our North American and certain of our international offices with centralized administrative, marketing, finance, HR, IT, legal and real estate support. Our financial reporting is centralized in our corporate service center. This center also handles invoicing, accounts payable and collections, and administers HR services including employee compensation and benefits administration. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. In addition, in the United States, Canada and Mexico, we have a corporate networked IT platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and consultant development.

Business Development

Our business development initiatives are composed of:

•	local initiatives focused on existing clients and target companies

•	national and international targeting efforts focused on multinational companies

•	brand marketing activities

•	national and local direct mail programs

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

Our brand marketing initiatives help develop Resources Global’s image in the markets we serve. Our brand is reinforced by our professionally designed website, direct marketing, seminars, brochures and pamphlets and public relations efforts. During fiscal 2011, we commenced a targeted marketing campaign with print, radio, airport and on-line media components. We believe that our branding initiatives coupled with our high-quality client service help to differentiate us from our competitors and to establish Resources Global as a credible and reputable global professional services firm.

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

Competition

We operate in a competitive, fragmented market and compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms

•	local, regional, national and international accounting firms

•	independent contractors

•	traditional and Internet-based staffing firms

•	the in-house resources of our clients

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

Employees

As of May 28, 2011, we had a total of 2,984 employees, including 735 corporate and local office employees and 2,249 consultants. Our employees are not covered by any collective bargaining agreements.

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

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained on our website at http://www.resourcesglobal.com as soon as reasonably practicable after we file such reports with the SEC.

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

Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. Subsequently, many European and Asia Pacific countries reported significant contraction in their economies. While economic conditions in many parts of the world have improved during our fiscal 2011, a future deterioration of the United States or international economies or a less robust economic recovery, coupled with tight credit markets, could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

A deterioration in the current economic recovery or a future economic downturn in regions in which we operate may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

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

Many of our engagements with our clients involve projects that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we are not currently subject to a legal claim filed by a client, it remains possible, because of the nature of our business, that we may be involved in litigation in the future. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. During the recent economic slow-down, our revenue declined for five consecutive quarters through the first quarter of fiscal 2010. Since then we have experienced a modest growth rate. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new geographies;

•	provide additional professional services offerings;

•	hire qualified and experienced consultants;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues and increase other service offerings from existing clients.

Even if we are able to resume more rapid growth in our revenue, the growth will result in new and increased responsibilities for our management as well as increased demands on our internal systems, procedures and controls, and our administrative, financial, marketing and other resources. For instance, a limited number of clients are requesting that certain engagements be of a fixed fee nature rather than our traditional hourly time and materials approach, thus shifting a portion of the burden of financial risk and monitoring to us. Failure to adequately respond to these new responsibilities and demands may adversely affect our business, financial condition and results of operations.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The requirement to expense stock-based compensation may limit our use of stock options and other stock-based awards to attract and retain employees because of the possible impact on our results of operations. This treatment could make it more difficult to attract, retain and motivate employees. In addition, a significant portion of our options outstanding are priced at more than the current per share market valuation of our stock, further reducing existing option grants as an incentive to retain employees.

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	changes in the estimates of contingent consideration and the employee portion of contingent consideration;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which next occurs during the fiscal year ending May 31, 2014.

Additionally, in accordance with generally accepted accounting principles (“GAAP”), we estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Each reporting period, we will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in our consolidated statement of operations. Our estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 28, 2011, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

On July 20, 2010, our board of directors announced the establishment of a quarterly dividend, subject to quarterly board of director approval, of $0.04 per share. During the year ended May 28, 2011, the board of directors declared cash dividends totaling $0.16 per share. The payment of, or continuation of, the quarterly dividend will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

As of May 28, 2011, we maintained 51 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Birmingham, Alabama	Atlanta, Georgia	Charlotte, North Carolina
Phoenix, Arizona	Honolulu, Hawaii	Raleigh, North Carolina
Century City, California	Boise, Idaho	Cincinnati, Ohio
Costa Mesa, California	Chicago, Illinois	Cleveland, Ohio
Irvine, California	Downers Grove, Illinois	Columbus, Ohio
Los Angeles, California	Indianapolis, Indiana	Tulsa, Oklahoma
Sacramento, California	Louisville, Kentucky	Portland, Oregon
Santa Clara, California	Baltimore, Maryland	Philadelphia, Pennsylvania
San Diego, California	Boston, Massachusetts	Pittsburgh, Pennsylvania
San Francisco, California	Detroit, Michigan	Nashville, Tennessee
Walnut Creek, California	Minneapolis, Minnesota	Austin, Texas
Woodland Hills, California	Kansas City, Missouri	Dallas, Texas
Denver, Colorado	St. Louis, Missouri	Houston, Texas
Hartford, Connecticut	Las Vegas, Nevada	San Antonio, Texas
Stamford, Connecticut	Parsippany, New Jersey	Seattle, Washington
Plantation, Florida	Princeton, New Jersey	Milwaukee, Wisconsin
Tampa, Florida	New York, New York	Washington, D.C. (McLean, Virginia)

As of May 28, 2011, we maintained 29 international offices under operating lease agreements, located in the following cities and countries:

Melbourne, Australia	Mumbai, India	Beijing, People’s Republic of China
Sydney, Australia	Dublin, Ireland	Hong Kong, People’s Republic of China
Brussels, Belgium	Milan, Italy	Shanghai, People’s Republic of China
Calgary, Canada	Nagoya, Japan	Singapore
Montreal, Canada	Tokyo, Japan	Seoul, South Korea
Toronto, Canada	Luxembourg	Stockholm, Sweden
Copenhagen, Denmark	Mexico City, Mexico	Taipei, Taiwan
Paris, France	Amsterdam (Utrecht),	Birmingham, United Kingdom
Frankfurt, Germany	Netherlands	Edinburgh, United Kingdom
Bangalore, India	Oslo, Norway	London, United Kingdom

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

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 8, 2011 was 40 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal 2011:
First Quarter	$15.82	$11.47
Second Quarter	$17.12	$11.09
Third Quarter	$21.44	$16.56
Fourth Quarter	$20.03	$13.65
Fiscal 2010:
First Quarter	$19.61	$14.77
Second Quarter	$20.18	$14.59
Third Quarter	$21.73	$17.04
Fourth Quarter	$19.42	$15.45

Dividend Policy

On July 20, 2010, the Company’s board of directors announced that it had authorized the establishment of a quarterly dividend, subject to quarterly board of director approval, of $0.04 per share. Prior to that date, the Company did not declare or pay a regular cash dividend on our capital stock. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In July 2007, our board of directors approved a stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. In April 2011, our board of directors approved a new stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. The new program will commence when the July 2007 authorized limit has been met. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2011 under our stock repurchase program.

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet be
			Shares Purchased as	Purchased Under the
	Total Number		Part of Publicly	July 2007
	of Shares	Average Price	Announced	and April
Period	Purchased	Paid per Share	Program	2011 Programs

February 27, 2011 — March 26, 2011	—	$—	—	$167,372,451
March 27, 2011 — April 23, 2011	576,985	$15.12	576,985	$158,649,318
April 24, 2011 — May 28, 2011	440,237	$14.75	440,237	$152,153,846

Total February 27, 2011 — May 28, 2011	1,017,222	$14.96	1,017,222	$152,153,846

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, and companies classified under Standard Industry Codes as 8742-Management Consulting Services, 8748-Business Consulting Services and a customized peer group of eleven companies listed in footnote (1) to the table below for the period commencing May 27, 2006 and ending on May 28, 2011. The graph assumes $100 was invested on May 27, 2006 in our common stock and in each index (based on prices from the close of trading on May 27, 2006), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG RESOURCES CONNECTION, INC., THE RUSSELL 3000 INDEX,
SIC CODE 8742 — MANAGEMENT CONSULTING, SIC CODE 8748 — BUSINESS SERVICES AND A CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON MAY 27, 2006
AND DIVIDENDS REINVESTED

	Fiscal Year Ended
	May 27,	May 26,	May 31,	May 30,	May 29,	May 28,
Company/Index/Market	2006	2007	2008	2009	2010	2011
Resources Connection, Inc.	100.00	126.51	85.57	75.47	65.74	58.08

Russell 3000 Index	100.00	122.58	114.47	76.86	94.69	120.30

Management Consulting Services (SIC 8742)	100.00	108.15	110.02	77.03	82.97	94.34

Business Consulting Services (SIC 8748)	100.00	184.97	171.81	40.47	63.72	55.13

Custom Peer Group(1)	100.00	116.92	91.21	70.83	73.66	85.56

(1)	The Company’s customized peer group includes eleven companies which are: CRA International Inc, FTI Consulting Inc, Heidrick & Struggles International, Huron Consulting Group Inc, ICF International Inc, Kelly Services Inc, Kforce Inc, Korn Ferry International, ManpowerGroup, Navigant Consulting Inc and Robert Half International Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 47 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 31. The Consolidated Statements of Operations data for the years ended May 31, 2008 and May 26, 2007 and the Consolidated Balance Sheet data at May 30, 2009, May 31, 2008 and May 26, 2007 were derived from our Consolidated Financial Statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 28, 2011, May 29, 2010 and May 30, 2009 and the Consolidated Balance Sheet data at May 28, 2011 and May 29, 2010 were derived from our Consolidated Financial Statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 28,	May 29,	May 30,	May 31,	May 26,
	2011	2010	2009	2008(6)	2007
	(In thousands, except net income (loss) per common share and other data)

Consolidated Statements of Operations Data:
Revenue	$545,546	$498,998	$685,576	$840,285	$735,891
Direct cost of services	335,071	303,768	422,171	518,413	447,363

Gross profit	210,475	195,230	263,405	321,872	288,528
Selling, general and administrative expenses(1)	172,622	182,985	212,680	227,853	191,590
Employee portion of contingent consideration(2)	—	500	—	—	—
Contingent consideration adjustment(3)	(25,852)	1,492	—	—	—
Amortization of intangible assets	5,030	3,496	1,383	1,114	1,472
Depreciation expense	7,223	8,544	8,898	8,452	6,122

Income (loss) from operations	51,452	(1,787)	40,444	84,453	89,344
Interest income	(473)	(656)	(1,593)	(5,603)	(8,939)

Income (loss) before provision for income taxes	51,925	(1,131)	42,037	90,056	98,283
Provision for income taxes(4)	27,070	10,618	24,273	40,871	43,518

Net income (loss)	$24,855	$(11,749)	$17,764	$49,185	$54,765

Net income (loss) per common share:
Basic	$0.54	$(0.26)	$0.39	$1.06	$1.13

Diluted	$0.53	$(0.26)	$0.39	$1.03	$1.08

Weighted average common shares outstanding:
Basic	46,124	45,894	45,018	46,545	48,353

Diluted	46,489	45,894	45,726	47,934	50,644

Other Data:
Number of offices open at end of period	80	82	82	89	84
Total number of consultants on assignment at end of period	2,249	2,067	2,065	3,490	3,276
Cash dividends paid (in thousands)(5)	$5,538	$—	$—	$60,652	$—

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

(2)	Includes an estimated $500,000 of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition. See Note 3 — Acquisitions — to the Consolidated Financial Statements.

(3)	The contingent consideration adjustment includes a net reduction of the contingent consideration liability of $25.9 million for the year ended May 28, 2011 and a net increase of such liability of $1.5 million for the year ended May 29, 2010. The fiscal 2011 net adjustment is related to revised estimates of fair value of contingent consideration based upon updates to the probability weighted assessment of various projected average earnings before interest, taxes, depreciation and amortization (“EBITDA”) scenarios associated with the acquisition of Sitrick Brincko Group, while the fiscal 2010 net adjustment is related to the recognition of the increase in the fair value of the contingent consideration liability (calculated from changes in the risk-free interest rate, used in determining the appropriate discount factor for time value of money purposes) associated with the acquisition of Sitrick Brincko Group. See Note 3 — Acquisitions — to the Consolidated Financial Statements.

(4)	Includes the establishment of valuation allowances of $1.5 million and $4.7 million on deferred tax assets, including certain foreign operating loss carryforwards during the years ended May 28, 2011 and May 29, 2010, respectively. Includes a valuation allowance of $2.4 million provided on deferred tax assets, including certain foreign operating loss carryforwards and $1.1 million related to the forgiveness of certain French subsidiary intercompany debt, reducing our French entity’s operating loss carryforwards during the year ended May 30, 2009.

(5)	On July 20, 2010, our board of directors announced the authorization of a quarterly dividend of $0.04 per share, commencing in fiscal 2011, subject to quarterly board of director approval. On July 11, 2007, our board of directors approved the payment of a special cash dividend of $1.25 per share of common stock, payable in August 2007.

(6)	The fiscal year ended May 31, 2008 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

	May 28,	May 29,	May 30,	May 31,	May 26,
	2011	2010	2009	2008	2007
	(Amounts in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$144,873	$140,905	$163,741	$106,814	$223,095
Working capital	182,675	173,472	188,353	157,766	207,647
Total assets	476,397	473,200	412,019	410,502	464,461
Stockholders’ equity	372,726	353,241	337,917	305,888	363,299

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Resources Global is a multinational professional services firm that provides clients with experienced professionals specializing in finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial, legal and regulatory services in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

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

We were founded in June 1996 by a team at Deloitte & Touche, led by our chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte & Touche. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte & Touche from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multinational capabilities.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of May 28, 2011, we served clients from offices in 21 countries, including 29 international offices and 51 offices in the United States.

In November 2009, we acquired certain assets of Sitrick and Company, a strategic communications firm and Brincko Associates, Inc., a corporate advisory and restructuring firm with operations primarily in the United States, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group. We paid cash of approximately $28.8 million and issued an aggregated of 822,060 shares of restricted common stock, valued at approximately $16.1 million, to Sitrick and Company, Brincko Associates and Michael Sitrick (collectively, “the Sellers”) for the acquisition. We believe this acquisition provides a significant opportunity for us to expand our service offerings to include corporate advisory, strategic communications and restructuring services, using the expertise of personnel of Sitrick Brincko Group leveraged with the skills of our consultant base, our geographic footprint and our client base. The acquisition agreement provides an opportunity to the Sellers to receive contingent consideration following the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. For the year ended November 27, 2010 (the first annual measurement period), Sitrick Brincko Group’s EBITDA was approximately $8.9 million.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5%, 0.5% and 0.6% of our revenue for the years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal 2011 and 2010 consisted of 52 weeks each. For fiscal years of 53 weeks, such as fiscal 2008 or 2014, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

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

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our goodwill and certain other intangible assets are not subject to periodic amortization. These assets are considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results and financial condition.

Contingent consideration — The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. In addition, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Under the terms of our acquisition agreement for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability will fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

In addition, under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

Income taxes — In order to prepare our Consolidated Financial Statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect the Company’s future financial result. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Operations, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results and financial condition.

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

The Company estimates a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. On July 20, 2010, the Company’s board of directors announced the commencement of a quarterly dividend of $0.04 per common share, subject to quarterly board of director approval. Consequently, effective with option grants in the first quarter of fiscal 2011, the impact of expected dividends is now incorporated in determining the estimated value per share of employee stock option grants. The Company’s historical expected life of stock option grants is 5.2 years for non-officers and 7.0 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009
	(Amounts in thousands)

Revenue	$545,546	$498,998	$685,576
Direct cost of services	335,071	303,768	422,171

Gross profit	210,475	195,230	263,405
Selling, general and administrative expenses	172,622	182,985	212,680
Employee portion of contingent consideration adjustment	—	500	—
Contingent consideration adjustment	(25,852)	1,492	—
Amortization of intangible assets	5,030	3,496	1,383
Depreciation expense	7,223	8,544	8,898

Income (loss) from operations	51,452	(1,787)	40,444
Interest income	(473)	(656)	(1,593)

Income (loss) before provision for income taxes	51,925	(1,131)	42,037
Provision for income taxes	27,070	10,618	24,273

Net income (loss)	$24,855	$(11,749)	$17,764

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	2011	2010	2009

Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.4	60.9	61.6

Gross profit	38.6	39.1	38.4
Selling, general and administrative expenses	31.6	36.7	31.0
Employee portion of contingent consideration adjustment	—	0.1	—
Contingent consideration adjustment	(4.7)	0.3	—
Amortization of intangible assets	1.0	0.7	0.2
Depreciation expense	1.3	1.7	1.3

Income (loss) from operations	9.4	(0.4)	5.9
Interest income	(0.1)	(0.1)	(0.2)

Income (loss) before provision for income taxes	9.5	(0.3)	6.1
Provision for income taxes	5.0	2.1	3.5

Net income (loss)	4.5%	(2.4)%	2.6%

We also assess the results of our operations using EBITDA as well as adjusted EBITDA, which is our earnings (loss) before interest, taxes, depreciation, amortization, stock-based compensation expense and contingent consideration adjustments (“Adjusted EBITDA”). These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for fiscal 2011, 2010 and 2009 and includes a reconciliation of such measures to net income (loss), the most directly comparable GAAP financial measure:

	For the Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009
	(Amounts in thousands)

Net income (loss)	$24,855	$(11,749)	$17,764
Adjustments:
Amortization of intangible assets	5,030	3,496	1,383
Depreciation expense	7,223	8,544	8,898
Interest income	(473)	(656)	(1,593)
Provision for income taxes	27,070	10,618	24,273

EBITDA	63,705	10,253	50,725
Stock-based compensation expense	9,778	15,493	17,790
Contingent consideration adjustment	(25,852)	1,492	—

Adjusted EBITDA	$47,631	$27,238	$68,515

Revenue	$545,546	$498,998	$685,576

Adjusted EBITDA Margin	8.7%	5.5%	10.0%

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

Year Ended May 28, 2011 Compared to Year Ended May 29, 2010

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue.  Revenue increased $46.5 million, or 9.3%, to $545.5 million for the year ended May 28, 2011 from $499.0 million for the year ended May 29, 2010. Included in revenue for the years ended May 28, 2011 and May 29, 2010 was approximately $24.4 million and $13.6 million, respectively, from the operations of Sitrick Brincko Group, acquired November 20, 2009. We deliver our services to clients in a similar fashion across the globe and in fiscal 2011, revenue increased in all geographies over the fiscal 2010 amount. We believe the increase is partially attributable to the modestly improving global economic environment and to improved awareness of our service offerings with clients and prospective clients through our completed and on-going engagements in our various service lines.

The number of hours worked in fiscal 2011 increased about 9.7% from the prior year, while average bill rates decreased by 0.8% compared to the prior year. The number of consultants on assignment at the end of fiscal 2011 was 2,249 compared to the 2,067 consultants engaged at the end of fiscal 2010 (the average number of consultants assigned was 2,214 in fiscal 2011 compared to 2,022 in fiscal 2010).

We operated 80 offices at May 28, 2011 and 82 offices at May 29, 2010. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year
	Ended			% of Total
	May 28,	May 29,	%	May 28,	May 29,
	2011	2010	Change	2011	2010

North America	$416,904	$384,535	8.4%	76.4%	77.1%
Europe	92,840	89,225	4.1%	17.0%	17.9%
Asia Pacific	35,802	25,238	41.9%	6.6%	5.0%

Total	$545,546	$498,998	9.3%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2010 conversion rates, international revenues would have been lower than reported under GAAP by $1.9 million for the year ended May 28, 2011.

Sequential Operations.  On a sequential quarter basis, fiscal 2011 fourth quarter revenues improved from $137.6 million to $145.7 million, and hours improved 5.5% while bill rates decreased 0.8%. The improvement in hours is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) decreased from 63.0% in the third quarter to 61.9%. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter and the declining impact of payroll taxes as the calendar year progresses. Selling, general and administrative expenses (“S, G & A”) also decreased from the quarter ended February 26, 2011 to the quarter ended May 28, 2011, primarily as a result of reduced marketing spend and a decrease in the amount of stock-based compensation expense. The leverage of S, G & A expenses also improved from 32.9% to 30.0% between the two quarters. However, a downturn or softening in global economic conditions and the seasonal impact of the summer holiday period could put resulting pressure on revenue in the first quarter of fiscal 2012, and may limit our ability to leverage direct cost of services and selling, general and administrative expenses.

Direct Cost of Services.  Direct cost of services increased $31.3 million, or 10.3%, to $335.1 million for the year ended May 28, 2011 from $303.8 million for the year ended May 29, 2010. Direct cost of services increased primarily because of a 9.7% increase in hours worked compared to the prior year. To a lesser extent, direct cost of services increased because the average pay rate per hour to our consultants was up 1.6%. The direct cost of services percentage was 61.4% and 60.9% for the years ended May 28, 2011 and May 29, 2010, respectively. The increase in the direct cost of services percentage resulted primarily from the higher average pay rate to our consultants as compared to bill rate and an increase in zero margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses.  S, G & A decreased $10.4 million, or 5.7%, to $172.6 million for the year ended May 28, 2011 from $183.0 million for the year ended May 29, 2010. S, G & A improved as a percentage of revenue from 36.7% for the year ended May 29, 2010 to 31.6% for the year ended May 28, 2011. Management and administrative head count was 716 at the end of fiscal 2010 and 735 at the end of fiscal 2011. S, G & A increases in fiscal 2011 as compared to fiscal 2010 included the relaunch of our branding campaign in the third quarter of fiscal 2011 and increases in bonuses due to the Company’s improved revenue results year-over-year. These transactions were offset by decreases in salary, benefit and related costs (reflective of the lower average headcount of 720 during fiscal 2011 compared to 741 during fiscal 2010), and stock-based compensation expense. In addition, in fiscal 2010, the Company incurred $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives.

Employee Portion of Contingent Consideration Adjustment and Contingent Consideration Adjustment.  The contingent consideration adjustment in connection with the November 2009 acquisition of Sitrick Brincko Group was a non-cash adjustment of $25.9 million decreasing the estimated contingent consideration payable and a non-cash adjustment of $1.5 million increasing the estimated contingent consideration payable, for the years ended May 28, 2011 and May 29, 2010, respectively. As further described in “Critical Accounting Policies — Contingent Consideration” above, adjustments to the estimates related to both the employee portion of contingent consideration and contingent consideration due the principals of Sitrick Brincko Group were recorded beginning in fiscal 2010. As described below, these adjustments can be the result of revised estimates of the fair value of contingent consideration based upon modifications to the Company’s probability weighted assessment of various projected EBITDA scenarios, management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition based on EBITDA projections, change in the estimated value of contingent consideration attributable to the time value of money (accretion) and/or a change in the discount rate applied in the calculation.

Each reporting period, the Company estimates changes in the estimated fair value of contingent consideration and any changes in the estimate are recognized in the Company’s Consolidated Statements of Operations. Sitrick Brincko Group’s EBITDA for the first annual measurement period was $8.9 million, approximately $2.4 million below the required base. Based upon the first 18 months actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the two and a half years remaining in the earn-out period, the Company estimated the current fair value of the contingent consideration payable to Sitrick and Brincko to be $33.4 million as of May 28, 2011, representing a net non-cash decrease of $25.9 million in the estimated liability from the previous year’s estimate and reflected as an increase in pretax income in our Consolidated Statements of Operations. On an after tax basis, the contingent consideration adjustment increased net income by $15.6 million or $0.34 per share.

The estimate of both the employee portion of contingent consideration and contingent consideration due Sitrick and Brincko require very subjective assumptions to be made of various potential operating result scenarios and future revisions to these assumptions could materially change the estimate of the amount of either liability and therefore materially affect the Company’s future financial results and financial condition.

The Company did not record any additional employee portion of contingent consideration during fiscal 2011 as it was not probable as of May 28, 2011 that certain EBITDA growth targets would be achieved at the November 2013 final evaluation date.

Amortization and Depreciation Expense.  Amortization of intangible assets increased to $5.0 million in fiscal 2011 from $3.5 million in fiscal 2010. The increase is the result of a full year of amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group. Those assets include: $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog (now fully amortized). The customer relationships will be amortized over two years and the trade names and non-competition agreements over five years. Based upon identified intangible assets recorded at May 28, 2011, the Company anticipates amortization expense related to identified intangible assets to approximate $3.4 million during the fiscal year ending May 27, 2012.

Depreciation expense decreased from $8.5 million for the year ended May 29, 2010 to $7.2 million for the year ended May 28, 2011. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and 2011 and the Company has slowed the amount invested in property and equipment in fiscal 2010 and 2011 as compared to previous fiscal years.

Interest Income.  Interest income declined to $473,000 in fiscal 2011 compared to $656,000 in fiscal 2010. The decrease in interest income is the result of lower interest rates available for the Company’s investments as compared to fiscal 2010. The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of May 28, 2011, the Company had $5.2 million of investments in commercial paper and certificates of deposit with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes.  The provision for income taxes increased from $10.6 million (effective rate of 963.6%) for the year ended May 29, 2010 to $27.1 million (effective rate of 52.2%) for the year ended May 28, 2011. The provision increased primarily because the Company’s pre-tax income position in fiscal 2011 as compared to the pretax loss in fiscal 2010. To a lesser extent, the larger tax expense in fiscal 2011 reflects the impact of reducing deferred tax assets associated with tax deductible goodwill; this tax deductible goodwill decreases if the Company reduces its estimated fair value of contingent consideration payable. The Company also recorded tax charges of $1.5 million and $4.7 million for the years ended May 28, 2011 and May 29, 2010, respectively, to establish valuation allowances on certain foreign deferred tax assets. Realization of those tax assets is dependent upon generating sufficient future taxable income. In addition, the provision for taxes in fiscal 2011 and fiscal 2010 results from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The effective tax rate in both fiscal years disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $3.3 million and $4.2 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2011 and 2010, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during fiscal 2011 as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Year Ended May 29, 2010 Compared to Year Ended May 30, 2009

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue.  Revenue decreased $186.6 million, or 27.2%, to $499.0 million for the year ended May 29, 2010 from $685.6 million for the year ended May 30, 2009. Included in revenue for the year ended May 29, 2010 was approximately $13.6 million from the operations of Sitrick Brincko Group, acquired November 20, 2009. Our revenue was adversely affected by a decline in the number of hours worked by our consultants and a minor decrease in the average bill rate per hour in comparison to the prior year. We believe the primary cause of the decrease in hours worked by our consultants is client uncertainty about the global economic environment, which caused our clients to approach their need for professional business services more cautiously and to either defer, downsize or eliminate projects.

The number of hours worked in fiscal 2010 declined about 26.4% from the prior year, while average bill rates decreased by 0.8% compared to the prior year. The number of consultants on assignment at the end of fiscal 2010 was 2,067 compared to the 2,065 consultants engaged at the end of fiscal 2009 (the average number of consultants assigned was 2,022 in fiscal 2010 compared to 2,612 in fiscal 2009) . We operated 82 offices at both May 29, 2010 and May 30, 2009.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year
	Ended			% of Total
	May 29,	May 30,	%	May 29,	May 30,
	2010	2009	Change	2010	2009

North America	$384,535	$501,139	(23.3)%	77.1%	73.1%
Europe	89,225	148,196	(39.8)%	17.9%	21.6%
Asia Pacific	25,238	36,241	(30.4)%	5.0%	5.3%

Total	$498,998	$685,576	(27.2)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2009 conversion rates, international revenues would have been lower than reported under GAAP by $2.3 million for the year ended May 29, 2010.

Sequential Operations.  On a sequential quarter basis, fiscal 2010 fourth quarter revenues improved from $125.3 million to $133.9 million and hours improved 7.4%. The improvement in hours is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The improvement in revenues from the third quarter to the fourth quarter of fiscal 2010 had a positive impact on leverage, evidenced by improvement in the ratio of direct cost of services to revenue from 61.4% to 58.6%, and the ratio of selling, general and administrative expenses to revenue, improving from 35.2% to 32.1%, for the quarters ended February 27, 2010 and May 29, 2010, respectively.

Direct Cost of Services.  Direct cost of services decreased $118.4 million, or 28.0%, to $303.8 million for the year ended May 29, 2010 from $422.2 million for the year ended May 30, 2009. Direct cost of services declined primarily because of a 26.4% decrease in hours worked compared to the prior year. To a lesser extent, direct cost of services declined because the average pay rate per hour to our consultants was down 4.4%. The direct cost of services percentage was 60.9% and 61.6% for the years ended May 29, 2010 and May 30, 2009, respectively. The improvement in the direct cost of services percentage resulted primarily from the blended impact of work performed for Sitrick Brincko Group clients and a decrease in zero margin client reimbursements.

Selling, General and Administrative Expenses.  S, G & A decreased $29.7 million, or 14.0%, to $183.0 million for the year ended May 29, 2010 from $212.7 million for the year ended May 30, 2009. S, G & A increased as a percentage of revenue from 31.0% for the year ended May 30, 2009 to 36.7% for the year ended May 29, 2010. Management and administrative head count was 787 at the end of fiscal 2009 but fell to 716 at the end of fiscal 2010. S, G & A decreases in fiscal 2010 as compared to fiscal 2009 included a reduction in marketing expenses; a reduction in recruiting related expenses, salary, benefit and related costs (reflective of the decreased headcount), bonus expense (bonus expense is substantially tied directly to the Company’s revenue) and stock-based compensation expense. In addition, in the prior fiscal year, the Company’s S, G & A included approximately $3.6 million related to severance costs, leasehold improvement write-offs and estimated lease termination accruals, all associated with a restructuring program, and the Company added $1.8 million to its allowance for doubtful accounts; in fiscal 2010, the Company made no restructuring provision nor did it add to its allowance for doubtful accounts after an evaluation of the Company’s client base and outstanding receivable balances. In fiscal 2010, the Company incurred $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives.

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

Interest Income.  Interest income declined to $656,000 in fiscal 2010 compared to $1.6 million in fiscal 2009. The decrease in interest income is the result of a lower average cash balance available for investment during fiscal 2010, and declining interest rates as compared to fiscal 2009. The Company had invested available cash in certificates of deposit, money market investments and government-agency bonds that have been classified as cash equivalents due to the short maturities of these investments.

Income Taxes.  The provision for income taxes decreased from $24.3 million for the year ended May 30, 2009 to $10.6 million for the year ended May 29, 2010. The provision declined primarily because of a reduction in the Company’s income before provision for income taxes in fiscal 2010 as compared to fiscal 2009. Despite the Company’s consolidated pre-tax loss, the provision for taxes partially results from taxes on income in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. As a result, the effective tax rate was 963.6% for fiscal 2010 and 57.7% for fiscal 2009. The effective tax rate increased because the Company’s loss in fiscal 2010 disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). In addition, in fiscal 2010, the Company recorded a $4.7 million tax charge for the establishment of a valuation allowance on certain foreign operating loss carryforwards. In fiscal 2009, the Company recorded a $3.5 million tax charge comprised of the establishment of a valuation allowance on certain foreign operating loss carryforwards of $2.4 million and for the Company’s forgiveness of certain intercompany debt in France, thereby reducing France’s operating loss carryforwards by $1.1 million.

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

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 28, 2011. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 28,	Feb. 26,	Nov. 27,	Aug. 28,	May 29,	Feb. 27,	Nov. 28,	Aug. 29,
	2011	2011	2010	2010	2010	2010	2009	2009
	(In thousands, except net income (loss) per common share)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(unaudited):
Revenue	$145,697	$137,607	$138,534	$123,708	$133,905	$125,304	$121,526	$118,263
Direct cost of services	90,189	86,672	83,787	74,423	78,523	76,949	75,172	73,124

Gross profit	55,508	50,935	54,747	49,285	55,382	48,355	46,354	45,139
Selling, general and administrative expenses(1)	43,738	45,277	42,732	40,875	43,004	44,101	44,243	51,637
Employee portion of contingent consideration(2)	—	—	—	—	500	—	—	—
Contingent consideration adjustment(3)	(3,200)	(239)	(23,700)	1,287	704	788	—	—
Amortization of intangible assets	1,206	1,224	1,310	1,290	1,305	1,360	438	393
Depreciation expense	1,747	1,761	1,870	1,845	2,021	2,152	2,171	2,200

Income (loss) from operations	12,017	2,912	32,535	3,988	7,848	(46)	(498)	(9,091)
Interest income	(107)	(124)	(114)	(128)	(132)	(178)	(167)	(179)

Income (loss) before provision for income taxes	12,124	3,036	32,649	4,116	7,980	132	(331)	(8,912)
Provision (benefit) for income taxes(4)	6,723	2,283	15,178	2,886	5,666	5,097	1,581	(1,726)

Net income (loss)	$5,401	$753	$17,471	$1,230	$2,314	$(4,965)	$(1,912)	$(7,186)

Net income (loss) per common share(5):
Basic	$0.12	$0.02	$0.38	$0.03	$0.05	$(0.11)	$(0.04)	$(0.16)

Diluted	$0.12	$0.02	$0.38	$0.03	$0.05	$(0.11)	$(0.04)	$(0.16)

(1)	The quarter ended August 29, 2009 includes $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives.

(2)	The quarter ended May 29, 2010 includes $500,000 as an estimate of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition.

(3)	The quarters ended May 28, 2011 and November 27, 2010 include favorable adjustments of $3.2 million and $23.7 million, respectively, related to revised estimates of the fair value of contingent consideration based upon updates to the probability weighted assessment of various projected EBITDA scenarios associated with the acquisition of Sitrick Brincko Group. The quarters ended February 26, 2011, August 28, 2010, May 29, 2010 and February 27, 2010 include ($239,000), $1.3 million, $704,000 and $788,000, respectively, related to the recognition of the change in the fair value of the contingent consideration liability (calculated from changes in the risk-free interest rate, used in determining the appropriate discount factor for time value of money purposes) associated with the acquisition of Sitrick Brincko Group. See Note 3 — Acquisitions — to the Consolidated Financial Statements.

(4)	The quarters ended May 28, 2011, November 27, 2010, May 29, 2010 and February 27, 2010 include valuation allowances of $711,000, $769,000, $788,000 and $3.9 million, respectively, provided on deferred tax assets, including certain foreign operating loss carryforwards.

(5)	Net income (loss) per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income (loss) per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows annually from operations since inception, and we continued to do so during the year ended May 28, 2011. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

At May 28, 2011, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for fixed assets, expiring at various dates. At May 28, 2011, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 28, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Amounts in thousands)

Operating lease obligations	$45,986	$11,258	$16,878	$11,174	$6,676

Purchase obligations	$2,746	$1,181	$1,308	$252	$5

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2011. As of May 28, 2011, the Company had approximately $1.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 28, 2011, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $26.1 million in cash in fiscal 2011 compared to $7.7 million in fiscal 2010. Cash provided by operations in fiscal 2011 resulted from net income of $24.9 million and positive reconciling adjustments of $6.4 million (principally depreciation and amortization, deferred income taxes and stock-based compensation expense reduced by contingent consideration) offset by negative working capital changes of $5.2 million. In fiscal 2010, cash provided by operations resulted from a net loss of $11.7 million and negative working capital changes of $7.8 million offset by positive reconciling adjustments of $27.2 million (principally depreciation and amortization and stock-based compensation expense). The primary cause of the favorable change in operating cash flows between the two years was the Company’s net income in fiscal 2011 as compared to the net loss in fiscal 2010, as well as the increase in accrued salaries and related obligations during fiscal 2011 as revenue and corresponding liabilities to consultants grew compared with fiscal 2010. Significant non-cash items that changed between the two fiscal years include deferred income tax benefits; stock-based compensation expense (these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and were lower in fiscal 2011 as a result of lower levels of expense from the valuation of these option grants and stock purchases and lower stock option grant prices in recent quarters) and contingent consideration adjustments (reflecting the change in the fair value of contingent consideration resulting from updates to the estimated earn-out scenarios associated with the Company’s potential future obligations related to the acquisition of Sitrick Brincko Group as well as the impact of the time value of money and changes in discount rates). The Company had $144.9 million in cash and cash equivalents and short-term investments at May 28, 2011.

Net cash provided by investing activities was $876,000 for fiscal 2011 compared to a use of $21.4 million for fiscal 2010. The primary reason for the higher level of usage in fiscal 2010 was cash used to acquire Sitrick Brincko Group of approximately $28.3 million, net of cash acquired; in contrast, only $269,000 was used in fiscal 2011 in settlement of the earn-out payment for the acquisition of Kompetensslussen X-tern Personalfunktion AB. Cash received from the redemption of short-term investments (primarily commercial paper), net of cash used to purchase short-term investments, resulted in a source of cash of $5.0 million in fiscal 2011 compared to $10.2 million in fiscal 2010. The Company spent approximately $500,000 more on property and equipment in fiscal 2011, compared to fiscal 2010.

As described in Note 3 — Acquisitions — to the Consolidated Financial Statements, we will be required to pay to the sellers of Sitrick Brincko Group contingent consideration following the fourth anniversary of the acquisition (after November 2013) if the average EBITDA calculated from each of the four one-year periods following the acquisition date exceeds $11.3 million. If, at the end of the four-year earn-out period, the Company determines that the average annual EBITDA exceeded $11.3 million, then the contingent consideration payable will be determined by multiplying the average annual EBITDA by 3.15. The Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company. For the year ended November 27, 2010 (the first annual measurement period), Sitrick Brincko Group’s EBITDA was approximately $8.9 million.

Net cash used in financing activities totaled $20.7 million for the year ended May 28, 2011, compared to net cash provided of $1.4 million for the year ended May 29, 2010. The Company received approximately $8.7 million from the exercise of employee stock options and issuance of shares via the Company’s ESPP compared to $9.8 million in the prior fiscal year. However, the Company used more cash in fiscal 2011 ($24.4 million) to purchase approximately 1.7 million shares of our common stock as compared to $9.0 million to purchase 496,000 shares of common stock in fiscal 2010. In addition, the Company’s board of directors announced in July 2010 that it had authorized the establishment of a quarterly dividend of $0.04 per share, subject to quarterly approval by the board. The Company’s payments for the first three quarters of the program in fiscal 2011 were $5.5 million.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 28, 2011.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  At the end of fiscal 2011, we had approximately $144.9 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk.  For the year ended May 28, 2011, approximately 26.5% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 80% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 20% was comprised primarily of cash balances translated from Japanese Yen, Euros, Hong Kong Dollars, British Pounds or Canadian Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) gain.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Resources Connection, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 28, 2011 and May 29, 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, Controls and Procedures. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Orange County, California
July 25, 2011

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 28,	May 29,
	2011	2010
	(Amounts in thousands, except par value per share)

ASSETS
Current assets:
Cash and cash equivalents	$139,624	$130,659
Short-term investments	5,249	10,246
Trade accounts receivable, net of allowance for doubtful accounts of $4,860 and $5,193 as of May 28, 2011 and May 29, 2010, respectively	87,162	73,936
Prepaid expenses and other current assets	5,818	4,698
Income taxes receivable	4,059	4,575
Deferred income taxes	7,962	7,107

Total current assets	249,874	231,221
Goodwill	176,475	172,632
Intangible assets, net	7,920	12,425
Property and equipment, net	26,389	29,354
Deferred income taxes	14,400	25,846
Other assets	1,339	1,722

Total assets	$476,397	$473,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,167	$14,606
Accrued salaries and related obligations	41,340	37,949
Other liabilities	6,692	5,194

Total current liabilities	67,199	57,749
Other long-term liabilities, including estimated contingent consideration of $33,940 and $59,792 as of May 28, 2011 and May 29, 2010, respectively	36,472	62,210

Total liabilities	103,671	119,959

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 55,021 and 54,267 shares issued, and 45,389 and 46,265 shares outstanding as of May 28, 2011 and May 29, 2010, respectively	550	543
Additional paid-in capital	324,492	306,413
Accumulated other comprehensive gain (loss)	3,442	(4,584)
Retained earnings	248,983	232,034
Treasury stock at cost, 9,632 and 8,002 shares at May 28, 2011 and May 29, 2010, respectively	(204,741)	(181,165)

Total stockholders’ equity	372,726	353,241

Total liabilities and stockholders’ equity	$476,397	$473,200

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009
	(Amounts in thousands, except net (loss) income per common share)

Revenue	$545,546	$498,998	$685,576
Direct cost of services	335,071	303,768	422,171

Gross profit	210,475	195,230	263,405
Selling, general and administrative expenses	172,622	182,985	212,680
Employee portion of contingent consideration	—	500	—
Contingent consideration adjustment	(25,852)	1,492	—
Amortization of intangible assets	5,030	3,496	1,383
Depreciation expense	7,223	8,544	8,898

Income (loss) from operations	51,452	(1,787)	40,444
Interest income	(473)	(656)	(1,593)

Income (loss) before provision for income taxes	51,925	(1,131)	42,037
Provision for income taxes	27,070	10,618	24,273

Net income (loss)	$24,855	$(11,749)	$17,764

Net income (loss) per common share
Basic	$0.54	$(0.26)	$0.39

Diluted	$0.53	$(0.26)	$0.39

Weighted average common shares outstanding
Basic	46,124	45,894	45,018

Diluted	46,489	45,894	45,726

Cash dividends declared per share	$0.16	$—	$—

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Equity
	(Amounts in thousands)

Balances as of May 31, 2008	52,294	$523	$249,033	7,640	$(182,707)	$8,534	$230,505	$305,888
Exercise of stock options	624	6	7,594					7,600
Stock-based compensation expense related to share-based awards and employee stock purchases			17,790					17,790
Tax benefit from employee stock option plans			420					420
Issuance of common stock under Employee Stock Purchase Plan	545	5	8,024					8,029
Release of restricted stock	11	1	249					250
Issuance of treasury stock for acquisitions			(361)	(87)	1,621			1,260
Issuance of treasury stock per employment agreements			20	(4)	78			98
Purchase of shares				785	(12,341)			(12,341)
Comprehensive Income:
Currency translation adjustment						(8,841)		(8,841)
Net income for the year ended May 30, 2009							17,764	17,764

Total comprehensive income	—	—	—	—	—	—	—	8,923

Balances as of May 30, 2009	53,474	535	282,769	8,334	(193,349)	(307)	248,269	337,917
Exercise of stock options	419	4	4,517					4,521
Stock-based compensation expense related to share-based awards and employee stock purchases			15,437					15,437
Issuance of restricted stock	4		56					56
Tax shortfall from employee stock option plans			(1,127)					(1,127)
Issuance of common stock under Employee Stock Purchase Plan	370	4	5,276					5,280
Issuance of treasury stock for Sitrick Brincko Group acquisition			(496)	(822)	21,119		(4,486)	16,137
Issuance of treasury stock per employment agreements			(19)	(6)	107			88
Purchase of shares				496	(9,042)			(9,042)
Comprehensive Loss:
Currency translation adjustment						(4,277)		(4,277)
Net loss for the year ended May 29, 2010							(11,749)	(11,749)

Total comprehensive loss	—	—	—	—	—	—	—	(16,026)

Balances as of May 29, 2010	54,267	543	306,413	8,002	(181,165)	(4,584)	232,034	353,241
Exercise of stock options	379	4	4,542					4,546
Stock-based compensation expense related to share-based awards and employee stock purchases			9,669					9,669
Issuance of restricted stock	10		88					88
Tax shortfall from employee stock option plans			(390)					(390)
Issuance of common stock under Employee Stock Purchase Plan	365	3	4,149					4,152
Issuance of treasury stock per earn-out agreement				(15)	338		(69)	269
Issuance of restricted stock out of treasury stock to board of director members			21	(21)	483		(483)	21
Purchase of shares				1,666	(24,397)			(24,397)
Cash dividends ($0.16 per share)							(7,354)	(7,354)
Comprehensive Income:
Currency translation adjustment						8,026		8,026
Net income for the year ended May 28, 2011							24,855	24,855

Total comprehensive income	—	—	—	—	—	—	—	32,881

Balances as of May 28, 2011	55,021	$550	$324,492	9,632	$(204,741)	$3,442	$248,983	$372,726

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$24,855	$(11,749)	$17,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,253	12,040	10,281
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	9,778	15,493	17,790
Contingent consideration adjustment	(25,852)	1,492	—
Excess tax benefits from stock-based compensation	(491)	(657)	(524)
Bad debt expense	—	—	1,824
Loss on disposal of assets	50	168	536
Deferred income tax benefit	10,663	(1,263)	(858)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(9,919)	(593)	52,450
Prepaid expenses and other current assets	(777)	(848)	1,597
Income taxes	465	4,879	(9,291)
Other assets	436	59	92
Accounts payable and accrued expenses	1,726	(772)	(3,660)
Accrued salaries and related obligations	1,832	(11,400)	(13,814)
Other liabilities	1,045	843	(7,875)

Net cash provided by operating activities	26,064	7,692	66,312

Cash flows from investing activities:
Redemption of short-term investments	31,987	53,996	76,000
Purchase of short-term investments	(26,990)	(43,748)	(70,494)
Business acquisitions, net of cash acquired	(269)	(28,262)	(5,292)
Purchases of property and equipment	(3,852)	(3,380)	(5,898)

Net cash provided by (used in) investing activities	876	(21,394)	(5,684)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,546	4,521	7,600
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,152	5,280	8,028
Purchase of common stock	(24,397)	(9,042)	(12,341)
Cash dividends paid	(5,538)	—	—
Excess tax benefits from stock-based compensation	491	657	524

Net cash (used in) provided by financing activities	(20,746)	1,416	3,811

Effect of exchange rate changes on cash	2,771	(302)	(2,006)

Net increase (decrease) in cash	8,965	(12,588)	62,433
Cash and cash equivalents at beginning of period	130,659	143,247	80,814

Cash and cash equivalents at end of period	$139,624	$130,659	$143,247

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company is organized around client service teams utilizing experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009 consisted of 52 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5%, 0.5% and 0.6% of revenue for the years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results and financial condition.

Under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results and financial condition.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $12.6 million, $9.1 million and $15.3 million for the years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively.

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

The following table summarizes the calculation of net income (loss) per share for the years ended May 28, 2011, May 29, 2010 and May 30, 2009 (in thousands, except per share amounts):

	2011	2010	2009

Net income (loss)	$24,855	$(11,749)	$17,764

Basic:
Weighted average shares	46,124	45,894	45,018

Diluted:
Weighted average shares	46,124	45,894	45,018
Potentially dilutive shares	365	—	708

Total dilutive shares	46,489	45,894	45,726

Net income (loss) per share:
Basic	$0.54	$(0.26)	$0.39
Diluted	$0.53	$(0.26)	$0.39

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 6,385,000, 6,299,000 and 6,356,000 potential common shares for the years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Short-Term Investments

The Company carries debt securities that it has the ability and positive intent to hold to maturity at amortized cost. Cost closely approximates fair value which is based on quoted prices in active markets.

As of May 28, 2011 and May 29, 2010, $5.2 million and $10.2 million, respectively, of the Company’s investment in debt securities had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year in either fiscal year 2011 or 2010. The components of the Company’s short-term investments are as follows (in thousands):

	As of May 28, 2011			As of May 29, 2010
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value

Commercial paper	$4,999	$—	$4,999	$10,000	$(4)	$9,996
Certificates of deposit	$250	$—	$250	$250	$—	$250

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning	Charged to	Currency Rate		Ending
	Balance	Operations	Changes	Write-offs	Balance

Years Ended:
May 30, 2009	$3,976	$1,824	$154	$(357)	$5,597
May 29, 2010	$5,597	$—	$(118)	$(286)	$5,193
May 28, 2011	$5,193	$—	$114	$(447)	$4,860

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 28, 2011 and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 28, 2011. Other intangible assets with finite lives are subject to amortization and impairment reviews. No impairment was indicated as of May 28, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning May 27, 2012. The Company does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning May 27, 2012. The Company does not expect its adoption will have a material effect on its consolidated financial statements.

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

Under accounting rules for business combinations effective for the Company at the beginning of fiscal 2010, obligations that are contingently payable to the Sellers based upon the occurrence of one or more future events are to be recorded as a discounted liability on the Company’s balance sheet. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the average EBITDA during the four-year earn-out measurement period and then assigned a probability weight to each scenario. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (the agreed upon multiple to be paid by the Company as specified in the acquisition agreements). The Company recorded this potential future

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation using an original discount rate of 1.9%, representing the time value of money over the four-year period. The Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company. Because the contingent consideration is not subject to a ceiling and future EBITDA of Sitrick Brincko Group is theoretically unlimited, the range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. The original estimated fair value of the contractual obligation to pay the contingent consideration recognized as of May 29, 2010 was $59.8 million. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash adjustment in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. In addition to adjustments from assessment of actual and projected EBITDA scenarios, changes in the discount rate each reporting period will also cause adjustments. As the ultimate estimated liability is discounted each reporting period from the November 2013 earn-out date, the contingent consideration liability will fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

For the year ended May 28, 2011, the Company recognized a non-cash adjustment of $25.9 million, reducing the estimated contingent consideration payable. Each reporting period, the Company estimates changes in the estimated fair value of contingent consideration and any changes in the estimate are recognized in the Company’s Consolidated Statements of Operations. Sitrick Brincko Group’s EBITDA for the first annual measurement period was $8.9 million, approximately $2.4 million below the required base. Based upon the first 18 months actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the two and a half years remaining in the earn-out period, the Company estimated the current fair value of the contingent consideration payable to Sitrick and Brincko to be $33.4 million as of May 28, 2011, representing a net non-cash decrease of $25.9 million in the estimated liability from the previous year’s estimate. This contingent consideration adjustment was reflected as an increase in pretax income for the year ended May 28, 2011 in our Consolidated Statements of Operations and, on an after tax basis, increased net income by $15.6 million or $0.34 per share. For the year ended May 29, 2010, the Company recognized an adjustment of approximately $1.5 million related to the increase in the estimated value of contingent consideration. The estimated change was attributable to accretion and a slight change in the discount rate.

In the event that the average EBITDA for the four year earn-out does not exceed $11.3 million and the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko is entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. Such amount will be recognized as an expense over the remaining service period from the time it is estimated that no contingent consideration will be due.

The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.

In addition, under the terms of the acquisition agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The Company did not record any additional employee portion of contingent consideration during fiscal 2011, as it was not probable as of May 28, 2011 that certain EBITDA growth

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

targets would be achieved at the November 2013 final evaluation date. For the year ended May 31, 2010, the Company recorded $500,000 as an estimate of the employee portion of the contingent consideration earned during the period. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

Sitrick Brincko Group contributed approximately $24.4 million and $13.6 million to revenue and approximately $2.9 million and $3.1 million to pre-tax earnings for the years ended May 28, 2011 and May 29, 2010, respectively.

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

Due to differences in the reporting periods of the Company and Sitrick Brincko Group, the preceding unaudited pro forma financial information for the year ended May 29, 2010 combines the Company’s financial results for the year ended May 29, 2010 with the financial results of Sitrick Brincko Group (which incorporated Sitrick Co and Brincko) for the six months ended September 30, 2009, plus the financial results of Sitrick Brincko Group for the third and fourth quarters of fiscal 2010. The preceding unaudited pro forma financial information for the year ended May 30, 2009, combines the Company’s financial results for the year ended May 30, 2009 with the financial results of Sitrick Brincko Group for the 12 months ended March 31, 2009. Certain of the assets and liabilities of Sitrick Co and Brincko were retained by Sitrick Co and Brincko and not contributed to Sitrick Brincko Group. These assets and liabilities include 1) certain property and equipment of Sitrick Co and Brincko; 2) debt related to certain property and equipment or due to the CEO of Sitrick Co; and 3) pension liabilities of Brincko. The pro forma financial information presented above has been reported after applying the Company’s accounting policies and adjusting the results of Sitrick Brincko Group (which incorporated the results of Sitrick Co and Brincko) to reflect the elimination of these assets and liabilities and related expenses.

In accordance with GAAP, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The total intangible assets acquired at the date of acquisition included approximately $64.5 million of goodwill, $23.7 million of long-term deferred tax asset, $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog. The backlog amortization period was 13 months, customer relationships two years, and trade names and non-competition agreements five years. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years, except any contingent consideration payable at the end of the four-year earn-out will be deductible for tax purposes from the date of payment over 15 years. The Company completed its allocation of the estimated fair value of assets acquired and liabilities assumed during the quarter ended May 29, 2010.

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

Contingent consideration related to acquisitions in fiscal 2009

The purchase agreements for acquisitions completed by the Company in fiscal 2009 require possible contingent consideration payments and are accounted for under business combination accounting rules effective prior to fiscal 2010 in which earn-out payments are recorded as an adjustment to goodwill. For Kompetensslussen X-tern Personalfunktion AB, a Sweden-based provider of human capital services, the Company was required to make earn-out payments based on the achievement of certain financial results for calendar year 2010. During the third quarter of fiscal 2011, the Company determined that the revenue and gross margin criteria were met for the first tier earn-out payment. During the fourth quarter of fiscal 2011, the Company paid the earn-out of approximately 3.4 million Swedish Krona (“SEK”) or approximately $538,000, 50% in cash and 50% in restricted stock (approximately 14,500 shares). The criterion for the second tier earn-out payment of up to 3.0 million SEK was not met.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 28,	As of May 29,
	2011	2010

Building and land	$12,935	$12,935
Computers, equipment and software	20,027	18,827
Leasehold improvements	22,192	21,461
Furniture	10,562	9,864

	65,716	63,087
Less accumulated depreciation and amortization	(39,327)	(33,733)

	$26,389	$29,354

5.	Intangible Assets and Goodwill

The following table presents details of our intangible assets and related accumulated amortization (in thousands):

	As of May 28, 2011			As of May 29, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships (2-7 years)	$18,573	$(13,844)	$4,729	$17,684	$(9,372)	$8,312
Consultant and customer database (1-5 years)	2,385	(2,210)	175	2,305	(2,051)	254
Non-compete agreements (1-5 years)	3,244	(1,144)	2,100	3,207	(504)	2,703
Trade name and trademark (5 years)	1,281	(365)	916	1,281	(125)	1,156

Total	$25,483	$(17,563)	$7,920	$24,477	$(12,052)	$12,425

The Company recorded amortization expense for the years ended May 28, 2011, May 29, 2010 and May 30, 2009 of $5,030,000, $3,496,000 and $1,383,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 26, 2012, May 25, 2013, May 31, 2014, May 30, 2015 and May 29, 2016 is $3,410,000, $1,785,000, $1,721,000, $923,000 and $0 respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets reflects the impact of currency fluctuations between fiscal 2011 and 2010 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 28,	May 29,
	2011	2010

Goodwill, beginning of year	$172,632	$111,084
Acquisitions (see Note 3)	538	64,284
Impact of foreign currency exchange rate changes	3,305	(2,736)

Goodwill, end of year	$176,475	$172,632

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009

Current
Federal	$13,265	$10,661	$18,060
State	3,296	2,249	4,493
Foreign	(114)	(1,161)	2,232

	16,447	11,749	24,785

Deferred
Federal	8,454	(2,223)	(1,605)
State	1,688	(393)	(381)
Foreign	481	1,485	1,474

	10,623	(1,131)	(512)

	$27,070	$10,618	$24,273

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009

Domestic	$62,511	$18,627	$42,874
Foreign	(10,586)	(19,758)	(837)

	$51,925	$(1,131)	$42,037

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.2%	(106.8)%	6.3%
Non-U.S. rate adjustments	2.5%	(158.7)%	1.0%
Stock options	1.4%	(148.4)%	5.6%
Valuation allowance	7.1%	(510.8)%	5.9%
Foreign intercompany debt forgiveness	—	—	2.6%
Permanent items, primarily meals and entertainment	1.4%	(50.2)%	4.0%
Other, net	(1.5)%	1.1%	(2.7)%

Effective tax rate	52.1%	(938.8)%	57.7%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset consist of the following (in thousands):

	May 28,	May 29,
	2011	2010

Deferred tax assets:
Allowance for doubtful accounts	$1,749	$1,897
Accrued compensation	3,076	2,754
Accrued expenses	3,355	4,175
Stock options and restricted stock	14,037	11,559
Contingent purchase consideration	14,140	25,011
Net operating losses	13,100	9,253
Property and equipment	2,490	2,544

Gross deferred tax asset	51,947	57,193

Valuation allowance	(12,500)	(7,523)

Gross deferred tax asset, net of valuation allowance	39,447	49,670

Deferred tax liabilities:
Goodwill and intangibles	(15,856)	(15,076)
State taxes	(1,229)	(1,641)

Total deferred tax liabilities	(17,085)	(16,717)

Net deferred tax asset	$22,362	$32,953

The Company had an income tax receivable of $4,059,000 and $4,575,000 as of May 28, 2011 and May 29, 2010.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s Employee Stock Purchase Plan reduced income taxes payable by $1.0 million and $1.2 million for the years ended May 28, 2011 and May 29, 2010, respectively.

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. During the years ended May 28, 2011 and May 29, 2010, the Company recorded valuation allowances of $3.7 million and $5.7 million, respectively, related to certain foreign operating loss carryforwards, including valuation allowances of $1.5 million and $4.7 million, respectively, provided on foreign operating loss carryforwards of countries which were identified in the current year. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

The following table summarizes the activity in our valuation allowance accounts (in thousands):

	Beginning	Charged to	Currency Rate	Ending
	Balance	Operations	Changes	Balance

Years Ended:
May 30, 2009	$—	$2,351	$81	$2,432
May 29, 2010	$2,432	$5,661	$(570)	$7,523
May 28, 2011	$7,523	$3,713	$1,264	$12,500

Deferred income taxes have not been provided on the undistributed earnings of approximately $28.4 million from the Company’s foreign subsidiaries as of May 28, 2011 since these amounts are intended to be indefinitely

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

The Company has foreign net operating loss carryforwards of $47.9 million, of which $9.6 million will begin to expire in 2015 through 2021 and the remaining amount can be carried forward indefinitely.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 28	May 29,
	2011	2010

Unrecognized tax benefits, beginning of year	$1,059	$1,046
Gross increases-tax positions in prior period	68	76
Gross decreases-tax positions in prior periods	—	—
Gross increases-current period tax positions	22	39
Settlements	—	—
Lapse of statute of limitations	(99)	(102)

Unrecognized tax benefits, end of year	$1,050	$1,059

As of May 28, 2011 and May 29, 2010, the Company’s total liability for unrecognized gross tax benefits was $1,050,000 and $1,059,000, respectively, which, if ultimately recognized would impact the effective tax rate in future periods. As of May 28, 2011 and May 29, 2010, the unrecognized tax benefit includes $792,000 and $962,000, respectively, classified as long-term liability and $258,000 and $97,000, respectively, classified as short-term liability. The $258,000 classified as short term liability at May 28, 2011 results from U.S. federal and state and international positions that are in their last year of the statute of limitations and the anticipated settlement of an IRS audit of the fiscal years ended 2008 and 2009. An estimate of the range of reasonably possible change cannot be made at this time.

The Company’s major income tax jurisdiction is the U.S., with federal income taxes, subject to examination for fiscal 2008 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2007 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2005 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the fiscal year is immaterial, as of May 28, 2011, the Company has provided $251,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

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

During the fourth quarter of fiscal 2009, the Company announced a restructuring plan involving a reduction in 77 management and administrative positions as well as the consolidation of seven offices into existing locations within a reasonable proximity. The Company recorded approximately $2.8 million for severance (all obligations paid as of May 28, 2011) and approximately $814,000 for leasehold related write-offs and lease termination costs, which were recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations for the year ended May 30, 2009. Remaining accrual amounts are included in “Accounts Payable and

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses”. Payments related to lease abandonment, with a balance of $127,000 as of May 28, 2011, are expected to be paid through fiscal 2013.

8.	Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 28,	May 29,
	2011	2010

Accrued salaries and related obligations	$12,246	$11,448
Accrued bonuses	14,932	13,275
Accrued vacation	14,162	13,226

	$41,340	$37,949

9.	Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2011. As of May 28, 2011, the Company had approximately $1.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 28, 2011, the Company was in compliance with all covenants included in the Credit Agreement.

10.	Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 4%, 4% and 3% of revenue for the years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively.

11.	Stockholders’ Equity

The Company’s board of directors approved a stock repurchase program in July 2007, authorizing the purchase of common stock on the open market for an aggregate dollar limit not to exceed $150 million. In April 2011, the board of directors approved a new stock repurchase program, authorizing the purchase of common stock, at the discretion of the Company’s senior executives, for an aggregate dollar limit not to exceed $150 million. The new program will commence when the July 2007 authorized limit has been met. During the years ended May 28, 2011 and May 29, 2010, the Company purchased approximately 1.7 million and 496,000 shares of common stock, respectively, on the open market for a total of approximately $24.4 million and $9.0 million, respectively. Such purchased shares are held in treasury and are presented as if retired, using the cost method. As of May 28, 2011, approximately $152.2 million remains available for share purchases under our stock repurchase programs.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 28, 2011 and May 29, 2010, there were 45,389,000 and 46,265,000 shares of common stock outstanding, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 28, 2011 and May 29, 2010.

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

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 28, 2011, May 29, 2010 and May 30, 2009, the Company contributed approximately $4.4 million, $4.1 million and $5.3 million, respectively, to the plan as Company matching contributions.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009

Income taxes paid	$15,023	$9,724	$35,105
Non-cash investing and financing activities:
Acquisition of Kompetensslussen (2011 earn-out and 2009), Sitrick Brincko Group (2010) and Limbus (2009):
Issuance of common stock	$269	$16,137	$1,260
Liability for contingent consideration	$—	$59,292	$—
Dividends declared, not paid	$1,816	$—	$—

14.	Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 28, 2011, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for fixed assets, expiring at various dates through March, 2019. At May 28, 2011, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

	Operating	Purchase
Years Ending:	Leases	Obligations

May 26, 2012	$11,258	$1,181
May 25, 2013	9,978	819
May 31, 2014	6,900	489
May 30, 2015	5,893	198
May 28, 2016	5,281	54
Thereafter	6,676	5

Total	$45,986	$2,746

Rent expense for the years ended May 28, 2011, May 29, 2010 and May 30, 2009 totaled $16.2 million, $16.5 million and $15.6 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company also leases to independent third parties approximately 20,800 square feet of the approximately 56,800 square foot corporate headquarters building located in Irvine, California. The Company has operating lease agreements with independent third parties expiring through October 2014. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $558,000, $401,000, $257,000, $85,000 and $0 in fiscal 2012, 2013, 2014, 2015 and 2016, respectively.

Employment Agreements

The Company entered into an amended and restated employment agreement in June 2008 with its chief executive officer, Donald Murray. This agreement expired on March 31, 2010 but automatically renews for additional one-year periods unless the Company or Mr. Murray provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Mr. Murray with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain key members of management, the respective terms of which extend through July 31, 2011 but automatically renew for additional one year periods unless the Company or the named executive provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

Legal Proceedings

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 7,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005 and the amendments to the Plan approved by stockholders at the Company’s 2008 and 2006 annual meetings of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 28, 2011, 1,408,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISO”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 25,789 and 5,479 shares of restricted stock during the fiscal years ended May 28, 2011 and May 29, 2010, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the share-based award activity under the Plan and the Prior Plan follows (amounts in thousands, except weighted average exercise price):

		Stock Options
		Outstanding
	Share-Based	Number of	Weighted
	Awards	Shares	Average
	Available	Under	Exercise
	for Grant	Option	Price

Options outstanding at May 31, 2008	1,040	8,472	$21.41
Granted, at fair market value	(1,577)	1,577	$15.82
Restricted Stock(1)	(13)	—	—
Additional options available for grant	2,000	—	—
Exercised	—	(629)	$12.17
Forfeited(2)	907	(907)	$25.39

Options outstanding at May 30, 2009	2,357	8,513	$20.63
Granted, at fair market value	(1,091)	1,091	$18.10
Restricted Stock(1)	(14)	—	—
Exercised	—	(419)	$10.80
Forfeited(2)	699	(699)	$24.01

Options outstanding at May 29, 2010	1,951	8,486	$20.51
Granted, at fair market value	(1,164)	1,164	$18.64
Restricted Stock(1)	(64)	—	—
Exercised	—	(357)	$12.37
Forfeited(2)	685	(684)	$22.30

Options outstanding at May 28, 2011	1,408	8,609	$20.45

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2004 Plan.

(2)	Amounts represent both stock options and restricted share awards forfeited.

The following table summarizes options outstanding as of May 28, 2011 and related weighted average exercise price and life information (number of options outstanding and intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Life	Intrinsic
	Outstanding	Price	(Years)	Value

Outstanding	8,609	$20.45	5.93	$1,622
Exercisable	6,111	$21.50	4.74	$1,596

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $13.77 as of May 27, 2011 (the last actual trading day of fiscal 2011), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 28, 2011 and May 29, 2010 was $2.1 million and $3.2 million, respectively. The total estimated fair value of stock options that vested during the years ended May 28, 2011 and May 29, 2010 was $9.7 million and $15.7 million, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans (in thousands, except per share amounts):

	Years Ended
	May 28,	May 29,	May 30,
	2011	2010	2009

Income before income taxes	$(9,778)	$(15,493)	$(17,790)

Net income	$(6,482)	$(11,261)	$(13,479)

Net income per share:
Basic	$(0.14)	$(0.25)	$(0.30)

Diluted	$(0.14)	$(0.25)	$(0.29)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 28, 2011, May 29, 2010 and May 30, 2009 was $7.43, $7.87 and $6.64, respectively, using the Black-Scholes model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009

Expected volatility	42.7% - 45.0%	42.5% - 45.0%	40.6% - 43.6%
Risk-free interest rate	1.3% - 2.9%	2.2% - 3.2%	1.7% - 3.6%
Expected dividends	0.8% - 1.3%	0.0%	0.0%
Expected life	5.1 - 7.0 years	5.1 - 6.9 years	5.1 - 6.7 years

As of May 28, 2011, there was $16.7 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 35 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 28, 2011, May 29, 2010 and May 30, 2009 was $9.8 million, $15.5 million and $17.8 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. The Company granted 25,789, 5,479 and 5,137 shares of restricted stock for the years ended May 28, 2011, May 29, 2010 and May 30, 2009. Stock-based compensation expense for restricted shares for the years ended May 28, 2011, May 29, 2010 and May 30, 2009 was $123,000, $194,000 and $138,000. There were 25,705 unvested restricted shares, with approximately $471,000 of total unrecognized compensation cost as of May 28, 2011.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 365,000, 370,000 and 545,000 shares of common stock pursuant to the ESPP for the years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively. There are 1,627,000 shares of common stock available for issuance under the ESPP as of May 28, 2011.

16.	Segment Information and Enterprise Reporting

No single customer accounted for more than 4%, 4% and 3% of revenue for the years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively.

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

	Revenue for the Years Ended			Long-Lived Assets as of(1)
	May 28,	May 29,	May 30,	May 28,	May 29,
	2011	2010	2009	2011	2010

United States	$400,825	$373,617	$488,392	$178,866	$184,524
The Netherlands	34,121	40,674	76,889	27,631	25,615
Other	110,600	84,707	120,295	4,287	4,272

Total	$545,546	$498,998	$685,576	$210,784	$214,411

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 28, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2011.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 28, 2011.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 28, 2011, as stated in their report on page 48.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 28, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to the information regarding directors appearing in Section II under the caption “ELECTION OF DIRECTORS,” and to the information in Section III under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “DIRECTOR MEETINGS AND COMMITTEES” and “DIRECTOR MEETINGS AND COMMITTEES — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in Section III under the captions “EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “DIRECTOR COMPENSATION — FISCAL 2011,” in each case, in the Company’s proxy statement related to its 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing in Section III under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 28, 2011:

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,609,258	$20.45	3,035,171	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	8,609,258	$20.45	3,035,171

(1)	Consists of 1,627,000 shares available for issuance under the Company’s ESPP and 1,408,171 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing in Section III under the captions “DIRECTOR MEETINGS AND COMMITTEES — DIRECTOR INDEPENDENCE” and “TRANSACTIONS WITH RELATED PERSONS” in the proxy statement related to the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing in Section III under the caption “DIRECTOR MEETINGS AND COMMITTEES — FEES” in the proxy statement related to the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 28, 2011 and May 29, 2010
Consolidated Statements of Operations for each of the three years in the period ended May 28, 2011
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended May 28, 2011
Consolidated Statements of Cash Flows for each of the three years in the period ended May 28, 2011
Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and 6 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit
Number		Description of Document

2.1		Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
2.2		Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
3.1		Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2		Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.1		Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.2		Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3		Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002).
4.4		Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10	.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.3+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).
10.4		Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10	.5+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10	.6+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).
10	.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10	.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number		Description of Document

10	.9+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.10		First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.11		Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).
10.12		Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).
10	.13+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10	.14+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.15+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).
10	.18*+	Resources Connection, Inc. Executive Incentive Plan FY 2011(incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2010).
10	.19*	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).
10	.20+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Rule 1350 Certification of Chief Executive Officer.
32	.2*	Rule 1350 Certification of Chief Financial Officer.
101	.INS*‡	XBRL Instance.
101	.SCH*‡	XBRL Taxonomy Extension Schema.
101	.CAL*‡	XBRL Taxonomy Extension Calculation.
101	.DEF*‡	XBRL Taxonomy Extension Definition.
101	.LAB*‡	XBRL Taxonomy Extension Labels.
101	.PRE*‡	XBRL Taxonomy Extension Presentation.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Resources Connection, Inc.

By:	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer

Date: July 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald B. Murray Donald B. Murray	Executive Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	July 25, 2011

/s/ Nathan W. Franke Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	July 25, 2011

/s/ Anthony Cherbak Anthony Cherbak	Chief Operating Officer, Executive Vice President and Director	July 25, 2011

/s/ Susan J. Crawford Susan J. Crawford	Director	July 25, 2011

/s/ Neil Dimick Neil Dimick	Director	July 25, 2011

/s/ Robert Kistinger Robert Kistinger	Director	July 25, 2011

/s/ A. Robert Pisano A. Robert Pisano	Director	July 25, 2011

/s/ Anne Shih Anne Shih	Director	July 25, 2011

/s/ Jolene Sykes Sarkis Jolene Sykes Sarkis	Director	July 25, 2011

/s/ Michael H. Wargotz Michael H. Wargotz	Director	July 25, 2011

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit
Number		Description of Document

2.1		Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
2.2		Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).
3.1		Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).
3.2		Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).
4.1		Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.2		Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).
4.3		Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002).
4.4		Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).
10	.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).
10	.3+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).
10.4		Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).
10	.5+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).
10	.6+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).
10	.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10	.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit
Number		Description of Document

10	.9+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).
10.10		First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).
10.11		Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).
10.12		Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).
10	.13+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).
10	.14+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.15+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008).
10	.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).
10	.18*+	Resources Connection, Inc. Executive Incentive Plan FY 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2010).
10	.19*	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).
10	.20+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Rule 1350 Certification of Chief Executive Officer.
32	.2*	Rule 1350 Certification of Chief Financial Officer.
101	.INS*‡	XBRL Instance.
101	.SCH*‡	XBRL Taxonomy Extension Schema.
101	.CAL*‡	XBRL Taxonomy Extension Calculation.
101	.DEF*‡	XBRL Taxonomy Extension Definition.
101	.LAB*‡	XBRL Taxonomy Extension Labels.
101	.PRE*‡	XBRL Taxonomy Extension Presentation.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.