Form 10-Q
period 2011-08-27
RESOURCES CONNECTION INC
filed 2011-10-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

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

As of September 26, 2011, 44,156,136 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	September 30,	September 30,
	August 27, 2011	May 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$124,568	$139,624
Short-term investments	5,249	5,249
Trade accounts receivable, net of allowance for doubtful accounts of $4,740 and $4,860 as of August 27, 2011 and May 28, 2011, respectively	85,628	87,162
Prepaid expenses and other current assets	7,071	5,818
Income taxes receivable	635	4,059
Deferred income taxes	7,962	7,962

Total current assets	231,113	249,874
Goodwill	176,763	176,475
Intangible assets, net	6,756	7,920
Property and equipment, net	25,848	26,389
Deferred income taxes	15,014	14,400
Other assets	1,396	1,339

Total assets	$456,890	$476,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,633	$19,167
Accrued salaries and related obligations	36,196	41,340
Other current liabilities	7,026	6,692

Total current liabilities	58,855	67,199
Other long-term liabilities, including estimated contingent consideration of $33,940 as of both August 27, 2011 and May 28, 2011	36,593	36,472

Total liabilities	95,448	103,671

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding Common stock, $0.01 par value, 70,000 shares authorized; 55,248 and 55,021 shares issued; and 44,156 and 45,389 shares outstanding as of August 27, 2011 and May 28, 2011, respectively	552	550
Additional paid-in capital	328,507	324,492
Accumulated other comprehensive gain	4,378	3,442
Retained earnings	249,372	248,983
Treasury stock at cost, 11,092 shares and 9,632 shares at August 27, 2011 and May 28, 2011, respectively	(221,367)	(204,741)

Total stockholders’ equity	361,442	372,726

Total liabilities and stockholders’ equity	$456,890	$476,397

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	September 30,
	Three Months Ended
	August 27, 2011	August 28, 2010
Revenue	$138,007	$123,708
Direct cost of services, primarily payroll and related taxes for professional services employees	85,835	74,423

Gross profit	52,172	49,285
Selling, general and administrative expenses	42,609	40,875
Contingent consideration adjustment	—	1,287
Amortization of intangible assets	1,208	1,290
Depreciation expense	1,549	1,845

Income from operations	6,806	3,988
Interest income	(88)	(128)

Income before provision for income taxes	6,894	4,116
Provision for income taxes	4,298	2,886

Net income	$2,596	$1,230

Net income per common share:
Basic	$0.06	$0.03

Diluted	$0.06	$0.03

Weighted average common shares outstanding:
Basic	45,173	46,263

Diluted	45,224	46,411

Cash dividends declared per share	$0.05	$0.04

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

September 30,
Three Months Ended August 27, 2011
COMMON STOCK—SHARES:
Balance at beginning of period	55,021
Exercise of stock options	2
Issuance of common stock under Employee Stock Purchase Plan	225

Balance at end of period	55,248

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$550
Exercise of stock options	—
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$552

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$324,492
Exercise of stock options	29
Stock-based compensation expense related to employee stock options and employee stock purchases	1,932
Tax shortfall from employee stock option plans	(250)
Issuance of common stock under Employee Stock Purchase Plan	2,304

Balance at end of period	$328,507

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$3,442
Currency translation adjustment	936

Balance at end of period	$4,378

RETAINED EARNINGS:
Balance at beginning of period	$248,983
Cash dividends ($0.05 per share)	(2,207)
Net income	2,596

Balance at end of period	$249,372

TREASURY STOCK—SHARES:
Balance at beginning of period	9,632
Purchase of shares	1,460

Balance at end of period	11,092

TREASURY STOCK—COST:
Balance at beginning of period	$(204,741)
Purchase of shares	(16,626)

Balance at end of period	$(221,367)

COMPREHENSIVE INCOME:
Net income	$2,596
Currency translation adjustment	936

Total comprehensive income	$3,532

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	September 30,	September 30,
	Three Months Ended
	August 27, 2011	August 28, 2010
Cash flows from operating activities:
Net income	$2,596	$1,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,757	3,135
Stock-based compensation expense related to employee stock options and employee stock purchases	1,932	2,680
Contingent consideration adjustment	—	1,287
Excess tax benefits from stock-based compensation	(6)	(39)
Loss on disposal of fixed assets	12	41
Deferred income tax benefit	(580)	(209)
Changes in operating assets and liabilities:
Trade accounts receivable	1,793	1,306
Prepaid expenses and other current assets	(1,322)	201
Income taxes	3,202	2,753
Other assets	(2)	(48)
Accounts payable and accrued expenses	(3,995)	(1,064)
Accrued salaries and related obligations	(5,220)	(4,647)
Other liabilities	406	485

Net cash provided by operating activities	1,573	7,111

Cash flows from investing activities:
Redemption of short-term investments	5,250	10,496
Purchase of short-term investments	(5,250)	(5,498)
Purchases of property and equipment	(1,011)	(446)

Net cash (used in) provided by investing activities	(1,011)	4,552

Cash flows from financing activities:
Proceeds from exercise of stock options	29	528
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,306	2,143
Purchase of common stock	(16,626)	(6,079)
Cash dividends paid	(1,816)	—
Excess tax benefits from stock-based compensation	6	39

Net cash used in financing activities	(16,101)	(3,369)

Effect of exchange rate changes on cash	483	329

Net (decrease) increase in cash and cash equivalents	(15,056)	8,623
Cash and cash equivalents at beginning of period	139,624	130,659

Cash and cash equivalents at end of period	$124,568	$139,282

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 27, 2011 and August 28, 2010

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2012 and 2011 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 27, 2011 and August 28, 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 28, 2011, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results and financial condition. See Note 5—Contingent Consideration for discussion of adjustments to the fair value of contingent consideration.

Up to 20% of the contingent consideration payable under the terms of the acquisition agreements for Sitrick Brincko Group is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results and financial condition. See Note 5—Contingent Consideration for further discussion.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.4 million and $2.6 million for the three months ended August 27, 2011 and August 28, 2010, respectively.

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

See Note 9—Stock-Based Compensation Plans for further information on stock-based compensation.

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

3. Stockholders’ Equity

In July 2007, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million (the “July 2007 program”). The July 2007 program had $2.2 million remaining for purchases as of May 28, 2011, all of which was used during the three months ended August 27, 2011. In April 2011, the board of directors approved a new stock repurchase program, authorizing the purchase of common stock, at the discretion of the Company’s senior executives, for an aggregate dollar limit not to exceed $150 million (the “April 2011 program”). The April 2011 program commenced when the July 2007 program’s authorized limit had been met. During the three months ended August 27, 2011 and August 28, 2010, the Company purchased approximately 1.5 million and 479,000 shares of its common stock at an average price of $11.38 and $12.69 per share for approximately $16.6 million and $6.1 million, respectively. As of August 27, 2011, approximately $135.5 million remains available under the April 2011 program.

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

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	September 30,	September 30,
	Three Months Ended
	August 27, 2011	August 28, 2010
Net income	$2,596	$1,230

Basic:
Weighted average shares	45,173	46,263

Diluted:
Weighted average shares	45,173	46,263
Potentially dilutive shares	51	148

Total dilutive shares	45,224	46,411

Net income per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 8.4 million and 7.7 million potential common shares for the three months ended August 27, 2011 and August 28, 2010, respectively.

5. Contingent Consideration

Contingent consideration related to Sitrick Brincko Group

On November 20, 2009, the Company acquired certain assets of Sitrick And Company (“Sitrick Co”), a strategic communications firm, and Brincko Associates, Inc. (“Brincko”), a corporate advisory and restructuring firm, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, a Delaware limited liability company, formed for the purpose of the acquisition, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual (together with Sitrick Co and Brincko, the “Sellers”). Prior to the acquisition date, Mr. Sitrick and Nancy Sitrick were the sole shareholders of Sitrick Co and Mr. Brincko was the sole shareholder of Brincko. Also on November 20, 2009, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick (collectively with the Membership Interest Purchase Agreement, the “Acquisition Agreements”). Sitrick Brincko Group is now a wholly-owned subsidiary of the Company. By combining the specialized skill sets of the Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic footprint and client base, the Company believes it will increase its ability to assist clients during challenging periods, particularly in the areas of management consulting, corporate advisory, strategic communications and restructuring services. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Sitrick Brincko Group.

Pursuant to the Acquisition Agreements, contingent consideration will be payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average annual (calculated from each of the four one-year periods following the acquisition date) earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Sitrick Brincko Group exceed $11.3 million. At the end of the four-year earn-out period, the Company will determine if the average annual EBITDA exceeded $11.3 million; if so, the contingent consideration payable is determined by multiplying the average annual EBITDA by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements). If Sitrick Brincko Group’s annual average EBITDA during the four-year earn-out period exceeds $11.3 million, the Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company.

Under accounting rules for business combinations, obligations that are contingently payable based upon the occurrence of one or more future events are to be estimated and recorded as a discounted liability on the Company’s balance sheet even though the consideration is based on future events. The Company estimated at November 28, 2009 the fair value of the obligation to pay contingent consideration based on a number of different projections of the average EBITDA during the four-year earn-out measurement period and then assigned a probability weight to each scenario. In accordance with the Acquisition Agreements, the resultant probability-weighted average EBITDA amounts were then multiplied by 3.15. Because the contingent consideration is not subject to a ceiling and future EBITDA of Sitrick Brincko Group is theoretically unlimited, the range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount.

Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash adjustment in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. The total adjustment each quarter is a combination of the assessment of actual and projected EBITDA scenarios as well as changes in the discount rate and time value of money each reporting period. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

The Company determined that there was no contingent consideration adjustment for the three months ended August 27, 2011 as there was no change in the estimated fair value of the contingent liability during that period. During the quarter ended August 28, 2010, the Company recorded an increase in the estimated fair value of the contingent consideration liability of $1.3 million, attributable to a change in the risk-free interest rate, which is used in determining the appropriate discount factor for time value of money purposes.

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

In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets for Sitrick Brincko Group are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The Company did not record any additional employee portion of contingent consideration during the first quarter of fiscal 2012, as it was not probable as of August 27, 2011 that certain EBITDA growth targets would be achieved at the November 2013 final evaluation date. The Company had previously recorded an estimate of $500,000 for the employee portion of contingent consideration, which is included in the caption “other long-term liabilities” in the Company’s Consolidated Balance Sheets as of August 27, 2011 and May 28, 2011. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

Sitrick Brincko Group contributed approximately $4.9 million to revenue and approximately $193,000 to pre-tax earnings for the three months ended August 27, 2011, compared to approximately $6.2 million to revenue and approximately $945,000 to pre-tax earnings for the three months ended August 28, 2010. Pre-tax earnings include approximately $900,000 and $968,000 of amortization expense in the three months ended August 27, 2011 and August 28, 2010, respectively, for amortizable intangible assets of Sitrick Brincko Group.

Contingent consideration related to fiscal 2009 acquisition

The purchase agreement for Xperianz, an Ohio-based provider of professional services acquired on May 12, 2009, requires a possible contingent consideration payment and is accounted for under business combination accounting rules effective prior to fiscal 2010 in which earn-out payments are recorded as an adjustment to goodwill. The Company is required to pay up to $1.1 million in additional cash in fiscal 2012, provided certain revenue and gross margin milestones are met. The Company currently believes it is unlikely these milestones will be achieved and no liability is recorded in these financial statements for the Xperianz earn-out.

6. Goodwill and Intangible Assets

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of August 27, 2011			As of May 28, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 7 years)	$18,661	$(14,860)	$3,801	$18,573	$(13,844)	$4,729
Consultant and customer database (1 – 5 years)	2,394	(2,243)	151	2,385	(2,210)	175
Non-compete agreements (1 – 5 years)	3,245	(1,297)	1,948	3,244	(1,144)	2,100
Trade name and trademark (5 years)	1,281	(425)	856	1,281	(365)	916

Total	$25,581	$(18,825)	$6,756	$25,483	$(17,563)	$7,920

The Company recorded amortization expense of $1.2 million and $1.3 million for the three months ended August 27, 2011 and August 28, 2010, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 26, 2012, May 25, 2013, May 31, 2014, May 30, 2015 and May 29, 2016 is $3.5 million, $1.8 million, $1.7 million, $931,000 and $0, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in gross balance of intangible assets reflects the impact of currency fluctuations between fiscal 2012 and 2011 in translating the intangible asset balances recorded on the Company’s international operations balance sheets.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 28, 2011, and concluded that no impairment was indicated at that date. The Company will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology, the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. There were no indicators of impairment as of August 27, 2011. The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	September 30,	September 30,
	For the Three Months Ended
	August 27, 2011	August 28, 2010
Goodwill, beginning of year	$176,475	$172,632
Impact of foreign currency exchange rate changes	288	719

Goodwill, end of period	$176,763	$173,351

7. Provision for Income Taxes

The Company’s provision for income taxes was $4.3 million (effective tax rate of 62.3%) and $2.9 million (effective tax rate of 70.7%) for the three months ended August 27, 2011 and August 28, 2010, respectively.

The provision for income taxes in the first quarter of fiscal 2012 and 2011 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $605,000 and $854,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2012 and 2011, respectively.

8. Segment Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended May 28, 2011. Summarized financial information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,
	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 27, 2011	August 28, 2010	August 27, 2011	May 28, 2011
United States	$100,256	$95,467	$177,734	$178,866
The Netherlands	8,031	6,916	27,585	27,631
Other	29,720	21,325	4,047	4,287

Total	$138,007	$123,708	$209,366	$210,784

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of August 27, 2011, the Company had outstanding grants under the following share-based compensation plans:

•

2004 Performance Incentive Plan (“2004 Plan”)—The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of August 27, 2011, 1,583,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award.

•

The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the three months ended August 27, 2011 (number of options and intrinsic value in thousands):

	September 30,	September 30,	September 30,	September 30,
	Number of Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 28, 2011	8,609	$20.45	5.93	$1,622
Granted, at fair market value	35	$12.54
Exercised	(2)	$11.89
Forfeited	(209)	$21.51

Outstanding at August 27, 2011	8,433	$20.40	5.69	$303

Exercisable at August 27, 2011	6,014	$21.47	4.50	$303

Stock-Based Compensation Expense

The Company’s income before provision for income taxes included compensation expense for the three months ended August 27, 2011 and August 28, 2010 of $1.9 million and $2.7 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs for the three months ended August 27, 2011 and August 28, 2010.

The weighted average estimated value per share of employee stock options granted during the three months ended August 27, 2011 was $4.75 using the Black-Scholes model with the following assumptions:

September 30,
Three Months Ended August 27, 2011
Expected volatility	44.6%
Risk-free interest rate	1.9%
Expected dividends	1.1%
Expected life	5.2 years

Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s Statements of Cash Flows. For the three months ended August 27, 2011 and August 28, 2010, gross excess tax benefits totaled $6,000 and $39,000, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2012 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 27, 2011. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 27, 2011 and August 28, 2010 was $1,000 and $174,000, respectively. As of August 27, 2011, there was $14.8 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 33 months.

Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the three months ended August 27, 2011 and August 28, 2010 were $2.3 million and $2.7 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Employee Stock Purchase Plan

The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 225,000 and 365,000 shares of common stock pursuant to this plan for the three months ended August 27, 2011 and the year ended May 28, 2011, respectively. There were 1,402,000 shares of common stock available for issuance under the ESPP as of August 27, 2011.

10. Accrued Dividend Payable and Supplemental Cash Flow Information

The Company’s board of directors announced July 20, 2010 that it had authorized the establishment of a regular quarterly dividend of $0.04 per common share (increased to $0.05 per common share on August 2, 2011). The board of directors’ most recent dividend declaration on August 2, 2011 was paid in cash on September 22, 2011 to shareholders of record at the close of business on August 25, 2011. The accrual for the dividend payable of approximately $2.2 million as of August 27, 2011 is included in “accounts payable and accrued expenses” in the Consolidated Balance Sheet. The Statement of Cash Flows for the three months ended August 27, 2011 does not include the dividend payment declared on August 2, 2011 under the caption “cash flows from financing activities” as it was paid after the end of the first quarter of fiscal 2012. The Statement of Cash Flows for the three months ended August 27, 2011 includes the $1.8 million dividend payment declared on May 2, 2011 under the caption “cash flows from financing activities” as it was paid during the first quarter of fiscal 2012.

11. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. Early adoption is permitted for annual and interim goodwill impairment tests if an entity’s financial statements for the most recent interim period have not yet been issued. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning May 27, 2012. The Company does not expect its adoption will have a material effect on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Part II Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 28, 2011 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

Founded in June 1996 as a division of Deloitte & Touche, we completed a management-led buyout in partnership with several investors in April 1999. We began trading on the NASDAQ Stock Market in December 2000 following our initial public offering of common stock. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name from Resources Connection to Resources Global Professionals to better reflect the Company’s multinational capabilities. As of August 27, 2011, the Company served clients through 51 offices in the United States and 29 offices abroad.

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

Contingent consideration—The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. In addition, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s Consolidated Statements of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Under the terms of our acquisition agreements for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability may fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

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

Stock-based compensation—Under our 2004 Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. On July 20, 2010, the Company’s board of directors announced the commencement of a quarterly dividend, subject to quarterly board of director approval. Consequently, effective with option grants in the first quarter of fiscal 2011, the impact of expected dividends is incorporated in determining the estimated value per share of employee stock option grants. The Company’s historical expected life of stock option grants is 5.2 years for non-officers and 7.0 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	September 30,	September 30,
	For the Three Months Ended
	August 27, 2011	August 28, 2010
	(Amounts in thousands)
Revenue	$138,007	$123,708
Direct cost of services	85,835	74,423

Gross profit	52,172	49,285
Selling, general and administrative expenses	42,609	40,875
Contingent consideration adjustment	—	1,287
Amortization of intangible assets	1,208	1,290
Depreciation expense	1,549	1,845

Income from operations	6,806	3,988
Interest income	(88)	(128)

Income before provision for income taxes	6,894	4,116
Provision for income taxes	4,298	2,886

Net income	$2,596	$1,230

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and fair value adjustments to contingent consideration. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the three months ended August 27, 2011 and August 28, 2010 and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	September 30,	September 30,
	For the Three Months Ended
	August 27, 2011	August 28, 2010
	(Amounts in thousands, except margin percentage)
Net income	$2,596	$1,230
Adjustments:
Amortization of intangible assets	1,208	1,290
Depreciation expense	1,549	1,845
Interest income	(88)	(128)
Provision for income taxes	4,298	2,886

EBITDA	9,563	7,123
Stock-based compensation expense	1,932	2,680
Contingent consideration adjustment	—	1,287

Adjusted EBITDA	$11,495	$11,090

Revenue	$138,007	$123,708

Adjusted EBITDA margin	8.3%	9.0%

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

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to our investors because they are financial measures used by management to assess the core performance of the Company. Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

Further, Adjusted EBITDA has the following limitations:

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Stock-based compensation is an element of our long-term incentive compensation program, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended August 27, 2011 Compared to Three Months Ended August 28, 2010

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $14.3 million, or 11.6%, to $138.0 million for the three months ended August 27, 2011 from $123.7 million for the three months ended August 28, 2010. We deliver our services to clients in a similar fashion across the globe and for the first quarter of fiscal 2012, revenue increased in all geographies over the amount for the first quarter of fiscal 2011. We believe the increase is partially attributable to clients engaging us to help implement initiatives to improve efficiencies within their organizations and to improved awareness of our service offerings with clients through our completed and on-going engagements.

The number of hours worked in the first quarter of fiscal 2012 increased about 10.6% compared with the prior year first quarter while average bill rates rose about 0.8%. In addition, the revenue increase in the quarter is partially attributable to client reimbursement revenue which rose approximately 30% over the prior year’s first quarter. The number of consultants on assignment as of August 27, 2011 was 2,297 compared to 2,072 consultants engaged as of August 28, 2010.

We operated 80 (29 abroad) and 82 (29 abroad) offices as of August 27, 2011 and August 28, 2010, respectively. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Revenue for the Three Months Ended			% of Total
	August 27, 2011	August 28, 2010	% Change	August 27, 2011	August 28, 2010
North America	$104,070	$98,704	5.4%	75.4%	79.8%
Europe	23,284	17,783	30.9%	16.9%	14.4%
Asia Pacific	10,653	7,221	47.5%	7.7%	5.8%

Total	$138,007	$123,708	11.6%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2011 conversion rates, international revenues would have been lower than reported under GAAP by $4.0 million in the first quarter of fiscal 2012.

Direct Cost of Services. Direct cost of services increased $11.4 million, or 15.3%, to $85.8 million for the three months ended August 27, 2011 from $74.4 million for the three months ended August 28, 2010. Direct cost of services increased because the number of hours worked rose 10.6% in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011. The average pay rate per hour to our consultants also rose about 4.8% between the two periods. The direct cost of services percentage of revenue was 62.2% and 60.2% for the three months ended August 27, 2011 and August 28, 2010, respectively. The increase in the direct cost of services percentage between the quarters resulted from the unfavorable change in the bill rate/pay rate ratio, higher health care costs and the increase in the amount of zero gross margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.9% and 33.1% for the quarters ended August 27, 2011 and August 28, 2010, respectively. S, G & A increased $1.7 million, or 4.2%, to $42.6 million for the three months ended August 27, 2011 from $40.9 million for the three months ended August 28, 2010.

The increase quarter-over-quarter is primarily related to the impact of currency exchange rates between the two periods (approximately $1.5 million of the increase is caused by currency fluctuations) and to increased compensation and related benefit costs (primarily health care costs), partly offset by decreases in stock-based compensation expenses. Management and administrative headcount increased from 713 at the end of the first quarter of fiscal 2011 to 720 at the end of the first quarter of fiscal 2012.

Sequential Operations. On a sequential quarter basis, fiscal 2012 first quarter revenues decreased approximately 5.3%, from $145.7 million to $138.0 million, with declines in average bill rates (1.5%) and hours (4.1%). The Company’s sequential revenue increased in Asia Pacific (3.9%), but was down in North America (3.8%) and Europe (14.3%). The revenue in the United States and Europe was impacted by increased vacation time taken by our consultants during the summer holiday season as compared to the fourth quarter. The direct cost of services percentage of revenue increased from 61.9% in the fourth quarter of fiscal 2011 to 62.2% in the first quarter of fiscal 2012; this increase was primarily attributable to paid holidays in the United States in the first quarter of fiscal 2012 (Memorial Day and July 4th) while the fourth quarter had no paid holidays. The Company believes the direct cost of services percentage will decrease in the second quarter due to an expected improvement in leverage as the summer vacation season ends. The ratio of selling, general and administrative expenses (“S,G & A”) to revenue increased from 30.0% for the quarter ended May 28, 2011 to 30.9% for the quarter ended August 27, 2011, primarily due to decreased leverage as a result of lower revenue in the first quarter of fiscal 2012.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. The Company determined that there was no contingent consideration adjustment for the three months ended August 27, 2011 as there was no change in the estimated fair value of the contingent liability during that period. The Company recorded a $1.3 million adjustment to its estimate of contingent consideration payable for the three months ended August 28, 2010 in recognition of the change in the estimated fair value (from a change in the discount rate applied in the calculation) of the estimated contingent consideration payable in November 2013. The Company did not record any additional employee portion of contingent consideration expense during the first quarter of 2012 as it was not probable as of August 27, 2011 that certain EBITDA growth targets would be achieved at the November 2013 final evaluation date. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to these two contingent amounts were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration expense).

The estimate of both the employee portion of contingent consideration and contingent consideration payable require very subjective assumptions to be made of various potential operating result scenarios and future revision to these assumptions could materially change the estimate of the amount of either liability and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $1.2 million for the three months ended August 27, 2011 from $1.3 million for the three months ended August 28, 2010. The decrease is the result of the completion of amortization on certain identifiable intangible assets. Based upon identified intangible assets recorded at August 27, 2011, the Company anticipates amortization expense related to identified intangible assets to approximate $3.5 million during the fiscal year ending May 26, 2012.

Depreciation expense was $1.5 million for the three months ended August 27, 2011 compared to $1.8 million for the three months ended August 28, 2010. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and 2011 and, since fiscal 2010, the Company has slowed the amount invested in property and equipment as compared to previous fiscal years.

Interest Income. Interest income was $88,000 in the first quarter of fiscal 2012 compared to $128,000 in the first quarter of fiscal 2011. The decrease in interest income in the first quarter of fiscal 2012 is primarily the result of lower interest rates available as compared to the prior year’s first quarter.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of August 27, 2011, the Company also has $5.2 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $4.3 million (effective tax rate of 62.3%) and $2.9 million (effective tax rate of 70.7%) for the three months ended August 27, 2011 and August 28, 2010, respectively.

The provision for income taxes in the first quarter of fiscal 2012 and 2011 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, because of differences compared to the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $605,000 and $854,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2012 and 2011, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) increased during fiscal 2012 as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A—Risk Factors. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

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

As of August 27, 2011, the Company had $129.8 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2011. The Company currently intends to renew the agreement following its expiration. As of August 27, 2011, the Company had approximately $1.4 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.6 million of outstanding letters of credit in favor of third parties related to operating leases. As of August 27, 2011, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $1.6 million in cash for the three months ended August 27, 2011 compared to $7.1 million for the three months ended August 28, 2010. Cash provided by operations in the first three months of fiscal 2012 resulted from net income of $2.6 million and non-cash items of $4.1 million, offset by net unfavorable cash changes in operating assets and liabilities of $5.1 million. In the first three months of fiscal 2011, cash provided by operations resulted from net income of $1.2 million and unfavorable net cash changes in operating assets and liabilities of $1.0 million, offset by favorable non-cash items of $6.9 million. The primary cause of the unfavorable change in operating cash flows between the two years was the unfavorable change in several working capital accounts in the first three months of fiscal 2012 as compared to fiscal 2011, particularly prepaid expenses and accounts payable and accrued expenses. Non-cash items include expense for stock-based compensation (which decreased between the two periods) and the change in estimated fair value of contingent consideration (there was no change in the current year quarter); these charges do not reflect an actual cash outflow from the Company.

Net cash used in investing activities was $1.0 million for the first three months of fiscal 2012 compared to net cash provided by investing activities of $4.6 million in the comparable prior year period. Cash used to purchase short-term investments offset cash received from the redemption of short-term investments (primarily commercial paper) in the first three months of fiscal 2012 compared to a source of cash of $5.0 million in the first three months of fiscal 2011. Purchases of property and equipment increased approximately $600,000 between the two years.

Net cash used in financing activities totaled $16.1 million for the three months ended August 27, 2011, compared to $3.4 million for the three months ended August 28, 2010. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were $2.3 million in the first three months of fiscal 2012 versus $2.7 million in the same period of fiscal 2011. However, the Company used $16.6 million in the first three months of fiscal 2012 to purchase approximately 1.5 million shares of its common stock on the open market versus $6.1 million in the prior fiscal year to purchase approximately 479,000 shares. The Company also paid dividends on its common stock of $1.8 million in the first three months of fiscal 2012; there were no dividends paid in the corresponding period of fiscal 2011. The Company’s board of directors declared a quarterly cash dividend of $0.05 per common share on August 25, 2011. The dividend of approximately $2.2 million, paid on September 22, 2011, is accrued in the Company’s Consolidated Balance Sheet as of August 27, 2011.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At August 27, 2011, the Company had approximately $129.8 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the quarter ended August 27, 2011, approximately 27.3% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 79.0% of our balances of cash, cash equivalents and short-term investments as of August 27, 2011 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Canadian Dollars or Euros. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains. Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 27, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 27, 2011. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 27, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2011, which was filed with the Securities and Exchange Commission on July 26, 2011. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

A future economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.

Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. Subsequently, many European and Asia Pacific countries reported significant contraction in their economies. While economic conditions in many parts of the world improved during our fiscal 2011, any future deterioration of the United States economy, international economies or tightening credit markets, could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. A significant portion of our options outstanding are priced at more than the current per share market valuation of our stock, limiting existing option grants as an incentive to retain employees.

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

The Company invests its cash, cash equivalents and short-term investments in United States treasuries and government agencies, bank deposits, money market funds, commercial paper and certificates of deposit, both in United States and foreign banks. Certain of these investments are subject to general credit, liquidity, market, issuer and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the year ended May 28, 2011. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note 11—Stockholders’ Equity—of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 28, 2011. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of the Company or our management by deterring acquisitions of our stock not approved by our board of directors.

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

On July 20, 2010, our board of directors announced the establishment of a quarterly dividend, subject to quarterly board of director approval, of $0.04 per share (increased to $0.05 per common share with the dividend announcement on August 2, 2011). The payment of, or continuation of, the quarterly dividend will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

In July 2007, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million (the “July 2007 program”). The July 2007 program had $2.2 million remaining for purchases as of May 28, 2011, all of which was used during the three months ended August 27, 2011. In April 2011, the board of directors approved a new stock repurchase program, authorizing the purchase of common stock, at the discretion of the Company’s senior executives, for an aggregate dollar limit not to exceed $150 million (the “April 2011 program”). The April 2011 program commenced when the July 2007 program’s authorized limit had been met. The table below provides information regarding stock purchases made during the first quarter of fiscal 2012 under our stock repurchase programs.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
May 29, 2011—June 25, 2011	—	$—	—	$152,153,846
June 26, 2011—July 23, 2011	261,700	$12.70	261,700	$148,830,033
July 23, 2011—August 27, 2011	1,199,026	$11.09	1,199,026	$135,528,244

Total May 29, 2011—August 27, 2011	1,460,726	$11.38	1,460,726	$135,528,244

Item 6.	Exhibits

The exhibits listed in the Exhibits Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 6, 2011	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2011	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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