Form 10-Q
period 2011-11-26
RESOURCES CONNECTION INC
filed 2012-01-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIESEXCHANGE ACT OF 1934

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

As of December 21, 2011, 43,135,544 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	September 30,	September 30,
	November 26, 2011	May 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$109,666	$139,624
Short-term investments	10,997	5,249
Trade accounts receivable, net of allowance for doubtful accounts of $4,525 and $4,860 as of November 26, 2011 and May 28, 2011, respectively	87,924	87,162
Prepaid expenses and other current assets	6,552	5,818
Income taxes receivable	4,777	4,059
Deferred income taxes	7,752	7,962

Total current assets	227,668	249,874
Goodwill	174,775	176,475
Intangible assets, net	5,331	7,920
Property and equipment, net	24,800	26,389
Deferred income taxes	1,017	14,400
Other assets	1,254	1,339

Total assets	$434,845	$476,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,105	$19,167
Accrued salaries and related obligations	35,951	41,340
Other current liabilities	6,826	6,692

Total current liabilities	60,882	67,199
Other long-term liabilities, including estimated contingent consideration of $0 and $33,940 as of November 26, 2011 and May 28, 2011	3,050	36,472

Total liabilities	63,932	103,671

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 55,252 and 55,021 shares issued; and 43,158 and 45,389 shares outstanding as of November 26, 2011 and May 28, 2011, respectively	553	550
Additional paid-in capital	329,988	324,492
Accumulated other comprehensive gain	111	3,442
Retained earnings	272,535	248,983
Treasury stock at cost, 12,094 shares and 9,632 shares at November 26, 2011 and May 28, 2011, respectively	(232,274)	(204,741)

Total stockholders’ equity	370,913	372,726

Total liabilities and stockholders’ equity	$434,845	$476,397

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Revenue	$144,955	$138,534	$282,962	$262,242
Direct cost of services, primarily payroll and related taxes for professional services employees	90,034	83,787	175,869	158,210

Gross profit	54,921	54,747	107,093	104,032
Selling, general and administrative expenses	42,980	42,732	85,589	83,607
Employee portion of contingent consideration	(500)	—	(500)	—
Contingent consideration adjustment	(33,440)	(23,700)	(33,440)	(22,413)
Amortization of intangible assets	1,186	1,310	2,394	2,600
Depreciation expense	1,471	1,870	3,020	3,715

Income from operations	43,224	32,535	50,030	36,523
Interest income	(65)	(114)	(153)	(242)

Income before provision for income taxes	43,289	32,649	50,183	36,765
Provision for income taxes	17,968	15,178	22,266	18,064

Net income	$25,321	$17,471	$27,917	$18,701

Net income per common share:
Basic	$0.58	$0.38	$0.63	$0.41

Diluted	$0.58	$0.38	$0.63	$0.40

Weighted average common shares outstanding:
Basic	43,760	46,048	44,468	46,156

Diluted	43,797	46,283	44,512	46,347

Cash dividends declared per share	$0.05	$0.04	$0.10	$0.08

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

September 30,
Six Months Ended November 26, 2011
COMMON STOCK—SHARES:
Balance at beginning of period	55,021
Exercise of stock options	6
Issuance of common stock under Employee Stock Purchase Plan	225

Balance at end of period	55,252

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$550
Exercise of stock options	1
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$553

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$324,492
Exercise of stock options	62
Stock-based compensation expense related to employee stock options and employee stock purchases	3,808
Tax shortfall from employee stock option plans	(678)
Issuance of common stock under Employee Stock Purchase Plan	2,304

Balance at end of period	$329,988

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$3,442
Currency translation adjustment	(3,331)

Balance at end of period	$111

RETAINED EARNINGS:
Balance at beginning of period	$248,983
Cash dividends ($0.05 per share)	(4,365)
Net income	27,917

Balance at end of period	$272,535

TREASURY STOCK—SHARES:
Balance at beginning of period	9,632
Purchase of shares	2,462

Balance at end of period	12,094

TREASURY STOCK—COST:
Balance at beginning of period	$(204,741)
Purchase of shares	(27,533)

Balance at end of period	$(232,274)

COMPREHENSIVE INCOME:
Net income	$27,917
Currency translation adjustment	(3,331)

Total comprehensive income	$24,586

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	September 30,	September 30,
	Six Months Ended
	November 26, 2011	November 27, 2010
Cash flows from operating activities:
Net income	$27,917	$18,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,414	6,315
Stock-based compensation expense related to employee stock options and employee stock purchases	3,808	5,269
Contingent consideration adjustment	(33,440)	(22,413)
Excess tax benefits from stock-based compensation	(12)	(159)
Loss on disposal of fixed assets	12	45
Deferred income tax benefit	13,603	9,516
Changes in operating assets and liabilities:
Trade accounts receivable	(2,803)	(4,866)
Prepaid expenses and other current assets	(1,016)	407
Income taxes	(1,554)	597
Other assets	108	273
Accounts payable and accrued expenses	(816)	533
Accrued salaries and related obligations	(4,516)	(3,944)
Other liabilities	302	883

Net cash provided by operating activities	7,007	11,157

Cash flows from investing activities:
Redemption of short-term investments	10,500	15,994
Purchase of short-term investments	(16,248)	(20,990)
Purchases of property and equipment	(1,659)	(1,308)

Net cash used in investing activities	(7,407)	(6,304)

Cash flows from financing activities:
Proceeds from exercise of stock options	63	1,532
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,306	2,143
Purchase of common stock	(27,533)	(7,348)
Cash dividends paid	(4,023)	(1,849)
Excess tax benefits from stock-based compensation	12	159

Net cash used in financing activities	(29,175)	(5,363)

Effect of exchange rate changes on cash	(383)	1,283

Net (decrease) increase in cash and cash equivalents	(29,958)	773
Cash and cash equivalents at beginning of period	139,624	130,659

Cash and cash equivalents at end of period	$109,666	$131,432

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 26, 2011 and November 27, 2010

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2012 and 2011 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 26, 2011 and November 27, 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and related tax balances and, therefore, materially affect the Company’s future financial results and financial condition. See Note 5— Contingent Consideration for discussion of adjustments to the fair value of contingent consideration.

Up to 20% of the contingent consideration payable under the terms of the acquisition agreements for Sitrick Brincko Group is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and related tax balances and, therefore, materially affect the Company’s future financial results and financial condition. See Note 5— Contingent Consideration for further discussion.

Cash, Cash Equivalents and Short-Term Investments

The Company classifies cash on hand and deposits in banks as cash and cash equivalents. Short-term investments with an original maturity date of three months or less are also classified as cash and cash equivalents; short-term investments with an original maturity date of greater than three months up to one year are classified as short-term investments and considered “held to maturity”. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.3 million and $3.4 million for the three months ended November 26, 2011 and November 27, 2010, respectively and $6.8 million and $6.0 million for the six months ended November 26, 2011 and November 27, 2010, respectively

Stock-Based Compensation

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

See Note 9— Stock-Based Compensation Plans for further information on stock-based compensation.

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

3. Stockholders’ Equity

In July 2007, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million (the “July 2007 program”). The July 2007 program had $2.2 million remaining for purchases as of May 28, 2011, all of which was used during the three months ended August 27, 2011. In April 2011, the board of directors approved a new stock repurchase program, authorizing the purchase of common stock, at the discretion of the Company’s senior executives, for an aggregate dollar limit not to exceed $150 million (the “April 2011 program”). The April 2011 program commenced when the July 2007 program’s authorized limit had been met. During the three and six months ended November 26, 2011, the Company purchased approximately 1.0 million and 2.5 million shares of its common stock at an average price of $10.88 and $11.18 per share for approximately $10.9 million and $27.5 million, respectively. As of November 26, 2011, approximately $124.6 million remains available under the April 2011 program.

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

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended

	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net income	$25,321	$17,471	$27,917	$18,701

Basic:
Weighted average shares	43,760	46,048	44,468	46,156

Diluted:
Weighted average shares	43,760	46,048	44,468	46,156
Potentially dilutive shares	37	235	44	191

Total dilutive shares	43,797	46,283	44,512	46,347

Net income per share:
Basic	$0.58	$0.38	$0.63	$0.41
Diluted	$0.58	$0.38	$0.63	$0.40

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 8.2 million and 6.5 million potential common shares for the three months ended November 26, 2011 and November 27, 2010, respectively and approximately 8.3 million and 7.1 million potential common shares for the six months ended November 26, 2011 and November 27, 2010, respectively.

5. Contingent Consideration

Contingent consideration related to Sitrick Brincko Group

On November 20, 2009, the Company acquired certain assets of Sitrick And Company (“Sitrick Co”), a strategic communications firm, and Brincko Associates, Inc. (“Brincko”), a corporate advisory and restructuring firm, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, a Delaware limited liability company, formed for the purpose of the acquisition, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual (together with Mr. Sitrick, Sitrick Co and Brincko, the “Sellers”). Prior to the acquisition date, Mr. Sitrick and Nancy Sitrick were the sole shareholders of Sitrick Co and Mr. Brincko was the sole shareholder of Brincko. Also on November 20, 2009, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick (collectively with the Membership Interest Purchase Agreement, the “Acquisition Agreements”). Sitrick Brincko Group is now a wholly-owned subsidiary of the Company. By combining the specialized skill sets of the Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic footprint and client base, the Company believes it has increased its ability to assist clients during challenging periods, particularly in the areas of management consulting, corporate advisory, strategic communications and restructuring services. This expected synergy gave rise to goodwill being recorded as part of the purchase price of Sitrick Brincko Group.

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

Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash adjustment (with related income tax adjustment) in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. The total adjustment each quarter is a combination of the assessment of actual and projected EBITDA scenarios as well as changes in the discount rate and time value of money each reporting period. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

Sitrick Brincko Group’s average EBITDA for the first two annual measurement periods was $6.5 million, approximately $4.8 million below the required $11.3 million base. Based upon the first two years actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the two years remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, has reduced the estimated fair value of the liability from $33.4 million to zero, representing a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations. On an after-tax basis, the fair value adjustment increased net income for the three months ended November 26, 2011 by $20.4 million or $0.47 per share (including the impact of the employee portion of contingent consideration discussed below). In the comparable prior year fiscal period, the Company’s assessment of the first year actual results and its updated probability weighted assessment of various projected EBITDA scenarios for the then three years remaining in the earn-out period, resulted in a non-cash decrease of $23.7 million from the previous estimate and was reflected in the Company’s Consolidated Statements of Operations. On an after-tax basis, the fair value adjustment increased net income by $14.0 million or $0.30 per share for the three months ended November 27, 2010.

In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned, this amount will be recognized as an expense over the remaining service period from the time it was estimated that no contingent consideration will be due.

The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Although the Company believes that there will be no earn-out payment due in November 2013, it will continue to periodically review actual EBITDA results and an updated assessment of various probability weighted projected EBITDA scenarios of the Sitrick Brincko Group; if circumstances change and the Company determines that an earn-out payment may be due, such future revisions would materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.

In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets for Sitrick Brincko Group are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned as of November 2013, the Company has reversed its previously recorded estimate of $500,000 (and related tax effect of approximately $200,000) for the employee portion of contingent consideration for the three and six months ended November 26, 2011. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

Contingent consideration related to fiscal 2009 acquisition

The purchase agreement for Xperianz, an Ohio-based provider of professional services acquired on May 12, 2009, requires a possible contingent consideration payment and is accounted for under business combination accounting rules effective prior to fiscal 2010 in which earn-out payments are recorded as an adjustment to goodwill and not as an adjustment in the Consolidated Statement of Operations. The Company is required to pay up to $1.1 million in additional cash in fiscal 2012, provided certain revenue and gross margin milestones are met. The Company currently believes it is unlikely these milestones will be achieved and no liability is recorded in these financial statements for the Xperianz earn-out.

6. Goodwill and Intangible Assets

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of November 26, 2011			As of May 28, 2011

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships (2 – 7 years)	$18,127	$(15,494)	$2,633	$18,573	$(13,844)	$4,729
Consultant and customer database (1 – 5 years)	2,345	(2,240)	105	2,385	(2,210)	175
Non-compete agreements (1 – 5 years)	3,225	(1,428)	1,797	3,244	(1,144)	2,100
Trade name and trademark (5 years)	1,281	(485)	796	1,281	(365)	916

Total	$24,978	$(19,647)	$5,331	$25,483	$(17,563)	$7,920

The Company recorded amortization expense of $1.2 million and $1.3 million for the three months ended November 26, 2011 and November 27, 2010, respectively and $2.4 million and $2.6 million for the six months ended November 26, 2011 and November 27, 2010, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 26, 2012, May 25, 2013, May 31, 2014, May 30, 2015 and May 29, 2016 is $3.0 million, $1.7 million, $1.7 million, $931,000 and $0, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in gross balance of intangible assets reflects the impact of currency fluctuations between fiscal 2012 and 2011 in translating the intangible asset balances recorded on the Company’s international operations balance sheets.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 28, 2011, and concluded that no impairment was indicated at that date. The Company will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology, the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. There were no indicators of impairment as of November 26, 2011. The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	September 30,	September 30,
	For the Six Months Ended

	November 26, 2011	November 27, 2010

Goodwill, beginning of year	$176,475	$172,632
Impact of foreign currency exchange rate changes	(1,700)	1,649

Goodwill, end of period	$174,775	$174,281

7. Provision for Income Taxes

The Company’s provision for income taxes was $18.0 million (effective tax rate of 41.6%) and $15.2 million (effective tax rate of 46.6%) for the three months ended November 26, 2011 and November 27, 2010, respectively.

During the second quarter of fiscal 2012, the provision increased in part because of the increase in pre-tax income resulting from the adjustment of estimated fair value of contingent consideration for which a related deferred tax asset had previously been established ($13.5 million) as compared to fiscal 2011 ($9.7 million). The provision for income taxes in the second quarter of fiscal 2012 and 2011 also results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, tax expense in the second quarter of both fiscal 2012 and 2011 includes the effect of the Company’s reduction of the tax deductible goodwill deferred tax asset that resulted from the adjustment of the estimated fair value of contingent consideration. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $545,000 and $837,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2012 and 2011, respectively.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010	November 26, 2011	May 28, 2011
United States	$102,868	$101,569	$203,123	$197,036	$176,325	$178,866
The Netherlands	8,592	8,956	16,623	15,872	24,974	27,631
Other	33,495	28,009	63,216	49,334	3,607	4,287

Total	$144,955	$138,534	$282,962	$262,242	$204,906	$210,784

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of November 26, 2011, the Company had outstanding grants under the following share-based compensation plans:

•

2004 Performance Incentive Plan (“2004 Plan”)—The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of November 26, 2011, 1,839,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award.

•

The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the six months ended November 26, 2011 (number of options and intrinsic value in thousands):

	September 30,	September 30,	September 30,	September 30,
	Number of Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 28, 2011	8,609	$20.45	5.93	$1,622
Granted, at fair market value	111	$10.38
Exercised	(6)	$9.63
Forfeited	(541)	$21.92

Outstanding at November 26, 2011	8,173	$20.23	5.49	$160

Exercisable at November 26, 2011	5,771	$21.40	4.26	$160

Stock-Based Compensation Expense

The Company’s income before provision for income taxes included compensation expense for the three months ended November 26, 2011 and November 27, 2010 of $1.9 million and $2.6 million, respectively, and for the six months ended November 26, 2011 and November 27, 2010 of $3.8 million and $5.3 million, respectively related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs for the six months ended November 26, 2011 and November 27, 2010.

The weighted average estimated value per share of employee stock options granted during the three months ended November 26, 2011 was $3.27 using the Black-Scholes model with the following assumptions:

September 30,
Three Months Ended November 26, 2011
Expected volatility	43.3%-45.4%
Risk-free interest rate	0.9%-1.0%
Expected dividends	1.5%
Expected life	5.2 years

Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s Statements of Cash Flows. For the six months ended November 26, 2011 and November 27, 2010, gross excess tax benefits totaled $12,000 and $159,000, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2012 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 26, 2011. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the six months ended November 26, 2011 and November 27, 2010 was $9,500 and $677,000, respectively. As of November 26, 2011, there was $13.1 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 32 months.

Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the six months ended November 26, 2011 and November 27, 2010 were $2.4 million and $3.7 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Employee Stock Purchase Plan

The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 225,000 and 365,000 shares of common stock pursuant to this plan for the six months ended November 26, 2011 and the year ended May 28, 2011, respectively. There were 1,402,000 shares of common stock available for issuance under the ESPP as of November 26, 2011.

10. Accrued Dividend Payable and Supplemental Cash Flow Information

The Company’s board of directors announced July 20, 2010 that it had authorized the establishment of a regular quarterly dividend of $0.04 per common share (increased to $0.05 per common share on August 2, 2011). During the six months ended November 26, 2011, the board of directors declared cash dividends totaling $0.10 per share. The board of directors’ most recent dividend declaration on November 1, 2011 was paid in cash on December 21, 2011 to shareholders of record at the close of business on November 23, 2011. The accrual for the most recent dividend declaration of approximately $2.2 million as of November 26, 2011 is included in “accounts payable and accrued expenses” in the Consolidated Balance Sheet. The Statement of Cash Flows for the six months ended November 26, 2011 does not include the dividend payment declared on November 1, 2011 under the caption “Cash flows from financing activities” as it was paid after the end of the second quarter of fiscal 2012.

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

Founded in June 1996 as a division of Deloitte & Touche, we completed a management-led buyout in partnership with several investors in April 1999. We began trading on the NASDAQ Stock Market in December 2000 following our initial public offering of common stock. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name from Resources Connection to Resources Global Professionals to better reflect the Company’s multinational capabilities. As of November 26, 2011, the Company served clients through 51 offices in the United States and 29 offices abroad.

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

Valuation of long-lived assets —We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our goodwill and certain other intangible assets are not subject to periodic amortization. These assets are considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results and financial condition.

Contingent consideration —The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. In addition, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s Consolidated Statements of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Under the terms of our acquisition agreements for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge (with related income tax adjustment) in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability may fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

In addition, under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense (with related income tax adjustment) over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Allowance for doubtful accounts —We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

Income taxes —In order to prepare our Consolidated Financial Statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect the Company’s future financial results. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Operations, an adjustment of tax expense may need to be recorded and this adjustment may materially affect the Company’s future financial results and financial condition.

Revenue recognition —We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international operations are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process.

Stock-based compensation —Under our 2004 Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan.

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

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$144,955	$138,534	$282,962	$262,242
Direct cost of services	90,034	83,787	175,869	158,210

Gross profit	54,921	54,747	107,093	104,032
Selling, general and administrative expenses	42,980	42,732	85,589	83,607
Employee portion of contingent consideration	(500)	—	(500)	—
Contingent consideration adjustment	(33,440)	(23,700)	(33,440)	(22,413)
Amortization of intangible assets	1,186	1,310	2,394	2,600
Depreciation expense	1,471	1,870	3,020	3,715

Income from operations	43,224	32,535	50,030	36,523
Interest income	(65)	(114)	(153)	(242)

Income before provision for income taxes	43,289	32,649	50,183	36,765
Provision for income taxes	17,968	15,178	22,266	18,064

Net income	$25,321	$17,471	$27,917	$18,701

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and fair value adjustments to contingent consideration. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the three and six months ended November 26, 2011 and November 27, 2010 and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(Amounts in thousands, except margin percentage)		(Amounts in thousands, except margin percentage)
Net income	$25,321	$17,471	$27,917	$18,701
Adjustments:
Amortization of intangible assets	1,186	1,310	2,394	2,600
Depreciation expense	1,471	1,870	3,020	3,715
Interest income	(65)	(114)	(153)	(242)
Provision for income taxes	17,968	15,178	22,266	18,064

EBITDA	45,881	35,715	55,444	42,838
Stock-based compensation expense	1,876	2,589	3,808	5,269
Contingent consideration adjustment	(33,440)	(23,700)	(33,440)	(22,413)

Adjusted EBITDA	$14,317	$14,604	$25,812	$25,694

Revenue	$144,955	$138,534	$282,962	$262,242

Adjusted EBITDA margin	9.9%	10.5%	9.1%	9.8%

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

Three Months Ended November 26, 2011 Compared to Three Months Ended November 27, 2010

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $6.5 million, or 4.7%, to $145.0 million for the three months ended November 26, 2011 from $138.5 million for the three months ended November 27, 2010. We deliver our services to clients in a similar fashion across the globe and for the second quarter of fiscal 2012, revenue increased in all geographies in comparison to the second quarter of fiscal 2011. We believe the increase in total revenue is partially attributable to clients engaging us to help implement initiatives to improve efficiencies within their organizations and to improved awareness of our service offerings with clients through our completed and on-going engagements.

The number of hours worked in the second quarter of fiscal 2012 increased about 6.9% compared with the prior year second quarter while average bill rates were down about 1.5%. The number of consultants on assignment as of November 26, 2011 was 2,359 compared to 2,268 consultants engaged as of November 27, 2010.

We operated 80 (29 abroad) and 82 (29 abroad) offices as of November 26, 2011 and November 27, 2010, respectively. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Revenue for the Three Months Ended			% of Total
	November 26, 2011	November 27, 2010	% Change	November 26, 2011	November 27, 2010
North America	$106,535	$106,044	0.5%	73.5%	76.5%
Europe	28,353	23,716	19.6%	19.6%	17.1%
Asia Pacific	10,067	8,774	14.7%	6.9%	6.4%

Total	$144,955	$138,534	4.6%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2011 conversion rates, international revenues would have been lower than reported under GAAP by $1.0 million in the second quarter of fiscal 2012.

Direct Cost of Services. Direct cost of services increased $6.2 million, or 7.4%, to $90.0 million for the three months ended November 26, 2011 from $83.8 million for the three months ended November 27, 2010. Direct cost of services increased because the number of hours worked rose 6.9% in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011. The average pay rate per hour to our consultants also rose about 1.5% between the two periods. The direct cost of services percentage of revenue was 62.1% and 60.5% for the three months ended November 26, 2011 and November 27, 2010, respectively. The increase in the direct cost of services percentage between the quarters resulted from the unfavorable change in the bill rate/pay rate ratio and higher employee benefit costs.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 29.7% and 30.8% for the quarters ended November 26, 2011 and November 27, 2010, respectively. S, G & A increased $0.3 million, or 0.7%, to $43.0 million for the three months ended November 26, 2011 from $42.7 million for the three months ended November 27, 2010.

The increase quarter-over-quarter is primarily related to increased compensation and related benefit costs (primarily health care costs), partly offset by decreases in stock-based compensation expenses. Management and administrative headcount increased from 710 at the end of the second quarter of fiscal 2011 to 716 at the end of the second quarter of fiscal 2012.

Sequential Operations. On a sequential quarter basis, fiscal 2012 second quarter revenues increased approximately 5.1%, from $138.0 million to $145.0 million, with average bill rates flat and an increase in hours (5.2%). The Company’s sequential revenue decreased in Asia Pacific (-5.6%), but was up in North America (2.3%) and Europe (21.9%). The increased revenue in the second quarter in the United States and Europe was aided by lower vacation time taken by our consultants than during the summer holiday season. The direct cost of services percentage of revenue decreased from 62.2% in the first quarter of fiscal 2012 to 62.1% in the second quarter of fiscal 2012; this improvement was primarily attributable to seasonal decreases in payroll taxes. The ratio of selling, general and administrative expenses (“S,G & A”) to revenue improved from 30.9% for the quarter ended August 27, 2011 to 29.7% for the quarter ended November 26, 2011, primarily due to increased leverage as a result of higher revenue in the second quarter of fiscal 2012.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. At the conclusion of the second annual evaluation period for earn-out qualification, the Company determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013 after an evaluation of the first two years of actual EBITDA results as well as the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the two years remaining in the earn-out period. Based upon this conclusion, the Company reduced the fair value of the estimated liability from $33.4 million to zero, representing a favorable non-cash adjustment as reflected in the Company’s Consolidated Statement of Operations ($20.4 million net of tax, including the employee portion adjustment discussed below). In the prior year second quarter, the Company adjusted the estimated earn-out payment by $23.7 million ($14.0 million net of tax). In addition, in the second quarter of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it is more likely than not that the earn-out contingent consideration will not be paid. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to these two contingent amounts were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration expense).

The estimate of the fair value of contingent consideration payable, including the employee portion, requires very subjective assumptions to be made of various potential operating result scenarios; significant increases in the future estimated EBITDA could result in an increase in the estimated fair value of the Sitrick Brincko Group contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $1.2 million for the three months ended November 26, 2011 from $1.3 million for the three months ended November 27, 2010. The decrease is the result of the completion of amortization on certain identifiable intangible assets. Based upon identified intangible assets recorded at November 26, 2011, the Company anticipates amortization expense related to identified intangible assets to approximate $3.0 million during the fiscal year ending May 26, 2012.

Depreciation expense was $1.5 million for the three months ended November 26, 2011 compared to $1.9 million for the three months ended November 27, 2010. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and 2011 and, since fiscal 2010, the Company has slowed the amount invested in property and equipment as compared to previous fiscal years.

Interest Income. Interest income was $65,000 in the second quarter of fiscal 2012 compared to $114,000 in the second quarter of fiscal 2011. The decrease in interest income in the second quarter of fiscal 2012 is primarily the result of lower interest rates available as compared to the prior year’s second quarter and to a lesser extent, lower available cash balances for investment.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of November 26, 2011, the Company also has $11.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $18.0 million (effective tax rate of 41.6%) and $15.2 million (effective tax rate of 46.6%) for the three months ended November 26, 2011 and November 27, 2010, respectively.

During the second quarter of fiscal 2012, the provision increased in part because of the increase in pre-tax income resulting from the adjustment of estimated fair value of contingent consideration for which a related deferred tax asset had previously been established ($13.5 million) as compared to fiscal 2011 ($9.7 million). The provision for income taxes in the second quarter of fiscal 2012 and 2011 also results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $545,000 and $837,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2012 and 2011, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted.

Six Months Ended November 26, 2011 Compared to Six Months Ended November 27, 2010

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $20.8 million, or 7.9%, to $283.0 million for the six months ended November 26, 2011 from $262.2 million for the six months ended November 27, 2010. The number of hours worked in the first six months of fiscal 2012 increased about 8.6% compared with the prior year first six months while average bill rates fell about 0.8%. In addition, the revenue increase in the period is partially attributable to client reimbursement revenue which rose approximately $800,000 or 13% over the prior year’s first six months.

Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Revenue for the Six Months Ended			% of Total
	November 26, 2011	November 27, 2010	% Change	November 26, 2011	November 27, 2010
North America	$210,605	$204,748	2.9%	74.4%	78.1%
Europe	51,637	41,499	24.4%	18.3%	15.8%
Asia Pacific	20,720	15,995	29.5%	7.3%	6.1%

Total	$282,962	$262,242	7.9%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2011 conversion rates, international revenues would have been lower than reported under GAAP by $4.9 million in the first half of fiscal 2012.

Direct Cost of Services. Direct cost of services increased $17.7 million, or 11.2%, to $175.9 million for the six months ended November 26, 2011 from $158.2 million for the six months ended November 27, 2010. Direct cost of services increased because the number of hours worked rose 8.6% in the first half of fiscal 2012 as compared to the same period of fiscal 2011. The average pay rate per hour to our consultants also rose about 1.6% between the two periods. The direct cost of services percentage of revenue was 62.2% and 60.3% for the six months ended November 26, 2011 and November 27, 2010, respectively. The increase in the direct cost of services percentage between the periods resulted from the unfavorable change in the bill rate/pay rate ratio and higher employee benefit costs.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.2% and 31.9% for the six months ended November 26, 2011 and November 27, 2010, respectively. S, G & A increased $2.0 million, or 2.4%, to $85.6 million for the six months ended November 26, 2011 from $83.6 million for the six months ended November 27, 2010.

The increase period-over-period is primarily related to increased compensation and related benefit costs (primarily health care costs), partly offset by decreases in stock-based compensation expenses and to a lesser extent rent expense.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. At the conclusion of the second annual evaluation period for earn-out qualification, the Company determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013 after an evaluation of the first two years of actual EBITDA results as well as the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the two years remaining in the earn-out period. Based upon this conclusion, the Company reduced the fair value of the estimated liability from $33.4 million to zero, representing a non-cash favorable adjustment as reflected in the Company’s Consolidated Statement of Operations for the six months ended November 26, 2011 ($20.4 million net of tax, including the employee portion adjustment discussed below). In the prior year first six months, the Company adjusted the estimated earn-out payment by $22.4 million ($13.2 million net of tax). In addition, in the first half of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it is more likely than not that the earn-out contingent consideration will not be paid. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to these two contingent amounts were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration expense).

The estimate of the fair value of contingent consideration payable, including the employee portion, requires very subjective assumptions to be made of various potential operating result scenarios; significant increases in the future estimated EBITDA could result in an increase in the estimated fair value of the Sitrick Brincko Group contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $2.4 million for the six months ended November 26, 2011 from $2.6 million for the six months ended November 27, 2010. The decrease is the result of the completion of amortization on certain identifiable intangible assets.

Depreciation expense was $3.0 million for the six months ended November 26, 2011 compared to $3.7 million for the six months ended November 27, 2010. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and 2011 and, since fiscal 2010, the Company has slowed the amount invested in property and equipment as compared to previous fiscal years.

Interest Income. Interest income was $153,000 in the first half of fiscal 2012 compared to $242,000 in the first half of fiscal 2011. The decrease in interest income in fiscal 2012 is primarily the result of lower interest rates available as compared to the prior year’s first half and to a lesser extent lower cash balances.

Income Taxes. The Company’s provision for income taxes was $22.3 million (effective tax rate of 44.4%) and $18.1 million (effective tax rate of 49.2%) for the six months ended November 26, 2011 and November 27, 2010, respectively.

The provision increased between the two years primarily because of the increase in pre-tax income resulting from the adjustment of estimated fair value of continent consideration for which a related deferred tax asset had previously been established. The provision for income taxes in the first half of fiscal 2012 and 2011 also results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate.

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

As of November 26, 2011, the Company had $120.7 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2012. As of November 26, 2011, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of November 26, 2011, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $7.0 million in cash for the six months ended November 26, 2011 compared to $11.2 million for the six months ended November 26, 2010. Cash provided by operations in the first six months of fiscal 2012 resulted from net income of $27.9 million and non-cash items of $10.6 million, offset by net unfavorable cash changes in operating assets and liabilities of $10.3 million. In the first six months of fiscal 2011, cash provided by operations resulted from net income of $18.7 million and favorable non-cash items of $1.4 million offset by unfavorable net cash changes in operating assets and liabilities of $6.1 million. The primary cause of the unfavorable change in operating cash flows between the two years was the unfavorable change in several working capital accounts in the first six months of fiscal 2012 as compared to fiscal 2011, particularly prepaid expenses, income taxes, accounts payable and accrued salaries. Non-cash items include expense for stock-based compensation (which decreased between the two periods), the change in estimated fair value of contingent consideration (which increased between the two periods) and deferred income taxes (which increased between the two periods); these charges do not reflect an actual cash outflow from the Company.

Net cash used in investing activities was $7.4 million for the first six months of fiscal 2012 compared to of $6.3 million in the comparable prior year period. Cash used to purchase short-term investments offset cash received from the redemption of short-term investments (primarily commercial paper) in the first six months of fiscal 2012 was $5.7 million compared to $5.0 million in the first six months of fiscal 2011. Purchases of property and equipment increased by approximately $350,000 in fiscal 2012 as compared to fiscal 2011.

Net cash used in financing activities totaled $29.2 million for the six months ended November 26, 2011, compared to $5.4 million for the six months ended November 27, 2010. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were $2.4 million in the first six months of fiscal 2012 versus $3.7 million in the same period of fiscal 2011. However, the Company used $27.5 million in the first six months of fiscal 2012 to purchase approximately 2.5 million shares of its common stock on the open market versus $7.3 million in the prior fiscal year to purchase approximately 558,000 shares. The Company also paid dividends on its common stock of $4.0 million in the first six months of fiscal 2012 versus $1.8 million in the corresponding period of fiscal 2011. The Company’s board of directors declared a quarterly cash dividend of $0.05 per common share on November 1, 2011. The dividend of approximately $2.2 million, paid on December 21, 2011, is accrued in the Company’s Consolidated Balance Sheet as of November 26, 2011 but is not included in the Statement of Cash Flows for the six months ended November 26, 2011.

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

Interest Rate Risk. At November 26, 2011, the Company had approximately $120.7 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the quarter ended November 26, 2011, approximately 29.0% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 76.0% of our balances of cash, cash equivalents and short-term investments as of November 26, 2011 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Canadian Dollars or Euros. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains. Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 26, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 26, 2011. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 26, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. Subsequently, many European and Asia Pacific countries reported significant contraction in their economies. While economic conditions in many parts of the world improved during our fiscal 2011, more recently, economic conditions across many of these regions have deteriorated and there is general uncertainty regarding the economic impact of the continuing fiscal crisis in Europe. Deterioration of the United States economy, international economies or tightening credit markets, could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

Economic deterioration in regions in which we operate may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. A significant portion of our options outstanding are priced at more than the current per share market valuation of our stock, limiting the past several years of option grants as a significant incentive to retain employees.

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

The Company invests its cash, cash equivalents and short-term investments in United States treasuries and government agencies, bank deposits, money market funds, commercial paper and certificates of deposit, both in United States and foreign banks in Europe and Asia Pacific regions. Certain of these investments are subject to general credit, liquidity, market, issuer and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

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

The Company’s board of directors has adopted a stockholder rights plan, which is described further in Note 11— Stockholders’ Equity —of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 28, 2011. The existence of this rights plan may also have the effect of delaying, deferring or preventing a change of control of the Company or our management by deterring acquisitions of our stock not approved by our board of directors.

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

In April 2011, the board of directors approved a stock repurchase program, authorizing the purchase of common stock, at the discretion of the Company’s senior executives, for an aggregate dollar limit not to exceed $150 million (the “April 2011 program”). The April 2011 program commenced in July 2011 when the previous program’s authorized limit had been met. The table below provides information regarding stock purchases made during the second quarter of fiscal 2012 under our stock repurchase programs.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
August 28, 2011—September 24, 2011	—	$—	—	$135,528,244
September 25, 2011—October 22, 2011	545,000	$10.56	545,000	$129,771,818
October 23, 2011—November 26, 2011	457,200	$11.26	457,200	$124,621,730

Total August 28, 2011—November 26, 2011	1,002,200	$10.88	1,002,200	$124,621,730

Item 6.	Exhibits

The exhibits listed in the Exhibits Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 5, 2012	/s/ Donald B. Murray

Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2012	/s/ Nathan W. Franke

Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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