Form 10-Q
period 2012-02-25
RESOURCES CONNECTION INC
filed 2012-04-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012

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

As of March 26, 2012, 42,499,117 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 25, 2012	May 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$96,414	$139,624
Short-term investments	24,988	5,249
Trade accounts receivable, net of allowance for doubtful accounts of $4,473 and $4,860 as of February 25, 2012 and May 28, 2011, respectively	90,606	87,162
Prepaid expenses and other current assets	6,196	5,818
Income taxes receivable	2,912	4,059
Deferred income taxes	7,752	7,962

Total current assets	228,868	249,874
Goodwill	175,060	176,475
Intangible assets, net	4,862	7,920
Property and equipment, net	24,102	26,389
Deferred income taxes	1,367	14,400
Other assets	1,243	1,339

Total assets	$435,502	$476,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,366	$19,167
Accrued salaries and related obligations	39,876	41,340
Other current liabilities	7,787	6,692

Total current liabilities	66,029	67,199
Other long-term liabilities, including estimated contingent consideration of $0 and $33,940 as of February 25, 2012 and May 28, 2011	2,708	36,472

Total liabilities	68,737	103,671

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 55,462 and 55,021 shares issued; and 42,493 and 45,389 shares outstanding as of February 25, 2012 and May 28, 2011, respectively	555	550
Additional paid-in capital	333,779	324,492
Accumulated other comprehensive gain	833	3,442
Retained earnings	273,853	248,983
Treasury stock at cost, 12,969 shares and 9,632 shares at February 25, 2012 and May 28, 2011, respectively	(242,255)	(204,741)

Total stockholders’ equity	366,765	372,726

Total liabilities and stockholders’ equity	$435,502	$476,397

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Revenue	$143,294	$137,607	$426,256	$399,849
Direct cost of services, primarily payroll and related taxes for professional services employees	89,667	86,672	265,536	244,882

Gross profit	53,627	50,935	160,720	154,967
Selling, general and administrative expenses	43,356	45,277	128,945	128,884
Employee portion of contingent consideration	—	—	(500)	—
Contingent consideration adjustment	—	(239)	(33,440)	(22,652)
Amortization of intangible assets	487	1,224	2,881	3,824
Depreciation expense	1,412	1,761	4,432	5,476

Income from operations	8,372	2,912	58,402	39,435
Interest income	(51)	(124)	(204)	(366)

Income before provision for income taxes	8,423	3,036	58,606	39,801
Provision for income taxes	4,092	2,283	26,358	20,347

Net income	$4,331	$753	$32,248	$19,454

Net income per common share:
Basic	$0.10	$0.02	$0.73	$0.42

Diluted	$0.10	$0.02	$0.73	$0.42

Weighted average common shares outstanding:
Basic	42,943	46,226	43,959	46,179

Diluted	43,002	46,938	44,008	46,544

Cash dividends declared per share	$0.05	$0.04	$0.15	$0.12

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Nine Months Ended February 25, 2012
COMMON STOCK—SHARES:
Balance at beginning of period	55,021
Exercise of stock options	11
Issuance of common stock under Employee Stock Purchase Plan	430

Balance at end of period	55,462

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$550
Exercise of stock options	1
Issuance of common stock under Employee Stock Purchase Plan	4

Balance at end of period	$555

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$324,492
Exercise of stock options	107
Stock-based compensation expense related to employee stock options and employee stock purchases	5,837
Tax shortfall from employee stock option plans	(804)
Issuance of common stock under Employee Stock Purchase Plan	4,147

Balance at end of period	$333,779

ACCUMULATED OTHER COMPREHENSIVE GAIN:
Balance at beginning of period	$3,442
Currency translation adjustment	(2,609)

Balance at end of period	$833

RETAINED EARNINGS:
Balance at beginning of period	$248,983
Cash dividends ($0.15 per share)	(6,490)
Issuance of restricted stock to members of board of directors	(888)
Net income	32,248

Balance at end of period	$273,853

TREASURY STOCK—SHARES:
Balance at beginning of period	9,632
Issuance of restricted stock to members of board of directors	(38)
Purchase of shares	3,375

Balance at end of period	12,969

TREASURY STOCK—COST:
Balance at beginning of period	$(204,741)
Issuance of restricted stock to board of director members	888
Purchase of shares	(38,402)

Balance at end of period	$(242,255)

COMPREHENSIVE INCOME:
Net income	$32,248
Currency translation adjustment	(2,609)

Total comprehensive income	$29,639

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 25, 2012	February 26, 2011
Cash flows from operating activities:
Net income	$32,248	$19,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,313	9,300
Stock-based compensation expense related to employee stock options and employee stock purchases	5,837	7,826
Contingent consideration adjustment	(33,440)	(22,652)
Excess tax benefits from stock-based compensation	(17)	(477)
Loss on disposal of fixed assets	54	71
Income taxes	13,023	8,928
Changes in operating assets and liabilities:
Trade accounts receivable	(4,652)	(8,644)
Prepaid expenses and other current assets	(560)	28
Income taxes	196	(2,933)
Other assets	126	106
Accounts payable and accrued expenses	(580)	1,264
Accrued salaries and related obligations	(1,044)	1,015
Other liabilities	1,296	1,794

Net cash provided by operating activities	19,800	15,080

Cash flows from investing activities:
Redemption of short-term investments	21,500	26,487
Purchase of short-term investments	(41,239)	(21,490)
Purchase of property and equipment	(2,333)	(2,690)

Net cash (used in) provided by investing activities	(22,072)	2,307

Cash flows from financing activities:
Proceeds from exercise of stock options	108	4,116
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,151	4,152
Purchase of common stock	(38,402)	(9,179)
Cash dividends paid	(6,181)	(3,688)
Excess tax benefits from stock-based compensation	17	477

Net cash used in financing activities	(40,307)	(4,122)

Effect of exchange rate changes on cash	(631)	1,721

Net (decrease) increase in cash and cash equivalents	(43,210)	14,986
Cash and cash equivalents at beginning of period	139,624	130,659

Cash and cash equivalents at end of period	$96,414	$145,645

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 25, 2012 and February 26, 2011

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”) was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services primarily under the name Resources Global Professionals (“Resources Global” or “the Company”). The Company provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial and legal and regulatory services in support of client-led projects and initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico. Resources Connection is a Delaware corporation.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2012 and 2011 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 25, 2012 and February 26, 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Up to 20% of the contingent consideration payable under the terms of the acquisition agreements for Sitrick Brincko Group is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period if it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and related tax balances and, therefore, materially affect the Company’s future financial results and financial condition. See Note 5— Contingent Consideration for further discussion.

Cash, Cash Equivalents and Short-Term Investments

The Company classifies cash on hand and deposits in banks as cash and cash equivalents. Short-term investments with an original maturity date of three months or less are also classified as cash and cash equivalents; short-term investments with an original maturity date of greater than three months and up to one year are classified as short-term investments and considered “held to maturity”. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.0 million and $3.1 million for the three months ended February 25, 2012 and February 26, 2011, respectively, and $9.8 million and $9.1 million for the nine months ended February 25, 2012 and February 26, 2011, respectively.

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

3. Stockholders’ Equity

In July 2007, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million (the “July 2007 program”). The July 2007 program had $2.2 million remaining for purchases as of May 28, 2011, all of which was used during the three months ended August 27, 2011. In April 2011, the board of directors approved a new stock repurchase program, authorizing the purchase of common stock, at the discretion of the Company’s senior executives, for an aggregate dollar limit not to exceed $150 million (the “April 2011 program”). The April 2011 program commenced when the July 2007 program’s authorized limit had been met. During the three and nine months ended February 25, 2012, the Company purchased approximately 913,000 and 3.4 million shares of its common stock at an average price of $11.91 and $11.38 per share, respectively, for approximately $10.9 million and $38.4 million, respectively. As of February 25, 2012, approximately $113.8 million remains available for future repurchases of our common stock under the April 2011 program.

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

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net income	$4,331	$753	$32,248	$19,454

Basic:
Weighted average shares	42,943	46,226	43,959	46,179

Diluted:
Weighted average shares	42,943	46,226	43,959	46,179
Potentially dilutive shares	59	712	49	365

Total dilutive shares	43,002	46,938	44,008	46,544

Net income per share:
Basic	$0.10	$0.02	$0.73	$0.42
Diluted	$0.10	$0.02	$0.73	$0.42

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 8.0 million and 4.8 million potential common shares for the three months ended February 25, 2012 and February 26, 2011, respectively and approximately 8.2 million and 6.3 million potential common shares for the nine months ended February 25, 2012 and February 26, 2011, respectively.

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

Sitrick Brincko Group’s average EBITDA for the first two annual measurement periods was $6.5 million, approximately $4.8 million below the required $11.3 million base. Based upon the first two and 1/4 years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the one and 3/4 years remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, reduced the estimated fair value of the liability from $33.4 million to zero during the quarter ended November 26, 2011, representing a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations. On an after-tax basis, the fair value adjustment increased net income for the nine months ended February 25, 2012 by $20.4 million or $0.46 per share (including the impact of the employee portion of contingent consideration discussed below). In the comparable prior year fiscal period, the Company’s assessment of the first year actual results and its updated probability weighted assessment of various projected EBITDA scenarios for the then three years remaining in the earn-out period, resulted in a non-cash decrease of $22.7 million from the previous estimate and was reflected in the Company’s Consolidated Statements of Operations. On an after-tax basis, the fair value adjustment increased net income by $13.4 million or $0.29 per share for the nine months ended February 26, 2011.

In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned, this amount will be recognized as a selling, general and administrative expense over the remaining service period from the time it was estimated that no contingent consideration will be due.

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

In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets for Sitrick Brincko Group are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period if it is deemed probable that the growth targets will be achieved. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned as of November 2013, the Company reversed its previously recorded estimate of $500,000 (and related tax effect of approximately $200,000) for the employee portion of contingent consideration for the nine months ended February 25, 2012. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

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

6. Goodwill and Intangible Assets

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of February 25, 2012			As of May 28, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2 – 7 years)	$18,191	$(15,791)	$2,400	$18,573	$(13,844)	$4,729
Consultant and customer database (1 – 5 years)	2,350	(2,269)	81	2,385	(2,210)	175
Non-compete agreements (1 – 5 years)	3,231	(1,586)	1,645	3,244	(1,144)	2,100
Trade name and trademark (5 years)	1,281	(545)	736	1,281	(365)	916

Total	$25,053	$(20,191)	$4,862	$25,483	$(17,563)	$7,920

The Company recorded amortization expense of $487,000 and $1.2 million for the three months ended February 25, 2012 and February 26, 2011, respectively, and $2.9 million and $3.8 million for the nine months ended February 25, 2012 and February 26, 2011, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending May 26, 2012, May 25, 2013, May 31, 2014, May 30, 2015 and May 29, 2016 is $3.4 million, $1.7 million, $1.7 million, $900,000 and $0, respectively. These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in gross balance of intangible assets reflects the impact of currency fluctuations between fiscal 2012 and 2011 in translating the intangible asset balances recorded on the Company’s international operations balance sheets.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 28, 2011, and concluded that no impairment was indicated at that date. The Company will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology, the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. There were no indicators of impairment as of February 25, 2012. The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Nine Months Ended
	February 25, 2012	February 26, 2011
Goodwill, beginning of year	$176,475	$172,632
Acquisition	—	535
Impact of foreign currency exchange rate changes	(1,415)	2,563

Goodwill, end of period	$175,060	$175,730

7. Provision for Income Taxes

The Company’s provision for income taxes was $4.1 million (effective tax rate of approximately 49%) and $2.3 million (effective tax rate of approximately 75%) for the three months ended February 25, 2012 and February 26, 2011, respectively.

The provision for income taxes in the third quarter of fiscal 2012 and 2011 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period decrease in the effective tax rate results primarily from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. Under current accounting rules, the Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $677,000 and $1.1 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2012 and 2011, respectively.

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

	Revenue for the Three Months Ended		Revenue for the Nine Months Ended		Long-Lived Assets (1) as of
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011	February 25, 2012	May 28, 2011
United States	$104,713	$99,910	$307,836	$296,946	$175,288	$178,866
The Netherlands	7,536	8,616	24,159	24,488	24,758	27,631
Other	31,045	29,081	94,261	78,415	3,978	4,287

Total	$143,294	$137,607	$426,256	$399,849	$204,024	$210,784

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of February 25, 2012, the Company had outstanding grants under the following share-based compensation plans:

•

2004 Performance Incentive Plan (“2004 Plan”)—The 2004 Plan serves as the successor to the 1999 Long Term Incentive Plan (“1999 Plan”). At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of February 25, 2012, 1,824,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award.

•

The 1999 Plan was terminated in 2004, except as to the outstanding options. Such options vest in equal annual installments over four years and terminate ten years from the dates of grant. Outstanding awards under the 1999 Plan that expire or terminate without having become vested or exercised roll over to the 2004 Plan.

The following table summarizes the stock option activity for the nine months ended February 25, 2012 (number of options and intrinsic value in thousands):

	Number of Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 28, 2011	8,609	$20.45	5.93	$1,622
Granted, at fair market value	151	$10.54
Exercised	(11)	$9.73
Forfeited	(662)	$21.46

Outstanding at February 25, 2012	8,087	$20.20	5.24	$1,672

Exercisable at February 25, 2012	6,165	$21.02	4.26	$1,304

Stock-Based Compensation Expense

The Company’s income before provision for income taxes included compensation expense for the three months ended February 25, 2012 and February 26, 2011 of $2.0 million and $2.6 million, respectively, and for the nine months ended February 25, 2012 and February 26, 2011 of $5.8 million and $7.8 million, respectively, related to stock-based compensation arrangements (including employee stock options, restricted stock grants and employee stock purchases made via the ESPP). There were no capitalized share-based compensation costs for the nine months ended February 25, 2012 and February 26, 2011.

The weighted average estimated value per share of employee stock options granted during the three months ended February 25, 2012 was $3.92 using the Black-Scholes model with the following assumptions:

Three Months Ended February 25, 2012
Expected volatility	47.0%
Risk-free interest rate	0.9%
Expected dividends	1.9%
Expected life	5.2 years

Gross excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s Statements of Cash Flows. For the nine months ended February 25, 2012 and February 26, 2011, gross excess tax benefits totaled $17,000 and $477,000, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2012 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 25, 2012. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the nine months ended February 25, 2012 and February 26, 2011 was $19,975 and $1.9 million, respectively. As of February 25, 2012, there was $11.9 million of unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 30 months.

Net cash proceeds from stock option exercises and issuance of common stock under the ESPP for the nine months ended February 25, 2012 and February 26, 2011 were $4.3 million and $8.3 million, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Employee Stock Purchase Plan

The Company’s stockholders approved the ESPP in October 2000. Under the terms of the ESPP, as amended on October 17, 2008, a total of 4,400,000 shares of common stock may be issued. The ESPP allows for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 430,000 and 365,000 shares of common stock pursuant to this plan for the nine months ended February 25, 2012 and the year ended May 28, 2011, respectively. There were 1,197,000 shares of common stock available for issuance under the ESPP as of February 25, 2012.

10. Accrued Dividend Payable and Supplemental Cash Flow Information

The Company’s board of directors announced July 20, 2010 that it had authorized the establishment of a regular quarterly dividend of $0.04 per common share (increased to $0.05 per common share on August 2, 2011). During the nine months ended February 25, 2012, the board of directors declared cash dividends totaling $0.15 per share. The board of directors’ most recent dividend declaration on January 24, 2012 was paid in cash on March 15, 2012 to stockholders of record at the close of business on February 16, 2012. The accrual for the most recent dividend declaration of approximately $2.2 million as of February 25, 2012 is included in “accounts payable and accrued expenses” in the Consolidated Balance Sheet. The Statement of Cash Flows for the nine months ended February 25, 2012 does not include the dividend payment declared on January 24, 2012 under the caption “Cash flows from financing activities” as it was paid after the end of the third quarter of fiscal 2012.

11. Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12. Recent Accounting Pronouncements

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement of net income and other comprehensive income or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning May 27, 2012. The Company does not expect adoption of this guidance will have a material effect on its consolidated financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those listed in Part II Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 28, 2011 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global is a multinational professional services firm that provides clients with experienced professionals specializing in finance, accounting, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial and legal and regulatory services in support of client-led projects and initiatives. We assist our clients with discrete projects requiring specialized expertise in:

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

•	supply chain management services, such as strategic sourcing efforts, contract negotiations and purchasing strategy;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation;

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs; and

•	healthcare consulting services.

Founded in June 1996 as a division of Deloitte & Touche, we completed a management-led buyout in partnership with several investors in April 1999. We began trading on the NASDAQ Stock Market in December 2000 following our initial public offering of common stock. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name from Resources Connection to Resources Global Professionals to better reflect the Company’s multinational capabilities. As of February 25, 2012, the Company served clients through 51 offices in the United States and 29 offices abroad.

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

In addition, under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense (with related income tax adjustment) over the service period if it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

	For the Three Months Ended		For the Nine Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$143,294	$137,607	$426,256	$399,849
Direct cost of services	89,667	86,672	265,536	244,882

Gross profit	53,627	50,935	160,720	154,967
Selling, general and administrative expenses	43,356	45,277	128,945	128,884
Employee portion of contingent consideration	—	—	(500)	—
Contingent consideration adjustment	—	(239)	(33,440)	(22,652)
Amortization of intangible assets	487	1,224	2,881	3,824
Depreciation expense	1,412	1,761	4,432	5,476

Income from operations	8,372	2,912	58,402	39,435
Interest income	(51)	(124)	(204)	(366)

Income before provision for income taxes	8,423	3,036	58,606	39,801
Provision for income taxes	4,092	2,283	26,358	20,347

Net income	$4,331	$753	$32,248	$19,454

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and fair value adjustments to contingent consideration. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the three and nine months ended February 25, 2012 and February 26, 2011 and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Nine Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
	(Amounts in thousands, except margin percentage)		(Amounts in thousands, except margin percentage)
Net income	$4,331	$753	$32,248	$19,454
Adjustments:
Amortization of intangible assets	487	1,224	2,881	3,824
Depreciation expense	1,412	1,761	4,432	5,476
Interest income	(51)	(124)	(204)	(366)
Provision for income taxes	4,092	2,283	26,358	20,347

EBITDA	10,271	5,897	65,715	48,735
Stock-based compensation expense	2,029	2,557	5,837	7,826
Contingent consideration adjustment	—	(239)	(33,440)	(22,652)

Adjusted EBITDA	$12,300	$8,215	$38,112	$33,909

Revenue	$143,294	$137,607	$426,256	$399,849

Adjusted EBITDA margin	8.6%	6.0%	8.9%	8.5%

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

Further, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin have the following limitations:

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements;

•

Stock-based compensation is an element of our long-term incentive compensation program, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended February 25, 2012 Compared to Three Months Ended February 26, 2011

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $5.7 million, or 4.1%, to $143.3 million for the three months ended February 25, 2012 from $137.6 million for the three months ended February 26, 2011. We deliver our services to clients in a similar fashion across the globe and for the third quarter of fiscal 2012, revenue increased in all geographies in comparison to the third quarter of fiscal 2011. We believe the increase in total revenue is partially attributable to clients engaging us to help implement initiatives to improve efficiencies within their organizations and to improved awareness of our service offerings with clients through our completed and on-going engagements.

The number of hours worked in the third quarter of fiscal 2012 increased about 5.9% compared with the prior year third quarter while average bill rates were down about 1.5%. The number of consultants on assignment as of February 25, 2012 was 2,300 compared to 2,266 consultants engaged as of February 26, 2011.

We operated 80 and 82 offices as of February 25, 2012 and February 26, 2011, respectively, including 29 international offices as of each date. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	Revenue for the Three Months Ended			% of Total
	February 25, 2012	February 26, 2011	% Change	February 25, 2012	February 26, 2011
North America	$107,988	$103,991	3.8%	75.4%	75.6%
Europe	25,481	24,144	5.5%	17.8%	17.5%
Asia Pacific	9,825	9,472	3.7%	6.8%	6.9%

Total	$143,294	$137,607	4.1%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2011 conversion rates, international revenues would have been higher than reported under GAAP by $181,000 in the third quarter of fiscal 2012.

Direct Cost of Services . Direct cost of services increased $3.0 million, or 3.5%, to $89.7 million for the three months ended February 25, 2012 from $86.7 million for the three months ended February 26, 2011. Direct cost of services increased because the number of hours worked rose 5.9% in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011. The average pay rate per hour to our consultants fell about 3.0% between the two periods. The direct cost of services percentage of revenue was 62.6% and 63.0% for the three months ended February 25, 2012 and February 26, 2011, respectively. The improvement in the direct cost of services percentage between the quarters resulted from a slight favorable change in the bill rate/pay rate ratio.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 30.3% and 32.9% for the quarters ended February 25, 2012 and February 26, 2011, respectively. S, G & A decreased $1.9 million, or 4.2%, to $43.4 million for the three months ended February 25, 2012 from $45.3 million for the three months ended February 26, 2011.

The decrease quarter-over-quarter is primarily related to a decrease in occupancy costs for certain of the Company’s leased office facilities, a reduction in stock-based compensation expenses and lower advertising expenses. Management and administrative headcount decreased from 720 at the end of the third quarter of fiscal 2011 to 713 at the end of the third quarter of fiscal 2012.

Sequential Operations. On a sequential quarter basis, fiscal 2012 third quarter revenues decreased approximately 1.2%, from $145.0 million to $143.3 million, with average bill rates and hours down slightly by 0.8% and 0.5%, respectively. The Company’s sequential revenue decreased in Asia Pacific (-3.0%) and Europe (-10.2%), but was up in North America (1.3%). The overall decrease in revenue in the third quarter was caused in part by increased vacation time taken by our consultants during the holiday season as compared to the second quarter. In addition, exchange rate changes, primarily in Europe, resulted in a loss of revenue of approximately $1.0 million if the same rate of exchange was used in the third quarter of fiscal 2012 as in the second quarter of fiscal 2012. The direct cost of services percentage of revenue increased from 62.1% in the second quarter of fiscal 2012 to 62.6% in the third quarter of fiscal 2012; this increase was primarily attributable to increases in payroll taxes at the beginning of the new calendar year, offset by an improved bill rate/pay rate ratio. The ratio of S, G & A to revenue was 30.3% for the quarter ended February 25, 2012 compared to 29.7% for the quarter ended November 26, 2011. This was due primarily to decreased leverage of total S, G & A to revenue in the third quarter of fiscal 2012 as compared to the second quarter of fiscal 2012.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. At the conclusion of the second annual evaluation period for earn-out qualification as of November 26, 2011, the Company determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013 and reduced the fair value of the estimated liability from $33.4 million to zero. As of February 25, 2012, the Company has not altered its conclusion after updating its probability weighted assessment of various projected EBITDA scenarios for the remaining quarters in the earn-out period. In addition, in the second quarter of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it is more likely than not that the earn-out contingent consideration will not be paid. The Company has not altered its conclusion as of February 25, 2012. In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned, this amount will be recognized as a component of S, G & A over the remaining service period from the time it was estimated that no contingent consideration will be due. The estimate of the fair value of contingent consideration payable, including the employee portion, requires very subjective assumptions to be made of various potential operating result scenarios; significant increases in the future estimated EBITDA could result in an increase in the estimated fair value of the Sitrick Brincko Group contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $487,000 for the three months ended February 25, 2012 from $1.2 million for the three months ended February 26, 2011. The decrease is the result of the completion of amortization on certain identifiable intangible assets. Based upon identified intangible assets recorded at February 25, 2012, the Company anticipates amortization expense related to identified intangible assets to approximate $3.4 million during the fiscal year ending May 26, 2012.

Depreciation expense was $1.4 million for the three months ended February 25, 2012 compared to $1.8 million for the three months ended February 26, 2011. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and 2011 and, since fiscal 2010, the Company has slowed the amount invested in property and equipment as compared to previous fiscal years.

Interest Income. Interest income was $51,000 in the third quarter of fiscal 2012 compared to $124,000 in the third quarter of fiscal 2011. The decrease in interest income in the third quarter of fiscal 2012 is primarily the result of lower interest rates available as compared to the prior year’s third quarter and to a lesser extent, lower available cash balances for investment.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of February 25, 2012, the Company also has $25.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $4.1 million (effective tax rate of approximately 49%) and $2.3 million (effective tax rate of approximately 75%) for the three months ended February 25, 2012 and February 26, 2011, respectively.

The provision for income taxes in the third quarter of fiscal 2012 and 2011 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period decrease in the effective tax rate results primarily from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $677,000 and $1.1 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2012 and 2011, respectively. The timing and amount of eligible disqualifying ISO exercises cannot be predicted.

Nine Months Ended February 25, 2012 Compared to Nine Months Ended February 26, 2011

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $26.5 million, or 6.6%, to $426.3 million for the nine months ended February 25, 2012 from $399.8 million for the nine months ended February 26, 2011. The number of hours worked in the first nine months of fiscal 2012 increased about 7.7% compared with the prior year first nine months while average bill rates fell about 0.8%.

Revenue for the Company’s practice areas across the globe consisted of the following (in thousands):

	Revenue for the Nine Months Ended			% of Total
	February 25, 2012	February 26, 2011	% Change	February 25, 2012	February 26, 2011
North America	$318,593	$308,739	3.2%	74.7%	77.2%
Europe	77,118	65,643	17.5%	18.1%	16.4%
Asia Pacific	30,545	25,467	19.9%	7.2%	6.4%

Total	$426,256	$399,849	6.6%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2011 conversion rates, international revenues would have been lower than reported under GAAP by $4.8 million in the first nine months of fiscal 2012.

Direct Cost of Services. Direct cost of services increased $20.6 million, or 8.4%, to $265.5 million for the nine months ended February 25, 2012 from $244.9 million for the nine months ended February 26, 2011. Direct cost of services increased because the number of hours worked rose 7.7% in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011. The average pay rate per hour to our consultants also rose about 1.6% between the two periods. The direct cost of services percentage of revenue was 62.3% and 61.3% for the nine months ended February 25, 2012 and February 26, 2011, respectively. The increase in the direct cost of services percentage between the periods resulted from the unfavorable change in the bill rate/pay rate ratio and higher employee benefit costs.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.2% and 32.2% for the nine months ended February 25, 2012 and February 26, 2011, respectively. S, G & A was about the same at $128.9 million both for the nine months ended February 25, 2012 and for the nine months ended February 26, 2011.

Changes between the periods are primarily related to increased compensation and related benefit costs (primarily health care costs), substantially offset by decreases in stock-based compensation expenses and to a lesser extent rent expense.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. At the conclusion of the second annual evaluation period for earn-out qualification, the Company determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013 and reduced the fair value of the estimated liability from $33.4 million to zero, representing a non-cash favorable adjustment as reflected in the Company’s Consolidated Statement of Operations for the nine months ended February 25, 2012 ($20.4 million net of tax, including the employee portion adjustment discussed below). As of February 25, 2012, the Company has not altered its conclusion after updating its probability weighted assessment of various projected EBITDA scenarios for the remaining quarters in the earn-out period. In the prior year first nine months, the Company adjusted the estimated earn-out payment by $22.7 million ($13.4 million net of tax). In addition, in the first nine months of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it is more likely than not that the earn-out contingent consideration will not be paid. The Company has not altered is conclusion as of February 25, 2012. In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned, this amount will be recognized as a component of S, G & A over the remaining service period from the time it was estimated that no contingent consideration will be due. The estimate of the fair value of contingent consideration payable, including the employee portion, requires very subjective assumptions to be made of various potential operating result scenarios; significant increases in the future estimated EBITDA could result in an increase in the estimated fair value of the Sitrick Brincko Group contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $2.9 million for the nine months ended February 25, 2012 from $3.8 million for the nine months ended February 26, 2011. The decrease is the result of the completion of amortization on certain identifiable intangible assets.

Depreciation expense was $4.4 million for the nine months ended February 25, 2012 compared to $5.5 million for the nine months ended February 26, 2011. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and 2011 and, since fiscal 2010, the Company has slowed the amount invested in property and equipment as compared to previous fiscal years.

Interest Income. Interest income was $204,000 in the first nine months of fiscal 2012 compared to $366,000 in the first nine months of fiscal 2011. The decrease in interest income in fiscal 2012 is primarily the result of lower interest rates available as compared to the prior year’s first nine months and to a lesser extent lower cash balances.

Income Taxes. The Company’s provision for income taxes was $26.4 million (effective tax rate of approximately 45%) and $20.3 million (effective tax rate of approximately 51%) for the nine months ended February 25, 2012 and February 26, 2011, respectively.

The provision increased between the two periods primarily because of the increase in pre-tax income resulting from the adjustment of estimated fair value of continent consideration for which a related deferred tax asset had previously been established. The provision for income taxes in the first nine months of fiscal 2012 and 2011 also results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period decrease in the effective tax rate results primarily from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying ISO exercises impact the Company’s effective tax rate.

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

As of February 25, 2012, the Company had $121.4 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2012. As of February 25, 2012, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of February 25, 2012, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $19.8 million in cash for the nine months ended February 25, 2012 compared to $15.1 million for the nine months ended February 26, 2011. Cash provided by operations in the first nine months of fiscal 2012 resulted from net income of $32.2 million offset by non-cash items of $7.2 million and net unfavorable cash changes in operating assets and liabilities of $5.2 million. In the first nine months of fiscal 2011, cash provided by operations resulted from net income of $19.5 million and favorable non-cash items of $3.0 million offset by unfavorable net cash changes in operating assets and liabilities of $7.4 million. The primary cause of the favorable change in operating cash flows between the two periods was the favorable change in several working capital accounts in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011, particularly accounts receivable, income taxes, offset by unfavorable changes in accounts payable, accrued salaries and other liabilities. Non-cash items include decreases in expense for depreciation and amortization and stock-based compensation between the two periods, an increase in estimated fair value of contingent consideration between the two periods and an increase in deferred income taxes between the two periods; these non-cash changes lowered cash flow from operating activities in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011 but do not reflect an actual cash outflow from the Company.

Net cash used in investing activities was $22.1 million for the first nine months of fiscal 2012 compared to of $2.3 million in the comparable prior year period. Cash used to purchase short-term investments offset cash received from the redemption of short-term investments (primarily commercial paper) in the first nine months of fiscal 2012 was $19.7 million compared to net proceeds of $5.0 million in the first nine months of fiscal 2011. Purchases of property and equipment decreased by approximately $400,000 in fiscal 2012 as compared to fiscal 2011.

Net cash used in financing activities totaled $40.3 million for the nine months ended February 25, 2012, compared to $4.1 million for the nine months ended February 26, 2011. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were $4.3 million in the first nine months of fiscal 2012 versus $8.3 million in the same period of fiscal 2011. The Company used $38.4 million in the first nine months of fiscal 2012 to purchase approximately 3.4 million shares of its common stock on the open market versus $9.2 million in the comparable period of the prior fiscal year to purchase approximately 647,400 shares. The Company also paid dividends on its common stock of $6.2 million in the first nine months of fiscal 2012 versus $3.7 million in the corresponding period of fiscal 2011. The Company’s board of directors declared a quarterly cash dividend of $0.05 per common share on January 24, 2012. This dividend of approximately $2.2 million paid on March 15, 2012 is accrued in the Company’s Consolidated Balance Sheet as of February 25, 2012 but is not included in the Statement of Cash Flows financing activities for the nine months ended February 25, 2012.

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

Interest Rate Risk. At February 25, 2012, the Company had approximately $121.4 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates fair value for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the quarter ended February 25, 2012, approximately 26.9% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 73.7% of our balances of cash, cash equivalents and short-term investments as of February 25, 2012 were denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Euros or Canadian Dollars. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of accumulated other comprehensive gains. Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 25, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 25, 2012. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 25, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. Subsequently, many European and Asia Pacific countries reported significant contraction in their economies. While economic conditions in many parts of the world improved during our fiscal 2011, more recently, there is uncertainty regarding general economic conditions and in particular the economic impact of the continuing fiscal crisis in Europe. Deterioration of the United States economy, international economies or tightening credit markets, could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

Many of our engagements with our clients involve projects that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we are not currently subject to any legal claims which we believe are significant filed by a client, it remains possible, because of the nature of our business, that we may be involved in litigation in the future. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. During the economic slow-down that began during our fiscal 2008, our revenue declined for five consecutive quarters through the first quarter of fiscal 2010. Since then we have experienced a modest growth rate. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

Under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. We will record the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period if it is deemed probable that growth targets will be achieved. Our estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 27, 2011—December 24, 2011	22,300	$9.66	22,300	$124,406,333
December 25, 2011—January 21, 2012	422,607	$11.15	422,607	$119,695,319
January 22, 2011—February 25, 2012	467,389	$12.72	467,389	$113,752,286

Total November 27, 2011—February 25, 2012	912,296	$11.91	912,296	$113,752,286

Item 6.	Exhibits

The exhibits listed in the Exhibits Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 5, 2012	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 5, 2012	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.