Form 10-K
period 2012-05-26
RESOURCES CONNECTION INC
filed 2012-07-24
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 26, 2012

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

None (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 25, 2011, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $376,839,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 16, 2012, there were approximately 41,993,836 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

i

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal years that consist of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 26, 2012, May 28, 2011 and May 29, 2010 consisted of 52 weeks.

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

Overview

Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company is organized around client service teams utilizing experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial and legal and regulatory services in support of client-led projects and consulting initiatives. We assist our clients with discrete projects requiring specialized expertise in:

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

We were founded in June 1996 by a team at Deloitte LLP (“Deloitte”), led by our chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities.

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

As of May 26, 2012, we employed 2,317 professional service consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas and tend to be in the latter third of their careers, many with advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of approximately 1,900 clients during fiscal 2012, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, we have served 85 of the current Fortune 100 companies at one time or another. As of May 26, 2012, we served our clients through 50 offices in the United States and 27 offices abroad.

During our first three years of operations, our offices were located only in the United States. Since then, to enhance our service capabilities to global clients, we have increased our presence in other regions around the world. While much of our growth in countries outside of the United States has resulted from the establishment of new Resources Global offices, we completed a number of acquisitions prior to fiscal 2012 to build our presence and to serve our international clients around the world (including acquisitions in Australia, India, the Netherlands, Sweden and the United Kingdom).

We are a multinational company with offices in 21 countries. Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Year Ended			% of Total
	May 26, 2012	May 28, 2011	% Change	May 26, 2012	May 28, 2011
North America	$430,584	$416,904	3.3%	75.3%	76.4%
Europe	100,332	92,840	8.1%	17.6%	17.0%
Asia Pacific	40,847	35,802	14.1%	7.1%	6.6%

Total	$571,763	$545,546	4.8%	100.0%	100.0%

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

Industry Background

Changing Market for Project- or Initiative-Based Professional Services

Resources Global’s services cover a range of professional areas. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. We believe that over the last decade that the market for professional services has evolved in response to financial events and legislation passed following such events and that companies may be more willing to choose alternatives to traditional professional service providers. We believe Resources Global is positioned as a viable alternative to traditional accounting and consulting firms in numerous instances because, by using project professionals, companies can:

•	Strategically access specialized skills and expertise

•	Effectively supplement internal resources

•	Increase labor flexibility

•	Reduce their overall hiring, training and termination costs

Typically, companies use a variety of alternatives to fill their project needs. Companies outsource entire projects to consulting firms; this provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Four accounting firms or other traditional professional services firms. Companies use temporary employees from traditional and Internet-based staffing firms, who may be less experienced or less qualified than employees from professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

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

Resources Global Professionals’ Solution

We believe that Resources Global is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that Resources Global provides high-quality services to clients seeking project professionals because we are able to combine all of the following:

•	A relationship-oriented approach to assess our clients’ project needs

•	Highly qualified professionals with the requisite skills and experience

•	Competitive rates on an hourly, instead of a per project, basis

•	Significant client control of their projects

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced professionals in support of projects and initiatives in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial and legal and regulatory areas. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

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

•

Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2012, all of our 50 largest clients used more than one service line and 84% of those top 50 clients used three or more service lines; and 2) 49 of our largest 50 clients in fiscal 2009 remained clients in fiscal 2012 while 86% of our top 50 clients in 2006 were still clients in 2012. In addition, during fiscal 2012 our top 50 clients were served by an average of seven Resources Global offices, demonstrating the breadth of our relationships with clients world-wide.

•

Build the Resources Global brand. Our objective is to build Resources Global’s reputation as the premier provider of project-based professional services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,317 consultants on assignment as of May 26, 2012 and 700 management and administrative employees working from offices in 21 countries. In addition, we have national and local marketing efforts that reinforce the Resources Global brand.

Our Growth Strategy

Most of our growth since inception has been organic rather than through acquisition. We believe that we have significant opportunity for continued strong organic growth in our core business as the global economy strengthens and economic uncertainties decrease and, in addition, that we can grow through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•

Expanding work from existing clients. A principal component of our strategy is to secure additional work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy recovers. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•

Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand name and reputation, supplemented by our national and local marketing efforts. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multinational companies.

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

•

Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since fiscal 1999, we have diversified our professional service offerings by entering into the areas of human capital, information management, internal audit and risk management, supply chain management, legal services and corporate advisory, strategic communications and restructuring services and healthcare consulting. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 26, 2012, we employed or contracted with 2,317 consultants on assignment. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

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

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2012, we served approximately 1,900 clients from offices located in 21 countries. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2012, our largest client accounted for less than 2.7% of our revenue and our 10 largest clients accounted for approximately 16% of our revenues.

The clients listed below represent the multinational and industry diversity of our client base in fiscal 2012.

Achmea	Kinetic Concepts, Inc.
AIG	Makita Corporation
Caesars Entertainment	MetLife, Inc.
Chevron Corporation	Rabobank Group
Ford Motor Company	Sony Corporation
General Motors Company	Sotheby’s, Inc.
JELD-WEN, inc.	Tyco International
Kaiser Permanente

Services and Products

Resources Global was founded with a business model and operating philosophy rooted in the support of client-led projects and consulting initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple areas of expertise: Finance & Accounting; Information Management; Human Capital; Corporate Advisory & Restructuring Services; Strategic Communications; Legal & Regulatory; Governance, Risk & Compliance (“GRC”); and Supply Chain Management. In addition, with the complex initiatives and requirements facing the healthcare industry, we have formed a healthcare solutions/consulting group that provides innovative approaches and interacts with our various service lines.

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

In addition, we may assist with merger and acquisition projects, including divestitures and carve outs. Our finance and accounting consultants assist with the following functions for clients involved in divestitures and carve outs:

•	Preparation of public filings related to the transactions

•	Preparation for carve out audits

•

Providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board (“FASB”)

Sample Engagement — Finance Process Improvement: Since its integration with a larger global financial services company, our client, a Mexico-based financial services company, experienced significant challenges with its financial reporting requirements. The company recognized that a new business architecture was required and decided to implement a new enterprise performance management solution and launch a process improvement initiative within finance. As a business partner with subject matter expertise in business process improvement and process reengineering, methodologies and tools, we led the finance process improvement initiative and allowed the organization to focus on other priorities.

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

Combined with Resources Global’s broad capabilities and global footprint, Sitrick Brincko Group offers a wide variety of services to clients, including:

•	Restructuring and reorganization

•	Performance improvement

•	Loan portfolio review and loan workout

•	Bankruptcy administration and management

•	Corporate and financial advisory

•	Interim and crisis management

•	Crisis and strategic communications

•	Fiduciary and trustee services

•	Creditor representation and recovery

•	Dispute resolution and litigation support

Sample Engagement — Litigation Support: Sitrick Brincko Group was engaged by an international services firm in conjunction with significant adverse litigation. In this capacity, our senior consultants analyzed volumes of data and performed damage assessments in preparation for expert testimony on the matter.

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

Sample Engagement — Restructuring and Advisement Services: A publicly held multi-billion dollar international semiconductor provider engaged Sitrick Brincko Group to analyze its financial operations, recommend strategies to mitigate operating losses and evaluate the management team. Following a Chapter 11 bankruptcy filing, Sitrick Brincko Group personnel served as Chief Restructuring Officer and interim Chief Financial Officer. The client’s board of directors tasked Sitrick Brincko Group with responsibility for the review, analysis and development of strategic business plans; cash flow projections; and feasibility studies in connection with the overall potential for restructuring success, as well as claims processing, liquidation analysis and contract reviews. Sitrick Brincko Group was nominated for two 2011 Turnaround Awards presented by The M&A Advisor for this project.

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

Our Information Management consultants work under the client’s direction on a variety of projects related to, among other things:

Program & Project Management

•	Program Management Office implementation and optimization

•	Project management

•	Change management, communications and training

•	Portfolio rationalization

•	Project recovery

Business & Technology Integration

•	Business analysis and process improvement

•	System selection and implementation

•	System stabilization and optimization

•	Quality assurance and testing

Data Strategy & Management

•	Enterprise data strategy

•	Data analysis and reporting

•	Data quality management and standardization

•	Data conversion and integration

IT Strategy & Governance

•	IT strategy and effectiveness

•	Disaster recovery and business continuity planning

•	IT governance

•	Organizational design and interim management

Sample Engagement — European regulatory changes (such as Solvency II) required our client, a global insurance company, to begin consolidating its European businesses on a regional basis. As a result of these changes, the company requested our assistance in developing a short term consolidation capability that would allow for testing for Solvency II compliance and also flexibility as the business changed. Resources Global built a new consolidation tool with input capability from disparate tools and with reporting capability. Our involvement resulted in:

•	A European consolidated balance sheet

•	Ability to view the European region as a single business for the first time

•	An auditable solution with business continuity

•	A blueprint and design for the development of the strategic consolidation tool using SAP’s BusinessObjects Planning and Consolidation application

Sample Engagement – Enterprise Program Management – Our client, a global manufacturer and distributor of packaging products, engaged our enterprise program management expertise to help it integrate a recent acquisition and realize $25 million in cost savings through post-merger integration synergies of business systems, plants and distribution centers.

Resources Global served as senior level enterprise-wide project manager and led the year-long integration effort. Through successful execution, our project scope and responsibilities grew to include the oversight of all troubled projects and most project activity in IT. Specifically, we:

•	Led complex, merger critical, projects across multiple geographies, business units and functional areas

•	Created and managed a milestone-view program plan

•	Ensured the alignment of project timelines and budgets and identified resources needs, conflicts and priorities

•	Presented rolled-up status reports to the executive steering committee, owner and sponsor

•	Led and worked alongside the client’s project managers to ensure that all updates/changes to projects were reflected in the milestone project plan

•	Ensured a successful integration and optimization and delivered a final integration report to the executive team

Sample Engagement — Business Intelligence Competency Center Development — Our client, a $2 billion aerospace company, needed help setting up a Business Intelligence Competency Center (“BICC”) to meet a burgeoning demand for information across its enterprise. It needed project management expertise to manage the cross-functional BICC group and to integrate the BICC into the overall IT management process.

We helped set up the BICC and continue to function as its project manager responsible for planning, execution and delivery of Business Intelligence (“BI”) content to the enterprise. This includes: identifying and documenting customer requirements, creating project schedules, managing project execution, risk and issue management and stakeholder communications for more than 30 BI projects per year.

Sample Engagement — Mobile Device Application Rollout: A multibillion dollar publicly traded global healthcare products provider planned to develop a tablet-PC-based “closed loop marketing” system for its medical device sales force. The Company, already committed to a software vendor, had no plan for implementation and engaged Resources Global to provide the necessary project management and implementation expertise needed to ensure a successful initiative. A Resources’ consultant developed the plan and then led the project through a successful deployment. Of particular importance to the client were our skills in business process definition, project team coordination and communication, and organizational implications. In addition, the consultant worked with the client’s creative agency, software vendor and internal stakeholders to define the most suitable solution, and continued driving accountability for all parties throughout the process up to and beyond the system’s successful rollout to 700 users in the United States and Europe.

Human Capital

Consultants in our Human Capital practice apply project-management and business analysis skills to help solve the people aspects of business problems. The two primary areas of focus of our Human Capital practice are change management/business transformation and HR operations.

Change Management: To achieve the desired business outcome, our Human Capital professionals — all with deep operational backgrounds— work with client teams to help drive their initiatives to successful completion. Using our proprietary E3 (“E Cubed”) change management framework, our consultants are able to help clients understand and prepare for significant changes in their organizations and how to best position their teams for success.

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

Sample Engagement — Cultural Reinvention Post-Restructure: Resources Global partnered with a global multibillion dollar healthcare products company and its human resource management team to reinvent the culture of the company’s newly restructured organization. Our change management professionals assessed the skills of each individual in various functional areas and made recommendations for improvement and/or transition out of the organization. Working with the vice president of HR and business leaders, we identified the behavioral and technical skills necessary to move the company forward. Additionally, we assisted with recruiting key talent, assimilating new talent into the organization, and coaching new and existing employees to ensure the behaviors appropriately aligned with the company’s direction.

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

Sample Engagement — Legal Expense Management & Reduction: A publicly traded financial services company wanted to reduce legal related expenditures. Working with procurement, the legal department desired to strategize how it could reduce its overall legal budget without sacrificing the quality of the legal advice it received. Because of a lack of expertise and overall resource constraints, the legal department needed an experienced attorney, with significant seniority and legal expense management experience, to lead the initiative.

Resources Global deployed a former general counsel with the requisite experience to lead the initiative. Our consultant identified potential fee arrangement negotiations, engaged law firms’ consolidations, legal work reallocation to lower cost providers, and preferred provider programs to increase the company’s leverage.

Sample Engagement — Litigation Management: Our client, a national financial institution, acquired a number of troubled loans as a part of several acquisitions completed during the recent financial crisis. In connection with this portfolio, the company faced potential litigation issues. The client wanted to avoid hiring permanent headcount or increasing its budget for outside legal advice.

Resources Global provided a highly experienced litigator to manage the litigation for commercial loan collection matters. Our consultant, with an extensive financial services background and as a former bank general counsel, became an important part of the client’s team.

Sample Engagement — International Expansion: A publicly traded life sciences company tasked its legal department to establish the appropriate framework for international expansion in Asia and Europe. Faced with tight deadlines, a significant volume of work and reduced budget, the General Counsel needed an additional corporate lawyer with international expertise and specific language skills to work side-by-side with the current legal department team members to achieve this strategic initiative.

Resources Global provided a highly accomplished corporate lawyer, who had lived and practiced in Asia, to assist the team. The project included all aspects of international corporate formation, including research of local regulatory requirements, tax implications and planning, and business strategy decisions. Working with local counsel, our consultant drafted, reviewed and advised on all manner of relevant agreements including master agreements, joint venture agreements, commercial agreements, employment agreements, and construction and supply agreements.

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

•

Sarbanes and Other Compliance Initiatives: We have worked with clients on a number of compliance issues, including BSA, Basel II, HIPAA, Anti Money Laundering, Gramm Leach Bliley and Dodd Frank. In the area of Sarbanes compliance, Resources Global helps businesses by redesigning processes to leverage best practices, using a risk-based approach, identifying or designing entity level controls, and reducing the cost of on-going testing and documentation.

Sample Engagement — Compliance Transformation: A leading financial services institution needed to transform its compliance program from one focused on the minimal requirements of a publicly traded finance company to a comprehensive compliance program appropriate for a Tier 1 bank-holding company.

Our cross-functional team of four consultants with significant experience in bank compliance met with senior management and helped to define key deliverables and milestones for the overall compliance transformation plan. The consultants were responsible for executing the plan, providing on-time deliverables, including policies, risk assessments, training programs, technology assessments and management briefings.

Sample Engagement — Co-Sourced Internal Audit: A global automotive parts supplier engaged Resources Global as its worldwide co-sourcing internal audit partner. We executed the client’s audit work program in the United States, Brazil, Mexico, China, Japan, and Turkey utilizing professionals with local language and cultural knowledge to ensure efficient and high quality audits.

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

Supply Chain Management

Our Supply Chain Management (“SCM”) practice assists clients in the planning, execution, maintenance and troubleshooting of complex supply chain systems and processes. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our services include:

•

Performing current state assessments, analyzing and implementing business process improvements, and assisting with supply chain management technology enhancements to maximize the effectiveness of the supply chain

•

Providing experienced and accomplished supply chain professionals — with a variety of skill sets and backgrounds — who can lead or assist strategic sourcing efforts, negotiate contracts, serve as commodity/category experts, develop strategies and perform operational and tactical procurement activities

•

Presenting a variety of supply chain management solutions, including strategic sourcing; supplier relationship management; contracts management; supply chain compliance; logistics and materials management; inventory rationalization; warehouse optimization; Lean, Six Sigma and Demand Planning and Forecasting supply chain expertise; supplier diversity assistance; ERP implementations; purchasing card programs; benchmarking; and establishing SCM key performance indicators and metrics

Sample Engagement – Conduct a Forensic Contract Review: Our Resources Global team assisted a large defense contractor who had failed two Defense Contract Audit Agency (“DCAA”) audits. The client engaged our team to help them achieve two objectives: (1) create a new standard of excellence for contract documentation, and (2) review, rectify, and ready for client ratification thousands of past and current contracts. Our work entailed:

•	Establishing and implementing a checklist of necessary items that would be required in order to pass future DCAA audits

•	Designing a process and data schematic for capturing receipt and inventory transfer transactions for upload into their procurement, inventory and asset management system

•	Developing a standardized package and contract development templates for new agreements

•	Creating contract management guidance and training for all members of the client procurement department

•	Conducting a thorough review of past and present contractual agreements and bringing agreements up to date to meet the new contact management standards

•	Locating and reviewing over 27,000 agreements to ensure compliance with the new requirements

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

Sample Engagement — Supplier Management Relationship Performance Assessment: One of the world’s largest power generation manufacturers recognized that its supplier relationship management program needed strengthening. Resources Global activity included:

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

•

Developed and executed on a replicable sourcing process for equipment, such as racking/shelving, furniture, cabinets and countertops, tile, flooring, food service equipment, kitchen equipment and related supplies

•	Developed request for proposal packages and assumed responsibility for analyzing quotes, negotiating pricing and terms and conditions, and issuing the necessary commitment documents

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

policyIQ

policyIQ is our proprietary content management product, offering integrated solutions for a wide range of business needs in a single, web-based application. policyIQ has been implemented by project teams, departments and entire companies to more effectively manage business content, automate otherwise manual processes and maintain oversight over critical compliance activities. Business problems that our clients have used policyIQ to resolve include:

•

Sarbanes compliance management: clients are using policyIQ to manage their entire Sarbanes compliance program, from risk assessment through remediation tracking. Forms automate quarterly certifications, and reporting allows all stakeholders insight into the status of Sarbanes compliance at any time.

•

Contract administration: capturing all executed contracts in a central, easily accessible location is a key requirement for most companies. With policyIQ, the additional functionality around reporting, robust searching and customizable alert messages ensure that all stakeholders stay on top of the active contracts.

•

Policy and procedure management: with policyIQ as the central location for all organizational policies and procedures, all employees have access to the most current documentation – and using electronic forms, can easily document annual proof of compliance.

•

Internal audit programs: companies use policyIQ to capture workpapers electronically, gathering all evidence in a central location and assigning testing to the appropriate auditors. With robust reporting, audit managers have oversight into the process and with built-in workflow, audits flow through appropriate channels of approval.

Sample Engagement — Implementation of Complex Monthly Compliance Process: A large Fortune 1000 financial services company wanted to automate a complex monthly compliance process for their global divisions. Working alongside Resources Global and using the policyIQ application, the company’s compliance department:

•	Implemented a sustainable monthly process that met the needs of both those required to submit their compliance data and the teams who compile the results

•	Created a central library of compliance standards and policies, accessible to all stakeholders around the globe

•	Reduced redundancy in the reporting process by merging two processes into one, with unique reports for different audiences

Sample Engagement — Policy and Procedure Management Program for regional Healthcare Organization: Following a divestiture, a United States based, regional healthcare organization needed a comprehensive review and reconciliation of outdated policies and procedures inherited from their former parent company. An experienced Resources Global consultant used policyIQ to:

•	Develop a complete policy and procedure management program, with logical organization, consistent format, and enforced reviews

•	Review all existing policies and procedures, rewriting them to comply with new standards to meet the needs of the newly divested organization

•	Communicate the new processes and critical updates automatically to locations across the United States

Sample Engagement — Automation of Account Reconciliation Tracking and Reporting: For a large, global provider of relocation services, policyIQ automated processes in many areas, most notably to track monthly and quarterly account reconciliations across their global business. With the policyIQ application, they have been able to:

•	Create an efficient and sustainable process to assign bank account reconciliations to reconcilers and approvers on a monthly and quarterly basis

•	Retain all reconciliation documents in a central location that is easily accessible to both internal and external auditors

•	Reduce their non-compliance rate on account reconciliation completion to 0%

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

Our offices operate in an entrepreneurial manner. The managing directors of our offices are given significant autonomy in the daily operations of their respective offices, and with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing, pricing and hiring. We believe that a substantial portion of the buying decisions made by our clients are made on a local or regional basis and that our offices most often compete with other professional services providers on a local or regional basis. Because our managing directors are in the best position to understand the local and regional outsourced professional services market and because clients often prefer local relationships, we believe that a decentralized operating environment maximizes operating performance and contributes to employee and client satisfaction.

We believe that our ability to deliver professional services successfully to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual’s particular office. In addition, we believe many members of our office management own equity in the Company. We also have a new managing director program whereby new managing directors attend a regularly scheduled series of active training sessions taught by experienced managing directors and other senior management personnel. This program allows the veteran managing directors to share their success stories, foster the culture of the Company with the new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

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

Our brand marketing initiatives help develop Resources Global’s image in the markets we serve. Our brand is reinforced by our professionally designed website, advertising in print, radio and online, direct marketing, seminars, brochures and public relations efforts. We believe that our branding initiatives coupled with our high-quality client service help to differentiate us from our competitors and to establish Resources Global as a credible and reputable global professional services firm.

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

Employees

As of May 26, 2012, we had a total of 3,017 employees, including 700 corporate and local office employees and 2,317 consultants. Our employees are not covered by any collective bargaining agreements.

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

Beginning in fiscal 2008, the United States economy deteriorated significantly, resulting in a reduction in our revenue as clients delayed, down-sized or cancelled initiatives that required the use of professional services. Subsequently, many European and Asia Pacific countries reported significant contraction in their economies. While economic conditions in many parts of the world began to improve during our fiscal 2011, more recently, there is uncertainty regarding general economic conditions and in particular the economic impact of the continuing fiscal crisis in Europe. Deterioration of the global economy or tightening credit markets, could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

Many of our engagements with our clients involve projects that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we are not currently subject to any client-related legal claims which we believe are significant, it remains possible, because of the nature of our business, that we may be involved in litigation in the future. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. A significant portion of our options outstanding are priced at more than the current per share market value of our stock, limiting the past several years of option grants as a significant incentive to retain employees.

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

The Company invests its cash, cash equivalents and short-term investments in United States treasuries and government agencies, bank foreign and domestic deposits, money market funds, commercial paper and certificates of deposit. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 26, 2012, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

The Company began paying a regular quarterly dividend in July 2010, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, U.S. tax treatment of dividends, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

As of May 26, 2012, we maintained 50 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Birmingham, Alabama	Atlanta, Georgia	Charlotte, North Carolina
Phoenix, Arizona	Honolulu, Hawaii	Raleigh, North Carolina
Century City, California	Boise, Idaho	Cincinnati, Ohio
Costa Mesa, California	Chicago, Illinois	Cleveland, Ohio
Irvine, California	Downers Grove, Illinois	Columbus, Ohio
Los Angeles, California	Indianapolis, Indiana	Tulsa, Oklahoma

Sacramento, California	Louisville, Kentucky	Portland, Oregon
Santa Clara, California	Baltimore, Maryland	Philadelphia, Pennsylvania
San Diego, California	Boston, Massachusetts	Pittsburgh, Pennsylvania
San Francisco, California	Detroit, Michigan	Nashville, Tennessee
Walnut Creek, California	Minneapolis, Minnesota	Dallas, Texas
Woodland Hills, California	Kansas City, Missouri	Houston, Texas
Denver, Colorado	St. Louis, Missouri	San Antonio, Texas
Hartford, Connecticut	Las Vegas, Nevada	Seattle, Washington
Stamford, Connecticut	Parsippany, New Jersey	Milwaukee, Wisconsin
Plantation, Florida	Princeton, New Jersey	Washington, D.C. (McLean, Virginia)
Tampa, Florida	New York, New York

As of May 26, 2012, we maintained 27 international offices under operating lease agreements, located in the following cities and countries:

Melbourne, Australia	Mumbai, India	Beijing, People’s Republic of China
Sydney, Australia	Dublin, Ireland	Hong Kong, People’s Republic of China
Brussels, Belgium	Milan, Italy	Shanghai, People’s Republic of China
Calgary, Canada	Nagoya, Japan	Singapore
Toronto, Canada	Tokyo, Japan	Seoul, South Korea
Copenhagen, Denmark	Luxembourg	Stockholm, Sweden
Paris, France	Mexico City, Mexico	Taipei, Taiwan
Frankfurt, Germany	Amsterdam (Utrecht), Netherlands	Birmingham, United Kingdom
Bangalore, India	Oslo, Norway	London, United Kingdom

Our corporate offices are located in Irvine, California. We own an approximately 56,200 square foot office building in Irvine, California, of which we occupy approximately 24,200 square feet. Approximately 20,800 square feet is leased to independent third parties, with the remainder offered for lease.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 6, 2012 was 39 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2012:
First Quarter	$14.11	$9.64
Second Quarter	$11.64	$8.40
Third Quarter	$13.51	$9.39
Fourth Quarter	$14.37	$11.70
Fiscal 2011:
First Quarter	$15.82	$11.47
Second Quarter	$17.12	$11.09
Third Quarter	$21.44	$16.56
Fourth Quarter	$20.03	$13.65

Dividend Policy

Beginning in fiscal 2011, the Company’s board of directors authorized the establishment of a quarterly dividend, subject to quarterly board of director approval, of $0.04 per common share (increased to $0.05 per common share on August 2, 2011). Prior to that date, the Company did not declare or pay a regular cash dividend on our capital stock. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In April 2011, our board of directors approved a stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. This program commenced in July 2011 when the previous program’s authorized limit had been met. The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2012 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
February 26, 2012 — March 24, 2012	—	$—	—	$113,752,286
March 25, 2012 — April 21, 2012	368,601	$13.43	368,601	$108,801,803
April 22, 2012 — May 26, 2012	165,000	$12.32	165,000	$106,769,785

Total February 26, 2012 — May 26, 2012	533,601	$13.09	533,601	$106,769,785

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, two customized peer groups, each consisting of eleven companies listed in footnote (1) to the table below and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services and 8748-Business Consulting Services for the period commencing May 26, 2007 and ending on May 26, 2012. The graph assumes $100 was invested on May 26, 2007 in our common stock and in each index (based on prices from the close of trading on May 26, 2007), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

ASSUMES $100 INVESTED ON MAY 26, 2007

AND DIVIDENDS REINVESTED

	May 26,	May 31,	May 30,	May 29,	May 28,	May 26,
Company/Index/Market	2007	2008	2009	2010	2011	2012
Resources Connection, Inc.	100.00	67.64	59.66	51.96	45.91	39.75
Russell 3000	100.00	93.38	62.71	77.25	98.14	96.31
SIC Code 8742 — Management Consulting Services	100.00	102.34	75.58	82.86	100.75	91.73
SIC Code 8748 — Business Consulting Services	100.00	38.55	32.11	24.33	6.18	2.34
Old Peer Group	100.00	78.01	60.57	63.00	73.18	59.99
New Peer Group	100.00	85.66	59.76	61.87	69.25	66.79

(1)	The Company’s old customized peer group includes eleven companies which are: CRA International Inc., FTI Consulting Inc., Heidrick & Struggles International, Huron Consulting Group Inc., ICF International Inc., Kelly Services Inc., Kforce Inc., Korn Ferry International, ManpowerGroup, Navigant Consulting Inc. and Robert Half International Inc.

The Company’s new customized peer group includes eleven companies which are: CRA International Inc., FTI Consulting Inc., Heidrick & Struggles International, Hudson Global Inc., Huron Consulting Group Inc., ICF International Inc., Kforce Inc., Korn Ferry International, Navigant Consulting Inc., The Advisory Board Company and The Corporate Executive Board Company.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 46 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 32. The Consolidated Statements of Operations data for the years ended May 30, 2009 and May 31, 2008 and the Consolidated Balance Sheet data at May 29, 2010, May 30, 2009 and May 31, 2008 were derived from our Consolidated Financial Statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 26, 2012, May 28, 2011 and May 29, 2010 and the Consolidated Balance Sheet data at May 26, 2012 and May 28, 2011 were derived from our Consolidated Financial Statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010	May 30, 2009	May 31, 2008(6)
	(In thousands, except net income (loss) per common share and other data)
Consolidated Statements of Operations Data:
Revenue	$571,763	$545,546	$498,998	$685,576	$840,285
Direct cost of services	352,524	335,071	303,768	422,171	518,413

Gross profit	219,239	210,475	195,230	263,405	321,872
Selling, general and administrative expenses(1)	170,992	172,622	182,985	212,680	227,853
Employee portion of contingent consideration(2)	(500)	—	500	—	—
Contingent consideration adjustment(3)	(33,440)	(25,852)	1,492	—	—
Amortization of intangible assets	3,364	5,030	3,496	1,383	1,114
Depreciation expense	5,731	7,223	8,544	8,898	8,452

Income (loss) from operations	73,092	51,452	(1,787)	40,444	84,453
Interest income	(252)	(473)	(656)	(1,593)	(5,603)

Income (loss) before provision for income taxes	73,344	51,925	(1,131)	42,037	90,056
Provision for income taxes(4)	32,202	27,070	10,618	24,273	40,871

Net income (loss)	$41,142	$24,855	$(11,749)	$17,764	$49,185

Net income (loss) per common share:
Basic	$0.94	$0.54	$(0.26)	$0.39	$1.06

Diluted	$0.94	$0.53	$(0.26)	$0.39	$1.03

Weighted average common shares outstanding:
Basic	43,541	46,124	45,894	45,018	46,545

Diluted	43,599	46,489	45,894	45,726	47,934

Other Data:
Number of offices open at end of period	77	80	82	82	89
Total number of consultants on assignment at end of period	2,317	2,249	2,067	2,065	3,490
Cash dividends paid (in thousands)(5)	$8,306	$5,538	$—	$—	$60,652

(1)	For the year ended May 29, 2010, includes $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives. For the year ended May 30, 2009, includes $3.6 million of expenses incurred for a reduction in headcount of management and administrative personnel as well as consolidation of seven offices.

(2)	For the year ended May 29, 2010, the Company estimated $500,000 of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition. For the year ended May 26, 2012, the Company determined that the contingent consideration would not be payable. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.
(3)	The contingent consideration adjustment includes a net reduction of the contingent consideration liability of $33.4 million and $25.9 million for the years ended May 26, 2012 and May 28, 2011, respectively, and a net increase of such liability of $1.5 million for the year ended May 29, 2010. The fiscal 2012 and 2011 net adjustments are related to revised estimates of fair value of contingent consideration based upon updates to the probability weighted assessment of various projected average earnings before interest, taxes, depreciation and amortization (“EBITDA”) scenarios associated with the acquisition of Sitrick Brincko Group, while the fiscal 2010 net adjustment is related to the recognition of the increase in the fair value of the contingent consideration liability (calculated from changes in the risk-free interest rate, used in determining the appropriate discount factor for time value of money purposes) associated with the acquisition of Sitrick Brincko Group. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.
(4)	For the years ended May 28, 2011 and May 29, 2010, includes the establishment of valuation allowances of $1.5 million and $4.7 million on deferred tax assets, including certain foreign operating loss carryforwards, respectively. For the year ended May 30, 2009, includes a valuation allowance of $2.4 million provided on deferred tax assets, including certain foreign operating loss carryforwards and $1.1 million related to the forgiveness of certain French subsidiary intercompany debt, reducing our French entity’s operating loss carryforwards.
(5)	On July 20, 2010, our board of directors announced the authorization of a quarterly dividend of $0.04 per share commencing in fiscal 2011 ($0.05 per share effective in the first quarter of fiscal 2012), subject to quarterly board of director approval. On July 11, 2007, our board of directors approved the payment of a special cash dividend of $1.25 per share of common stock, payable in August 2007.
(6)	The fiscal year ended May 31, 2008 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

	May 26, 2012	May 28, 2011	May 29, 2010	May 30, 2009	May 31, 2008
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$128,115	$144,873	$140,905	$163,741	$106,814
Working capital	166,584	182,675	173,472	188,353	157,766
Total assets	430,719	476,397	473,200	412,019	410,502
Stockholders’ equity	365,868	372,726	353,241	337,917	305,888

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Resources Global is a multinational professional services firm that provides clients with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, legal and regulatory services in support of client-led projects and consulting initiatives. We assist our clients with discrete projects requiring specialized expertise in:

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

•

risk management and internal audit services (provided via our subsidiary Resources Audit Solutions), including compliance reviews, internal audit co-sourcing and assisting clients with their compliance efforts under the Sarbanes-Oxley Act of 2002;

•	supply chain management services, such as strategic sourcing efforts, contract negotiations and purchasing strategy;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation;

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs; and

•	healthcare solutions and consulting services.

We were founded in June 1996 by a team at Deloitte, led by our chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multinational capabilities.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of May 26, 2012, we served clients from offices in 21 countries, including 27 international offices and 50 offices in the United States.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5% of our revenue for each of the years ended May 26, 2012, May 28, 2011 and May 29, 2010. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal 2012 and 2011 consisted of 52 weeks each. For fiscal years of 53 weeks, such as fiscal 2008 or 2014, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

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

Under the terms of our acquisition agreement for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability will fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. As of May 26, 2012, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date.

In addition, under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition. As of May 26, 2012, the Company believes it is more likely than not that there will not be an employee portion of contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. On July 20, 2010, the Company’s board of directors announced the commencement of a quarterly dividend of $0.04 per common share (increased to $0.05 per common share in the first quarter of fiscal 2012), subject to quarterly board of director approval. Consequently, effective with option grants in the first quarter of fiscal 2011, the impact of expected dividends is now incorporated in determining the estimated value per share of employee stock option grants. The Company’s historical expected life of stock option grants is 5.2 years for non-officers and 7.2 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
	(Amounts in thousands)
Revenue	$571,763	$545,546	$498,998
Direct cost of services	352,524	335,071	303,768

Gross profit	219,239	210,475	195,230
Selling, general and administrative expenses	170,992	172,622	182,985
Employee portion of contingent consideration adjustment	(500)	—	500
Contingent consideration adjustment	(33,440)	(25,852)	1,492
Amortization of intangible assets	3,364	5,030	3,496
Depreciation expense	5,731	7,223	8,544

Income (loss) from operations	73,092	51,452	(1,787)
Interest income	(252)	(473)	(656)

Income (loss) before provision for income taxes	73,344	51,925	(1,131)
Provision for income taxes	32,202	27,070	10,618

Net income (loss)	$41,142	$24,855	$(11,749)

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.7	61.4	60.9

Gross profit	38.3	38.6	39.1
Selling, general and administrative expenses	29.9	31.6	36.7
Employee portion of contingent consideration adjustment	(0.1)	—	0.1
Contingent consideration adjustment	(5.8)	(4.7)	0.3
Amortization of intangible assets	0.6	1.0	0.7
Depreciation expense	1.0	1.3	1.7

Income (loss) from operations	12.7	9.4	(0.4)
Interest income	(0.1)	(0.1)	(0.1)

Income (loss) before provision for income taxes	12.8	9.5	(0.3)
Provision for income taxes	5.6	5.0	2.1

Net income (loss)	7.2%	4.5%	(2.4)%

We also assess the results of our operations using EBITDA as well as adjusted EBITDA, which is our earnings (loss) before interest, taxes, depreciation, amortization, stock-based compensation expense and contingent consideration adjustments (“Adjusted EBITDA”). These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for fiscal 2012, 2011 and 2010 and includes a reconciliation of such measures to net income (loss), the most directly comparable GAAP financial measure:

	For the Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
	(Amounts in thousands)
Net income (loss)	$41,142	$24,855	$(11,749)
Adjustments:
Amortization of intangible assets	3,364	5,030	3,496
Depreciation expense	5,731	7,223	8,544
Interest income	(252)	(473)	(656)
Provision for income taxes	32,202	27,070	10,618

EBITDA	82,187	63,705	10,253
Stock-based compensation expense	7,742	9,778	15,493
Contingent consideration adjustment	(33,440)	(25,852)	1,492

Adjusted EBITDA	$56,489	$47,631	$27,238

Revenue	$571,763	$545,546	$498,998

Adjusted EBITDA Margin	9.9%	8.7%	5.5%

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

Year Ended May 26, 2012 Compared to Year Ended May 28, 2011

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $26.3 million, or 4.8%, to $571.8 million for the year ended May 26, 2012 from $545.5 million for the year ended May 28, 2011. We deliver our services to clients in a similar fashion across the globe and in fiscal 2012, revenue increased in all geographies over the fiscal 2011 amount. We believe the increase in total revenue is partially attributable to clients engaging us to help implement initiatives to improve efficiencies within their organizations and to improved awareness of our service offerings with clients through our completed and on-going engagements.

The number of hours worked in fiscal 2012 increased about 6.2% from the prior year, while average bill rates decreased by 0.8% compared to the prior year. The number of consultants on assignment at the end of fiscal 2012 was 2,317 compared to the 2,249 consultants engaged at the end of fiscal 2011 (the average number of consultants assigned was 2,290 in fiscal 2012 compared to 2,214 in fiscal 2011).

We operated 77 offices at May 26, 2012 and 80 offices at May 28, 2011 as we consolidated certain offices in contiguous areas. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year Ended			% of Total
	May 26, 2012	May 28, 2011	% Change	May 26, 2012	May 28, 2011
North America	$430,584	$416,904	3.3%	75.3%	76.4%
Europe	100,332	92,840	8.1%	17.6%	17.0%
Asia Pacific	40,847	35,802	14.1%	7.1%	6.6%

Total	$571,763	$545,546	4.8%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2011 conversion rates, international revenues would have been lower than reported under GAAP by $3.0 million for the year ended May 26, 2012.

Sequential Operations. On a sequential quarter basis, fiscal 2012 fourth quarter revenues improved from $143.3 million to $145.5 million, and hours improved 1.6% and bill rates increased 0.8%. The improvement in hours is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) decreased from 62.6% in the third quarter to 59.8%. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter, the declining impact of payroll taxes as the calendar year progresses, an improvement in the bill rate/pay ratio and a lower level of zero-margin reimbursable expenses. Selling, general and administrative (“S, G & A”) expenses also decreased from the quarter ended February 25, 2012 to the quarter ended May 26, 2012, primarily as a result of reduced marketing spend and payroll related benefit costs. The leverage of S, G & A expenses also improved from 30.3% to 28.9% between the two quarters. However, a downturn or softening in global economic conditions and the seasonal impact of the summer holiday period could put resulting pressure on revenue in the first quarter of fiscal 2013, and may limit our ability to leverage direct cost of services and S, G & A expenses.

Direct Cost of Services. Direct cost of services increased $17.4 million, or 5.2%, to $352.5 million for the year ended May 26, 2012 from $335.1 million for the year ended May 28, 2011. Direct cost of services increased primarily because of a 6.2% increase in hours worked compared to the prior year; this was offset in part as the average pay rate per hour to our consultants was down 1.5%. The direct cost of services percentage was 61.6% and 61.4% for the years ended May 26, 2012 and May 28, 2011, respectively. The increase in the direct cost of services percentage resulted primarily from the higher average pay rate to our consultants as compared to bill rate and an increase in zero margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A decreased $1.6 million, or 0.9%, to $171.0 million for the year ended May 26, 2012 from $172.6 million for the year ended May 28, 2011. S, G & A improved as a percentage of revenue from 31.6% for the year ended May 28, 2011 to 29.9% for the year ended May 26, 2012. Management and administrative head count was 735 at the end of fiscal 2011 and 700 at the end of fiscal 2012. S, G & A decreased in fiscal 2012 as compared to fiscal 2011 primarily because of a reduction in stock-based compensation expenses, lower occupancy costs for certain of the Company’s leased office facilities and lower advertising expenses, partially offset by slightly higher payroll and benefit costs.

Employee Portion of Contingent Consideration Adjustment and Contingent Consideration Adjustment. At the conclusion of the second annual evaluation period for earn-out qualification as of November 26, 2012, the Company determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013 and reduced the fair value of the estimated liability from $33.4 million to zero, representing a non-cash favorable adjustment as reflected in the Company’s Consolidated Statement of Operations for the year ended May 26, 2012 ($20.4 million net of tax, including the employee portion adjustment discussed below). As of May 26, 2012, the Company has not altered its conclusion after updating its probability weighted assessment of various projected EBITDA scenarios for the remaining quarters in the earn-out period. In the prior fiscal year, the Company adjusted the estimated earn-out payment by $25.9 million ($15.6 million net of tax). In addition, in fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it is more likely than not that the earn-out contingent consideration will not be paid. As of May 26, 2012, the Company continues to believe it is more likely than not that no contingent consideration will be payable. In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned, this amount will be recognized as a component of S, G & A over the remaining service period from the time it was estimated that no contingent consideration will be due. The estimate of the fair value of contingent consideration payable, including the employee portion, requires very subjective assumptions to be made of various potential operating result scenarios; significant increases in the future estimated EBITDA could result in an increase in the estimated fair value of the Sitrick Brincko Group contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $3.4 million in fiscal 2012 from $5.0 million in fiscal 2011. The decrease is the result of the completion of amortization on certain identifiable intangible assets. Based upon identified intangible assets recorded at May 26, 2012, the Company anticipates amortization expense related to identified intangible assets to approximate $1.7 million during the fiscal year ending May 25, 2013.

Depreciation expense decreased from $7.2 million for the year ended May 28, 2011 to $5.7 million for the year ended May 26, 2012. Depreciation decreased as a number of assets were fully depreciated during fiscal 2011 and 2012 and the Company has slowed the amount invested in property and equipment in fiscal 2011 and 2012 as compared to previous fiscal years.

Interest Income. Interest income declined to $252,000 in fiscal 2012 compared to $473,000 in fiscal 2011. The decrease in interest income is the result of lower interest rates available for the Company’s investments as compared to fiscal 2011 and, to a lesser extent, lower available cash balances for investment. The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of May 26, 2012, the Company had $23.0 million of investments in commercial paper and certificates of deposit with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $27.1 million (effective rate of 52.2%) for the year ended May 28, 2011 to $32.2 million (effective rate of 43.9%) for the year ended May 26, 2012. While the provision increased because of the increased pretax income, the effective tax rate decreased as a result of an improved mix of international results, along with the realization of certain non-recurring credits. The Company also recorded tax charges of $150,000 and $1.5 million for the years ended May 26, 2012 and May 28, 2011, respectively, to establish valuation allowances on certain foreign deferred tax assets. Realization of those tax assets is dependent upon generating sufficient future taxable income. In addition, the provision for taxes in fiscal 2012 and fiscal 2011 results from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The effective tax rate in both fiscal years disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance, because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.4 million and $3.3 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2012 and 2011, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year Ended			% of Total
	May 28, 2011	May 29, 2010	% Change	May 28, 2011	May 29, 2010
North America	$416,904	$384,535	8.4%	76.4%	77.1%
Europe	92,840	89,225	4.1%	17.0%	17.9%
Asia Pacific	35,802	25,238	41.9%	6.6%	5.0%

Total	$545,546	$498,998	9.3%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2010 conversion rates, international revenues would have been lower than reported under GAAP by $1.9 million for the year ended May 28, 2011.

Sequential Operations. On a sequential quarter basis, fiscal 2011 fourth quarter revenues improved from $137.6 million to $145.7 million, and hours improved 5.5% while bill rates decreased 0.8%. The improvement in hours is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The direct cost of services percentage decreased from 63.0% in the third quarter to 61.9%. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter and the declining impact of payroll taxes as the calendar year progresses. S, G & A also decreased from the quarter ended February 26, 2011 to the quarter ended May 28, 2011, primarily as a result of reduced marketing spend and a decrease in the amount of stock-based compensation expense. The leverage of S, G & A expenses also improved from 32.9% to 30.0% between the two quarters.

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

Amortization and Depreciation Expense. Amortization of intangible assets increased to $5.0 million in fiscal 2011 from $3.5 million in fiscal 2010. The increase is the result of a full year of amortization related to identifiable intangible assets acquired in the November 2009 purchase of Sitrick Brincko Group. Those assets include: $5.6 million for customer relationships, $1.2 million for trade names, $3.0 million for non-competition agreements and $250,000 for customer backlog (now fully amortized). The customer relationships were amortized over two years and the trade names and non-competition agreements over five years.

Depreciation expense decreased from $8.5 million for the year ended May 29, 2010 to $7.2 million for the year ended May 28, 2011. Depreciation decreased as a number of assets were fully depreciated during fiscal 2010 and 2011 and the Company has slowed the amount invested in property and equipment in fiscal 2010 and 2011 as compared to previous fiscal years.

Interest Income. Interest income declined to $473,000 in fiscal 2011 compared to $656,000 in fiscal 2010. The decrease in interest income is the result of lower interest rates available for the Company’s investments as compared to fiscal 2010. The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments

Income Taxes. The provision for income taxes increased from $10.6 million (effective rate of 963.6%) for the year ended May 29, 2010 to $27.1 million (effective rate of 52.2%) for the year ended May 28, 2011. The provision increased primarily because the Company’s pre-tax income position in fiscal 2011 as compared to the pretax loss in fiscal 2010. To a lesser extent, the larger tax expense in fiscal 2011 reflects the impact of reducing deferred tax assets associated with tax deductible goodwill; this tax deductible goodwill decreases if the Company reduces its estimated fair value of contingent consideration payable. The Company also recorded tax charges of $1.5 million and $4.7 million for the years ended May 28, 2011 and May 29, 2010, respectively, to establish valuation allowances on certain foreign deferred tax assets. Realization of those tax assets is dependent upon generating sufficient future taxable income. In addition, the provision for taxes in fiscal 2011 and fiscal 2010 results from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The effective tax rate in both fiscal years disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and ISOs.

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

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 26, 2012. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 26, 2012	Feb. 25, 2012	Nov. 26, 2011	Aug. 27, 2011	May 28, 2011	Feb. 26, 2011	Nov. 27, 2010	Aug. 28, 2010
	(In thousands, except net income (loss) per common share)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(unaudited):
Revenue	$145,507	$143,294	$144,955	$138,007	$145,697	$137,607	$138,534	$123,708
Direct cost of services	86,988	89,667	90,034	85,835	90,189	86,672	83,787	74,423

Gross profit	58,519	53,627	54,921	52,172	55,508	50,935	54,747	49,285
Selling, general and administrative expenses	42,047	43,356	42,980	42,609	43,738	45,277	42,732	40,875
Employee portion of contingent consideration(1)	—	—	(500)	—	—	—	—	—
Contingent consideration adjustment(2)	—	—	(33,440)	—	(3,200)	(239)	(23,700)	1,287
Amortization of intangible assets	483	487	1,186	1,208	1,206	1,224	1,310	1,290
Depreciation expense	1,299	1,412	1,471	1,549	1,747	1,761	1,870	1,845

Income from operations	14,690	8,372	43,224	6,806	12,017	2,912	32,535	3,988
Interest income	(48)	(51)	(65)	(88)	(107)	(124)	(114)	(128)

Income before provision for income taxes	14,738	8,423	43,289	6,894	12,124	3,036	32,649	4,116
Provision for income taxes(3)	5,844	4,092	17,968	4,298	6,723	2,283	15,178	2,886

Net income	$8,894	$4,331	$25,321	$2,596	$5,401	$753	$17,471	$1,230

Net income per common share(4):
Basic	$0.21	$0.10	$0.58	$0.06	$0.12	$0.02	$0.38	$0.03

Diluted	$0.21	$0.10	$0.58	$0.06	$0.12	$0.02	$0.38	$0.03

(1)	The quarter ended November 26, 2011 includes the reversal of $500,000 that was an estimate of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition.
(2)	The quarters ended November 26, 2011, May 28, 2011 and November 27, 2010 include favorable adjustments of $33.4 million, $3.2 million and $23.7 million, respectively, related to revised estimates of the fair value of contingent consideration based upon updates to the probability weighted assessment of various projected EBITDA scenarios associated with the acquisition of Sitrick Brincko Group. The quarters ended February 26, 2011 and August 28, 2010 include ($239,000) and $1.3 million, respectively, related to the recognition of the change in the fair value of the contingent consideration liability (calculated from changes in the risk-free interest rate, used in determining the appropriate discount factor for time value of money purposes) associated with the acquisition of Sitrick Brincko Group. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.
(3)	The quarters ended May 28, 2011 and November 27, 2010 include valuation allowances of $711,000 and $769,000, respectively, provided on deferred tax assets, including certain foreign operating loss carryforwards.
(4)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows annually from operations since inception, and we continued to do so during the year ended May 26, 2012. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

At May 26, 2012, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for fixed assets, expiring at various dates. At May 26, 2012, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 26, 2012:

	Payments Due by Period
	Total	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	Thereafter
Contractual Obligations	(Amounts in thousands)
Operating lease obligations	$44,915	$12,065	$16,761	$11,678	$4,411

Purchase obligations	$2,138	$831	$1,112	$195	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2012. As of May 26, 2012, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 26, 2012, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $36.4 million in cash in fiscal 2012 compared to $26.1 million in fiscal 2011. Cash provided by operations in fiscal 2012 resulted from net income of $41.1 million, net unfavorable reconciling adjustments of $3.1 million (principally depreciation and amortization, stock compensation expense and contingent consideration) and by negative working capital changes of $1.6 million. In fiscal 2011, cash provided by operations resulted from net income of $24.9 million and unfavorable working capital changes of $5.2 million offset by positive reconciling adjustments of $6.4 million (principally depreciation and amortization, deferred taxes and stock-based compensation expense reduced by contingent consideration adjustments). The primary cause of the favorable change in operating cash flows between the two years was the Company’s higher level of net income in fiscal 2012 as compared to fiscal 2011. Significant non-cash items that changed unfavorably between the two fiscal years include a higher level of non-cash contingent consideration adjustments in fiscal 2012 related to the Company’s belief that no contingent consideration will be payable in November 2013 related to the acquisition of Sitrick Brincko Group based on projected earn-out scenarios and the related impact on deferred income taxes; a decrease in stock-based compensation expense (these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and were lower in fiscal 2012 as a result of lower levels of expense from the valuation of these option grants and stock purchases and lower stock option grant prices in recent quarters) and the reduction in non-cash depreciation and amortization as certain assets were fully depreciated or amortized in fiscal 2012. In addition, operating activities were favorably impacted by the reduction in accounts receivable and prepaid income taxes between the two years, offset by decreases in accounts payable and accrued salaries. The Company had $128.1 million in cash and cash equivalents and short-term investments at May 26, 2012.

As described in Note 3 — Contingent Consideration — to the Consolidated Financial Statements, we will be required to pay to the sellers of Sitrick Brincko Group contingent consideration following the fourth anniversary of the acquisition (after November 2013) if the average EBITDA calculated from each of the four one-year periods following the acquisition date exceeds $11.3 million. If, at the end of the four-year earn-out period, the Company determines that the average annual EBITDA exceeded $11.3 million, then the contingent consideration payable will be determined by multiplying the average annual EBITDA by 3.15. The Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company. For the two years ended November 26, 2011, the average annual EBITDA of Sitrick Brincko Group was approximately $6.5 million. The Company believes it is more likely than not that the average EBITDA will not exceed the threshold at the end of the four year earn-out period and therefore does not have an accrual for contingent consideration as of May 26, 2012.

Net cash used in investing activities was $20.5 million for fiscal 2012 compared to a source of cash of $876,000 for fiscal 2011. Cash received from the redemption of short-term investments (primarily commercial paper), net of cash used to purchase short-term investments, resulted in a source of cash of $5.0 million in fiscal 2011 compared to a use of cash of $17.7 million in fiscal 2012. However, the Company spent approximately $1.1 million less on property and equipment in fiscal 2012, compared to fiscal 2011.

Net cash used in financing activities totaled $49.1 million for the year ended May 26, 2012, compared to $20.7 million for the year ended May 28, 2011. The Company received approximately $4.3 million in fiscal 2012 from the exercise of employee stock options and issuance of shares via the Company’s ESPP compared to $8.7 million in the prior fiscal year. However, the Company used more cash in fiscal 2012 ($45.4 million) to purchase approximately 3.9 million shares of our common stock as compared to $24.4 million to purchase 1.7 million shares of common stock in fiscal 2011. In addition, payments for the Company’s dividend program were $5.5 million in fiscal 2011 (representing three dividend distributions after the announcement of the program in July 2010); while in fiscal 2012, payments for a full year of dividends amounted to $8.3 million.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 26, 2012.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 26, 2012, May 28, 2011 and May 29, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. At the end of fiscal 2012, we had approximately $128.1 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the year ended May 26, 2012, approximately 27.2% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 73% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 27% was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Euros, Canadian Dollars or Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

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

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resources Connection, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 26, 2012 and May 28, 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 26, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, Controls and Procedures. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

July 24, 2012

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 26, 2012	May 28, 2011
	(Amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$105,124	$139,624
Short-term investments	22,991	5,249
Trade accounts receivable, net of allowance for doubtful accounts of $3,992 and $4,860 as of May 26, 2012 and May 28, 2011, respectively	84,192	87,162
Prepaid expenses and other current assets	6,344	5,818
Income taxes receivable	1,241	4,059
Deferred income taxes	8,343	7,962

Total current assets	228,235	249,874
Goodwill	173,576	176,475
Intangible assets, net	4,232	7,920
Property and equipment, net	22,651	26,389
Deferred income taxes	833	14,400
Other assets	1,192	1,339

Total assets	$430,719	$476,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,301	$19,167
Accrued salaries and related obligations	38,912	41,340
Other liabilities	6,438	6,692

Total current liabilities	61,651	67,199
Other long-term liabilities, including estimated contingent consideration of $0 and $33,940 as of May 26, 2012 and May 28, 2011, respectively	3,200	36,472

Total liabilities	64,851	103,671

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 55,476 and 55,021 shares issued, and 41,973 and 45,389 shares outstanding as of May 26, 2012 and May 28, 2011, respectively	555	550
Additional paid-in capital	335,791	324,492
Accumulated other comprehensive (loss) income	(1,890)	3,442
Retained earnings	280,650	248,983
Treasury stock at cost, 13,503 and 9,632 shares at May 26, 2012 and May 28, 2011, respectively	(249,238)	(204,741)

Total stockholders’ equity	365,868	372,726

Total liabilities and stockholders’ equity	$430,719	$476,397

The accompanying notes are an integral part of these financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
	(Amounts in thousands, except net income (loss) per common share)
Revenue	$571,763	$545,546	$498,998
Direct cost of services	352,524	335,071	303,768

Gross profit	219,239	210,475	195,230
Selling, general and administrative expenses	170,992	172,622	182,985
Employee portion of contingent consideration	(500)	—	500
Contingent consideration adjustment	(33,440)	(25,852)	1,492
Amortization of intangible assets	3,364	5,030	3,496
Depreciation expense	5,731	7,223	8,544

Income (loss) from operations	73,092	51,452	(1,787)
Interest income	(252)	(473)	(656)

Income (loss) before provision for income taxes	73,344	51,925	(1,131)
Provision for income taxes	32,202	27,070	10,618

Net income (loss)	$41,142	$24,855	$(11,749)

Net income (loss) per common share
Basic	$0.94	$0.54	$(0.26)

Diluted	$0.94	$0.53	$(0.26)

Weighted average common shares outstanding
Basic	43,541	46,124	45,894

Diluted	43,599	46,489	45,894

Cash dividends declared per share	$0.20	$0.16	$—

The accompanying notes are an integral part of these financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Equity
	(Amounts in thousands)
Balances as of May 30, 2009	53,474	$535	$282,769	8,334	$(193,349)	$(307)	$248,269	$337,917
Exercise of stock options	419	4	4,517					4,521
Stock-based compensation expense related to share-based awards and employee stock purchases			15,437					15,437
Issuance of restricted stock	4		56					56
Tax shortfall from employee stock option plans			(1,127)					(1,127)
Issuance of common stock under Employee Stock Purchase Plan	370	4	5,276					5,280
Issuance of treasury stock for Sitrick Brincko Group acquisition			(496)	(822)	21,119		(4,486)	16,137
Issuance of treasury stock per employment agreements			(19)	(6)	107			88
Purchase of shares				496	(9,042)			(9,042)
Comprehensive Loss:
Currency translation adjustment						(4,277)		(4,277)
Net loss for the year ended May 29, 2010							(11,749)	(11,749)

Total comprehensive loss	—	—	—	—	—	—	—	(16,026)

Balances as of May 29, 2010	54,267	543	306,413	8,002	(181,165)	(4,584)	232,034	353,241
Exercise of stock options	379	4	4,542					4,546
Stock-based compensation expense related to share-based awards and employee stock purchases			9,669					9,669
Issuance of restricted stock	10		88					88
Tax shortfall from employee stock option plans			(390)					(390)
Issuance of common stock under Employee Stock Purchase Plan	365	3	4,149					4,152
Issuance of treasury stock per earn-out agreement				(15)	338		(69)	269
Issuance of restricted stock out of treasury stock to board of director members			21	(21)	483		(483)	21
Purchase of shares				1,666	(24,397)			(24,397)
Cash dividends ($0.16 per share)							(7,354)	(7,354)
Comprehensive Income:
Currency translation adjustment						8,026		8,026
Net income for the year ended May 28, 2011							24,855	24,855

Total comprehensive income	—	—	—	—	—	—	—	32,881

Balances as of May 28, 2011	55,021	550	324,492	9,632	(204,741)	3,442	248,983	372,726
Exercise of stock options	20	1	192					193
Stock-based compensation expense related to share-based awards and employee stock purchases			7,520					7,520
Issuance of restricted stock	5		80					80
Tax shortfall from employee stock option plans			(782)					(782)
Issuance of common stock under Employee Stock Purchase Plan	430	4	4,147					4,151
Issuance of restricted stock out of treasury stock to board of director members			142	(38)	888		(888)	142
Purchase of shares				3,909	(45,385)			(45,385)
Cash dividends ($0.20 per share)							(8,587)	(8,587)
Comprehensive Income:
Currency translation adjustment						(5,332)		(5,332)
Net income for the year ended May 26, 2012							41,142	41,142

Total comprehensive income	—	—	—	—	—	—	—	35,810

Balances as of May 26, 2012	55,476	$555	$335,791	13,503	$(249,238)	$(1,890)	$280,650	$365,868

The accompanying notes are an integral part of these financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$41,142	$24,855	$(11,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,095	12,253	12,040
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	7,742	9,778	15,493
Contingent consideration adjustment	(33,440)	(25,852)	1,492
Excess tax benefits from stock-based compensation	(238)	(491)	(657)
Loss on disposal of assets	478	50	168
Deferred income tax benefit	13,191	10,663	(1,263)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	525	(9,919)	(593)
Prepaid expenses and other current assets	(867)	(777)	(848)
Income taxes	1,844	465	4,879
Other assets	173	436	59
Accounts payable and accrued expenses	(2,140)	1,726	(772)
Accrued salaries and related obligations	(1,566)	1,832	(11,400)
Other liabilities	431	1,045	843

Net cash provided by operating activities	36,370	26,064	7,692

Cash flows from investing activities:
Redemption of short-term investments	36,500	31,987	53,996
Purchase of short-term investments	(54,242)	(26,990)	(43,748)
Business acquisitions, net of cash acquired	—	(269)	(28,262)
Purchase of property and equipment	(2,786)	(3,852)	(3,380)

Net cash (used in) provided by investing activities	(20,528)	876	(21,394)

Cash flows from financing activities:
Proceeds from exercise of stock options	193	4,546	4,521
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,151	4,152	5,280
Purchase of common stock	(45,385)	(24,397)	(9,042)
Cash dividends paid	(8,306)	(5,538)	—
Excess tax benefits from stock-based compensation	238	491	657

Net cash (used in) provided by financing activities	(49,109)	(20,746)	1,416

Effect of exchange rate changes on cash	(1,233)	2,771	(302)

Net (decrease) increase in cash	(34,500)	8,965	(12,588)
Cash and cash equivalents at beginning of period	139,624	130,659	143,247

Cash and cash equivalents at end of period	$105,124	$139,624	$130,659

The accompanying notes are an integral part of these financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services primarily under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company is organized around client service teams utilizing experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, legal and regulatory services in support of client-led projects and consulting initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The fiscal years ended May 26, 2012, May 28, 2011 and May 29, 2010 consisted of 52 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5% of revenue for each of the years ended May 26, 2012, May 28, 2011 and May 29, 2010. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $12.7 million, $12.6 million and $9.1 million for the years ended May 26, 2012, May 28, 2011 and May 29, 2010, respectively.

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

The following table summarizes the calculation of net income (loss) per share for the years ended May 26, 2012, May 28, 2011 and May 29, 2010 (in thousands, except per share amounts):

	2012	2011	2010
Net income (loss)	$41,142	$24,855	$(11,749)

Basic:
Weighted average shares	43,541	46,124	45,894
Diluted:
Weighted average shares	43,541	46,124	45,894
Potentially dilutive shares	58	365	—

Total dilutive shares	43,599	46,489	45,894

Net income (loss) per share:
Basic	$0.94	$0.54	$(0.26)
Dilutive	$0.94	$0.53	$(0.26)
Anti-dilutive shares not included above	8,138	6,385	6,299

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 26, 2012 and May 28, 2011, $23.0 million and $5.2 million, respectively, of the Company’s investment in debt securities had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year in either fiscal year 2012 or 2011. Commercial paper investments are measured using quoted prices in active markets for identical assets (level 1). There were no unrealized holding gains or losses as of May 26, 2012 and May 28, 2011. Short-term investments consist of the following: (in thousands):

	As of May 26, 2012		As of May 28, 2011
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$22,991	$22,991	$4,999	$4,999
Certificates of deposit	$—	$—	$250	$250

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Write-offs	Ending Balance
Years Ended:
May 29, 2010	$5,597	$—	$(118)	$(286)	$5,193
May 28, 2011	$5,193	$—	$114	$(447)	$4,860
May 26, 2012	$4,860	$—	$(14)	$(854)	$3,992

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

Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 26, 2012 and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 26, 2012. Other intangible assets with finite lives are subject to amortization and impairment reviews. No impairment was indicated as of May 26, 2012.

See Note 5 — Intangible Assets and Goodwill for a further description of the Company’s intangible assets.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. Contingent Consideration

Contingent consideration related to Sitrick Brincko Group

On November 20, 2009, the Company acquired certain assets of Sitrick And Company (“Sitrick Co”), a strategic communications firm, and Brincko Associates, Inc. (“Brincko”), a corporate advisory and restructuring firm, through the purchase of all of the outstanding membership interests in Sitrick Brincko Group, a Delaware limited liability company, formed for the purpose of the acquisition, pursuant to a Membership Interest Purchase Agreement by and among the Company, Sitrick Co, Michael S. Sitrick, an individual, Brincko and John P. Brincko, an individual (together with Mr. Sitrick, Sitrick Co and Brincko, the “Sellers”). Prior to the acquisition date, Mr. Sitrick and Nancy Sitrick were the sole shareholders of Sitrick Co and Mr. Brincko was the sole shareholder of Brincko. In addition, on the same date, the Company acquired the personal goodwill of Mr. Sitrick pursuant to a Goodwill Purchase Agreement by and between the Company and Mr. Sitrick (collectively with the Membership Interest Purchase Agreement, the “Acquisition Agreements”). Sitrick Brincko Group is now a wholly-owned subsidiary of the Company. By combining the specialized skill sets of the Sitrick Brincko Group with the Company’s existing consultant capabilities, geographic footprint and client base, the Company believes it has increased its ability to assist clients during challenging periods, particularly in the areas of management consulting, corporate advisory, strategic communications and restructuring services. This expected synergy gave rise to goodwill recorded as part of the purchase price of Sitrick Brincko Group.

Contingent consideration may be payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average (calculated from each of the four one-year periods following the acquisition date) earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $11.3 million. At the end of the four-year earn-out period, the Company will determine if the average annual EBITDA exceeded $11.3 million; if so, the contingent consideration payable is determined by multiplying the average annual EBITDA by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements). If Sitrick Brincko Group’s annual average EBITDA during the four-year earn-out period exceeds $11.3 million, the Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company.

Under current accounting rules for business combinations, obligations that are contingently payable based upon the occurrence of one or more future events are to be estimated and recorded as a discounted liability on the Company’s balance sheet even though the consideration is based on future events. On November 28, 2009, the Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the average EBITDA during the four-year earn-out measurement period and then assigned a probability weight to each scenario. In accordance with the Acquisition Agreements, the resultant probability-weighted average EBITDA amounts were then multiplied by 3.15. Because the contingent consideration is not subject to a ceiling and future EBITDA of Sitrick Brincko Group is theoretically unlimited, the range of the undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash adjustment (with related income tax adjustment) in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. The total adjustment potentially recorded each quarter is a combination of the assessment of actual and projected EBITDA scenarios as well as changes in the discount rate and time value of money each reporting period. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

Sitrick Brincko Group’s average EBITDA for the first two annual measurement periods was $6.5 million, approximately $4.8 million below the required $11.3 million base. Based upon the first two and a half years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the one and a half years remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, reduced the estimated fair value of the liability from $33.4 million to zero during the quarter ended November 26, 2011, representing a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations. On an after-tax basis, the fair value adjustment increased net income for the year ended May 26, 2012 by $20.4 million or $0.47 per share (including the impact of the employee portion of contingent consideration discussed below). For the year ended May 28, 2011, after assessing actual results and an updated evaluation of various projected EBITDA scenarios for the two and a half years remaining in the earn-out period, the Company recognized an adjustment of $25.9 million, reducing the estimated contingent consideration payable and resulting in a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations. On an after-tax basis, the fair value adjustment increased net income by $15.6 million or $0.34 per share for the year ended May 28, 2011.

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

In addition, under the terms of the acquisition agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned as of November 2013, the Company reversed its previously recorded estimate of $500,000 (and related tax effect of approximately $200,000) for the employee portion of contingent consideration for the year ended May 26, 2012. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred approximately $600,000 of transaction related costs during the quarter ended November 28, 2009; these expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended May 29, 2010.

The Company paid cash aggregating approximately $28.8 million and issued an aggregate of 822,060 shares of restricted common stock valued at approximately $16.1 million to Sitrick Co, Brincko and Mr. Sitrick for the acquisition. The following table summarizes the consideration transferred to acquire Sitrick Brincko Group and the amounts of the identified assets acquired and liabilities assumed, after adjustment, at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share amounts):

Cash	$28,750
Common stock—822,060 shares @ $19.63 (closing price on acquisition date)	16,137
Estimated contingent consideration, net of amount allocable to Sitrick Brincko Group employees	57,820

Total	$102,707

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$302
Accounts receivable	6,232
Prepaid expenses and other current assets	281
Intangible assets	10,050
Property and equipment, net	120
Other assets	124

Total identifiable assets	17,109

Accounts payable and accrued expenses	199
Accrued salaries and related obligations	1,638
Other current liabilities	755

Total liabilities assumed	2,592

Net identifiable assets acquired	14,517
Goodwill ($64,490) and deferred tax assets ($23,700)	88,190

Net assets acquired	$102,707

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

The purchase agreement for Xperianz, an Ohio-based provider of professional services acquired on May 12, 2009, required a possible contingent consideration payment of up to $1.1 million in additional cash in fiscal 2012 and was accounted for under business combination accounting rules effective prior to fiscal 2010. Xperianz did not meet the revenue and gross margin milestones set forth in the purchase agreement and therefore no further payments will be made.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 26, 2012	As of May 28, 2011
Building and land	$12,935	$12,935
Computers, equipment and software	18,336	20,027
Leasehold improvements	20,306	22,192
Furniture	10,054	10,562

	61,631	65,716
Less accumulated depreciation and amortization	(38,980)	(39,327)

	$22,651	$26,389

5. Intangible Assets and Goodwill

The following table presents details of our intangible assets and related accumulated amortization (in thousands):

	As of May 26, 2012			As of May 28, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships ( 2-7 years)	$17,786	$(15,769)	$2,017	$18,573	$(13,844)	$4,729
Consultant and customer database (1-5 years)	2,313	(2,269)	44	2,385	(2,210)	175
Non-compete agreements (1-5 years)	3,216	(1,721)	1,495	3,244	(1,144)	2,100
Trade name and trademark (5 years)	1,281	(605)	676	1,281	(365)	916

Total	$24,596	$(20,364)	$4,232	$25,483	$(17,563)	$7,920

The following table summarizes amortization expense for the years ended May 26, 2012, May 28, 2011 and May 29, 2010 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the years ending May 25, 2013, May 31, 2014, May 30, 2015, May 28, 2016 and May 27, 2017 (in thousands):

	2012	2011	2010
Amortization expense	$3,364	$5,030	$3,496

	2013	2014	2015	2016	2017
Expected amortization expense	$1,672	$1,615	$863	$—	$—

These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets reflects the impact of currency fluctuations between fiscal 2012 and 2011 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 26, 2012	May 28, 2011
Goodwill, beginning of year	$176,475	$172,632
Acquisitions (see Note 3)	—	538
Impact of foreign currency exchange rate changes	(2,899)	3,305

Goodwill, end of year	$173,576	$176,475

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
Current
Federal	$13,877	$13,265	$10,661
State	3,408	3,296	2,249
Foreign	1,702	(114)	(1,161)

	18,987	16,447	11,749

Deferred
Federal	11,056	8,454	(2,223)
State	2,594	1,688	(393)
Foreign	(435)	481	1,485

	13,215	10,623	(1,131)

	$32,202	$27,070	$10,618

Income (loss) before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
Domestic	$76,115	$62,511	$18,627
Foreign	(2,771)	(10,586)	(19,758)

	$73,344	$51,925	$(1,131)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.3%	6.2%	(106.8)%
Non-U.S. rate adjustments	1.0%	2.5%	(158.7)%
Stock options	0.8%	1.4%	(148.4)%
Valuation allowance	1.9%	7.1%	(510.8)%
Permanent items, primarily meals and entertainment	0.8%	1.4%	(50.2)%
Other, net	(0.9)%	(1.5)%	1.1%

Effective tax rate	43.9%	52.1%	(938.8)%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset consist of the following (in thousands):

	May 26, 2012	May 28, 2011
Deferred tax assets:
Allowance for doubtful accounts	$2,013	$1,749
Accrued compensation	3,668	3,076
Accrued expenses	2,928	3,355
Stock options and restricted stock	14,935	14,037
Contingent purchase consideration	—	14,140
Net operating losses	13,361	13,100
Property and equipment	2,395	2,490

Gross deferred tax asset	39,300	51,947

Valuation allowance	(12,648)	(12,500)

Gross deferred tax asset, net of valuation allowance	26,652	39,447

Deferred tax liabilities:
Goodwill and intangibles	(17,161)	(15,856)
State taxes	(315)	(1,229)

Total deferred tax liabilities	(17,476)	(17,085)

Net deferred tax asset	$9,176	$22,362

The Company had an income tax receivable of $1.2 million and $4.1 million as of May 26, 2012 and May 28, 2011.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s ESPP reduced income taxes payable by $300,000 and $1.0 million for the years ended May 26, 2012 and May 28, 2011, respectively.

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. During the years ended May 26, 2012 and May 28, 2011, the Company recorded valuation allowances of $1.5 million and $3.7 million, respectively, related to certain foreign operating loss carryforwards, including valuation allowances of $150,000 and $1.5 million, respectively, provided on foreign operating loss carryforwards of countries which were identified in the current year. The Company released $160,000 of valuation allowance during fiscal 2012 for a foreign entity for which realization is reasonably assured. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

The following table summarizes the activity in our valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 29, 2010	$2,432	$5,661	$(570)	$7,523
May 28, 2011	$7,523	$3,713	$1,264	$12,500
May 26, 2012	$12,500	$1,549	$(1,401)	$12,648

Deferred income taxes have not been provided on the undistributed earnings of approximately $26.5 million from the Company’s foreign subsidiaries as of May 26, 2012 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has foreign net operating loss carryforwards of $49.2 million, of which $11.6 million will begin to expire in 2016 through 2021 and the remaining amount can be carried forward indefinitely.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 26, 2012	May 28, 2011
Unrecognized tax benefits, beginning of year	$1,050	$1,059
Gross increases-tax positions in prior period	36	68
Gross decreases-tax positions in prior period	(94)	—
Gross increases-current period tax positions	—	22
Settlements	(36)	—
Lapse of statute of limitations	(212)	(99)

Unrecognized tax benefits, end of year	$744	$1,050

As of May 26, 2012 and May 28, 2011, the Company’s total liability for unrecognized gross tax benefits was $744,000 and $1.1 million, respectively, which, if ultimately recognized would impact the effective tax rate in future periods. As of May 26, 2012 and May 28, 2011, the unrecognized tax benefit includes $713,000 and $792,000, respectively, classified as long-term liability and $31,000 and $258,000, respectively, classified as short-term liability. An estimate of the range of reasonably possible change cannot be made at this time.

The Company’s major income tax jurisdiction is the U.S., with federal income taxes, subject to examination for fiscal 2010 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2008 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2007 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the fiscal year is immaterial, as of May 26, 2012, the Company has provided $201,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

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

8. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 26, 2012	May 28, 2011
Accrued salaries and related obligations	$11,464	$12,246
Accrued bonuses	13,486	14,932
Accrued vacation	13,962	14,162

	$38,912	$41,340

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2012. As of May 26, 2012, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 26, 2012, the Company was in compliance with all covenants included in the Credit Agreement.

10. Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 3%, 4% and 4% of revenue for the years ended May 26, 2012, May 28, 2011 and May 29, 2010, respectively.

11. Stockholders’ Equity

In July 2007, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million (the “July 2007 program”). The July 2007 program had $2.2 million remaining for purchases as of May 28, 2011, all of which was used during the three months ended August 27, 2011. In April 2011, the board of directors approved a new stock repurchase program, authorizing the purchase of common stock, at the discretion of the Company’s senior executives, for an aggregate dollar limit not to exceed $150 million (the “April 2011 program”). The April 2011 program commenced when the July 2007 program’s authorized limit had been met. During the years ended May 26, 2012 and May 28, 2011, the Company purchased approximately 3.9 million and 1.7 million shares of its common stock at an average price of $11.61 and $14.66 per share, respectively, on the open market for approximately $45.4 million and $24.4 million, respectively. As of May 26, 2012, approximately $106.8 million remains available for future repurchases of our common stock under the April 2011 program.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 26, 2012 and May 28, 2011, there were 41,973,000 and 45,389,000 shares of common stock outstanding, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 26, 2012 and May 28, 2011.

On May 10, 2002, the Company’s board of directors adopted a stockholder rights plan, pursuant to which a dividend of one preferred stock purchase right (the “rights”) was declared for each share of common stock outstanding at the close of business on May 28, 2002. Common stock issued after the record date had the same rights associated. The rights were not exercisable until the Distribution Date, which, unless extended by the board of directors, was 10 days after a person or group acquires 15% of the voting power of the common stock of the Company or announces a tender offer that could result in a person or group owning 15% or more of the voting power of the common stock of the Company (such person or group, an “Acquiring Person”). Each right, had it been triggered, would have entitled the owner to buy 1/100th of a share of a new series of the Company’s Junior Participating Preferred Stock at a purchase price of $120, subject to certain adjustments. On May 28, 2012, the above referenced rights plan expired by its own terms as the Board did not redeem, exchange or extend the plan.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 26, 2012, May 28, 2011 and May 29, 2010, the Company contributed approximately $4.4 million, $4.4 million and $4.1 million, respectively, to the plan as Company matching contributions.

13. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
Income taxes paid	$17,505	$15,023	$9,724
Non-cash investing and financing activities:
Acquisition of Kompetensslussen (2011 earn-out ) and Sitrick Brincko Group (2010):
Issuance of common stock	$—	$269	$16,137
Liability for contingent consideration	$—	$—	$59,292
Dividends declared, not paid	$2,097	$1,816	$—

14. Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 26, 2012, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for fixed assets, expiring at various dates through March, 2019. At May 26, 2012, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

Years Ending:	Operating Leases	Purchase Obligations
May 25, 2013	$12,065	$831
May 31, 2014	9,291	696
May 30, 2015	7,470	416
May 28, 2016	6,900	166
May 27, 2017	4,778	29
Thereafter	4,411	—

Total	$44,915	$2,138

Rent expense for the years ended May 26, 2012, May 28, 2011 and May 29, 2010 totaled $15.1 million, $16.2 million and $16.5 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company also leases to independent third parties approximately 20,800 square feet of the approximately 56,200 square foot corporate headquarters building located in Irvine, California. The Company has operating lease agreements with independent third parties expiring through October 2014. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $500,000, $282,000, and $86,000 in fiscal 2013, 2014 and 2015, respectively and none in fiscal 2016 and 2017.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

The Company entered into an amended and restated employment agreement in June 2008 with its chief executive officer, Donald Murray. This agreement expired on March 31, 2010 but automatically renews for additional one-year periods unless the Company or Mr. Murray provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Mr. Murray with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, the respective terms of which extend through July 31, 2013 but automatically renew for additional one year periods unless the Company or the named executive provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 7,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005 and the amendments to the Plan approved by stockholders at the Company’s 2008 and 2006 annual meetings of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 26, 2012, 1,293,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 43,351 and 25,789 shares of restricted stock during the fiscal years ended May 26, 2012 and May 28, 2011, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the share-based award activity under the Plan and the Prior Plan follows (amounts in thousands, except weighted average exercise price):

		Stock Options Outstanding
	Share-Based Awards Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price
Options outstanding at May 30, 2009	2,357	8,513		$20.63
Granted, at fair market value	(1,091)	1,091		$18.10
Restricted Stock (1)	(14)	—		$—
Exercised	—	(419)		$10.80
Forfeited (2)	699	(699)		$24.01

Options outstanding at May 29, 2010	1,951	8,486		$20.51
Granted, at fair market value	(1,164)	1,164		$18.64
Restricted Stock (1)	(64)	—		$—
Exercised	—	(357)		$12.37
Forfeited (2)	685	(684)		$22.30

Options outstanding at May 28, 2011	1,408	8,609		$20.45
Granted, at fair market value	(1,153)	1,153		$12.38
Restricted Stock (1)	(108)	—	$
Exercised	—	(20)		$9.73
Forfeited (2)	1,146	(1,145)		$19.48

Options outstanding at May 26, 2012	1,293	8,597		$19.53

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2004 Plan.
(2)	Amounts represent both stock options and restricted share awards forfeited.

The following table summarizes options outstanding as of May 26, 2012 and related weighted average exercise price and life information (number of options outstanding and intrinsic value in thousands):

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding	8,597	$19.53	5.73	$924,298
Exercisable	6,091	$21.19	4.45	$709,318

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.08 as of May 25, 2012 (the last actual trading day of fiscal 2012), which would have been received by the option holders had all option holders exercised their options as of that date.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total pre-tax intrinsic value related to stock options exercised during the years ended May 26, 2012 and May 28, 2011 was $55,000 and $2.1 million, respectively. The total estimated fair value of stock options that vested during the years ended May 26, 2012 and May 28, 2011 was $6.5 million and $9.7 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock (in thousands, except per share amounts):

	Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
Income before income taxes	$(7,742)	$(9,778)	$(15,493)

Net income	$(5,343)	$(6,482)	$(11,261)

Net income per share:
Basic	$(0.12)	$(0.14)	$(0.25)

Diluted	$(0.12)	$(0.14)	$(0.25)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 26, 2012, May 28, 2011 and May 29, 2010 was $4.63, $7.43 and $7.87, respectively, using the Black-Scholes model with the following assumptions:

Years Ended
	May 26, 2012	May 28, 2011	May 29, 2010
Expected volatility	43.3% - 47.0%	42.7% - 45.0%	42.5% - 45.0%
Risk-free interest rate	0.9% - 1.9%	1.3% - 2.9%	2.2% - 3.2%
Expected dividends	1.1% - 1.9%	0.8% - 1.3%	0.0%
Expected life	5.2 - 7.2 years	5.1 - 7.0 years	5.1 - 6.9 years

As of May 26, 2012, there was $14.1 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 33 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 26, 2012, May 28, 2011 and May 29, 2010 was $7.7 million, $9.8 million and $15.5 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. The Company granted 43,351, 25,789 and 5,479 shares of restricted stock for the years ended May 26, 2012, May 28, 2011 and May 29, 2010. Stock-based compensation expense for restricted shares for the years ended May 26, 2012, May 28, 2011 and May 29, 2010 was $212,000, $123,000 and $194,000. There were 58,923 unvested restricted shares, with approximately $736,000 of total unrecognized compensation cost as of May 26, 2012.

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

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 430,000, 365,000 and 370,000 shares of common stock pursuant to the ESPP for the years ended May 26, 2012, May 28, 2011 and May 29, 2010, respectively. There are 1,197,000 shares of common stock available for issuance under the ESPP as of May 26, 2012.

16. Segment Information and Enterprise Reporting

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

	Revenue for the Years Ended			Long-Lived Assets as of (1)
	May 26, 2012	May 28, 2011	May 29, 2010	May 26, 2012	May 28, 2011
United States	$416,489	$400,825	$373,617	$174,014	$178,866
The Netherlands	30,332	34,121	40,674	22,799	27,631
Other	124,942	110,600	84,707	3,646	4,287

Total	$571,763	$545,546	$498,998	$200,459	$210,784

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 26, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 26, 2012.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 26, 2012.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 26, 2012, as stated in their report on page 47.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 26, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2012,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION — FISCAL 2012,” in each case, in the Company’s proxy statement related to its 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 26, 2012:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	8,597,274	$19.53	2,490,164	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	8,597,274	$19.53	2,490,164

(1)	Consists of 1,197,000 shares available for issuance under the Company’s ESPP and 1,293,164 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISACAL YEAR 2012 — FEES” in the proxy statement related to the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 26, 2012 and May 28, 2011

Consolidated Statements of Operations for each of the three years in the period ended May 26, 2012

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended May 26, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended May 26, 2012

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and 6 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2	Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3	Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002).

4.4	Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).

10.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.3+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.4	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.5+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number	Description of Document

10.9+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.10	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).

10.11	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.12	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.13+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.14+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.15+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008).

10.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.18+	Resources Connection, Inc. Executive Incentive Plan FY 2011(incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2010).

10.19	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.20+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101.INS*‡	XBRL Instance.

101.SCH*‡	XBRL Taxonomy Extension Schema.

101.CAL*‡	XBRL Taxonomy Extension Calculation.

101.DEF*‡	XBRL Taxonomy Extension Definition.

101.LAB*‡	XBRL Taxonomy Extension Labels.

101.PRE*‡	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/S/ NATHAN W. FRANKE
Nathan W. Franke
Chief Financial Officer

Date: July 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DONALD B. MURRAY Donald B. Murray	Executive Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	July 24, 2012

/S/ NATHAN W. FRANKE Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	July 24, 2012

/S/ ANTHONY CHERBAK Anthony Cherbak	Chief Operating Officer, Executive Vice President and Director	July 24, 2012

/S/ SUSAN J. CRAWFORD Susan J. Crawford	Director	July 24, 2012

/S/ NEIL DIMICK Neil Dimick	Director	July 24, 2012

/S/ ROBERT KISTINGER Robert Kistinger	Director	July 24, 2012

/S/ A. ROBERT PISANO A. Robert Pisano	Director	July 24, 2012

/S/ ANNE SHIH Anne Shih	Director	July 24, 2012

/S/ JOLENE SYKES SARKIS Jolene Sykes Sarkis	Director	July 24, 2012

/S/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	July 24, 2012

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2	Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.3	Rights Agreement, dated as of May 10, 2002, between Resources Connection, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on May 29, 2002).

4.4	Certificate of Designations of Junior Participating Preferred Stock of Resources Connection, Inc., dated as of May 24, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of May 29, 2002).

10.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.3+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.4	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.5+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number	Description of Document

10.9+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.10	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).

10.11	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.12	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.13+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.14+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.15+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filing of July 21, 2008).

10.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.18+	Resources Connection, Inc. Executive Incentive Plan FY 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2010).

10.19	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.20+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101.INS*‡	XBRL Instance.

101.SCH*‡	XBRL Taxonomy Extension Schema.

101.CAL*‡	XBRL Taxonomy Extension Calculation.

101.DEF*‡	XBRL Taxonomy Extension Definition.

101.LAB*‡	XBRL Taxonomy Extension Labels.

101.PRE*‡	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.