Form 10-Q
period 2012-08-25
RESOURCES CONNECTION INC
filed 2012-10-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2012

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

As of September 24, 2012, there were approximately 41,467,169 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 25, 2012	May 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$112,872	$105,124
Short-term investments	9,997	22,991
Trade accounts receivable, net of allowance for doubtful accounts of $3,828 and $3,992 as of August 25, 2012 and May 26, 2012, respectively	86,208	84,192
Prepaid expenses and other current assets	4,807	6,344
Income taxes receivable	—	1,241
Deferred income taxes	8,343	8,343

Total current assets	222,227	228,235
Goodwill	173,702	173,576
Intangible assets, net	3,804	4,232
Property and equipment, net	22,079	22,651
Deferred income taxes	1,479	833
Other assets	2,506	1,192

Total assets	$425,797	$430,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,515	$16,301
Accrued salaries and related obligations	33,613	38,912
Other liabilities	7,468	6,438

Total current liabilities	56,596	61,651
Other long-term liabilities	5,250	3,200

Total liabilities	61,846	64,851

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 55,734 and 55,476 shares issued, and 41,466 and 41,973 shares outstanding as of August 25, 2012 and May 26, 2012, respectively	557	555
Additional paid-in capital	339,685	335,791
Accumulated other comprehensive loss	(1,117)	(1,890)
Retained earnings	282,990	280,650
Treasury stock at cost, 14,268 and 13,503 shares at August 25, 2012 and May 26, 2012, respectively	(258,164)	(249,238)

Total stockholders’ equity	363,951	365,868

Total liabilities and stockholders’ equity	$425,797	$430,719

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 25, 2012	August 27, 2011
Revenue	$136,933	$138,007
Direct cost of services, primarily payroll and related taxes for professional services employees	83,544	85,835

Gross margin	53,389	52,172
Selling, general and administrative expenses	42,060	42,609
Amortization of intangible assets	426	1,208
Depreciation expense	1,191	1,549

Income from operations	9,712	6,806
Interest income	(48)	(88)

Income before provision for income taxes	9,760	6,894
Provision for income taxes	4,928	4,298

Net income	$4,832	$2,596

Net income per common share:
Basic	$0.12	$0.06

Diluted	$0.12	$0.06

Weighted average common shares outstanding:
Basic	41,720	45,173

Diluted	41,774	45,224

Cash dividends declared per share	$0.06	$0.05

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 25, 2012	August 27, 2011
COMPREHENSIVE INCOME:
Net income	$4,832	$2,596
Foreign currency translation adjustment, net of tax	773	936

Total comprehensive income	$5,605	$3,532

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Three Months Ended
August 25, 2012
COMMON STOCK-SHARES:
Balance at beginning of period	55,476
Exercise of stock options	30
Issuance of common stock under Employee Stock Purchase Plan	228

Balance at end of period	55,734

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$555
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$557

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$335,791
Exercise of stock options	225
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	1,813
Tax shortfall from employee stock option plans	(195)
Issuance of common stock under Employee Stock Purchase Plan	2,051

Balance at end of period	$339,685

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(1,890)
Currency translation adjustment	773

Balance at end of period	$(1,117)

RETAINED EARNINGS:
Balance at beginning of period	$280,650
Cash dividends declared ($0.06 per share)	(2,492)
Net income	4,832

Balance at end of period	$282,990

TREASURY STOCK-SHARES:
Balance at beginning of period	13,503
Purchase of shares	765

Balance at end of period	14,268

TREASURY STOCK-COST:
Balance at beginning of period	$(249,238)
Purchase of shares	(8,926)

Balance at end of period	$(258,164)

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 25, 2012	August 27, 2011
Cash flows from operating activities:
Net income	$4,832	$2,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,617	2,757
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	1,813	1,932
Excess tax benefits from stock-based compensation	(7)	(6)
Loss on disposal of assets	17	12
Deferred income tax benefit	(626)	(580)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,521)	1,793
Prepaid expenses and other current assets	298	(1,322)
Income taxes	2,818	3,202
Other assets	34	(2)
Accounts payable and accrued expenses	(1,297)	(3,995)
Accrued salaries and related obligations	(5,479)	(5,220)
Other liabilities	1,207	406

Net cash provided by operating activities	3,706	1,573

Cash flows from investing activities:
Redemption of short-term investments	18,000	5,250
Purchase of short-term investments	(5,006)	(5,250)
Purchase of property and equipment	(590)	(1,011)

Net cash provided by (used in) investing activities	12,404	(1,011)

Cash flows from financing activities:
Proceeds from exercise of stock options	225	29
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,053	2,306
Purchase of common stock	(8,926)	(16,626)
Cash dividends paid	(2,097)	(1,816)
Excess tax benefits from stock-based compensation	7	6

Net cash used in financing activities	(8,738)	(16,101)

Effect of exchange rate changes on cash	376	483

Net increase (decrease) in cash	7,748	(15,056)
Cash and cash equivalents at beginning of period	105,124	139,624

Cash and cash equivalents at end of period	$112,872	$124,568

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 25, 2012 and August 27, 2011

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2013 and 2012 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 25, 2012 and August 27, 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 26, 2012, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration of Sitrick Brincko Group requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and related tax balances and, therefore, materially affect the Company’s future financial results and financial condition.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.5 million and $3.4 million for the three months ended August 25, 2012 and August 27, 2011, respectively.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations.

Net Income Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 25, 2012	August 27, 2011
Net income	$4,832	$2,596

Basic:
Weighted average shares	41,720	45,173

Diluted:
Weighted average shares	41,720	45,173
Potentially dilutive shares	54	51

Total dilutive shares	41,774	45,224

Net income per share:
Basic	$0.12	$0.06
Dilutive	$0.12	$0.06
Anti-dilutive shares not included above	8,360	8,359

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant (options) or date of purchase (ESPP).

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock options vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2004 Performance Incentive Plan (“2004 Plan”). The Company determines the estimated value of stock options using the Black-Scholes valuation model. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

See Note 8 — Stock-Based Compensation Plans for further information on stock-based compensation.

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

Contingent consideration may be payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) (calculated from each of the four one-year periods following the acquisition date) of Sitrick Brincko Group exceed $11.3 million. At the end of the four-year earn-out period, the Company will determine if the average annual EBITDA exceeded $11.3 million; if so, the contingent consideration payable is determined by multiplying the average annual EBITDA by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements). If Sitrick Brincko Group’s annual average EBITDA during the four-year earn-out period exceeds $11.3 million, the Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company.

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

Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash adjustment (with related income tax adjustment) in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. The total adjustment potentially recorded each quarter is a combination of the assessment of actual and projected EBITDA scenarios as well as changes in the discount rate and time value of money each reporting period. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

Sitrick Brincko Group’s average EBITDA for the first two annual measurement periods was $6.5 million, approximately $4.8 million below the required $11.3 million base. Based upon the first two and three quarter years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the one and a quarter years remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013. The estimated fair value of the contingent consideration liability was reduced to zero during the quarter ended November 26, 2011.

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

The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential operating result scenarios and discount rates. Although the Company believes that there will be no earn-out payment due in November 2013, it will continue to periodically review actual EBITDA results and an updated assessment of various probability weighted projected EBITDA scenarios of Sitrick Brincko Group; if circumstances change and the Company determines that an earn-out payment may be due, such future revisions would materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results.

In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned as of November 2013, the Company has no accrual for the employee portion of contingent consideration as of August 25, 2012. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

4. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of August 25, 2012			As of May 26, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-7 years)	$17,800	$(15,977)	$1,823	$17,786	$(15,769)	$2,017
Consultant and customer database (1-5 years)	2,314	(2,294)	20	2,313	(2,269)	44
Non-compete agreements (1-5 years)	3,223	(1,878)	1,345	3,216	(1,721)	1,495
Trade name and trademark (5 years)	1,281	(665)	616	1,281	(605)	676

Total	$24,618	$(20,814)	$3,804	$24,596	$(20,364)	$4,232

The following table summarizes amortization expense for the three months ended August 25, 2012 and August 27, 2011 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the years ending May 25, 2013, May 31, 2014, May 30, 2015, May 28, 2016 and May 27, 2017 (in thousands):

	Three Months Ended
	August 25, 2012	August 27, 2011
Amortization expense	$426	$1,208

	Fiscal Years Ending
	2013	2014	2015	2016	2017
Expected amortization expense	$1,670	$1,616	$863	$—	$—

These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets reflects the impact of currency fluctuations between fiscal 2013 and 2012 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Three Months Ended
	August 25, 2012	August 27, 2011
Goodwill, beginning of year	$173,576	$176,475
Impact of foreign currency exchange rate changes	126	288

Goodwill, end of period	$173,702	$176,763

5. Income Taxes

The Company’s provision for income taxes was $4.9 million (effective tax rate of approximately 50%) and $4.3 million (effective tax rate of approximately 62%) for the three months ended August 25, 2012 and August 27, 2011, respectively.

The provision for income taxes in the first quarter of fiscal 2013 and 2012 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period decrease in the effective tax rate results primarily from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $631,000 and $605,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2013 and 2012, respectively.

6. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. During the three months ended August 25, 2012 and August 27, 2011, the Company purchased approximately 765,000 and 1.5 million shares of its common stock at an average price of $11.67 and $11.38 per share, respectively, on the open market for approximately $8.9 million and $16.6 million, respectively. As of August 25, 2012, approximately $97.8 million remains available for future repurchases of our common stock under the stock repurchase program.

7. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Three Months Ended
	August 25, 2012	August 27, 2011
Non-cash financing activities:
Dividends declared, not paid	$2,492	$2,207

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of August 25, 2012, the Company had outstanding grants under the 2004 Plan and the 1999 Long Term Incentive Plan (“1999 Plan”). The 2004 Plan serves as the successor to the 1999 Plan. At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Outstanding awards under the 1999 Plan that expire or terminate without having been exercised roll over to the 2004 Plan. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of August 25, 2012, 1,412,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

The following table summarizes the stock option activity for the three months ended August 25, 2012 (number of options and intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 26, 2012	8,597	$19.53	5.73	$924
Granted, at fair market value	37	12.16
Exercised	(30)	7.37
Forfeited	(141)	19.65

Outstanding at August 25, 2012	8,463	$19.54	5.51	$554

Exercisable at August 25, 2012	5,988	$21.22	4.23	$415

Stock-Based Compensation Expense

As of August 25, 2012, there was $12.5 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 31 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended August 25, 2012 and August 27, 2011 was $1.8 million and $1.9 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. There were no capitalized share-based compensation costs for the three months ended August 25, 2012 and August 27, 2011.

The weighted average estimated fair value per share of employee stock options granted during the three months ended August 25, 2012 was $4.20 using the Black-Scholes model with the following assumptions:

Three Months Ended
August 25, 2012
Expected volatility	46.8%
Risk-free interest rate	0.7%
Expected dividends	2.1%
Expected life	5.2 years

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 25, 2012. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 25, 2012 and August 27, 2011 was $134,000 and $1,000, respectively.

The Company granted no shares of restricted stock during both the three months ended August 25, 2012 and August 27, 2011. Stock-based compensation expense for restricted shares for the three months ended August 25, 2012 and August 27, 2011 was $62,000 and $44,000, respectively. There were 58,675 unvested restricted shares, with approximately $660,000 of total unrecognized compensation cost, as of August 25, 2012.

The Company recognizes compensation expense for only the portion of stock options and restricted stock units that are expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. For the three months ended August 25, 2012 and August 27, 2011, gross excess tax benefits totaled $7,000 and $6,000, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 228,000 and 430,000 shares of common stock pursuant to the ESPP for the three months ended August 25, 2012 and the year ended May 26, 2012, respectively. There were 969,000 shares of common stock available for issuance under the ESPP as of August 25, 2012.

9. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended May 26, 2012. Summarized information regarding the Company’s domestic and international operations is shown in the following table (in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 25, 2012	August 27, 2011	August 25, 2012	May 26, 2012
United States	$104,790	$100,256	$173,446	$174,014
The Netherlands	5,827	8,031	22,519	22,799
Other	26,316	29,720	3,620	3,646

Total	$136,933	$138,007	$199,585	$200,459

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

10. Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The guidance allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it is more likely than not that the asset is impaired, a calculation of the asset’s fair value is required. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Testing Goodwill for Impairment. In September 2011, the FASB issued revised authoritative guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. The adoption of this guidance during the three months ended August 25, 2012 did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income. In June 2011, the FASB issued new guidance on the presentation of comprehensive income which requires a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Except for the inclusion of the new Consolidated Statements of Comprehensive Income, the adoption of this guidance during the three months ended August 25, 2012 did not have an impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures. In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance during the three months ended August 25, 2012 did not have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Part II Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 26, 2012 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global is a multinational professional services firm that provides its global client base with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, legal and regulatory services in support of client-led projects and consulting initiatives. We assist our clients with discrete projects requiring specialized expertise in numerous areas, including:

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of August 25, 2012, we served clients from offices in 21 countries, including 27 international offices and 50 offices in the United States.

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

Under the terms of our Acquisition Agreements for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge in the Company’s Consolidated Statement of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability may fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. As of August 25, 2012, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date or any adjustment amounts recorded in the Company’s Consolidated Statement of Operations for the three months ended August 25, 2012.

In addition, under the terms of our Acquisition Agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition. As of August 25, 2012, the Company believes it is more likely than not that there will not be an employee portion of contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date.

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

Stock-based compensation — Under our 2004 Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends (currently $0.06 per share) is also incorporated in determining the estimated value per share of employee stock option grants. The Company’s historical expected life of stock options is 5.2 years for non-officers and 7.2 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to the grant date fair value of stock-based awards at least annually.

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

	For the Three Months Ended
	August 25, 2012	August 27, 2011
	(Amounts in thousands)
Revenue	$136,933	$138,007
Direct cost of services	83,544	85,835

Gross margin	53,389	52,172
Selling, general and administrative expenses	42,060	42,609
Amortization of intangible assets	426	1,208
Depreciation expense	1,191	1,549

Income from operations	9,712	6,806
Interest income	(48)	(88)

Income before provision for income taxes	9,760	6,894
Provision for income taxes	4,928	4,298

Net income	$4,832	$2,596

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as our earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and contingent consideration adjustments (“Adjusted EBITDA”). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the three months ended August 25, 2012 and August 27, 2011 and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	For the Three Months Ended
	August 25, 2012	August 27, 2011
	(Amounts in thousands)
Net income	$4,832	$2,596
Adjustments:
Amortization of intangible assets	426	1,208
Depreciation expense	1,191	1,549
Interest income	(48)	(88)
Provision for income taxes	4,928	4,298

EBITDA	11,329	9,563
Stock-based compensation expense	1,813	1,932

Adjusted EBITDA	$13,142	$11,495

Revenue	$136,933	$138,007

Adjusted EBITDA Margin	9.6%	8.3%

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

Further, Adjusted EBITDA and Adjusted EBITDA Margin have the following limitations:

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

•	Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended August 25, 2012 Compared to Three Months Ended August 27, 2011

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue . Revenue decreased $1.1 million, or 0.8%, to $136.9 million for the three months ended August 25, 2012 from $138.0 million for the three months ended August 27, 2011. We deliver our services to clients in a similar fashion across the globe. We believe clients engage us to help implement initiatives to improve efficiencies within their organizations and this can lead to improved awareness of our service offerings through completed and on-going engagements. In the first quarter of fiscal 2013, revenue increased in North America over the amount for the first quarter of fiscal 2012 but was down in Europe and Asia Pacific. In the first quarter of fiscal 2013, we believe our international operations were impacted by the continuing global economic uncertainty, particularly in Europe; European results also were impacted by the strengthening dollar during the most recent quarter as compared to the prior year.

The number of hours worked in the first quarter of fiscal 2013 increased about 1.9% compared with the prior year first quarter while average bill rates declined about 2.3%, attributable to the impact of unfavorable currency rate changes between the first quarter of this year and last year. In addition, the revenue decrease in the quarter is partially attributable to client reimbursement revenue which declined approximately 28% compared with the prior year’s first quarter. The number of consultants on assignment as of August 25, 2012 was 2,284 compared to 2,297 consultants engaged as of August 27, 2011.

We operated 77 (27 abroad) and 80 (29 abroad) offices as of August 25, 2012 and August 27, 2011, respectively; the decrease quarter-over-quarter is because we consolidated certain offices in contiguous areas. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Three Months Ended			% of Total
	August 25, 2012	August 27, 2011	% Change	August 25, 2012	August 27, 2011
North America	$107,946	$104,070	3.7%	78.8%	75.4%
Europe	19,031	23,284	(18.3%)	13.9%	16.9%
Asia Pacific	9,956	10,653	(6.5%)	7.3%	7.7%

Total	$136,933	$138,007	(0.8%)	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2012 conversion rates, international revenues would have been higher than reported under GAAP by $2.7 million in the first quarter of fiscal 2013.

Direct Cost of Services . Direct cost of services decreased $2.3 million, or 2.7%, to $83.5 million for the three months ended August 25, 2012 from $85.8 million for the three months ended August 27, 2011. The decrease was primarily attributable to the impact of the strengthening U.S. dollar against currencies in countries in which we operate during the most recent quarter as compared to the prior year (which also contributed to the 3.1% decrease between the two periods in the average pay rate per hour to our consultants). Client reimbursable expenses also declined about 23%. The decrease in rate per hour was offset by an increase in the number of hours worked of 1.9% in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. The direct cost of services percentage of revenue was 61.0% and 62.2% for the three months ended August 25, 2012 and August 27, 2011, respectively. The improvement in the direct cost of services percentage between the quarters resulted from the current quarter favorable change in the bill rate/pay rate ratio and the decrease in the amount of zero gross margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses . Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 30.7% and 30.9% for the quarters ended August 25, 2012 and August 27, 2011, respectively. S, G & A decreased $500,000, or 1.2%, to $42.1 million for the three months ended August 25, 2012 from $42.6 million for the three months ended August 27, 2011.

The decrease quarter-over-quarter is primarily related to the impact of currency exchange rates between the two periods. Management and administrative headcount decreased from 720 at the end of the first quarter of fiscal 2012 to 675 at the end of the first quarter of fiscal 2013.

Sequential Operations . On a sequential quarter basis, fiscal 2013 first quarter revenues decreased approximately 5.9%, from $145.5 million to $136.9 million, primarily attributable to the impact of unfavorable currency rate changes during the current quarter as compared to the preceding quarter (currency impact was the principal cause of the 1.6% decline in average bill rates). Billable hours worked also declined 4.2%. The Company’s sequential revenue decreased in North America (3.6%), Asia Pacific (2.9%) and Europe (18.1%). The revenue in the United States and Europe was impacted by increased vacation time taken by our consultants during the summer holiday season as compared to the fourth quarter; Europe and Asia Pacific were also impacted by the strengthening U.S. dollar. The direct cost of services percentage of revenue increased from 59.8% in the fourth quarter of fiscal 2012 to 61.0% in the first quarter of fiscal 2013; this increase was primarily attributable to paid holidays in the United States in the first quarter of fiscal 2013 (Memorial Day and July 4th) while the fourth quarter had no paid holidays. The Company believes the direct cost of services percentage will decrease in the second quarter due to an expected improvement in leverage as the summer vacation season ends. The ratio of S,G & A to revenue increased from 28.9% for the quarter ended May 26, 2012 to 30.7% for the quarter ended August 25, 2012, due to decreased leverage as a result of lower revenue in the first quarter of fiscal 2013.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to the employee portion of contingent consideration and contingent consideration were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration). Based upon the first two and three quarter years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios used in determining the contingent consideration liability for the one and a quarter years remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and therefore no amounts are recorded in the Company’s Consolidated Statement of Operations for the quarter ended August 25, 2012. The estimated fair value of the contingent consideration liability was reduced to zero during the quarter ended November 26, 2011.

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

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $426,000 for the three months ended August 25, 2012 from $1.2 million for the three months ended August 27, 2011. The decrease is the result of the completion of amortization on certain identifiable intangible assets. Based upon identified intangible assets recorded at August 25, 2012, the Company anticipates amortization expense related to identified intangible assets to approximate $1.7 million during the fiscal year ending May 25, 2013.

Depreciation expense was $1.2 million for the three months ended August 25, 2012 compared to $1.5 million for the three months ended August 27, 2011. Depreciation decreased as a number of assets were fully depreciated during fiscal 2012 and the Company slowed the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $48,000 in the first quarter of fiscal 2013 compared to $88,000 in the first quarter of fiscal 2012. The decrease in interest income in the first quarter of fiscal 2013 is primarily the result of lower interest rates available as compared to the prior year’s first quarter and, to a lesser extent, lower available cash balances for investment.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of August 25, 2012, the Company also has $10.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes . The Company’s provision for income taxes was $4.9 million (effective tax rate of approximately 50%) and $4.3 million (effective tax rate of approximately 62%) for the three months ended August 25, 2012 and August 27, 2011, respectively.

The provision for income taxes in the first quarter of fiscal 2013 and 2012 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $631,000 and $605,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2013 and 2012, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Comparability of Quarterly Results . Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A—Risk Factors. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

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

As of August 25, 2012, the Company had $122.9 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 29, 2012. The Company currently intends to renew the agreement following its expiration. As of August 25, 2012, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of August 25, 2012, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $3.7 million in cash for the three months ended August 25, 2012 compared to $1.6 million for the three months ended August 27, 2011. Cash provided by operations in the first three months of fiscal 2013 resulted from net income of $4.8 million and non-cash items of $2.8 million, offset by net unfavorable changes in operating assets and liabilities of $3.9 million. In the first three months of fiscal 2012, cash provided by operations resulted from net income of $2.6 million and non-cash items of $4.1 million, offset by unfavorable net changes in operating assets and liabilities of $5.1 million. Non-cash items include depreciation and amortization (which decreased between the two periods as several intangible assets became fully amortized in fiscal 2012) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company.

Net cash provided by investing activities was $12.4 million for the first three months of fiscal 2013 compared to net cash used in investing activities of $1.0 million in the comparable prior year period. Cash from redemption of short-term investments offset cash used to purchase short-term investments (primarily commercial paper) in the first three months of fiscal 2013 by approximately $13 million as compared to a net zero amount in the first three months of fiscal 2012. Purchases of property and equipment decreased approximately $400,000 between the two periods.

Net cash used in financing activities totaled $8.7 million for the three months ended August 25, 2012, compared to $16.1 million for the three months ended August 27, 2011. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about the same between the two periods. However, the Company used $16.6 million in the first three months of fiscal 2012 to purchase approximately 1.5 million shares of its common stock on the open market versus $8.9 million in the first three months of the current fiscal year to purchase approximately 765,000 shares. The Company also paid dividends on its common stock of $2.1 million in the first three months of fiscal 2013, approximately $300,000 higher than the year before. The Company’s board of directors declared a quarterly cash dividend of $0.06 per common share on July 31, 2012. The dividend of approximately $2.5 million, paid on September 20, 2012, is accrued in the Company’s Consolidated Balance Sheet as of August 25, 2012.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in office premises and capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of August 25, 2012, we had approximately $122.9 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended August 25, 2012, approximately 23.4% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 72% of our balances of cash, cash equivalents and short-term investments as of August 25, 2012 were denominated in United States dollars. The remaining amount of approximately 28% was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Canadian Dollars or Euros. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 25, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 25, 2012. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 25, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2012, which was filed with the Securities and Exchange Commission on July 24, 2012. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

Our international activities cause us to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

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

The Company invests its cash, cash equivalents and short-term investments in United States treasuries and government agencies, foreign and domestic bank deposits, money market funds, commercial paper and certificates of deposit. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

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

In addition, in accordance with generally accepted accounting principles (“GAAP”), we estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Each reporting period, we will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in our consolidated statement of operations. Our estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the year ended May 26, 2012. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2011, our board of directors approved a stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. This program commenced in July 2011 when the previous program’s authorized limit had been met. The table below provides information regarding our stock repurchases made during the first quarter of fiscal 2013 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
May 27, 2012 —June 23, 2012	315,700	$11.81	315,700	$103,041,123
June 24, 2012 —July 21, 2012	70,000	$12.05	70,000	$102,197,773
July 22, 2012 — August 25, 2012	379,000	$11.49	379,000	$97,843,698

Total May 27, 2012 — August 25, 2012	764,700	$11.67	764,700	$97,843,698

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 4, 2012	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 4, 2012	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2	Second Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on July 26, 2012).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*‡	XBRL Instance.

101.SCH*‡	XBRL Taxonomy Extension Schema.

101.CAL*‡	XBRL Taxonomy Extension Calculation.

101.DEF*‡	XBRL Taxonomy Extension Definition.

101.LAB*‡	XBRL Taxonomy Extension Labels.

101.PRE*‡	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.