Form 10-Q
period 2012-11-24
RESOURCES CONNECTION INC
filed 2013-01-03
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2012

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

As of December 19, 2012, there were approximately 41,004,862 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 24, 2012	May 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$93,935	$105,124
Short-term investments	19,993	22,991
Trade accounts receivable, net of allowance for doubtful accounts of $3,670 and $3,992 as of November 24, 2012 and May 26, 2012, respectively	93,538	84,192
Prepaid expenses and other current assets	4,209	6,344
Income taxes receivable	1,580	1,241
Deferred income taxes	8,343	8,343

Total current assets	221,598	228,235
Goodwill	174,281	173,576
Intangible assets, net	3,424	4,232
Property and equipment, net	21,756	22,651
Deferred income taxes	1,539	833
Other assets	2,502	1,192

Total assets	$425,100	$430,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,927	$16,301
Accrued salaries and related obligations	35,008	38,912
Other liabilities	5,933	6,438

Total current liabilities	57,868	61,651
Other long-term liabilities	4,206	3,200

Total liabilities	62,074	64,851

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 55,816 and 55,476 shares issued, and 41,005 and 41,973 shares outstanding as of November 24, 2012 and May 26, 2012, respectively	558	555
Additional paid-in capital	342,028	335,791
Accumulated other comprehensive loss	(826)	(1,890)
Retained earnings	286,394	280,650
Treasury stock at cost, 14,811 and 13,503 shares at November 24, 2012 and May 26, 2012, respectively	(265,128)	(249,238)

Total stockholders’ equity	363,026	365,868

Total liabilities and stockholders’ equity	$425,100	$430,719

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Revenue	$141,197	$144,955	$278,130	$282,962
Direct cost of services, primarily payroll and related taxes for professional services employees	85,987	90,034	169,531	175,869

Gross margin	55,210	54,921	108,599	107,093
Selling, general and administrative expenses	42,342	42,980	84,402	85,589
Employee portion of contingent consideration	—	(500)	—	(500)
Contingent consideration adjustment	—	(33,440)	—	(33,440)
Amortization of intangible assets	434	1,186	860	2,394
Depreciation expense	1,172	1,471	2,363	3,020

Income from operations	11,262	43,224	20,974	50,030
Interest income	(50)	(65)	(98)	(153)

Income before provision for income taxes	11,312	43,289	21,072	50,183
Provision for income taxes	5,448	17,968	10,376	22,266

Net income	$5,864	$25,321	$10,696	$27,917

Net income per common share:
Basic	$0.14	$0.58	$0.26	$0.63

Diluted	$0.14	$0.58	$0.26	$0.63

Weighted average common shares outstanding:
Basic	41,292	43,760	41,506	44,468

Diluted	41,359	43,797	41,567	44,512

Cash dividends declared per share	$0.06	$0.05	$0.12	$0.10

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
COMPREHENSIVE INCOME:

Net income	$5,864	$25,321	$10,696	$27,917
Foreign currency translation adjustment, net of tax	291	(4,267)	1,064	(3,331)

Total comprehensive income	$6,155	$21,054	$11,760	$24,586

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Six Months Ended
November 24, 2012
COMMON STOCK-SHARES:
Balance at beginning of period	55,476
Exercise of stock options	112
Issuance of common stock under Employee Stock Purchase Plan	228

Balance at end of period	55,816

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$555
Exercise of stock options	1
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$558

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$335,791
Exercise of stock options	940
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	3,638
Tax shortfall from employee stock option plans	(392)
Issuance of common stock under Employee Stock Purchase Plan	2,051

Balance at end of period	$342,028

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(1,890)
Currency translation adjustment	1,064

Balance at end of period	$(826)

RETAINED EARNINGS:
Balance at beginning of period	$280,650
Cash dividends declared ($0.12 per share)	(4,952)
Net income	10,696

Balance at end of period	$286,394

TREASURY STOCK-SHARES:
Balance at beginning of period	13,503
Purchase of shares	1,308

Balance at end of period	14,811

TREASURY STOCK-COST:
Balance at beginning of period	$(249,238)
Purchase of shares	(15,890)

Balance at end of period	$(265,128)

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 24, 2012	November 26, 2011
Cash flows from operating activities:
Net income	$10,696	$27,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,223	5,414
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	3,638	3,808
Contingent consideration adjustment	—	(33,440)
Excess tax benefits from stock-based compensation	(12)	(12)
Loss on disposal of assets	24	12
Deferred income tax benefit	(276)	13,603
Changes in operating assets and liabilities:
Trade accounts receivable	(8,504)	(2,803)
Prepaid expenses and other current assets	867	(1,016)
Income taxes	(787)	(1,554)
Other assets	11	108
Accounts payable and accrued expenses	19	(816)
Accrued salaries and related obligations	(4,152)	(4,516)
Other liabilities	319	302

Net cash provided by operating activities	5,066	7,007

Cash flows from investing activities:
Redemption of short-term investments	23,000	10,500
Purchase of short-term investments	(20,002)	(16,248)
Purchase of property and equipment	(1,410)	(1,659)

Net cash provided by (used in) investing activities	1,588	(7,407)

Cash flows from financing activities:
Proceeds from exercise of stock options	941	63
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,053	2,306
Purchase of common stock	(15,890)	(27,533)
Cash dividends paid	(4,589)	(4,023)
Excess tax benefits from stock-based compensation	12	12

Net cash used in financing activities	(17,473)	(29,175)

Effect of exchange rate changes on cash	(370)	(383)

Net decrease in cash	(11,189)	(29,958)
Cash and cash equivalents at beginning of period	105,124	139,624

Cash and cash equivalents at end of period	$93,935	$109,666

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 24, 2012 and November 26, 2011

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services primarily under the name Resources Global Professionals (“Resources Global” or the “Company”). The Company is organized around client service teams utilizing experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, legal and regulatory services in support of client-led projects, interim needs and consulting initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2013 and 2012 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 24, 2012 and November 26, 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents and short-term investments approximate the fair values due to the short maturities of these instruments.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.8 million and $3.3 million for the three months ended November 24, 2012 and November 26, 2011, respectively, and $5.5 million and $6.8 million for the six months ended November 24, 2012 and November 26, 2011, respectively.

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

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Net income	$5,864	$25,321	$10,696	$27,917

Basic:
Weighted average shares	41,292	43,760	41,506	44,468

Diluted:
Weighted average shares	41,292	43,760	41,506	44,468
Potentially dilutive shares	67	37	61	44

Total dilutive shares	41,359	43,797	41,567	44,512

Net income per common share:
Basic	$0.14	$0.58	$0.26	$0.63
Dilutive	$0.14	$0.58	$0.26	$0.63
Anti-dilutive shares not included above	7,901	8,156	8,130	8,258

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

Sitrick Brincko Group’s average EBITDA for the first three annual measurement periods was $6.1 million, approximately $5.2 million below the required $11.3 million base. Based upon the first three years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the one year remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013. The estimated fair value of the contingent consideration liability was reduced to zero during the quarter ended November 26, 2011.

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

In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned as of November 2013, the Company has no accrual for the employee portion of contingent consideration as of November 24, 2012. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

4. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of November 24, 2012			As of May 26, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-7 years)	$17,967	$(16,294)	$1,673	$17,786	$(15,769)	$2,017
Consultant and customer database (1-5 years)	2,329	(2,329)	—	2,313	(2,269)	44
Non-compete agreements (1-5 years)	3,226	(2,031)	1,195	3,216	(1,721)	1,495
Trade name and trademark (5 years)	1,281	(725)	556	1,281	(605)	676

Total	$24,803	$(21,379)	$3,424	$24,596	$(20,364)	$4,232

The following table summarizes amortization expense for the three and six months ended November 24, 2012 and November 26, 2011 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the years ending May 25, 2013, May 31, 2014, May 30, 2015, May 28, 2016 and May 27, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Amortization expense	$434	$1,186	$860	$2,394

	Fiscal Years Ending
	2013	2014	2015	2016	2017
Expected amortization expense	$1,681	$1,643	$879	$—	$—

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

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Six Months Ended
	November 24, 2012	November 26, 2011
Goodwill, beginning of year	$173,576	$176,475
Impact of foreign currency exchange rate changes	705	(1,700)

Goodwill, end of period	$174,281	$174,775

5. Income Taxes

The Company’s provision for income taxes was $5.4 million (effective tax rate of approximately 48%) and $18.0 million (effective tax rate of approximately 42%) for the three months ended November 24, 2012 and November 26, 2011, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

In the second quarter of fiscal 2012, the provision increased compared to the same period in fiscal 2013 because of the increase in pre-tax income resulting from the adjustment of estimated fair value of contingent consideration for which a related deferred tax asset had previously been established ($13.4 million). The provision for income taxes in the second quarter of fiscal 2013 and 2012 also results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period increase in the effective tax rate results primarily from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded as well as the contingent consideration adjustment.

In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $540,000 and $545,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2013 and 2012, respectively.

6. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. During the three and six months ended November 24, 2012, the Company purchased approximately 545,000 and 1.3 million shares of its common stock at an average price of $12.79 and $12.14 per share, respectively, on the open market for approximately $7.0 million and $15.9 million, respectively. As of November 24, 2012, approximately $90.9 million remains available for future repurchases of our common stock under the stock repurchase program.

7. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Three Months Ended
	November 24, 2012	November 26, 2011
Non-cash financing activities:
Dividends declared, not paid	$2,460	$2,158

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of November 24, 2012, the Company had outstanding grants under the 2004 Plan and the 1999 Long Term Incentive Plan (“1999 Plan”). The 2004 Plan serves as the successor to the 1999 Plan. At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Outstanding awards under the 1999 Plan that expire or terminate without having been exercised roll over to the 2004 Plan. Stock options generally vest in equal annual installments over four years and terminate ten years from the dates of grant. Restricted stock award vesting is determined on an individual grant basis. As of November 24, 2012, 1,564,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

The following table summarizes the stock option activity for the six months ended November 24, 2012 (number of options and intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 26, 2012	8,597	$19.53	5.73	$924
Granted, at fair market value	92	12.77
Exercised	(112)	8.33
Forfeited	(347)	19.34

Outstanding at November 24, 2012	8,230	$19.61	5.32	$325

Exercisable at November 24, 2012	5,812	$21.34	4.03	$233

Stock-Based Compensation Expense

As of November 24, 2012, there was $10.9 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 29 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended November 24, 2012 and November 26, 2011 was $1.8 million and $1.9 million, respectively, and for the six months ended November 24, 2012 and November 26, 2011 was $3.6 million and $3.8 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. There were no capitalized share-based compensation costs during the six months ended November 24, 2012 and November 26, 2011.

The weighted average estimated fair value per share of employee stock options granted during the three months ended November 24, 2012 was $4.64 using the Black-Scholes model with the following assumptions:

Three Months Ended
November 24, 2012
Expected volatility	46.9%
Risk-free interest rate	0.7%
Expected dividends	1.9%
Expected life	5.2 years

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2013 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 24, 2012. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the six months ended November 24, 2012 and November 26, 2011 was $434,000 and $9,500, respectively.

The Company granted no shares of restricted stock during each of the six months ended November 24, 2012 and November 26, 2011. Stock-based compensation expense for restricted shares for the three months ended November 24, 2012 and November 26, 2011 was $65,000 and $45,000, respectively, and for the six months ended November 24, 2012 and November 26, 2011 was $127,000 and $90,000, respectively. There were 58,540 unvested restricted shares, with approximately $594,000 of total unrecognized compensation cost, as of November 24, 2012.

The Company recognizes compensation expense for only the portion of stock options and restricted stock units that are expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $12,000 for both the six months ended November 24, 2012 and November 26, 2011.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 228,000 and 430,000 shares of common stock pursuant to the ESPP for the six months ended November 24, 2012 and the year ended May 26, 2012, respectively. There were 969,000 shares of common stock available for issuance under the ESPP as of November 24, 2012.

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

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011	November 24, 2012	May 26, 2012
United States	$105,866	$102,868	$210,656	$203,123	$172,914	$174,014
The Netherlands	6,543	8,592	12,370	16,623	22,925	22,799
Other	28,788	33,495	55,104	63,216	3,622	3,646

Total	$141,197	$144,955	$278,130	$282,962	$199,461	$200,459

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

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

Testing Goodwill for Impairment. In September 2011, the FASB issued revised authoritative guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income. In June 2011, the FASB issued new guidance on the presentation of comprehensive income which requires a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Except for the inclusion of the new Consolidated Statements of Comprehensive Income, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures. In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Overview

Resources Global is a multinational professional services firm that provides its global client base with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, legal and regulatory services in support of client-led projects, interim needs and consulting initiatives. We assist our clients with discrete projects requiring specialized expertise in numerous areas, including:

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

•

corporate governance, risk management, internal audit co-sourcing and compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”) or the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of November 24, 2012, we served clients from offices in 21 countries, including 27 international offices and 50 offices in the United States.

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

Under the terms of our Acquisition Agreements for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary (November 2013) of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge in the Company’s Consolidated Statement of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability may fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. As of November 24, 2012, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date or any adjustment amounts recorded in the Company’s Consolidated Statement of Operations for the three and six months ended November 24, 2012.

In addition, under the terms of our Acquisition Agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition. As of November 24, 2012, the Company believes it is more likely than not that there will not be an employee portion of contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date.

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

	For the Three Months Ended		For the Six Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$141,197	$144,955	$278,130	$282,962
Direct cost of services	85,987	90,034	169,531	175,869

Gross margin	55,210	54,921	108,599	107,093
Selling, general and administrative expenses	42,342	42,980	84,402	85,589
Employee portion of contingent consideration	—	(500)	—	(500)
Contingent consideration adjustment	—	(33,440)	—	(33,440)
Amortization of intangible assets	434	1,186	860	2,394
Depreciation expense	1,172	1,471	2,363	3,020

Income from operations	11,262	43,224	20,974	50,030
Interest income	(50)	(65)	(98)	(153)

Income before provision for income taxes	11,312	43,289	21,072	50,183
Provision for income taxes	5,448	17,968	10,376	22,266

Net income	$5,864	$25,321	$10,696	$27,917

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as our earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and contingent consideration adjustments (“Adjusted EBITDA”). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	For the Three Months Ended		For the Six Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
	(Amounts in thousands)		(Amounts in thousands)
Net income	$5,864	$25,321	$10,696	$27,917
Adjustments:
Amortization of intangible assets	434	1,186	860	2,394
Depreciation expense	1,172	1,471	2,363	3,020
Interest income	(50)	(65)	(98)	(153)
Provision for income taxes	5,448	17,968	10,376	22,266

EBITDA	12,868	45,881	24,197	55,444
Stock-based compensation expense	1,825	1,876	3,638	3,808
Contingent consideration adjustment	—	(33,440)	—	(33,440)

Adjusted EBITDA	$14,693	$14,317	$27,835	$25,812

Revenue	$141,197	$144,955	$278,130	$282,962

Adjusted EBITDA Margin	10.4%	9.9%	10.0%	9.1%

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

Three Months Ended November 24, 2012 Compared to Three Months Ended November 26, 2011

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue . Revenue decreased $3.8 million, or 2.6%, to $141.2 million for the three months ended November 24, 2012 from $145.0 million for the three months ended November 26, 2011. We deliver our services to clients in a similar fashion across the globe. We believe clients engage us to help implement initiatives to improve efficiencies within their organizations and this can lead to improved awareness of our service offerings through completed and on-going engagements. In the second quarter of fiscal 2013, revenue increased in North America over the amount for the second quarter of fiscal 2012 but was down in Europe and Asia Pacific. We believe our international operations continue to be impacted by the global economic uncertainty, particularly in Europe; European results also were impacted by the strengthening dollar during the most recent quarter as compared to the prior year. We also estimate the known financial impact of Superstorm Sandy at approximately $1.0 million in lost revenue during the quarter as many of our consultants in our northeast offices were unable to work during the week following the storm. The additional financial impact of Sandy on our operations is difficult to measure as we lost a week or more in marketing efforts to sell new work or refer new work out of the impacted areas.

The number of hours worked in the second quarter of fiscal 2013 decreased about 1.0% compared with the prior year second quarter while average bill rates declined about 1.6%, partially attributable to the impact of unfavorable currency rate changes between the second quarter of this year and last year. In addition, the revenue decrease in the quarter is partially attributable to client reimbursement revenue which declined approximately 15% compared with the prior year’s second quarter. The number of consultants on assignment as of November 24, 2012 was 2,358 compared to 2,359 consultants engaged as of November 26, 2011.

We operated 77 (27 abroad) and 80 (29 abroad) offices as of November 24, 2012 and November 26, 2011, respectively; the decrease quarter-over-quarter is because we consolidated certain offices in contiguous areas. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Three Months Ended			% of Total
	November 24, 2012	November 26, 2011	% Change	November 24, 2012	November 26, 2011
North America	$108,978	$106,535	2.3%	77.2%	73.5%
Europe	22,701	28,353	(19.9%)	16.1%	19.6%
Asia Pacific	9,518	10,067	(5.5%)	6.7%	6.9%

Total	$141,197	$144,955	(2.6%)	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2012 conversion rates, international revenues would have been higher than reported under GAAP by $972,000 in the second quarter of fiscal 2013.

Direct Cost of Services. Direct cost of services decreased $4.0 million, or 4.4%, to $86.0 million for the three months ended November 24, 2012 from $90.0 million for the three months ended November 26, 2011. The decrease was partially attributable to the impact of the strengthening U.S. dollar against currencies in countries in which we operate during the most recent quarter as compared to the prior year (the currency fluctuation also contributed to the 4.5% decrease between the two periods in the average pay rate per hour to our consultants). Client reimbursable expenses also declined about 16%. The number of hours worked also decreased 1.0% in the second quarter of fiscal 2013 as compared to the same period of fiscal 2012. The direct cost of services percentage of revenue was 60.9% and 62.1% for the three months ended November 24, 2012 and November 26, 2011, respectively. The improvement in the direct cost of services percentage between the quarters resulted from the current quarter favorable change in the bill rate/pay rate ratio and to a lesser extent the decrease in the amount of zero gross margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 30.0% and 29.7% for the quarters ended November 24, 2012 and November 26, 2011, respectively. S, G & A decreased $700,000, or 1.6%, to $42.3 million for the three months ended November 24, 2012 from $43.0 million for the three months ended November 26, 2011.

The decrease quarter-over-quarter is primarily related to the impact of currency exchange rates between the two periods. Management and administrative headcount decreased from 716 at the end of the second quarter of fiscal 2012 to 700 at the end of the second quarter of fiscal 2013.

Sequential Operations. On a sequential quarter basis, fiscal 2013 second quarter revenues increased approximately 3.1%, from $136.9 million to $141.2 million, primarily attributable to the increase in billable hours between the two periods as less vacation time is taken in the current quarter by our consultants than during the summer holiday season (which coincides with our first fiscal quarter). Billable hours worked increased 2.3%; bill rates improved 0.8%. The Company’s sequential revenue increased in North America (1.0%) and Europe (19.5%) but decreased in Asia Pacific (5.0%). The direct cost of services percentage of revenue decreased slightly from 61.0% in the first quarter of fiscal 2013 to 60.9% in the second quarter of fiscal 2013. The Company believes the direct cost of services percentage will increase in the third quarter due to the impact of the winter holidays and the calendar year resetting of payroll taxes on January 1. The ratio of S, G & A to revenue decreased from 30.7% for the quarter ended August 25, 2012 to 30.0% for the quarter ended November 24, 2012, due to improved leverage as a result of higher revenue in the second quarter of fiscal 2013.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to the employee portion of contingent consideration and contingent consideration were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration). Based upon the first three years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios used in determining the contingent consideration liability for the one year remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and therefore no amounts are recorded in the Company’s Consolidated Statement of Operations for the quarter ended November 24, 2012. In the prior year second quarter, the Company initially determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013, and, based upon this conclusion, reduced the fair value of the estimated liability from $33.4 million to zero, representing a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations ($20.4 million net of tax, including the employee portion adjustment discussed below). In addition, in the second quarter of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it was more likely than not that the earn-out contingent consideration will not be paid.

The estimates of both the employee portion of contingent consideration and contingent consideration payable require very subjective assumptions to be made of various potential operating result scenarios and future revision to these assumptions could materially change the estimate of the amount of either liability and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $434,000 for the three months ended November 24, 2012 from $1.2 million for the three months ended November 26, 2011. The decrease is the result of the completion of amortization on certain identifiable intangible assets between the two periods. Based upon identified intangible assets recorded at November 24, 2012, the Company anticipates amortization expense related to identified intangible assets to approximate $1.7 million during the fiscal year ending May 25, 2013.

Depreciation expense was $1.2 million for the three months ended November 24, 2012 compared to $1.5 million for the three months ended November 26, 2011. Depreciation decreased as a number of assets were fully depreciated during fiscal 2012 and the Company slowed the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $50,000 in the second quarter of fiscal 2013 compared to $65,000 in the second quarter of fiscal 2012. The decrease in interest income in the second quarter of fiscal 2013 is primarily the result of lower interest rates available as compared to the prior year’s second quarter and, to a lesser extent, lower available cash balances for investment.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of November 24, 2012, the Company also has $20.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $5.4 million (effective tax rate of approximately 48%) and $18.0 million (effective tax rate of approximately 42%) for the three months ended November 24, 2012 and November 26, 2011, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter of fiscal 2013 and 2012 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate.

In addition, in the second quarter of fiscal 2012, the provision also increased because of the increase in pre-tax income resulting from the adjustment of estimated fair value of contingent consideration for which a related deferred tax asset had previously been established ($13.4 million).

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $540,000 and $545,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2013 and 2012, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Six Months Ended November 24, 2012 Compared to Six Months Ended November 26, 2011

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $4.9 million, or 1.7%, to $278.1 million for the six months ended November 24, 2012 from $283.0 million for the six months ended November 26, 2011. The number of hours worked in the first six months of fiscal 2013 increased about 0.4% compared with the prior year first six months while average bill rates declined about 1.6%, partially attributable to the impact of unfavorable currency rate changes between the first half of this year and last year. In addition, the revenue decrease in the period is partially attributable to client reimbursement revenue which declined approximately 19% compared with the prior year period.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Six Months Ended			% of Total
	November 24, 2012	November 26, 2011	% Change	November 24, 2012	November 26, 2011
North America	$216,925	$210,605	3.0%	78.0%	74.4%
Europe	41,732	51,637	(19.2%)	15.0%	18.3%
Asia Pacific	19,473	20,720	(6.0%)	7.0%	7.3%

Total	$278,130	$282,962	(1.7%)	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the average exchange rates in effect during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2012 conversion rates, international revenues would have been higher than reported under GAAP by $3.7 million in the first half of fiscal 2013.

Direct Cost of Services. Direct cost of services decreased $6.4 million, or 3.6%, to $169.5 million for the six months ended November 24, 2012 from $175.9 million for the six months ended November 26, 2011. The decrease was partially attributable to the impact of the strengthening U.S. dollar against currencies in countries in which we operate during the most recent period as compared to the prior year period (the currency fluctuation also contributed to the 3.1% decrease between the two periods in the average pay rate per hour to our consultants). Client reimbursable expenses also declined about 20%. The decrease in rate per hour was offset by an increase in the number of hours worked of 0.4% in the first half of fiscal 2013 as compared to the same period of fiscal 2012. The direct cost of services percentage of revenue was 60.9% and 62.2% for the six months ended November 24, 2012 and November 26, 2011, respectively. The improvement in the direct cost of services percentage between the two periods resulted from the favorable change in the bill rate/pay rate ratio in the first half of fiscal 2013 and the decrease in the amount of zero gross margin client reimbursements.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.3% and 30.2% for the six months ended November 24, 2012 and November 26, 2011, respectively. S, G & A decreased $1.2 million, or 1.4%, to $84.4 million for the six months ended November 24, 2012 from $85.6 million for the six months ended November 26, 2011.

The decrease period-over-period is primarily related to the impact of currency exchange rates between the two periods.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to the employee portion of contingent consideration and contingent consideration were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration). Based upon the first three years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios used in determining the contingent consideration liability for the one year remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and therefore no amounts are recorded in the Company’s Consolidated Statement of Operations for the six months ended November 24, 2012. In the prior year second quarter, the Company initially determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013, and, based upon this conclusion, reduced the fair value of the estimated liability from $33.4 million to zero, representing a favorable non-cash adjustment as reflected in the Company’s Consolidated Statement of Operations ($20.4 million net of tax, including the employee portion adjustment discussed below). In addition, in the second quarter of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it was more likely than not that the earn-out contingent consideration will not be paid.

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

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $860,000 for the six months ended November 24, 2012 from $2.4 million for the six months ended November 26, 2011. The decrease is the result of the completion of amortization on certain identifiable intangible assets between the two periods.

Depreciation expense was $2.4 million for the six months ended November 24, 2012 compared to $3.0 million for the six months ended November 26, 2011. Depreciation decreased as a number of assets were fully depreciated during fiscal 2012 and the Company slowed the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $98,000 in the first half of fiscal 2013 compared to $153,000 in the first half of fiscal 2012. The decrease in interest income in the first half of fiscal 2013 is primarily the result of lower interest rates available as compared to the prior year’s first half and, to a lesser extent, lower available cash balances for investment.

Income Taxes. The Company’s provision for income taxes was $10.4 million (effective tax rate of approximately 49%) and $22.3 million (effective tax rate of approximately 44%) for the six months ended November 24, 2012 and November 26, 2011, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision in the first half of fiscal 2013 and 2012 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying ISO exercises impact the Company’s effective tax rate.

In addition, in the first half of fiscal 2012, the provision increased compared to the same period in fiscal 2013 because of the increase in pre-tax income resulting from the adjustment of estimated fair value of contingent consideration for which a related deferred tax asset had previously been established ($13.4 million).

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

As of November 24, 2012, the Company had $113.9 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2013. As of November 24, 2012, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of November 24, 2012, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $5.1 million in cash for the six months ended November 24, 2012 compared to $7.0 million for the six months ended November 26, 2011. Cash provided by operations in the first six months of fiscal 2013 resulted from net income of $10.7 million and non-cash items of $6.6 million, offset by net unfavorable changes in operating assets and liabilities of $12.2 million. In the first six months of fiscal 2012, cash provided by operations resulted from net income of $27.9 million offset by unfavorable non-cash items of $10.6 million and unfavorable net changes in operating assets and liabilities of $10.3 million. The unfavorable non-cash items in fiscal 2012 included the impact of the reduction of contingent consideration during the period (approximately $20.4 million net of tax impact). Non-cash items in both years include depreciation and amortization (which decreased between the two periods as several intangible assets became fully amortized in fiscal 2012) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset change between the two periods was the increase in accounts receivable as of November 24, 2012 over the balance at May 26, 2012. We believe this increase was caused by processing delays at certain East Coast based clients resulting from the impact of Superstorm Sandy.

Net cash provided by investing activities was $1.6 million for the first six months of fiscal 2013 compared to net cash used in investing activities of $7.4 million in the comparable prior year period. Cash from redemption of short-term investments offset cash used to purchase short-term investments (primarily commercial paper) in the first six months of fiscal 2013 by approximately $3.0 million as compared to purchases of short-term investments exceeding redemption by $5.7 million in the first six months of fiscal 2012. Purchases of property and equipment decreased approximately $300,000 between the two periods.

Net cash used in financing activities totaled $17.5 million for the six months ended November 24, 2012, compared to $29.2 million for the six months ended November 26, 2011. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about $600,000 higher in fiscal 2013 compared to the same period in fiscal 2012. However, the Company used $27.5 million in the first six months of fiscal 2012 to purchase approximately 2.5 million shares of its common stock on the open market versus $15.9 million in the first six months of the current fiscal year to purchase approximately 1.3 million shares. The Company also paid dividends on its common stock of $4.6 million in the first six months of fiscal 2013, approximately $600,000 higher than the year before. The Company’s board of directors declared a quarterly cash dividend of $0.06 per common share on October 23, 2012. The dividend of approximately $2.5 million, paid on December 13, 2012, is accrued in the Company’s Consolidated Balance Sheet as of November 24, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of November 24, 2012, we had approximately $113.9 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended November 24, 2012, approximately 25.0% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 71% of our balances of cash, cash equivalents and short-term investments as of November 24, 2012 were denominated in United States dollars. The remaining 29% was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Canadian Dollars or Euros. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 24, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 24, 2012. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 24, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our international activities expose us to additional operational challenges that we might not otherwise face.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2011, our board of directors approved a stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. This program commenced in July 2011 when the previous program’s authorized limit had been met. The table below provides information regarding our stock repurchases made during the second quarter of fiscal 2013 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
August 26, 2012 —September 22, 2012	—	$—	—	$97,843,698
September 23, 2012 —October 20, 2012	224,191	$13.25	224,191	$94,872,836
October 21, 2012 — November 24, 2012	320,410	$12.46	320,410	$90,879,876

Total August 26, 2012 — November 24, 2012	544,601	$12.79	544,601	$90,879,876

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 3, 2013	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 3, 2013	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*‡	XBRL Instance.

101.SCH*‡	XBRL Taxonomy Extension Schema.

101.CAL*‡	XBRL Taxonomy Extension Calculation.

101.DEF*‡	XBRL Taxonomy Extension Definition.

101.LAB*‡	XBRL Taxonomy Extension Labels.

101.PRE*‡	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.