Form 10-Q
period 2013-02-23
RESOURCES CONNECTION INC
filed 2013-04-03
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2013

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

As of March 22, 2013, there were approximately 40,795,288 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 23, 2013	May 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$85,883	$105,124
Short-term investments	32,993	22,991
Trade accounts receivable, net of allowance for doubtful accounts of $3,674 and $3,992 as of February 23, 2013 and May 26, 2012, respectively	90,164	84,192
Prepaid expenses and other current assets	3,994	6,344
Income taxes receivable	2,620	1,241
Deferred income taxes	8,343	8,343

Total current assets	223,997	228,235
Goodwill	174,741	173,576
Intangible assets, net	3,038	4,232
Property and equipment, net	21,652	22,651
Deferred income taxes	1,659	833
Other assets	2,545	1,192

Total assets	$427,632	$430,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,415	$16,301
Accrued salaries and related obligations	39,233	38,912
Other liabilities	5,810	6,438

Total current liabilities	61,458	61,651
Other long-term liabilities	4,062	3,200

Total liabilities	65,520	64,851

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding
Common stock, $0.01 par value, 70,000 shares authorized; 56,078 and 55,476 shares issued, and 40,792 and 41,973 shares outstanding as of February 23, 2013 and May 26, 2012, respectively	561	555
Additional paid-in capital	346,178	335,791
Accumulated other comprehensive loss	(1,890)	(1,890)
Retained earnings	287,624	280,650
Treasury stock at cost, 15,286 and 13,503 shares at February 23, 2013 and May 26, 2012, respectively	(270,361)	(249,238)

Total stockholders’ equity	362,112	365,868

Total liabilities and stockholders’ equity	$427,632	$430,719

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012
Revenue	$138,020	$143,294	$416,150	$426,256
Direct cost of services, primarily payroll and related taxes for professional services employees	86,825	89,667	256,356	265,536

Gross margin	51,195	53,627	159,794	160,720
Selling, general and administrative expenses	41,591	43,356	125,993	128,945
Employee portion of contingent consideration	—	—	—	(500)
Contingent consideration adjustment	—	—	—	(33,440)
Amortization of intangible assets	422	487	1,282	2,881
Depreciation expense	1,125	1,412	3,488	4,432

Income from operations	8,057	8,372	29,031	58,402
Interest income	(37)	(51)	(135)	(204)

Income before provision for income taxes	8,094	8,423	29,166	58,606
Provision for income taxes	3,601	4,092	13,977	26,358

Net income	$4,493	$4,331	$15,189	$32,248

Net income per common share:
Basic	$0.11	$0.10	$0.37	$0.73

Diluted	$0.11	$0.10	$0.37	$0.73

Weighted average common shares outstanding:
Basic	40,939	42,943	41,317	43,959

Diluted	40,978	43,002	41,370	44,008

Cash dividends declared per common share	$0.06	$0.05	$0.18	$0.15

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012
COMPREHENSIVE INCOME:
Net income	$4,493	$4,331	$15,189	$32,248
Foreign currency translation adjustment, net of tax	(1,064)	722	—	(2,609)

Total comprehensive income	$3,429	$5,053	$15,189	$29,639

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Nine Months Ended
February 23, 2013
COMMON STOCK-SHARES:
Balance at beginning of period	55,476
Exercise of stock options	191
Issuance of common stock under Employee Stock Purchase Plan	411

Balance at end of period	56,078

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$555
Exercise of stock options	2
Issuance of common stock under Employee Stock Purchase Plan	4

Balance at end of period	$561

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$335,791
Exercise of stock options	1,625
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	5,460
Tax shortfall from employee stock option plans	(605)
Issuance of common stock under Employee Stock Purchase Plan	3,907

Balance at end of period	$346,178

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(1,890)
Foreign currency translation adjustment, net of tax	—

Balance at end of period	$(1,890)

RETAINED EARNINGS:
Balance at beginning of period	$280,650
Cash dividends declared ($0.18 per share)	(7,400)
Issuance of restricted stock to members of board of directors	(815)
Net income	15,189

Balance at end of period	$287,624

TREASURY STOCK-SHARES:
Balance at beginning of period	13,503
Issuance of restricted stock to members of board of directors	(35)
Purchase of shares	1,818

Balance at end of period	15,286

TREASURY STOCK-COST:
Balance at beginning of period	$(249,238)
Issuance of restricted stock to members of board of directors	815
Purchase of shares	(21,938)

Balance at end of period	$(270,361)

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 23, 2013	February 25, 2012
Cash flows from operating activities:
Net income	$15,189	$32,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,770	7,313
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	5,460	5,837
Contingent consideration adjustment	—	(33,440)
Excess tax benefits from stock-based compensation	(18)	(17)
Loss on disposal of assets	45	54
Deferred income tax benefit	(862)	13,023
Changes in operating assets and liabilities:
Trade accounts receivable	(5,265)	(4,652)
Prepaid expenses and other current assets	1,143	(560)
Income taxes	(1,906)	196
Other assets	(97)	126
Accounts payable and accrued expenses	(595)	(580)
Accrued salaries and related obligations	149	(1,044)
Other liabilities	30	1,296

Net cash provided by operating activities	18,043	19,800

Cash flows from investing activities:
Redemption of short-term investments	33,000	21,500
Purchase of short-term investments	(43,002)	(41,239)
Purchase of property and equipment	(2,458)	(2,333)

Net cash used in investing activities	(12,460)	(22,072)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,627	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,911	4,151
Purchase of common stock	(21,938)	(38,402)
Cash dividends paid	(7,049)	(6,181)
Excess tax benefits from stock-based compensation	18	17

Net cash used in financing activities	(23,431)	(40,307)

Effect of exchange rate changes on cash	(1,393)	(631)

Net decrease in cash	(19,241)	(43,210)
Cash and cash equivalents at beginning of period	105,124	139,624

Cash and cash equivalents at end of period	$85,883	$96,414

The accompanying notes are an integral part of these financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 23, 2013 and February 25, 2012

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). The Company is organized around client service teams utilizing experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, legal and regulatory services in support of client-led projects, interim needs and consulting initiatives. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2013 and 2012 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 23, 2013 and February 25, 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Under the terms of the Company’s acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results and financial condition.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.3 million and $3.0 million for the three months ended February 23, 2013 and February 25, 2012, respectively, and $7.7 million and $9.8 million for the nine months ended February 23, 2013 and February 25, 2012, respectively.

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

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012
Net income	$4,493	$4,331	$15,189	$32,248

Basic:
Weighted average shares	40,939	42,943	41,317	43,959

Diluted:
Weighted average shares	40,939	42,943	41,317	43,959
Potentially dilutive shares	39	59	53	49

Total dilutive shares	40,978	43,002	41,370	44,008

Net income per common share:
Basic	$0.11	$0.10	$0.37	$0.73
Dilutive	$0.11	$0.10	$0.37	$0.73
Anti-dilutive shares not included above	8,078	7,968	8,113	8,161

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

Sitrick Brincko Group’s average EBITDA for the first three annual measurement periods was $6.1 million, approximately $5.2 million below the required $11.3 million base. Based upon the first three and a quarter years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the three quarters of a year remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013. The estimated fair value of the contingent consideration liability was reduced to zero during the quarter ended November 26, 2011.

In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned, this amount is being recognized as a selling, general and administrative expense over the remaining service period from the time it was estimated that no contingent consideration will be due.

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

In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration is payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets are met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned as of November 2013, the Company has no accrual for the employee portion of contingent consideration as of February 23, 2013. The estimate of the amount of the employee portion of contingent consideration payable requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change the estimate of the amount of the employee portion of contingent consideration and, therefore, materially affect the Company’s future financial results.

4. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of February 23, 2013			As of May 26, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-7 years)	$18,100	$(16,603)	$1,497	$17,786	$(15,769)	$2,017
Consultant and customer database (1-5 years)	2,341	(2,341)	—	2,313	(2,269)	44
Non-compete agreements (1-5 years)	3,232	(2,187)	1,045	3,216	(1,721)	1,495
Trade name and trademark (5 years)	1,281	(785)	496	1,281	(605)	676

Total	$24,954	$(21,916)	$3,038	$24,596	$(20,364)	$4,232

The following table summarizes amortization expense for the three and nine months ended February 23, 2013 and February 25, 2012 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the years ending May 25, 2013, May 31, 2014, May 30, 2015, May 28, 2016 and May 27, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012
Amortization expense	$422	$487	$1,282	$2,881

	Fiscal Years Ending
	2013	2014	2015	2016	2017
Expected amortization expense	$1,696	$1,656	$887	$—	$—

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

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Nine Months Ended
	February 23, 2013	February 25, 2012
Goodwill, beginning of year	$173,576	$176,475
Impact of foreign currency exchange rate changes	1,165	(1,415)

Goodwill, end of period	$174,741	$175,060

5. Income Taxes

The Company’s provision for income taxes was $3.6 million (effective tax rate of approximately 44%) and $4.1 million (effective tax rate of approximately 49%) for the three months ended February 23, 2013 and February 25, 2012, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2013 and 2012 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period decrease in the effective tax rate results primarily from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded.

In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $594,000 and $677,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2013 and 2012, respectively.

6. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. During the three and nine months ended February 23, 2013, the Company purchased approximately 508,700 and 1.8 million shares of its common stock at an average price of $11.89 and $12.07 per share, respectively, on the open market for approximately $6.0 million and $21.9 million, respectively. As of February 23, 2013, approximately $84.8 million remains available for future repurchases of the Company’s common stock under the stock repurchase program.

7. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Nine Months Ended
	February 23, 2013	February 25, 2012
Non-cash financing activities:
Dividends declared, not paid	$2,448	$2,125

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of February 23, 2013, the Company had outstanding grants under the 2004 Plan and the 1999 Long Term Incentive Plan (“1999 Plan”). The 2004 Plan serves as the successor to the 1999 Plan. At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Outstanding awards under the 1999 Plan that expire or terminate without having been exercised roll over to the 2004 Plan. Stock options generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. As of February 23, 2013, 1,677,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

The following table summarizes the stock option activity for the nine months ended February 23, 2013 (number of options and intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 26, 2012	8,597	$19.53	5.73	$924
Granted, at fair market value	146	12.53
Exercised	(191)	8.50
Forfeited	(179)	15.11
Expired	(335)	23.12

Outstanding at February 23, 2013	8,038	$19.62	5.14	$485

Exercisable at February 23, 2013	6,008	$21.10	4.00	$236

Stock-Based Compensation Expense

As of February 23, 2013, there was $9.5 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 28 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended February 23, 2013 and February 25, 2012 was $1.8 million and $2.0 million, respectively, and for the nine months ended February 23, 2013 and February 25, 2012 was $5.5 million and $5.8 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. There were no capitalized share-based compensation costs during the nine months ended February 23, 2013 and February 25, 2012.

The weighted average estimated fair value per share of employee stock options granted during the three months ended February 23, 2013 was $4.12 using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended
February 23, 2013
Expected volatility	45.1%
Risk-free interest rate	0.8%
Expected dividends	2.0%
Expected life	5.2 years

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2013 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 23, 2013. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the nine months ended February 23, 2013 and February 25, 2012 was $692,000 and $19,975, respectively.

The Company granted 34,622 and 38,220 shares of restricted stock (utilizing treasury shares) during the nine months ended February 23, 2013 and February 25, 2012, respectively. Stock-based compensation expense for restricted shares for the three months ended February 23, 2013 and February 25, 2012 was $91,000 and $67,000, respectively, and for the nine months ended February 23, 2013 and February 25, 2012 was $218,000 and $157,000, respectively. There were 78,301 unvested restricted shares, with approximately $921,000 of remaining unrecognized compensation cost, as of February 23, 2013.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that are expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $18,000 and $17,000 for the nine months ended February 23, 2013 and February 25, 2012, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 411,000 and 430,000 shares of common stock pursuant to the ESPP for the nine months ended February 23, 2013 and the year ended May 26, 2012, respectively. There were 786,000 shares of common stock available for issuance under the ESPP as of February 23, 2013.

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

	Revenue for the Three Months Ended		Revenue for the Nine Months Ended		Long-Lived Assets (1) as of
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012	February 23, 2013	May 26, 2012
United States	$105,940	$104,713	$316,596	$307,836	$172,437	$174,014
The Netherlands	6,206	7,536	18,576	24,159	23,141	22,799
Other	25,874	31,045	80,978	94,261	3,853	3,646

Total	$138,020	$143,294	$416,150	$426,256	$199,431	$200,459

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

10. Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Recent Accounting Pronouncements

Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income which requires a company to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The information required under this guidance is already required to be disclosed elsewhere in the financial statements under U.S. GAAP and, therefore, the Company does not expect adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Part II Item 1A Risk Factors below and in our report on Form 10-K for the year ended May 26, 2012 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

RGP is a multinational professional services firm that provides its global client base with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, legal and regulatory services in support of client-led projects, interim needs and consulting initiatives. We assist our clients with discrete projects requiring specialized expertise in numerous areas, including:

•	finance and accounting services, such as financial analyses (e.g., product costing and margin analyses), budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, mergers and acquisitions due diligence, initial public offering assistance and assistance in the preparation or restatement of financial statements;

•	information management services, such as financial system/enterprise resource planning implementation and post implementation optimization;

•	corporate advisory, strategic communications and restructuring services;

•	corporate governance, risk management, internal audit co-sourcing and compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”) or the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	supply chain management services, such as strategic sourcing efforts, contract negotiations, purchasing strategy and conflict minerals compliance;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation;

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based or peak period needs; and

•	healthcare solutions and consulting services.

We were founded in June 1996 by a team at Deloitte, led by our chief executive officer, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals (“RGP”) to better reflect the Company’s multinational capabilities.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of February 23, 2013, we served clients from offices in 21 countries, including 26 international offices and 49 offices in the United States.

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

Under the terms of our Acquisition Agreements for Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary (November 2013) of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the Acquisition Agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge in the Company’s Consolidated Statement of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability may fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. As of February 23, 2013, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date or any adjustment amounts recorded in the Company’s Consolidated Statement of Operations for the three and nine months ended February 23, 2013.

In addition, under the terms of our Acquisition Agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition. As of February 23, 2013, the Company believes it is more likely than not that there will not be an employee portion of contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date.

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

The Company estimates a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes valuation model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.

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

	For the Three Months Ended		For the Nine Months Ended
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$138,020	$143,294	$416,150	$426,256
Direct cost of services	86,825	89,667	256,356	265,536

Gross margin	51,195	53,627	159,794	160,720
Selling, general and administrative expenses	41,591	43,356	125,993	128,945
Employee portion of contingent consideration	—	—	—	(500)
Contingent consideration adjustment	—	—	—	(33,440)
Amortization of intangible assets	422	487	1,282	2,881
Depreciation expense	1,125	1,412	3,488	4,432

Income from operations	8,057	8,372	29,031	58,402
Interest income	(37)	(51)	(135)	(204)

Income before provision for income taxes	8,094	8,423	29,166	58,606
Provision for income taxes	3,601	4,092	13,977	26,358

Net income	$4,493	$4,331	$15,189	$32,248

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

	For the Three Months Ended		For the Nine Months Ended
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012
	(Amounts in thousands)		(Amounts in thousands)
Net income	$4,493	$4,331	$15,189	$32,248
Adjustments:
Amortization of intangible assets	422	487	1,282	2,881
Depreciation expense	1,125	1,412	3,488	4,432
Interest income	(37)	(51)	(135)	(204)
Provision for income taxes	3,601	4,092	13,977	26,358

EBITDA	9,604	10,271	33,801	65,715
Stock-based compensation expense	1,822	2,029	5,460	5,837
Contingent consideration adjustment	—	—	—	(33,440)

Adjusted EBITDA	$11,426	$12,300	$39,261	$38,112

Revenue	$138,020	$143,294	$416,150	$426,256

Adjusted EBITDA Margin	8.3%	8.6%	9.4%	8.9%

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to our investors because they are financial measures used by management to assess the core performance of the Company. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

Further, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin have the following limitations:

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Equity based compensation is an element of our long-term incentive compensation program, although we exclude it as an expense from Adjusted EBITDA when evaluating our ongoing operating performance for a particular period; and

•	Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended February 23, 2013 Compared to Three Months Ended February 25, 2012

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $5.3 million, or 3.7%, to $138.0 million for the three months ended February 23, 2013 from $143.3 million for the three months ended February 25, 2012. We deliver our services to clients in a similar fashion across the globe. We believe clients engage us to help implement initiatives to improve efficiencies within their organizations and this can lead to improved awareness of our service offerings through completed and on-going engagements. In the third quarter of fiscal 2013, revenue increased in North America from the third quarter of fiscal 2012 but decreased in Europe and Asia Pacific over the same period. We believe our international operations continue to be impacted by the global economic uncertainty, particularly in Europe;

The number of hours worked in the third quarter of fiscal 2013 decreased about 2.4% compared with the prior year third quarter while average bill rates declined about 0.8%. In addition, the revenue decrease in the quarter is partially attributable to client reimbursement revenue which declined approximately 23% compared with the prior year’s third quarter. The number of consultants on assignment as of February 23, 2013 was 2,254 compared to 2,300 consultants engaged as of February 25, 2012.

We operated 75 (26 abroad) and 80 (29 abroad) offices as of February 23, 2013 and February 25, 2012, respectively; the decrease quarter-over-quarter is because we consolidated certain offices in contiguous areas. Determining future demand levels for our services is difficult given that our clients do not sign long-term contracts with us. In addition, it is inherently difficult to predict economic trends and their impact on our operations and our future results cannot be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Three Months Ended			% of Total
	February 23, 2013	February 25, 2012	% Change	February 23, 2013	February 25, 2012
North America	$108,497	$107,988	0.5%	78.6%	75.4%
Europe	21,366	25,481	(16.1%)	15.5%	17.8%
Asia Pacific	8,157	9,825	(17.0%)	5.9%	6.8%

Total	$138,020	$143,294	(3.7%)	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the average exchange rates in effect during the quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2012 conversion rates, international revenues would have been lower than reported under GAAP by $92,000 in the third quarter of fiscal 2013.

Direct Cost of Services. Direct cost of services decreased $2.9 million, or 3.2%, to $86.8 million for the three months ended February 23, 2013 from $89.7 million for the three months ended February 25, 2012. The decrease in the amount of direct cost of services was attributable to a 2.4% decline in the number of hours worked in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012, as well as a decline in pay rate per hour of approximately 1.6% over the same period. Client reimbursable expenses also declined about 16%. The direct cost of services percentage of revenue was 62.9% and 62.6% for the three months ended February 23, 2013 and February 25, 2012, respectively. The change in the direct cost of services percentage between the quarters resulted primarily from increases in health care expenses during the third quarter of fiscal 2013 and reduced leverage on certain benefit costs; these offset the current quarter favorable change in the bill rate/pay rate ratio and the decrease in the amount of zero gross margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 30.1% and 30.3% for the quarters ended February 23, 2013 and February 25, 2012, respectively. S, G & A decreased $1.8 million, or 4.1%, to $41.6 million for the three months ended February 23, 2013 from $43.4 million for the three months ended February 25, 2012.

The decrease quarter-over-quarter is primarily related to the receipt of a legal settlement of $550,000 and a reduction of incentive compensation for fiscal 2013 during the current quarter. Management and administrative headcount decreased from 713 at the end of the third quarter of fiscal 2012 to 699 at the end of the third quarter of fiscal 2013.

Sequential Operations. On a sequential quarter basis, fiscal 2013 third quarter revenues decreased approximately 2.3%, from $141.2 million to $138.0 million, primarily attributable to the decrease in billable hours between the two periods as more vacation time was taken by our consultants in the current quarter (which includes the holiday period) than during the second quarter. Billable hours worked decreased 1.9%, while bill rates were flat. The Company’s sequential revenue decreased in North America (0.4%), Europe (5.9%) and Asia Pacific (14.3%). The direct cost of services percentage of revenue increased from 60.9% in the second quarter of fiscal 2013 to 62.9% in the third quarter of fiscal 2013. The increase was primarily the result of the resetting of payroll taxes on January 1, higher healthcare costs and reduced leverage on certain fixed benefit expenses. The ratio of S, G & A to revenue increased from 30.0% for the quarter ended November 24, 2012 to 30.1% for the quarter ended February 23, 2013, due to decreased leverage as a result of lower revenue in the third quarter of fiscal 2013.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to the employee portion of contingent consideration and contingent consideration were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration). Based upon the first three and a quarter years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios used in determining the contingent consideration liability for the three quarters of a year remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, therefore, no amounts are recorded in the Company’s Consolidated Statement of Operations for the quarter ended February 23, 2013. In the second quarter of fiscal 2012, the Company initially determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013, and, based upon this conclusion, reduced the fair value of the estimated liability from $33.4 million to zero, representing a favorable non-cash adjustment as reflected in the Company’s Consolidated Statement of Operations ($20.4 million net of tax, including the employee portion adjustment discussed below). In addition, in the second quarter of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it was more likely than not that the earn-out contingent consideration will not be paid.

The estimates of both the employee portion of contingent consideration and contingent consideration payable require very subjective assumptions to be made of various potential operating result scenarios and future revision to these assumptions could materially change the estimate of the amount of either liability and, therefore, materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $422,000 for the three months ended February 23, 2013 from $487,000 for the three months ended February 25, 2012. The decrease is the result of the completion of amortization on certain identifiable intangible assets between the two periods. Based upon identified intangible assets recorded at February 23, 2013, the Company anticipates amortization expense related to identified intangible assets to approximate $1.7 million during the fiscal year ending May 25, 2013.

Depreciation expense was $1.1 million for the three months ended February 23, 2013 compared to $1.4 million for the three months ended February 25, 2012. Depreciation decreased as a number of assets were fully depreciated during fiscal 2012 and the Company slowed the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $37,000 in the third quarter of fiscal 2013 compared to $51,000 in the third quarter of fiscal 2012. The decrease in interest income in the third quarter of fiscal 2013 is primarily the result of lower available cash balances for investment as compared to the prior year’s third quarter and, to a lesser extent, lower interest rates available.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of February 23, 2013, the Company also has $33.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $3.6 million (effective tax rate of approximately 44%) and $4.1 million (effective tax rate of approximately 49%) for the three months ended February 23, 2013 and February 25, 2012, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2013 and 2012 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The period to period decrease in the effective tax rate results primarily from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $594,000 and $677,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2013 and 2012, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Nine Months Ended February 23, 2013 Compared to Nine Months Ended February 25, 2012

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $10.1 million, or 2.4%, to $416.2 million for the nine months ended February 23, 2013 from $426.3 million for the nine months ended February 25, 2012. The number of hours worked in the first nine months of fiscal 2013 decreased about 0.5% compared with the prior year’s first nine months while average bill rates declined about 1.6%, partially attributable to the impact of unfavorable currency rate changes between the first nine months of this year and the comparable period of last year. In addition, the revenue decrease in the period is partially attributable to client reimbursement revenue which declined approximately 21% compared with the prior year period.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Nine Months Ended			% of Total
	February 23, 2013	February 25, 2012	% Change	February 23, 2013	February 25, 2012
North America	$325,422	$318,593	2.1%	78.2%	74.7%
Europe	63,098	77,118	(18.2%)	15.2%	18.1%
Asia Pacific	27,630	30,545	(9.5%)	6.6%	7.2%

Total	$416,150	$426,256	(2.4%)	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the average exchange rates in effect during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-U.S. based operations, our revenue can be impacted. Using the comparable fiscal 2012 conversion rates, international revenues would have been higher than reported under GAAP by $3.6 million in the first nine months of fiscal 2013.

Direct Cost of Services. Direct cost of services decreased $9.1 million, or 3.4%, to $256.4 million for the nine months ended February 23, 2013 from $265.5 million for the nine months ended February 25, 2012. The decrease was partially attributable to the impact of the strengthening U.S. dollar against currencies in countries in which we operate during the most recent period as compared to the prior year period (the currency fluctuation also contributed to the 3.1% decrease in the average hourly consultant pay rate between the two periods). In addition, the number of hours worked decreased 0.5% in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012. Client reimbursable expenses also declined about 19%. The direct cost of services percentage of revenue was 61.6% and 62.3% for the nine months ended February 23, 2013 and February 25, 2012, respectively. The improvement in the direct cost of services percentage between the two periods resulted from the favorable change in the bill rate/pay rate ratio in the first nine months of fiscal 2013 and the decrease in the amount of zero gross margin client reimbursements.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.3% and 30.2% for the nine months ended February 23, 2013 and February 25, 2012, respectively. S, G & A decreased $2.9 million, or 2.2%, to $126.0 million for the nine months ended February 23, 2013 from $128.9 million for the nine months ended February 25, 2012.

The decrease period-over-period is primarily related to the impact of currency exchange rates between the two periods, the receipt of a legal settlement of $550,000 and reductions in the Company’s incentive compensation accruals in fiscal 2013.

Employee Portion of Contingent Consideration and Contingent Consideration Adjustment. As further described in “Critical Accounting Policies—Contingent Consideration” above, estimates related to the employee portion of contingent consideration and contingent consideration were recorded beginning in fiscal 2010 as a result of management’s evaluation of the amount of contingent consideration owed to employees related to the Sitrick Brincko Group acquisition (in the case of the employee portion of contingent consideration) and the change in the estimated fair value of the contingent consideration (in the case of contingent consideration). Based upon the first three and a quarter years of actual results and the Company’s updated probability weighted assessment of various projected EBITDA scenarios used in determining the contingent consideration liability for the three quarters of a year remaining in the earn-out period, the Company believes it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, therefore, no amounts are recorded in the Company’s Consolidated Statement of Operations for the nine months ended February 23, 2013. In the prior year second quarter, the Company initially determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013, and, based upon this conclusion, reduced the fair value of the estimated liability from $33.4 million to zero, representing a favorable non-cash adjustment as reflected in the Company’s Consolidated Statement of Operations ($20.4 million net of tax, including the employee portion adjustment discussed below). In addition, in the second quarter of fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it was more likely than not that the earn-out contingent consideration will not be paid.

The estimate of both the employee portion of contingent consideration and contingent consideration payable require very subjective assumptions to be made of various potential operating result scenarios and future revision to these assumptions could materially change the estimate of the amount of either liability and, therefore, materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $1.3 million for the nine months ended February 23, 2013 from $2.9 million for the nine months ended February 25, 2012. The decrease is the result of the completion of amortization on certain identifiable intangible assets between the two periods.

Depreciation expense was $3.5 million for the nine months ended February 23, 2013 compared to $4.4 million for the nine months ended February 25, 2012. Depreciation decreased as a number of assets were fully depreciated during fiscal 2012 and the Company slowed the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $135,000 in the first nine months of fiscal 2013 compared to $204,000 in the first nine months of fiscal 2012. The decrease in interest income in fiscal 2013 is primarily the result of lower interest rates available as compared to the prior year and, to a lesser extent, lower available cash balances for investment.

Income Taxes. The Company’s provision for income taxes was $14.0 million (effective tax rate of approximately 48%) and $26.4 million (effective tax rate of approximately 45%) for the nine months ended February 23, 2013 and February 25, 2012, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision in the first nine months of fiscal 2013 and 2012 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying ISO exercises impact the Company’s effective tax rate.

In addition, in the first nine months of fiscal 2013, the provision decreased compared to the same period in fiscal 2012 because of the fiscal 2012 pre-tax income resulting from the adjustment of estimated fair value of contingent consideration for which a related deferred tax asset had previously been established ($13.4 million) and from a reduction in pretax losses in certain foreign jurisdictions in which no tax benefits are recorded.

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

As of February 23, 2013, the Company had $118.9 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2013. As of February 23, 2013, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of February 23, 2013, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $18.0 million in cash for the nine months ended February 23, 2013 compared to $19.8 million for the nine months ended February 25, 2012. Cash provided by operations in the first nine months of fiscal 2013 resulted from net income of $15.2 million and non-cash items of $9.4 million, offset by net unfavorable changes in operating assets and liabilities of $6.6 million. In the first nine months of fiscal 2012, cash provided by operations resulted from net income of $32.2 million offset by unfavorable non-cash items of $7.2 million and unfavorable net changes in operating assets and liabilities of $5.2 million. The unfavorable non-cash items in fiscal 2012 included the impact of the reduction of contingent consideration during the period (approximately $20.4 million net of tax impact). Non-cash items in both years include depreciation and amortization (which decreased between the two periods as several intangible assets became fully amortized in fiscal 2012) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset change between the two periods was the increase in accounts receivable as of February 23, 2013 over the balance at May 26, 2012. This is the result of increased volume of sales in the final period of the third quarter of fiscal 2013 as compared to the final period of the fourth quarter of fiscal 2012. Net cash used in investing activities was $12.5 million for the first nine months of fiscal 2013 compared to $22.1 million in the comparable prior year period. Cash used to purchase short-term investments (primarily commercial paper) exceeded cash from redemption of short-term investments in the first nine months of fiscal 2013 by approximately $10.0 million as compared to $19.7 million in the first nine months of fiscal 2012. Purchases of property and equipment increased approximately $100,000 between the two periods.

Net cash used in financing activities totaled $23.4 million for the nine months ended February 23, 2013, compared to $40.3 million for the nine months ended February 25, 2012. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about $1.3 million higher in fiscal 2013 compared to the same period in fiscal 2012. However, the Company used $38.4 million in the first nine months of fiscal 2012 to purchase approximately 3.4 million shares of its common stock on the open market versus $21.9 million in the first nine months of the current fiscal year to purchase approximately 1.8 million shares. The Company also paid dividends on its common stock of $7.0 million in the first nine months of fiscal 2013, approximately $900,000 higher than the year before. The Company’s board of directors declared a quarterly cash dividend of $0.06 per common share on January 19, 2013. The dividend of approximately $2.4 million, paid on March 21, 2013, is accrued in the Company’s Consolidated Balance Sheet as of February 23, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of February 23, 2013, we had approximately $118.9 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended February 23, 2013, approximately 23.2% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 73% of our balances of cash, cash equivalents and short-term investments as of February 23, 2013 were denominated in United States dollars. The remaining 27% was comprised primarily of cash balances translated from Japanese Yen, Hong Kong Dollars, Canadian Dollars or Euros. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 23, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 23, 2013. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 23, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may be unable to adequately protect our intellectual property rights, including our brand name and software products, in every jurisdiction in which we operate. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for United States and foreign registrations on this service mark. We have previously obtained United States registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002, as well as certain foreign registrations. On March 29, 2013 we filed United States a trademark application for our RGP service mark and puzzle piece logo, Serial No. 85/890,836, as well as United States trademark applications on our RGP service mark, puzzle piece and tag line, Serial No. 85/890,838; our RGP Healthcare service mark and puzzle piece logo, Serial No. 85/890,839; our RGP Legal service mark and puzzle piece logo; Serial No. 85/890,843, and our RGP Search service mark and puzzle piece logo, Serial No. 85/890,845. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the operating company name of Resources Global Professionals. We obtained United States registration on our Resources Global Professionals service mark, Registration No. 3,298,841 registered September 25, 2007. However, our rights to this service mark are not currently protected in some of our foreign registrations, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

We are also currently developing a software product for the healthcare industry to address enterprise wide incident management and patient safety issues. We have applied for United States and foreign registrations on the service mark for this product. We intend to file for further intellectual property rights with regard to the product at the appropriate time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2011, our board of directors approved a stock repurchase program, authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. This program commenced in July 2011 when the previous program’s authorized limit had been met. The table below provides information regarding our stock repurchases made during the third quarter of fiscal 2013 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
November 25, 2012 — December 22, 2012	—	$—	—	$90,879,876
December 23, 2012 — January 19, 2013	338,600	$11.87	338,600	$86,859,616
January 20, 2013 — February 23, 2013	170,100	$11.92	170,100	$84,831,731

Total November 25, 2012 — February 23, 2013	508,700	$11.89	508,700	$84,831,731

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 2, 2013	/s/ Donald B. Murray
Donald B. Murray
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2013	/s/ Nathan W. Franke
Nathan W. Franke
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.