Form 10-K
period 2013-05-25
RESOURCES CONNECTION INC
filed 2013-07-22
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 23, 2012, the approximate aggregate market value of common stock held by non-affiliates of the registrant was $450,434,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 15, 2013, there were approximately 39,880,645 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

i

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 25, 2013, May 26, 2012 and May 28, 2011 consisted of 52 weeks.

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

Overview

Resources Connection is a multinational consulting firm; its operating entities primarily provide services under the name Resources Global Professionals (“RGP” or the “Company”). The Company is comprised around client service teams and consultants who are experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial and legal and regulatory services in support of client-led projects, interim needs and consulting initiatives. We assist our clients with projects requiring specialized expertise in:

•

Finance and accounting services, such as financial analyses (e.g., product costing and margin analyses), carve-outs and divestitures, merger and acquisition due diligence, budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, initial public offering assistance and assistance in the preparation or restatement of financial statements

•	Information management services, such as financial system/enterprise resource planning implementation and post implementation optimization

•	Corporate advisory, strategic communications and restructuring services

•

Corporate governance, risk management, internal audit co-sourcing and compliance efforts under the Sarbanes-Oxley Act of 2002 (“Sarbanes”) or the Dodd-Frank Wall Street Reform and Consumer Protection Act

•	Supply chain management services, such as strategic sourcing efforts, contract negotiations and purchasing strategy and Conflict Minerals compliance

•	Actuarial support services for pension and life insurance companies

•	Human capital services, such as change management and compensation program design and implementation

•	Legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based, secondment or peak period needs

We were founded in June 1996 by a team at Deloitte LLP (“Deloitte”), led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created the Company to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities. In 2013, we redesigned our logo to reflect our initials, RGP, and are increasingly using this acronym to brand the Company.

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

As of May 25, 2013, we employed or contracted with 2,208 consultants serving clients. Our consultants have professional experience in a wide range of industries and functional areas and tend to be in the latter third of their careers, many with advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of over 1,800 clients during fiscal 2013, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, we have served 87 of the current Fortune 100 companies at one time or another. As of May 25, 2013, we served our clients through 47 offices in the United States and 26 offices abroad.

During our first three years of operations, our offices were located only in the United States. Since then, to enhance our service capabilities to global clients, we have increased our presence in other regions around the world. While much of our growth in countries outside of the United States has resulted from the establishment of new RGP offices, we completed a number of acquisitions prior to fiscal 2013 to build our presence and to serve our international clients around the world (including acquisitions in Australia, India, the Netherlands, Sweden and the United Kingdom).

We are a multinational company with offices in 21 countries. Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Year Ended			% of Total
	May 25, 2013	May 26, 2012	% Change	May 25, 2013	May 26, 2012
North America	$436,025	$430,584	1.3%	78.4%	75.3%
Europe	83,441	100,332	(16.8)%	15.0%	17.6%
Asia Pacific	36,868	40,847	(9.7)%	6.6%	7.1%

Total	$556,334	$571,763	(2.7)%	100.0%	100.0%

See Note 15 — Segment Information and Enterprise Reporting — to the Consolidated Financial Statements for additional information concerning the Company’s domestic and international operations and Part I Item 1A. “Risk Factors — The increase in our international activities will expose us to additional operational challenges that we might not otherwise face” for information regarding the risks attendant to our international operations.

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

Industry Background

Changing Market for Project- or Initiative-Based Professional Services

RGP’s services cover a range of professional areas. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. We believe that over the last decade the market for professional services has evolved in response to financial events and legislation passed following such events and that companies may be more willing to choose alternatives to traditional professional service providers. We believe RGP is positioned as a viable alternative to traditional accounting, consulting and law firms in numerous instances because, by using project professionals, companies can:

•	Strategically access specialized skills and expertise

•	Effectively supplement internal resources

•	Increase labor flexibility

•	Reduce their overall hiring, training and termination costs

Typically, companies use a variety of alternatives to fill their project needs. Companies outsource entire projects to consulting firms which provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Four accounting firms or other traditional professional services firms. Companies use temporary employees from traditional and Internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

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

Resources Global Professionals’ Solution

We believe that RGP is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that RGP provides high-quality services to clients seeking project professionals because we are able to combine all of the following:

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

•

Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2013, 49 of our 50 largest clients used more than one service line and 38 of those top 50 clients used three or more service lines; and 2) 48 of our largest 50 clients in fiscal 2011 remained clients in fiscal 2013 while 41 of our top 50 clients in 2006 were still clients in 2013. In addition, during fiscal 2013 our top 50 clients were served by an average of six RGP offices, demonstrating the breadth of our relationships with clients world-wide.

•

Build the RGP brand. Our objective is to build RGP’s reputation as the premier provider of project-based consulting services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,208 consultants engaged as of May 25, 2013 and 707 management and administrative employees working from offices in 21 countries. In addition, we have national and local marketing efforts that reinforce the RGP brand.

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

•

Expanding geographically. We have been expanding geographically to meet the demand for project professional services around the world and currently have offices in 21 countries. We believe, based upon our clients’ requests, that as global economic conditions improve, there are significant opportunities to promote growth in our business internationally and, consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may add to our existing domestic office network when our existing clients have a need or if there is a new client opportunity.

•

Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since fiscal 1999, we have diversified our professional service offerings by entering into the areas of human capital, information management, internal audit and risk management, supply chain management, legal and regulatory services and corporate advisory, strategic communications and restructuring services and healthcare consulting. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 25, 2013, we employed or contracted with 2,208 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

Almost all of our consultants in the United States are employees of RGP. We typically pay each consultant an hourly rate for each consulting hour worked and for certain administrative time and overtime premiums, as required by law, and offer benefits, including: paid time off and holidays; a discretionary bonus program; group medical and dental programs, each with an approximate 30-50% contribution by the consultant; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, a consultant must work a threshold number of hours to be eligible for all of these benefits. In addition, we offer our consultants the ability to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs.

Internationally, our consultants are a mix between employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve. A few international practices also utilize a partial “bench model”; that is, certain consultants are paid a weekly salary rather than for each consulting hour worked with bonus eligibility based upon utilization.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2013, we served over 1,800 clients from offices located in 21 countries. Our revenues are not concentrated with any particular client or clients, or within any particular industry. In fiscal 2013, our largest client accounted for approximately 4% of our revenue and our 10 largest clients accounted for approximately 17% of our revenues.

The clients listed below represent the multinational and industry diversity of our client base in fiscal 2013.

AGCO Corporation	Makita Corporation
AIG	MetLife, Inc.
Caesars Entertainment	Phillips 66
Chevron Corporation	Rabobank Group
Citigroup Inc.	Sony Corporation
ConocoPhillips	Sotheby’s Inc.
Ford Motor Company	St. Joseph Health
GenCorp Inc.	State Street Corporation
Integra LifeSciences	Syngenta International AG
Kaiser Permanente	Tyco International
Kawasaki Heavy Industries, Ltd.	Union Bank, N.A.
Kinetic Concepts, Inc.

Services and Products

RGP was founded with a business model and operating philosophy rooted in the support of client-led projects and consulting initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple practice areas of expertise: finance and accounting; information management; human capital; corporate advisory and restructuring services; strategic communications; legal and regulatory; governance, risk and compliance; and supply chain management. In addition, with the complex initiatives and requirements facing the healthcare industry, we have formed a healthcare solutions/consulting group that we believe provides innovative approaches and solutions for our clients.

Finance & Accounting

RGP’s Finance and Accounting services encompass accounting operations, financial reporting, internal controls, financial analyses and business transactions. Clients utilize our services to bring accomplished talent to bear on change initiatives as well as day-to-day operational issues. We provide specialized skills and then transfer knowledge to clients in order to help them leverage their own personnel. RGP specializes in providing customized solutions to our clients’ most pressing business problems, through project management and providing access to full project teams for a specific initiative; but our scalability and global reach also put us in the ideal position to help organizations manage peak workload periods or add specific skill sets to ongoing client projects.

Project examples include:

•	Shared service center migrations

•	Implementation of new accounting standards

•	Financial analysis, such as product costing and margin analysis

•	Interim accounting management roles, such as chief financial officer, controller and director of accounting

•	Finance transformations

•	Post-merger and acquisition integration

•	Remediation of internal control weaknesses

•	Restatements of previously issued financial statements

•	External financial reporting and internal management reporting

•	Business process improvement

•	Preparation of financial statements and public filings related to merger and acquisition (“M&A”) transactions, or divestitures/carve-outs

•

Providing subject matter experts to perform technical research of complex accounting transactions, implementations and interpretations of pronouncements of the Financial Accounting Standards Board (“FASB”) and other regulatory bodies.

Sample Engagement — Acquisition Integration: To help a Fortune 500 medical device company integrate a $1.5 billion acquisition, RGP:

•	Partnered with the client’s Corporate Controller and supported financial system integration through project management and analyst advisory services

•	Supported the conversion of all financial policies, procedures and data into the client’s system of record

Sample Engagement — Merger of Two Firms to Create a Fortune 50 Company: When a global leader in financial services entered into an agreement to merge with another large global financial services company, RGP partnered with the integration team to ensure a successful merger. Our team of 50 professionals:

•	Provided financial leadership with the integration planning phase of an expected three year integration process

•	Served in team lead capacities and actively participated in the overall merger integration program including synergy tracking and reporting, and merger and integration expense tracking and reporting

•	Mapped the existing financial reporting structure to the revised structure for the new combined company

Sample Engagement — Financial Statement Carve-Out: After announcing its intention to divest one of its business units, our client, a provider of personal computer accessories, needed to report the business unit as a discontinued operation for all accounting periods presented in its next public filing, an annual report on Form 10-K, as well as subsequent quarterly and annual SEC filings until completion of the sale. To help with marketing the business unit, the client also needed to prepare audited financial statements for the business unit’s current and previous two years of operations on a stand-alone basis. The company had never prepared separate financial statements for this business unit and did not have sufficient capacity or knowledge within its financial reporting resources to do so. We completed the required financial statements, which included:

•	Preparing the information necessary to reclassify the business unit as a discontinued operation in the consolidated financial statements, including applicable adjustments

•	Creating stand-alone financial statements (including footnotes) for the business unit and the tax department

•	Performing analyses and creating the allocation model to determine the allocable costs for the stand-alone financials

Sample Engagement — Project Management in Support of Adoption of New Accounting Pronouncements: In anticipation of significant efforts necessary for successful implementation of the upcoming FASB convergence project standards as well as other FASB pronouncements, a public energy company proactively decided to establish an enterprise-wide project management office for such enterprise-wide accounting project implementations. RGP provided a project management subject-matter expert who designed and set-up a project management office function for the implementation of such accounting standards. We provided the company with a convergence governance structure, project charter, roles and responsibilities, work breakdown structure and a high-level project plan.

Sample Engagement — Conversion to Bank-Holding Company: Faced with a difficult economic environment, a Fortune 500 commercial lending company converted to a bank-holding company in order to receive financial assistance from the United States government. In addition to providing support to assist in the formation of a bank-holding company, RGP was engaged to provide change management project support in the regulatory and financial reporting areas of the company. RGP consultants with backgrounds in financial reporting, risk management, information technology (“IT”) and United States regulatory reporting, assisted the organization to meet the extensive reporting requirements of the newly formed bank-holding company while also working to rationalize the organizational structure of the business.

Sample Engagement — Finance Process Improvement: Since its integration with a larger global financial services company, our client, a Mexico-based company, experienced significant challenges with its new financial reporting requirements. The company recognized that a new business architecture was required and decided to implement a new enterprise performance management solution. As a business partner with subject matter expertise in business process improvement and process reengineering, methodologies and tools, we led the finance process improvement initiative, which allowed the organization to focus on other priorities.

Sitrick Brincko Group

Sitrick Brincko Group offers a unique combination of strategic counsel, tactical execution, and organizational and logistical support critical to both public and private companies and high profile individuals, both in the United States and overseas. Its extensive experience in strategic, corporate, financial and transactional communications as well as general management, finance, strategic planning, manufacturing and distribution have made Sitrick Brincko Group a partner to boards of directors and management engaged in acquisitions, proxy fights, litigation, management changes, government inquisitions, corporate reorganizations or when repositioning, redirecting or unwinding a business.

Combined with RGP’s broad capabilities and global footprint, Sitrick Brincko Group offers a wide variety of services to clients, including:

•	Strategic and crisis communications

•	Repositioning a business or business segment

•	Change management

•	Litigation support

•	Restructuring and reorganization

•	Performance improvement

•	Loan portfolio review and loan workout

•	Bankruptcy administration and management

•	Corporate and financial advisory

•	Interim and crisis management

•	Fiduciary Services, Trustee, Receiver, Examiner

•	Creditor representation and recovery

•	Dispute resolution and litigation support

Sample Engagement — Financial Restructuring: Sitrick Brincko Group, working with the board of directors, management and other advisors, developed and implemented the strategic communications for the successful restructuring and change in management of a large beverage distributor. This was a cross-border engagement, with the company based in Poland, new investors and management based in Russia and the restructuring in the United States.

Sample Engagement — Litigation Support: Sitrick Brincko Group was retained by a technology company to provide litigation support for a patent infringement suit the company was about to file against a much larger and even better known competitor. Sitrick Brincko developed a communications strategy that resulted in the case being settled within two days of its filing.

Sample Engagement — Proxy Contest: Sitrick Brincko Group provided strategic communications counsel in a proxy contest launched against an Israeli company where a hedge fund was trying to take control of the board of directors. The company maintained control of the board of directors.

Sample Engagement — Litigation Support: Sitrick Brincko Group was engaged by an international services firm in conjunction with significant adverse litigation. In this capacity, our senior consultants analyzed data, performed damages assessments and provided expert testimony on the matter.

Information Management

RGP’s Information Management practice provides planning and execution services in four primary areas: Program and Project Management, Business and Technology Integration, Data Strategy and Management, and IT Strategy and Advisory. By focusing on the initiative as defined by our clients, RGP can provide continuity of service from the creation or expansion of an overall IT strategy through the post-implementation support. In addition to these services, we have expertise in a variety of technology solutions: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; human resources (“HR”) information systems; supply chain management systems; core finance and accounting systems; audit compliance systems; and financial reporting, planning and consolidation.

The following are examples of the type of work our Information Management consultants perform partnering with our clients:

Program and Project Management:

•	Program management office design and optimization

•	Project management and recovery

•	Project audit and assessments

•	Portfolio rationalization

Business & Technology Integration:

•	Business analysis and process reengineering

•	System selection and implementation

•	System stabilization and optimization

•	Quality assurance and testing

Data Strategy & Management:

•	Data analysis, conversion and integration

•	Data governance, security and quality management

•	Business intelligence strategy and execution

•	Business performance management solutions

IT Strategy and Advisory:

•	IT assessments and strategic planning

•	Outsourcing and shared service strategy

•	Merger planning and integration

•	Infrastructure, architecture and design services

Sample Engagement — Cyber Security Operations and Analysis Center (“CSOAC”) Design and Technology Selection – A U.S. federal electric power agency engaged RGP to design a cyber-security function to identify threats, weaknesses and vulnerabilities and to help prevent and mitigate attacks on its networks and systems. The CSOAC will focus on real time or near real time feed of security information from intrusion detection systems, firewalls and operating systems, and near real time vulnerability and configuration scans, including event correlation and analysis to prevent current and future cyber-security attacks. RGP activities include:

•	Serving as program manager, business analyst, and cyber security advisor

•	Driving the initiative through project initiation, assessment, and planning phases

•	Leading the company through the necessary technology selection

Sample Engagement — System Redesign and Reimplementation: After spending $100 million on a large consulting firm’s unsuccessful implementation of SAP software, our client, a privately-held manufacturer and exporter of dairy products, engaged us to lead a system review, redesign and reimplementation initiative. As the Chief Information Officer’s strategic IT partner, RGP is responsible for activities such as:

•	Developing and leading the Program Management Office

•	Performing a system review

•	Project managing the reimplementation and roll out of SAP

•	Redesigning the client’s custom manufacturing process and integrating it with SAP and Wonderware

•	Performing quality assurance tests

•	Providing end user training and post-go live support

Sample Engagement — ICD-10 Transition: Unhappy with a consulting firm’s plan and high cost estimate associated with the implementation of a federally mandated ICD-10 compliance project, a leading Medicaid managed care plan sought RGP’s help. We reorganized, planned, restarted, and executed the transition to ICD-10 for several million dollars less than the third-party consulting firm originally estimated. Our activities included:

•	Leading the ICD-10 transition as project manager

•

Converting the third-party consulting firm’s impact assessment into an executable ICD-10 Program with project plans, staffing requirements, and requirements documents that were compatible with the client’s Program Management Office’s documentation standards

•	Overseeing the internal project team and the third-party consulting staff

•	Facilitating executive steering committee and directors meetings

•	Bringing the project back on track to meet the government’s compliance deadline

Sample Engagement — Centralization/Optimization of Dealer Servicing Operations: After acquiring a number of brands, a leading global manufacturer of agricultural equipment desired to gain efficiencies by centralizing and optimizing its dealer servicing operations.

RGP provided the necessary analysis, process design and solution that enabled our client to move forward with its centralization efforts. Our activities included:

•	Analyzing the organization’s people, processes, and systems

•	Identifying improvement opportunities

•	Evaluating options for a dealer central location, and suitable automated solutions and IT architecture options

•	Developing a business case for senior management, including best practices and key metrics, critical success factors, anticipated costs, service levels and benefits and alternatives considered

•	Designing new and optimizing existing processes for the approved solution

Human Capital

RGP’s Human Capital consultants apply project-management and business analysis skills to help solve the people aspects of business problems. The two primary areas of focus of our human capital practice are change management/business transformation and HR operations.

Change Management: To achieve the desired business outcome, our Human Capital professionals work with client teams to help drive their initiatives to successful completion. We help our clients manage change resulting from acquisitions, mergers, downsizing, reorganizations, system implementations or new legislative requirements (Sarbanes, Basel II, HIPAA, the Patient Protection and Affordable Care Act, etc.).

Using our proprietary E3 (E Cubed) change management framework, our consultants are able to help clients understand and prepare for significant changes in their organizations and how to best position their teams for success. Our consultants help our clients using E3 in three distinct change management phases:

Engage: Identify key stakeholders and develop communication messages to ensure buy-in support

Enable: Identify objectives, evaluate readiness and develop organizational modifications

Execute: Assess impact, deliver training and communication, and assess outcomes

HR Operations and Technology: RGP’s Human Capital professionals, with backgrounds in HR operations and technology, possess the business acumen and technical skills to bring a blend of expertise to various projects, including the following:

Organizational Development

•	Performance measurement and management

•	Process analysis and redesign

•	Succession planning and career development programs

•	Employee retention programs, opinion surveys and communication programs

HR Information Systems

•	Project management

•	Change management

•	System selection, optimization and implementation

•	Data conversion

•	Post-implementation support

•	Supplementing client staff

HR Operations

•	HR management

•	Compensation

•	HR training

•	Compliance/legal

•	Benefits

•	Recruitment

Sample Engagement — Change Management for ERP Implementation: Following a global retailer’s highly customized and ineffective Oracle R12 Projects Module implementation, RGP developed, led and helped execute the change management program related to the system’s re-implementation and upgrade. We worked alongside the client’s internal project manager and a system integration firm to ensure the re-implementation’s sustainable success.

Sample Engagement — Change Management, Enterprise-Wide IT Reorganization: A Fortune Global 100 diversified entertainment company needed to restructure and reorganize its enterprise-wide IT capabilities. During this engagement, RGP developed change management and communication strategies to support organizational and operational restructuring. In addition, our team served on the leadership task force responsible for driving operational strategies throughout the organization.

Sample Engagement — Recruiting Assistance and Process Improvement: A large multinational company based in India needed assistance in sourcing and hiring over 100 qualified candidates to work for the client’s Afghanistan operations. The client also wanted a defined process to monitor recruitment efficiency while promoting and achieving cost savings.

With RGP’s HR specialist directing three client recruiters, the team identified and hired more than 120 candidates.

Sample Engagement — Cultural Reinvention Post-Restructure: RGP partnered with a global multi-billion dollar health care products company and its human resource management team to reinvent the culture of the company’s newly restructured organization. Our change management professionals assessed the skills of each individual in various functional areas and made recommendations for improvement and/or transition out of the organization. Working with the Vice President of HR and business leaders, we identified the behavioral and technical skills necessary to move the company forward. Additionally, we assisted with recruiting key talent, assimilating new talent into the organization and coaching new and existing employees, to ensure the behaviors appropriately aligned with the company’s direction.

Legal & Regulatory

RGP Legal helps clients drive and execute their legal, risk management and regulatory initiatives. Our consultants (comprised of attorneys, paralegals and contract managers) have significant experience working at the nation’s top law firms and companies. RGP Legal provides general counsel access to exceptional talent on an agile basis for the exact subject-matter knowledge and business perspective required for a particular task or workflow. Generally, RGP Legal is engaged to work directly with in-house counsel or with traditional outside counsel for projects or pieces of “unbundled” work. A few examples of areas in which we serve our clients include:

•	Mergers and acquisitions (including integration), divestitures and joint ventures

•	Commercial transactions, contracts, licensing, real estate transactions and employment matters

•	Quarterly and annual SEC filings, annual meetings, proxy statements and corporate governance matters

•	Compliance policy development and implementation, compliance training, testing and reporting

•	Litigation management and support, including document review and analysis, investigations and regulatory reviews

•	Bankruptcy, corporate restructurings and workouts

•	Secondment during leaves of absence or due to employee attrition

•	Implementation and optimization of legal operations, including policies, procedures and systems

Sample Engagement — Investigation of Misconduct Allegations: Our client, a multi-million dollar engineering services company, had received serious allegations of misconduct with respect to employee misclassification, conflicts of interest, affirmative action and payroll compliance. In addition, there were allegations around the company’s Employee Retirement Income Security Act (“ERISA”) compliance and 401(k) plan compliance. Its audit committee needed to do an objective investigation of the allegations to determine their validity, and if valid, determine what potential remedies were necessary.

RGP Legal was engaged through our client’s outside counsel to investigate the allegations through a careful review of client documents, policies, and employee interviews. Two of our attorney consultants handled the investigation. One attorney was a specialist in employment matters, while the other had expertise with ERISA laws and regulations. We completed the investigation in a timely fashion and at a significantly lower cost than our client would have incurred had they relied solely on traditional outside counsel.

Sample Engagement — Commercial Transaction Support: A publicly traded medical device company required immediate support for commercial contracts development, negotiation and processing during a period of M&A integration. Our client, recently purchased by a large out-of-state conglomerate, was not in a position to hire a traditional employee. The client needed to continue to support the legal operations of the specified business units in a more unique way during this substantial transaction.

RGP Legal provided a highly experienced, industry-specific, legal professional – to support the client’s North American division, consisting of 30 team members – to review, draft and negotiate commercial agreements for customers (including service agreements to individual hospitals, group purchasing entities and medical practice groups). We also assisted with streamlining commercial transaction processes and identifying contracting efficiencies in the M&A integration process.

Sample Engagement — Legal Expense Management & Reduction: A publicly traded financial services company was under increasing pressure to reduce law department expenditures. Working with the procurement department, the law department initiated a project to analyze its outside counsel legal spend, and to determine how it could reduce its overall legal budget without sacrificing the quality of outside counsel legal advice. Because of a lack of expertise and overall resource constraints, the law department needed an experienced attorney with significant legal expense management experience to lead the initiative.

RGP Legal deployed a former general counsel with financial services and legal spend reduction experience to lead the initiative. Our consultant identified potential fee arrangement negotiations, law firm consolidations, lower cost providers and preferred provider programs to increase the company’s leverage and efficiency.

Sample Engagement — International Expansion: A publicly traded life sciences company tasked its legal department to establish the appropriate framework for international expansion in Asia and Europe. Faced with tight deadlines, a significant volume of work and reduced budget, the Office of the General Counsel needed an additional corporate lawyer with international expertise and specific language skills to work side-by-side with the current legal department team members to achieve this strategic initiative.

RGP Legal provided a highly accomplished corporate lawyer, who had lived and practiced in Asia, to assist the team. The project included all aspects of international corporate formation, including research of local regulatory requirements, tax implications and planning, and business strategy decisions. Working with local counsel, our consultant drafted, reviewed and advised on all manner of relevant agreements including preliminary Memorandums of Understanding, Letters of Intent, master agreements, joint venture agreements, commercial agreements, employment agreements, and construction and supply agreements.

Sample Engagement — Regulatory Change: Our client, a global investment management firm managing significant high net worth accounts and defined benefit and defined contribution retirement plans, needed support to assist the in-house legal team with analyzing the impact of various regulatory changes and designing a plan to operationalize compliance. These changes included regulations under ERISA and Taft Hartley. The client was looking for a consultant with significant securities law experience coupled with business operations expertise. Following this strategy and design project, the client needed a team of consultants to assist it with the build out of a worldwide account management system.

Initially, the client engaged two of our legal consultants. As the project evolved, one of our Finance and Accounting consultants with significant financial services industry experience joined the project. Working collaboratively with the internal client team, we served as project leader and execution experts to manage day-to-day operations. With our ability to work cross-functionally with other practice areas, we provided a quick and cost-effective resolution to our client’s need for additional expertise on the project.

Governance, Risk and Compliance (“GRC”): Corporate Governance, Risk Management, Internal Audit and Compliance Services

RGP’s GRC practice assists clients with a variety of governance, risk management, internal audit and compliance initiatives. The professionals in our GRC practice have experience in operations, controllership and internal and external audit and serve our clients in any number of roles required — from program manager to team member. In addition to helping clients worldwide in the areas of audit, risk and compliance, we are able to draw on RGP’s other practice areas to bring the required business expertise to the engagement. Specific types of engagements include the following:

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

•

Governance, Risk and Compliance: Economic and world events over the last five years, including the global financial crisis and the mortgage crisis, have raised the awareness of risk and the need for strong governance in all areas of business. Companies are responding by taking a new and deeper look at how they make decisions and govern themselves, the type of risks present in their environments and how to mitigate those risks and assess whether they have a culture of compliance. These initiatives are typically enterprise-wide and RGP can assist by designing and executing a risk assessment process, working as project managers or team members on a governance, risk and compliance initiative, or evaluating governance processes such as compensation, hiring and promotion practices and evaluation of systems.

•

Sarbanes, J-SOX, Conflict Minerals and Other Compliance Initiatives: We have worked with clients on a number of compliance issues, including Japan’s Financial Instrument Exchange Law (“J-SOX”), Bank Secrecy Act, Basel II, HIPAA, Anti Money Laundering, Gramm Leach Bliley and Dodd Frank, including the complex and still evolving requirements for Conflict Minerals reporting. In the area of Sarbanes compliance, RGP helps businesses by redesigning processes to leverage best practices, using a risk-based approach, identifying or designing entity level controls, and reducing the cost of on-going testing and documentation.

Sample Engagement — Co-Sourced Internal Audit: A global automotive parts supplier engaged RGP as its worldwide co-sourcing internal audit partner. We executed the client’s audit work program in the United States, Brazil, Mexico, China, Japan, and Turkey utilizing professionals with local language and cultural knowledge to ensure efficient and high quality audits.

Sample Engagement — Global Sarbanes Implementation: The CFO of a privately-held international manufacturer of building products wanted to help enhance the company’s ability to compete for capital by becoming Sarbanes compliant.

RGP implemented Sarbanes at over 100 sites across 14 countries. Our international team of 32 consultants served as the client’s lead IT project manager, Sarbanes experts and team leads to ensure its finance, operations and IT compliance with initial Sarbanes’ requirements and to provide the education and knowledge transfer to help ensure future compliance. Specific duties included: planning, scheduling, documentation, segregation of duties analysis, end-user computing analysis, testing, and remediation.

Sample Engagement — Post Merger Integration: A global, United States (“U.S.”)-based pharmaceutical company acquired an India-based pharmaceutical developer and manufacturer with a strong product pipeline focused on niche first-to-file and first-to-market products. The client faced a significant challenge since the acquired company lacked internal controls and violated numerous regulatory standards.

The client engaged RGP to ensure full compliance of the acquired company with the parent company’s U.S. standards from finance and accounting, operational, ethical and governance standpoints. Tasks included post-merger integration execution, a “forensic audit” of internal controls and identification of significant internal control deficiencies.

Supply Chain Management

RGP’s Supply Chain Management (“SCM”) practice assists clients in the planning, execution, maintenance and troubleshooting of complex supply chain systems and processes. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our services include:

•	Analyzing and implementing business process improvements and assisting with technology enhancements to maximize the effectiveness of the supply chain

•	Supporting clients on managing supply chain risk, regulatory compliance, and corporate social responsibility initiatives

•

Providing experienced and accomplished supply chain professionals — with a variety of skill sets and backgrounds — who can lead or assist strategic sourcing efforts, negotiate contracts, serve as commodity/category experts, develop strategies and perform operational and tactical procurement activities

•

Presenting a variety of supply chain management solutions, including Procure-to-Pay programs; strategic sourcing; supplier relationship management; contracts management; supply chain compliance; logistics and materials management; inventory rationalization; warehouse optimization; Lean/Six Sigma; Demand Planning and Forecasting; supplier diversity programs; SCM Technology; purchasing card programs; and establishing key performance indicators and metrics

Sample Engagement – Conflict Minerals Compliance: For a large, global technology component manufacturer, RGP helped address its complex global supply chain related to compliance requirements adopted by the SEC pursuant to Dodd Frank Section 1502. RGP’s Conflict Minerals compliance team applied their deep functional experience in supply chain management and risk assessment and engaged with the client’s designated team to design and deploy a customized end-to-end Conflict Minerals compliance program, including Reasonable Country of Origin Inquiry (“RCOI”) and due diligence process design. RGP project activities included:

•	Providing advisory services to support the global roll out of their Conflict Minerals compliance program

•

Designing and deploying an RCOI and due diligence process for more than 17,000 suppliers and 300,000 items, utilizing policyIQ, RGP’s proprietary content management application, to issue questionnaires and aggregate part-level and supplier-level responses

•	Designing a supplier training program to build awareness of client requirements and objectives to achieve compliance in 2013

•	Developing an auditable “Standard Operation Procedure” aligned with the Organization for Economic Co-Operation and Development five-step framework

•	Developing an RCOI evaluation, validation, and risk assessment process

Sample Engagement — Accounts Payable Assessment: After implementing the Oracle R11 application for all financial activities and implementing an off-shore shared services organization to support Accounts Payable (“AP”) processing and vendor management responsibilities, this luxury e-retailer experienced significant delays in processing vendor payments. The delays adversely affected merchandise availability and supplier relationships, essential elements in the retailer’s business model.

Our assessment of the Finance organization’s people, processes and technology identified factors impeding AP’s ability to effectively manage vendor payment processes. We also identified a series of Oracle R11 features which improved process controls and streamlined manual intervention in recording invoices, payments and supplier inquiries. We provided an improvement roadmap containing a series of discrete recommendations built to address the various deficiencies identified during the assessment, with implementation plans supporting each recommendation. As a result, the client was able to measure their improvements against the roadmap, test effectiveness of each recommendation as implemented, and resolve both payment delays as well as improve end-to-end process effectiveness.

Sample Engagement — Inventory Optimization and Production: For a large beverage packaging and plastic bottle manufacturer in China, we provided a team of five local supply chain professionals, led by a project manager from the United States, to assess and implement processes and procedures to reduce the client’s inventory level and improve its production planning and forecasting.

Sample Engagement — Supplier Relationship Management Performance Assessment: One of the world’s largest power generation manufacturers recognized that its supplier relationship management program needed strengthening. RGP activity included:

•	Benchmarking each business unit’s supplier management practices against industry best practices

•	Conducting sessions with each business unit’s work group to design supplier performance assessment guidelines and harmonize those among all business units

•

Assisting with institutionalizing regular supplier meetings, resulting in commitment from the suppliers for continuous improvement and development plans and establishing a rigorous monitoring of the supplier accomplishments

•

Developing and implementing a deployment program that included coaching the client’s commodity managers in the process to ensure that the new supplier relationship management program worked effectively

Sample Engagement — Executing Strategic Sourcing Strategies for High Priority Spend: A large U.S. telecommunications company engaged our supply chain management team to rigorously reduce spend categories utilizing the client’s existing strategic sourcing tools, templates and process framework. RGP executed this project by:

•	Performing spend and opportunity analysis

•	Creating category teams, engaging stakeholders, validating spend and requirements

•

Developing sourcing strategies and leading sourcing events in the following indirect categories: HR benefits, HR consulting, relocation, outplacement, security, IT hardware/software/services, contingent labor/staff augmentation

•	Facilitating supplier selection, negotiations and contract execution

•	Transitioning category management knowledge, documentation and tools back to the client internal procurement team

•	Identifying and documenting key organizational and process improvement opportunities

Sample Engagement — End-to-End Current State Assessment: An RGP team of supply chain consultants helped a large U.S. defense contractor complete a supply chain management current state assessment for one of their large business units. The team reviewed and assessed the organization’s end-to-end supply chain function, including:

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

policyIQ

RGP’s policyIQ is our proprietary cloud-based GRC software application, enabling the focused management of a wide range of GRC processes, including Risk Assessments, Sarbanes Compliance, Foreign Corrupt Practices Act, Policy and Procedure Management, Internal Audit Programs, Anti-Corruption Compliance and Conflict Minerals Compliance. PolicyIQ can be implemented quickly to manage a specific aspect of an overall GRC program, or easily scaled to integrate multiple initiatives, allowing the organization to realize greater efficiency. Additionally, our engagement teams often utilize policyIQ as a tool to assist in the efficient collection, storing and review of project workpapers, deliverables and other critical project content. Business problems that our clients have used policyIQ to resolve include:

•

Sarbanes Compliance Management: Clients use policyIQ to manage their entire Sarbanes compliance program, from risk assessment through remediation tracking. Electronic forms automate quarterly certifications, and reporting allows all stakeholders insight into the status of Sarbanes compliance at any time.

•

Policy and Procedure Management: With policyIQ as the central location for all organizational policies and procedures, all employees have access to the most current documentation – and using electronic forms, can easily document annual proof of compliance.

•

Internal Audit Programs: Companies use policyIQ to capture workpapers electronically, gathering all evidence in a central location and assigning testing to the appropriate auditors. With robust reporting, audit managers have oversight into the process and with built-in workflow, audits can flow through appropriate channels of approval.

•

Conflict Minerals Compliance: RGP brings policyIQ to every conflict minerals engagement as a robust technology platform for the management of all aspects of the compliance program. PolicyIQ offers a central location for the retention and update of documentation, accessible by both the company and all of its impacted suppliers.

Sample Engagement — Fresh Approach to Sarbanes Compliance: For a publicly traded pharmaceutical company in acquisition mode, RGP was engaged to assist with a fresh approach to their Sarbanes compliance program. Using policyIQ, our consulting team was able to:

•	Implement a strong top down approach to Sarbanes compliance, aligned with Auditing Standard No. 5 adopted by the Public Company Accounting Oversight Board

•	Reduce the total number of Sarbanes controls in scope for testing, by focusing on clear and well-documented Entity Level Controls

•	Organize all Sarbanes compliance documentation for maximum efficiency in testing, external audit review and annual roll-forward processes

Sample Engagement — Policy and Procedure Management Program: Following a divestiture, a US-based, regional healthcare organization needed a comprehensive review and reconciliation of outdated policies and procedures inherited by their former parent company. Engaging an experienced RGP consultant, policyIQ helped to:

•	Architect a complete policy and procedure management program, with logical organization, consistent format and enforced reviews

•	Review all existing policies and procedures, rewriting them to comply with new standards and meeting the needs of the newly divested organization

•	Communicate the new processes and critical updates automatically to locations across the United States

Sample Engagement — Automation of Account Reconciliation Tracking and Reporting: A large, global provider of relocation services used policyIQ to automate processes in many areas, most notably to track monthly and quarterly account reconciliations across their global business. With RGP and the policyIQ application, they have been able to:

•	Create an efficient and sustainable process to assign bank account reconciliations to reconcilers and approvers on a monthly and quarterly basis

•	Retain all reconciliation documents in a central location that is easily accessible to both internal and external auditors

•	Reduce their account reconciliation non-compliance rate to 0%

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

We believe that our ability to deliver professional services successfully to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual’s particular office and the individual. In addition, we believe many members of our office management own equity in the Company. We also have a managing director training program whereby new managing directors participate in a series of development activities as set forth in a formalized training plan, a significant portion of which includes partnering with experienced managing directors and other senior management personnel. This allows the veteran managing directors to share their success stories, foster the culture of the Company with new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide our North American offices and certain of our international offices with centralized administrative, marketing, finance, HR, IT, legal and real estate support. Our financial reporting is also centralized in our corporate service center. This center also handles invoicing, accounts payable and collections, and administers HR services including employee compensation and benefits administration. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. In addition, in the United States, Canada and Mexico, we have a corporate networked IT platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and consultant development.

Business Development

Our business development initiatives are composed of:

•	local initiatives focused on existing clients and target companies

•	national and international targeting efforts focused on multinational companies

•	brand marketing activities

•	national and local advertising and direct mail programs

Our business development efforts are driven by the networking and sales efforts of our management. In addition, the local office managing directors are assisted by management professionals focused on business development efforts on a national basis based on firm-wide and industry-focused initiatives. These business development professionals, teamed with the managing director and client service teams, are responsible for initiating and fostering relationships with the senior management and decision makers of our targeted client companies. These local efforts are supplemented with national marketing assistance. We believe that these efforts have been effective in generating incremental revenues from existing clients and developing new client relationships.

Our brand marketing initiatives help develop RGP’s image in the markets we serve. Our brand is reinforced by our professionally designed website, television, print, radio and online advertising, direct marketing, seminars, brochures and public relations efforts. We believe that our branding initiatives, coupled with our high-quality client service, help to differentiate us from our competitors and to establish RGP as a credible and reputable global professional services firm.

Competition

We operate in a competitive, fragmented market and compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms

•	local, regional, national and international accounting firms

•	independent contractors

•	traditional and Internet-based staffing firms

•	the in-house or former in-house resources of our clients

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

Employees

As of May 25, 2013, we had a total of 2,915 employees, including 707 corporate and local office employees and 2,208 consultants. Our employees are not covered by any collective bargaining agreements.

Available Information

The Company’s principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. The Company’s telephone number is (714) 430-6400 and its website address is http://www.rgp.com. The information set forth in the website does not constitute part of this Annual Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. These reports are maintained on the SEC’s website at http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained on our website at http://www.rgp.com as soon as reasonably practicable after we file such reports with the SEC.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below before making a decision to buy shares of our common stock. The order of the risks is not an indication of their relative weight or importance. The risks and uncertainties described below are not the only ones facing us but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial may also adversely impact and impair our business. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Annual Report on Form 10-K, including our financial statements and the related notes.

A future economic downturn or change in the use of outsourced professional services consultants could adversely affect our business.

While economic conditions in many parts of the world began to improve during our fiscal 2011, there continues to be uncertainty regarding general economic conditions and, in particular, the economic impact of the continuing fiscal crisis in Europe and slowing economic growth in parts of Asia. Deterioration of or uncertainty related to the global economy or tightening credit markets could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

We operate in a competitive, fragmented market, and we compete for clients and consultants with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

•	consulting firms;

•	local, regional, national and international accounting and other traditional professional services firms;

•	independent contractors;

•	traditional and Internet-based staffing firms; and

•	the in-house or former in-house resources of our clients.

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

Many of our engagements with our clients involve projects that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we are not currently subject to any client-related legal claims which we believe are material, it remains possible, because of the nature of our business, that we may be involved in litigation in the future that could materially affect our future financial results. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Since the first quarter of fiscal 2010, we have had difficulty sustaining consistent revenue growth either quarter-over-quarter or in sequential quarters and experienced a year-over-year decline in revenue between fiscal 2012 and fiscal 2013. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

There can be no assurance that we will be successful in accomplishing any of these factors and, even if we are, we cannot assure that we will be successful in attracting and retaining the number of highly qualified and experienced consultants necessary to maintain and grow our business.

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

Our computer hardware and software and telecommunications systems are susceptible to damage breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches, which could lead to potential unauthorized disclosure of confidential information. System-wide or local failures of these systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our future success depends upon the continued employment of our senior management team. The unforeseen departure of one or more key members of our senior management team could significantly disrupt our operations.

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 25, 2013, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

Delaware corporate law and our amended and restated certificate of incorporation and amended bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

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

The Company pays a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, U.S. tax treatment of dividends, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe that establishing, maintaining and enhancing the Resources Global Professionals brand name is essential to our business. We have applied for United States and foreign registrations on this service mark. We have previously obtained United States registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002, as well as certain foreign registrations. On March 29, 2013, we filed a United States trademark application for our RGP service mark and puzzle piece logo, Serial No. 85/890,836 as well as United States trademark applications on our RGP service mark, puzzle piece and tag line, Serial No. 85/890,838; our RGP Healthcare service mark and puzzle piece logo, Serial No. 85/890,839; our RGP Legal service mark and puzzle piece logo, Serial No. 85/890,843; and our RGP Search service mark and puzzle piece logo, Serial No. 85/890,845. We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the operating company name of Resources Global Professionals. We obtained United States registration on our Resources Global Professionals service mark, Registration No. 3,298,841 registered September 25, 2007. However, our rights to this service mark are not currently protected in some of our foreign registrations, and there is no guarantee that any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights that are senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible that our competitors or others will adopt service names similar to ours or that our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you that our business would not be adversely affected if confusion did occur or if we were required to change our name.

We are also currently developing a software product for the healthcare industry to address enterprise wide incident management and patient safety issues. We have applied for registration in the United States and in the appropriate jurisdictions on the service mark for this product. We intend to file for further intellectual property rights with regard to the product at the appropriate time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of May 25, 2013, we maintained 47 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Phoenix, Arizona	Atlanta, Georgia	Charlotte, North Carolina
Century City, California	Honolulu, Hawaii	Cincinnati, Ohio
Costa Mesa, California	Chicago, Illinois	Cleveland, Ohio
Irvine, California	Downers Grove, Illinois	Columbus, Ohio
Los Angeles, California	Indianapolis, Indiana	Tulsa, Oklahoma
Sacramento, California	Louisville, Kentucky	Portland, Oregon
Santa Clara, California	Baltimore, Maryland	Philadelphia, Pennsylvania
San Diego, California	Boston, Massachusetts	Pittsburgh, Pennsylvania
San Francisco, California	Detroit, Michigan	Nashville, Tennessee
Walnut Creek, California	Minneapolis, Minnesota	Dallas, Texas
Woodland Hills, California	Kansas City, Missouri	Houston, Texas
Denver, Colorado	St. Louis, Missouri	San Antonio, Texas
Hartford, Connecticut	Las Vegas, Nevada	Seattle, Washington
Stamford, Connecticut	Parsippany, New Jersey	Milwaukee, Wisconsin
Plantation, Florida	Princeton, New Jersey	Washington, D.C. (McLean, Virginia)
Tampa, Florida	New York, New York

As of May 25, 2013, we maintained 26 international offices under operating lease agreements, located in the following cities and countries:

Melbourne, Australia	Mumbai, India	Beijing, People’s Republic of China
Sydney, Australia	Dublin, Ireland	Hong Kong, People’s Republic of China
Brussels, Belgium	Milan, Italy	Shanghai, People’s Republic of China
Calgary, Canada	Nagoya, Japan	Singapore
Toronto, Canada	Tokyo, Japan	Seoul, South Korea
Copenhagen, Denmark	Luxembourg	Stockholm, Sweden
Paris, France	Mexico City, Mexico	Taipei, Taiwan
Frankfurt, Germany	Amsterdam (Utrecht), Netherlands	London, United Kingdom
Bangalore, India	Oslo, Norway

Our corporate offices are located in Irvine, California. We own an approximately 56,200 square foot office building in Irvine, California, of which we occupied approximately 23,500 square feet as of May 25, 2013. Approximately 20,800 square feet is leased to independent third parties. With the July 2013 relocation of personnel from our Costa Mesa, California location to our Irvine facility, the building is fully occupied.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 5, 2013 was 39 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2013:
First Quarter	$12.30	$10.98
Second Quarter	$13.53	$11.18
Third Quarter	$13.02	$10.93
Fourth Quarter	$13.08	$10.76
Fiscal 2012:
First Quarter	$14.11	$9.64
Second Quarter	$11.64	$8.40
Third Quarter	$13.51	$9.39
Fourth Quarter	$14.37	$11.70

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of director approval, set at $0.06 per common share during fiscal 2013 and $0.05 per common share during fiscal 2012. Prior to fiscal 2011, we did not declare or pay a regular cash dividend on our capital stock. On April 23, 2013, our board of directors declared a regular quarterly dividend of $0.06 per share of our common stock. The dividend was payable on June 13, 2013 to stockholders of record at the close of business on May 16, 2013. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In April 2011, our board of directors approved a stock repurchase program, authorizing the purchase, at the discretion of our senior executives, of our common stock for an aggregate dollar limit not to exceed $150.0 million. This program commenced in July 2011 when the previous program’s authorized limit had been met. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2013 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
February 24, 2013 — March 23, 2013	—	$—	—	$84,831,731
March 24, 2013 — April 20, 2013	345,000	$11.42	345,000	$80,892,786
April 21, 2013 — May 25, 2013	746,187	$11.14	746,187	$72,578,221

Total February 24, 2013 — May 25, 2013	1,091,187	$11.23	1,091,187	$72,578,221

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of eleven companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the period commencing May 31, 2008 and ending on May 25, 2013. The graph assumes $100 was invested on May 31, 2008 in our common stock and in each index (based on prices from the close of trading on May 31, 2008), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

	For the Fiscal Years Ended
	May 31, 2008	May 30, 2009	May 29, 2010	May 28, 2011	May 26, 2012	May 25, 2013
Resources Connection, Inc.	$100.00	$88.20	$76.82	$67.87	$58.76	$54.75
Russell 3000	100.00	67.15	82.72	105.05	103.13	131.88
SIC Code 8742 - Management Consulting	100.00	73.71	80.31	97.12	88.06	125.15
Peer Group	100.00	69.77	72.23	80.85	77.98	98.15

The Company’s customized peer group includes the following eleven professional services companies that we believe reflect the competitive landscape in which the Company operates and acquires talent: CRA International, Inc.; FTI Consulting, Inc.; Heidrick & Struggles International, Inc.; Hudson Global, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; Korn/Ferry International; Navigant Consulting, Inc.; The Advisory Board Company; and The Corporate Executive Board Company. The Company’s compensation committee, a committee of our board of directors comprised of independent directors, reviews the composition of the peer group annually to ensure its alignment with the Company’s size, practice areas, business model delivery and geographic reach.

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 49 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 32. The Consolidated Statements of Operations data for the years ended May 29, 2010 and May 30, 2009 and the Consolidated Balance Sheet data at May 28, 2011, May 29, 2010 and May 30, 2009 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 25, 2013, May 26, 2012 and May 28, 2011 and the Consolidated Balance Sheet data at May 25, 2013 and May 26, 2012 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 25, 2013	May 26, 2012	May 28, 2011	May 29, 2010	May 30, 2009
	(In thousands, except net income (loss) per common share and other data)
Consolidated Statements of Operations Data:
Revenue	$556,334	$571,763	$545,546	$498,998	$685,576
Direct cost of services	342,040	352,524	335,071	303,768	422,171

Gross margin	214,294	219,239	210,475	195,230	263,405
Selling, general and administrative expenses(1)	168,318	170,992	172,622	182,985	212,680
Employee portion of contingent consideration(2)	—	(500)	—	500	—
Contingent consideration adjustment(3)	—	(33,440)	(25,852)	1,492	—
Amortization of intangible assets	1,694	3,364	5,030	3,496	1,383
Depreciation expense	4,580	5,731	7,223	8,544	8,898

Income (loss) from operations	39,702	73,092	51,452	(1,787)	40,444
Interest income	(175)	(252)	(473)	(656)	(1,593)

Income (loss) before provision for income taxes	39,877	73,344	51,925	(1,131)	42,037
Provision for income taxes(4)	19,373	32,202	27,070	10,618	24,273

Net income (loss)	$20,504	$41,142	$24,855	$(11,749)	$17,764

Net income (loss) per common share:
Basic	$0.50	$0.94	$0.54	$(0.26)	$0.39

Diluted	$0.50	$0.94	$0.53	$(0.26)	$0.39

Weighted average common shares outstanding:
Basic	41,108	43,541	46,124	45,894	45,018

Diluted	41,151	43,599	46,489	45,894	45,726

Other Data:
Number of offices open at end of period	73	77	80	82	82
Total number of consultants on assignment at end of period	2,208	2,317	2,249	2,067	2,065
Cash dividends paid (in thousands)(5)	$9,497	$8,306	$5,538	$—	$—

(1)	For the year ended May 29, 2010, includes $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives. For the year ended May 30, 2009, includes $3.6 million of expenses incurred for a reduction in headcount of management and administrative personnel as well as consolidation of seven offices.
(2)	For the year ended May 29, 2010, the Company estimated $500,000 of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition. For the year ended May 26, 2012, the Company determined that the contingent consideration would not be payable. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.
(3)	The contingent consideration adjustment includes a net reduction of the contingent consideration liability of $33.4 million and $25.9 million for the years ended May 26, 2012 and May 28, 2011, respectively, and a net increase of such liability of $1.5 million for the year ended May 29, 2010. The fiscal 2012 and fiscal 2011 net adjustments are related to revised estimates of fair value of contingent consideration based upon updates to the probability weighted assessment of various projected average earnings before interest, taxes, depreciation and amortization (“EBITDA”) scenarios associated with the acquisition of Sitrick Brincko Group, while the fiscal 2010 net adjustment is related to the recognition of the increase in the fair value of the contingent consideration liability (calculated from changes in the risk-free interest rate, used in determining the appropriate discount factor for time value of money purposes) associated with the acquisition of Sitrick Brincko Group. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.

(4)	For the years ended May 28, 2011 and May 29, 2010, includes the establishment of valuation allowances of $1.5 million and $4.7 million on deferred tax assets, including certain foreign operating loss carryforwards, respectively. For the year ended May 30, 2009, includes a valuation allowance of $2.4 million provided on deferred tax assets, including certain foreign operating loss carryforwards and $1.1 million related to the forgiveness of certain French subsidiary intercompany debt, reducing our French entity’s operating loss carryforwards.
(5)	On July 20, 2010, our board of directors initiated the authorization of a quarterly dividend of $0.04 per common share commencing in fiscal 2011 (increased to $0.05 per common share for fiscal 2012 and $0.06 per common share for fiscal 2013), subject to quarterly board of director approval.

	May 25, 2013	May 26, 2012	May 28, 2011	May 29, 2010	May 30, 2009
	(Amounts in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and U.S. government agency securities	$119,012	$128,115	$144,873	$140,905	$163,741
Working capital	155,844	166,584	182,675	173,472	188,353
Total assets	417,640	430,719	476,397	473,200	412,019
Stockholders’ equity	352,327	365,868	372,726	353,241	337,917

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

RGP is a multinational consulting firm that provides its global client base with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, and legal and regulatory services in support of client-led projects, interim needs and consulting initiatives. We assist our clients with projects requiring specialized expertise in numerous areas, including:

•

finance and accounting services, such as financial analyses (e.g., product costing and margin analyses), carve-outs and divestitures, merger and acquisition due diligence, budgeting and forecasting, audit preparation, public-entity reporting, tax-related projects, initial public offering assistance and assistance in the preparation or restatement of financial statements;

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

•	supply chain management services, such as strategic sourcing efforts, contract negotiations, purchasing strategy and Conflict Minerals compliance;

•	actuarial services for pension and life insurance companies;

•	human capital services, such as change management and compensation program design and implementation; and

•	legal and regulatory services, such as providing attorneys, paralegals and contract managers to assist clients (including law firms) with project-based, secondment or peak period needs.

We were founded in June 1996 by a team at Deloitte, led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multinational capabilities and during fiscal 2013, we redesigned our logo and adopted the initials RGP for branding and marketing purposes.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of May 25, 2013, we served clients from offices in 21 countries, including 26 international offices and 47 offices in the United States.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients on a weekly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5% of our revenue for each of the years ended May 25, 2013, May 26, 2012 and May 28, 2011. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts, if any, is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal 2013 and 2012 consisted of 52 weeks each. For fiscal years of 53 weeks, such as next year’s fiscal 2014, the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

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

Under the terms of a November 2009 Membership Interest Purchase Agreement that we entered into with Sitrick and Company, Michael S. Sitrick, Brincko Associates, Inc. and John P. Brincko (together, the “Sellers”) to acquire Sitrick Brincko Group, the Sellers have the opportunity to receive contingent consideration subsequent to the fourth anniversary of the acquisition, provided that Sitrick Brincko Group’s average annual EBITDA (defined as earnings before interest, taxes, depreciation and amortization) over a period of four years following the acquisition date exceeds $11.3 million. The range of undiscounted amounts the Company could be obligated to pay as contingent consideration under the earn-out arrangement is between $0 and an unlimited amount. At the date of acquisition, the Company determined the fair value of the obligation to pay contingent consideration based on probability-weighted projections of the average EBITDA during the four year earn-out measurement period. The resultant probability-weighted average EBITDA amounts were then multiplied by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in the acquisition agreements) and then discounted using an original discount rate of 1.9%. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash charge in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group earn-out liability is based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. As the ultimate estimated liability is also discounted each period from the November 2013 earn-out date, the contingent consideration liability will fluctuate due to changes in the risk-free interest rate used in determining the appropriate discount factor for time value of money purposes. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. During the fiscal year ended May 26, 2012, the Company determined that it was more likely than not that there will not be a contingent consideration payment due in November 2013, and accordingly, reduced the liability and recognized a favorable adjustment to contingent consideration in its Consolidated Statement of Operations for that year. As of May 25, 2013, the Company continues to believe it is more likely than not that there will not be a contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date or any adjustment recorded in the Company’s Consolidated Statement of Operations for the year ended May 25, 2013.

In addition, under the terms of our acquisition agreements for Sitrick Brincko Group, up to 20% of the contingent consideration is payable to employees of the acquired business at the end of the measurement period to the extent certain EBITDA growth targets are achieved. The Company records the estimated amount of the contractual obligation to pay the employee portion of the contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. The estimate of the amount of the employee portion of contingent consideration requires very subjective assumptions to be made of future operating results. Future revisions to these assumptions could materially change our estimate of the amount of the employee portion of contingent consideration and therefore materially affect the Company’s future financial results and financial condition. During the fiscal year ended May 26, 2012, the Company determined that it was more likely than not that there will not be an employee portion of contingent consideration payment due in November 2013, and accordingly, reduced the liability and recognized a favorable adjustment to employee portion of contingent consideration in its Consolidated Statement of Operations for that year. As of May 25, 2013, the Company continues to believe it is more likely than not that there will not be an employee portion of contingent consideration payment due in November 2013 and, accordingly, there is no liability recorded at that date or any adjustment recorded in the Company’s Consolidated Statement of Operations for the year ended May 25, 2013.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.06 per share for fiscal 2013) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s historical expected life of stock option grants is 5.3 years for non-officers and 7.5 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 25, 2013	May 26, 2012	May 28, 2011
	(Amounts in thousands)
Revenue	$556,334	$571,763	$545,546
Direct cost of services	342,040	352,524	335,071

Gross margin	214,294	219,239	210,475
Selling, general and administrative expenses	168,318	170,992	172,622
Employee portion of contingent consideration adjustment	—	(500)	—
Contingent consideration adjustment	—	(33,440)	(25,852)
Amortization of intangible assets	1,694	3,364	5,030
Depreciation expense	4,580	5,731	7,223

Income from operations	39,702	73,092	51,452
Interest income	(175)	(252)	(473)

Income before provision for income taxes	39,877	73,344	51,925
Provision for income taxes	19,373	32,202	27,070

Net income	$20,504	$41,142	$24,855

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.5	61.7	61.4

Gross margin	38.5	38.3	38.6
Selling, general and administrative expenses	30.3	29.9	31.6
Employee portion of contingent consideration adjustment	—	(0.1)	—
Contingent consideration adjustment	—	(5.8)	(4.7)
Amortization of intangible assets	0.3	0.6	1.0
Depreciation expense	0.8	1.0	1.3

Income from operations	7.1	12.7	9.4
Interest income	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	7.2	12.8	9.5
Provision for income taxes	3.5	5.6	5.0

Net income	3.7%	7.2%	4.5%

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA, which is EBITDA plus stock-based compensation expense and contingent consideration adjustments (“Adjusted EBITDA”). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA and Adjusted EBITDA results for fiscal 2013, fiscal 2012 and fiscal 2011 and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	For the Years Ended
	May 25, 2013	May 26, 2012	May 28, 2011
	(Amounts in thousands)
Net income	$20,504	$41,142	$24,855
Adjustments:
Amortization of intangible assets	1,694	3,364	5,030
Depreciation expense	4,580	5,731	7,223
Interest income	(175)	(252)	(473)
Provision for income taxes	19,373	32,202	27,070

EBITDA	45,976	82,187	63,705
Stock-based compensation expense	7,188	7,742	9,778
Contingent consideration adjustment	—	(33,440)	(25,852)

Adjusted EBITDA	$53,164	$56,489	$47,631

Revenue	$556,334	$571,763	$545,546

Adjusted EBITDA Margin	9.6%	9.9%	8.7%

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

•	Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered substitutes for performance measures calculated in accordance with GAAP.

Year Ended May 25, 2013 Compared to Year Ended May 26, 2012

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $15.5 million, or 2.7%, to $556.3 million for the year ended May 25, 2013 from $571.8 million for the year ended May 26, 2012. We deliver our services to clients in a similar fashion across the globe; however in fiscal 2013, revenue increased in North America but declined in Europe and Asia Pacific as compared to fiscal 2012. In light of continuing global economic uncertainty, we believe that our global clients and prospects are initiating operation and improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in certain European markets. The number of hours worked in fiscal 2013 decreased 1.2% from the prior year and average bill rates decreased by 1.6% compared to the prior year. The number of consultants on assignment at the end of fiscal 2013 was 2,208 compared to the 2,317 consultants engaged at the end of fiscal 2012 (the average number of consultants assigned was 2,270 in fiscal 2013 compared to 2,290 in fiscal 2012).

We operated 73 offices at May 25, 2013 and 77 offices at May 26, 2012 as we consolidated certain offices in contiguous areas. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year Ended			% of Total
	May 25, 2013	May 26, 2012	% Change	May 25, 2013	May 26, 2012
North America	$436,025	$430,584	1.3%	78.4%	75.3%
Europe	83,441	100,332	(16.8)	15.0	17.6
Asia Pacific	36,868	40,847	(9.7)	6.6	7.1

Total	$556,334	$571,763	(2.7)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2012 conversion rates, international revenues would have been higher than reported under GAAP by $4.4 million for the year ended May 25, 2013.

Direct Cost of Services. Direct cost of services decreased $10.5 million, or 3.0%, to $342.0 million for the year ended May 25, 2013 from $352.5 million for the year ended May 26, 2012. Direct cost of services decreased primarily because of a 1.2% decrease in hours worked compared to the prior year; in addition, the average pay rate per hour to our consultants was down 1.6% compared to the prior year. The direct cost of services percentage was 61.5% and 61.6% for the years ended May 25, 2013 and May 26, 2012, respectively. The decrease in the direct cost of services percentage resulted primarily from improvement in the bill rate to pay rate relationship and a decrease in zero margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses (“S, G & A”). S, G & A decreased $2.7 million, or 1.6%, to $168.3 million for the year ended May 25, 2013 from $171.0 million for the year ended May 26, 2012. However, S, G & A increased as a percentage of revenue from 29.9% for the year ended May 26, 2012 to 30.3% for the year ended May 25, 2013. Management and administrative head count was 707 at the end of fiscal 2013 and 700 at the end of fiscal 2012. S, G & A decreased in fiscal 2013 as compared to fiscal 2012 primarily because of a reduction in management compensation and related business expenses (much of which is attributable to foreign currency exchange fluctuations in our international operations), stock-based compensation expenses and lower occupancy costs for certain of the Company’s leased office facilities.

Sequential Operations. On a sequential quarter basis, fiscal 2013 fourth quarter revenues increased 1.6% to $140.2 million from $138.0 million, hours improved 0.8% and bill rates increased 0.8%. The improvement in hours is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) decreased from 62.9% in the third quarter to 61.1%. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter and the declining impact of payroll taxes as the calendar year progresses. S, G & A expenses increased $700,000 from the quarter ended February 23, 2013 to the quarter ended May 25, 2013, primarily as a result of increased marketing spend and severance expenses in certain European offices offset by reduced payroll related benefit costs. The leverage of S, G & A expenses was relatively flat at 30.1% in the third quarter of fiscal 2013 and 30.2% in the fourth quarter of fiscal 2013. A downturn or softening in global economic conditions and the impact of the summer holiday period could put resulting pressure on revenue in the first quarter of fiscal 2014, and may limit our ability to leverage direct cost of services and S, G & A expenses.

Employee Portion of Contingent Consideration Adjustment and Contingent Consideration Adjustment. At the conclusion of the second annual evaluation period for earn-out qualification as of November 26, 2012, the Company determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013 and reduced the fair value of the estimated liability from $33.4 million to zero, representing a non-cash favorable adjustment as reflected in the Company’s Consolidated Statement of Operations for the year ended May 26, 2012 ($20.4 million net of tax, including the employee portion adjustment discussed below). As of May 25, 2013, the Company has not altered its conclusion after updating its probability weighted assessment of various projected EBITDA scenarios for the remaining two quarters in the earn-out period. In addition, in fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it is more likely than not that the earn-out contingent consideration will not be paid. As of May 25, 2013, the Company continues to believe it is more likely than not that no contingent consideration will be payable. In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned, this amount is recognized as a component of S, G & A over the remaining service period from the time it was estimated that no contingent consideration will be due. The estimate of the fair value of contingent consideration payable, including the employee portion, requires very subjective assumptions to be made of various potential operating result scenarios; significant increases in the future estimated EBITDA could result in an increase in the estimated fair value of the Sitrick Brincko Group contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $1.7 million in fiscal 2013 from $3.4 million in fiscal 2012. The decrease is the result of the completion of amortization on certain identifiable intangible assets. Based upon identified intangible assets recorded at May 25, 2013, the Company anticipates amortization expense related to identified intangible assets to approximate $1.7 million during the fiscal year ending May 31, 2014.

Depreciation expense decreased from $5.7 million for the year ended May 26, 2012 to $4.6 million for the year ended May 25, 2013. Depreciation decreased as a number of assets were fully depreciated during fiscal 2012 and fiscal 2013 and the Company has slowed the amount invested in property and equipment since fiscal 2009 as compared to previous fiscal years.

Interest Income. Interest income declined to $175,000 in fiscal 2013 compared to $252,000 in fiscal 2012. The decrease in interest income is the result of lower interest rates available for the Company’s investments as compared to fiscal 2012 and, to a lesser extent, lower available cash balances available for investment. The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of May 25, 2013, the Company had $25.0 million of investments in commercial paper and certificates of deposit with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The provision for income taxes decreased from $32.2 million (effective rate of 43.9%) for the year ended May 26, 2012 to $19.4 million (effective rate of 48.6%) for the year ended May 25, 2013. While the provision decreased because of lower pretax income, the effective tax rate increased as a consequence of the mix of international results. In addition, the provision for taxes in each of fiscal 2013 and fiscal 2012 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The effective tax rate in both fiscal years disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the foreign deferred tax assets is dependent upon generating sufficient future taxable income.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises.

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.3 million and $2.4 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2013 and 2012, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

The Company has maintained a position of being indefinitely reinvested in its foreign subsidiaries’ earnings by not expecting to remit foreign earnings in the foreseeable future. Being indefinitely reinvested does not require a deferred tax liability to be recognized on the foreign earnings. Management’s indefinite reinvestment position is supported by:

1)	RGP U.S. has generated more than enough cash to fund operations and expansion, including acquisitions. RGP uses its excess cash to, at its discretion, return cash to shareholders through dividend payments and stock repurchases.

2)	RGP U.S. has no debt or any other current or known obligations that require cash to be remitted from foreign subsidiaries.

3)	Management’s growth objectives include allowing cash to accumulate in RGP’s profitable foreign subsidiaries with the expectation of finding strategic expansion plans to further penetrate RGP’s most successful locations.

4)	The consequences of distributing foreign earnings have historically been deemed to be tax inefficient for RGP or not materially beneficial.

Management determined during the fiscal year ended May 25, 2013 that it was a prudent time to make an exception to the indefinite reinvestment position and approved the payment of a one-time dividend from RGP Japan of $9.7 million and RGP Hong Kong of $3.9 million. The one-time exception is based upon opportunistic timing for a dividend distribution because of the favorable exchange rates between the U.S. and Japan for a tax beneficial result from both RGP Japan and RGP Hong Kong. After the one-time dividend, management’s intent and ability for indefinite reinvestment will continue for all entities, including RGP Japan and RGP Hong Kong.

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

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year Ended			% of Total
	May 26, 2012	May 28, 2011	% Change	May 26, 2012	May 28, 2011
North America	$430,584	$416,904	3.3%	75.3%	76.4%
Europe	100,332	92,840	8.1	17.6	17.0
Asia Pacific	40,847	35,802	14.1	7.1	6.6

Total	$571,763	$545,546	4.8%	100.0%	100.0%

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

Sequential Operations. On a sequential quarter basis, fiscal 2012 fourth quarter revenues improved from $143.3 million to $145.5 million, and hours improved 1.6% and bill rates increased 0.8%. The improvement in hours is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The direct cost of services percentage decreased from 62.6% in the third quarter to 59.8%. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter, the declining impact of payroll taxes as the calendar year progresses, an improvement in the bill rate/pay ratio and a lower level of zero-margin reimbursable expenses. S, G & A expenses also decreased from the quarter ended February 25, 2012 to the quarter ended May 26, 2012, primarily as a result of reduced marketing spend and payroll related benefit costs. The leverage of S, G & A expenses also improved from 30.3% to 28.9% between the two quarters.

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

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 25, 2013. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 25, 2013	Feb. 23, 2013	Nov. 24, 2012	Aug. 25, 2012	May 26, 2012	Feb. 25, 2012	Nov. 26, 2011	Aug. 27, 2011
	(In thousands, except net income per common share)
Revenue	$140,184	$138,020	$141,197	$136,933	$145,507	$143,294	$144,955	$138,007
Direct cost of services, primarily payroll and related taxes for professional services employees	85,684	86,825	85,987	83,544	86,988	89,667	90,034	85,835

Gross margin	54,500	51,195	55,210	53,389	58,519	53,627	54,921	52,172
Selling, general and administrative expenses	42,325	41,591	42,342	42,060	42,047	43,356	42,980	42,609
Employee portion of contingent consideration(1)	—	—	—	—	—	—	(500)	—
Contingent consideration adjustment(2)	—	—	—	—	—	—	(33,440)	—
Amortization of intangible assets	412	422	434	426	483	487	1,186	1,208
Depreciation expense	1,092	1,125	1,172	1,191	1,299	1,412	1,471	1,549

Income from operations	10,671	8,057	11,262	9,712	14,690	8,372	43,224	6,806
Interest income	(40)	(37)	(50)	(48)	(48)	(51)	(65)	(88)

Income before provision for income taxes	10,711	8,094	11,312	9,760	14,738	8,423	43,289	6,894
Provision for income taxes	5,396	3,601	5,448	4,928	5,844	4,092	17,968	4,298

Net income	$5,315	$4,493	$5,864	$4,832	$8,894	$4,331	$25,321	$2,596

Net income per common share(3):
Basic	$0.13	$0.11	$0.14	$0.12	$0.21	$0.10	$0.58	$0.06

Diluted	$0.13	$0.11	$0.14	$0.12	$0.21	$0.10	$0.58	$0.06

(1)	The quarter ended November 26, 2011 includes the reversal of $500,000 that was an estimate of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition.
(2)	The quarter ended November 26, 2011 includes a favorable adjustment of $33.4 million related to revised estimates of the fair value of contingent consideration based upon updates to the probability weighted assessment of various projected EBITDA scenarios associated with the acquisition of Sitrick Brincko Group. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.
(3)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows annually from operations since inception, and we continued to do so during the year ended May 25, 2013. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

At May 25, 2013, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for property and equipment, expiring at various dates. At May 25, 2013, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 25, 2013:

	Payments Due by Period
Contractual	Total	Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	Thereafter
Obligations	(Amounts in thousands)
Operating lease obligations	$51,159	$10,719	$18,799	$11,628	$10,013

Purchase obligations	$1,786	$867	$779	$140	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2013. As of May 25, 2013, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 25, 2013, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $35.0 million in cash in fiscal 2013 compared to $36.4 million in fiscal 2012. Cash provided by operations in fiscal 2013 resulted from net income of $20.5 million and net favorable non-cash reconciling adjustments of $14.5 million (principally depreciation and amortization and stock compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were negligible. In fiscal 2012, cash provided by operations resulted from net income of $41.1 million, net unfavorable non-cash reconciling adjustments of $3.1 million (principally depreciation and amortization, stock-based compensation expense and contingent consideration and related deferred tax impact) and by net negative balance sheet account changes, including working capital accounts, of $1.6 million. Operating cash flows between the two years are relatively similar as, absent the impact of the adjustments to contingent consideration and related deferred taxes in fiscal 2012, net income between the two years is virtually the same ($20.5 million in fiscal 2013 and $20.7 million in fiscal 2012). The adjustment to contingent consideration in fiscal 2012 was the result of the Company’s determination that it was more likely than not that no contingent consideration will be payable in November 2013 related to the acquisition of Sitrick Brincko Group based on projected earn-out scenarios. Stock-based compensation expense does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and was relatively the same between fiscal 2013 and fiscal 2012. In addition, non-cash amortization fell in fiscal 2013 as certain assets were fully amortized in fiscal 2012.

Net cash used in investing activities was $5.2 million for fiscal 2013 compared to $20.5 million for fiscal 2012. Cash received from the redemption of short-term investments (primarily commercial paper), net of cash used to purchase short-term investments, resulted in a use of cash of $2.0 million in fiscal 2013 compared to $17.7 million in fiscal 2012. The Company spent approximately $400,000 more on property and equipment in fiscal 2013 compared to fiscal 2012.

Net cash used in financing activities totaled $38.1 million for the year ended May 25, 2013, compared to $49.1 million for the year ended May 26, 2012. The Company received approximately $5.6 million in fiscal 2013 from the exercise of employee stock options and issuance of shares via the Company’s ESPP compared to $4.3 million in the prior fiscal year. However, the Company used less cash in fiscal 2013 ($34.2 million) to purchase approximately 2.9 million shares of our common stock as compared to $45.4 million to purchase 3.9 million shares of common stock in fiscal 2012. Payments for the Company’s dividend program increased from $8.3 million in fiscal 2012 to $9.5 million in fiscal 2013 as a result of the Company’s increase in fiscal 2013 of its quarterly dividend from $0.05 to $0.06 per common share.

The Company had $119.0 million in cash and cash equivalents and short-term investments at May 25, 2013. We anticipate that our current cash and the ongoing cash flows from operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 25, 2013.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 25, 2013, May 26, 2012 and May 28, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. At the end of fiscal 2013, we had approximately $119.0 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the year ended May 25, 2013, approximately 23.6% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 75% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 25% was comprised primarily of cash balances translated from Euros, Canadian Dollars, Japanese Yen or Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

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

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resources Connection, Inc.

We have audited the accompanying consolidated balance sheet of Resources Connection, Inc. and subsidiaries as of May 25, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended May 25, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resources Connection, Inc. and subsidiaries as of May 25, 2013, and the results of their operations and their cash flows for the year ended May 25, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resources Connection, Inc.‘s and subsidiaries’ internal control over financial reporting as of May 25, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 22, 2013 expressed an unqualified opinion on the effectiveness of Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Irvine, California

July 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resources Connection, Inc.

In our opinion, the consolidated balance sheet as of May 26, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended May 26, 2012 present fairly, in all material respects, the financial position of Resources Connection, Inc. and its subsidiaries at May 26, 2012, and the results of their operations and their cash flows for each of the two years in the period ended May 26, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express opinions on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Irvine, California

July 24, 2012

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 25, 2013	May 26, 2012
	(Amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$94,016	$105,124
Short-term investments	24,996	22,991
Trade accounts receivable, net of allowance for doubtful accounts of $3,428 and $3,992 as of May 25, 2013 and May 26, 2012, respectively	84,194	84,192
Prepaid expenses and other current assets	4,594	6,344
Income taxes receivable	1,228	1,241
Deferred income taxes	8,149	8,343

Total current assets	217,177	228,235
Goodwill	174,275	173,576
Intangible assets, net	2,659	4,232
Property and equipment, net	21,087	22,651
Deferred income taxes	—	833
Other assets	2,442	1,192

Total assets	$417,640	$430,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,722	$16,301
Accrued salaries and related obligations	39,280	38,912
Other liabilities	6,331	6,438

Total current liabilities	61,333	61,651
Other long-term liabilities	3,980	3,200

Total liabilities	65,313	64,851

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 56,082 and 55,476 shares issued, and 39,705 and 41,973 shares outstanding as of May 25, 2013 and May 26, 2012, respectively	561	555
Additional paid-in capital	347,790	335,791
Accumulated other comprehensive loss	(3,958)	(1,890)
Retained earnings	290,549	280,650
Treasury stock at cost, 16,377 and 13,503 shares at May 25, 2013 and May 26, 2012, respectively	(282,615)	(249,238)

Total stockholders’ equity	352,327	365,868

Total liabilities and stockholders’ equity	$417,640	$430,719

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 25,	May 26,	May 28,
	2013	2012	2011
	(Amounts in thousands, except per share amounts)
Revenue	$556,334	$571,763	$545,546
Direct cost of services, primarily payroll and related taxes for professional services employees	342,040	352,524	335,071

Gross margin	214,294	219,239	210,475
Selling, general and administrative expenses	168,318	170,992	172,622
Employee portion of contingent consideration	—	(500)	—
Contingent consideration adjustment	—	(33,440)	(25,852)
Amortization of intangible assets	1,694	3,364	5,030
Depreciation expense	4,580	5,731	7,223

Income from operations	39,702	73,092	51,452
Interest income	(175)	(252)	(473)

Income before provision for income taxes	39,877	73,344	51,925
Provision for income taxes	19,373	32,202	27,070

Net income	$20,504	$41,142	$24,855

Net income per common share:
Basic	$0.50	$0.94	$0.54

Diluted	$0.50	$0.94	$0.53

Weighted average common shares outstanding:
Basic	41,108	43,541	46,124

Diluted	41,151	43,599	46,489

Cash dividends declared per common share	$0.24	$0.20	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 25, 2013	May 26, 2012	May 28, 2011
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$20,504	$41,142	$24,855
Foreign currency translation adjustment, net of tax	(2,068)	(5,332)	8,026

Total comprehensive income	$18,436	$35,810	$32,881

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Accumulated Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Equity
	(Amounts in thousands)
Balances as of May 29, 2010	54,267	$543	$306,413	8,002	$(181,165)	$(4,584)	$232,034	$353,241
Exercise of stock options	379	4	4,542					4,546
Stock-based compensation expense related to share-based awards and employee stock purchases			9,669					9,669
Issuance of restricted stock	10		88					88
Tax shortfall from employee stock option plans			(390)					(390)
Issuance of common stock under Employee
Stock Purchase Plan	365	3	4,149					4,152
Issuance of treasury stock per earn-out agreement				(15)	338		(69)	269
Issuance of restricted stock out of treasury stock to board of director members			21	(21)	483		(483)	21
Purchase of shares				1,666	(24,397)			(24,397)
Cash dividends ($0.16 per share)							(7,354)	(7,354)
Currency translation adjustment						8,026		8,026
Net income for the year ended May 28, 2011							24,855	24,855

Balances as of May 28, 2011	55,021	550	324,492	9,632	(204,741)	3,442	248,983	372,726
Exercise of stock options	20	1	192					193
Stock-based compensation expense related to share-based awards and employee stock purchases			7,520					7,520
Issuance of restricted stock	5		80					80
Tax shortfall from employee stock option plans			(782)					(782)
Issuance of common stock under Employee
Stock Purchase Plan	430	4	4,147					4,151
Issuance of restricted stock out of treasury stock to board of director members			142	(38)	888		(888)	142
Purchase of shares				3,909	(45,385)			(45,385)
Cash dividends ($0.20 per share)							(8,587)	(8,587)
Currency translation adjustment						(5,332)		(5,332)
Net income for the year ended May 26, 2012							41,142	41,142

Balances as of May 26, 2012	55,476	555	335,791	13,503	(249,238)	(1,890)	280,650	365,868
Exercise of stock options	195	2	1,665					1,667
Stock-based compensation expense related to share-based awards and employee stock purchases			7,188					7,188
Tax shortfall from employee stock option plans			(762)					(762)
Issuance of common stock under Employee Stock Purchase Plan	411	4	3,908					3,912
Issuance of restricted stock out of treasury stock to board of director members				(35)	815		(815)	—
Purchase of shares				2,909	(34,192)			(34,192)
Cash dividends ($0.24 per share)							(9,790)	(9,790)
Currency translation adjustment						(2,068)		(2,068)
Net income for the year ended May 25, 2013							20,504	20,504

Balances as of May 25, 2013	56,082	$561	$347,790	16,377	$(282,615)	$(3,958)	$290,549	$352,327

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 25, 2013	May 26, 2012	May 28, 2011
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$20,504	$41,142	$24,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,274	9,095	12,253
Stock-based compensation expense related to employee stock options, restricted stock grants and employee stock purchases	7,188	7,742	9,778
Contingent consideration adjustment	—	(33,440)	(25,852)
Excess tax benefits from stock-based compensation	(18)	(238)	(491)
Loss on disposal of assets	116	478	50
Deferred income tax benefit	982	13,191	10,663
Changes in operating assets and liabilities:
Trade accounts receivable	37	525	(9,919)
Prepaid expenses and other current assets	548	(867)	(777)
Income taxes	(600)	1,844	465
Other assets	(64)	173	436
Accounts payable and accrued expenses	(973)	(2,140)	1,726
Accrued salaries and related obligations	429	(1,566)	1,832
Other liabilities	536	431	1,045

Net cash provided by operating activities	34,959	36,370	26,064

Cash flows from investing activities:
Redemption of short-term investments	61,000	36,500	31,987
Purchase of short-term investments	(63,005)	(54,242)	(26,990)
Business acquisitions, net of cash acquired	—	—	(269)
Purchase of property and equipment	(3,147)	(2,786)	(3,852)

Net cash (used in) provided by investing activities	(5,152)	(20,528)	876

Cash flows from financing activities:
Proceeds from exercise of stock options	1,667	193	4,546
Proceeds from issuance of common stock under Employee
Stock Purchase Plan	3,912	4,151	4,152
Purchase of common stock	(34,192)	(45,385)	(24,397)
Cash dividends paid	(9,497)	(8,306)	(5,538)
Excess tax benefits from stock-based compensation	18	238	491

Net cash used in financing activities	(38,092)	(49,109)	(20,746)

Effect of exchange rate changes on cash	(2,823)	(1,233)	2,771

Net (decrease) increase in cash	(11,108)	(34,500)	8,965
Cash and cash equivalents at beginning of period	105,124	139,624	130,659

Cash and cash equivalents at end of period	$94,016	$105,124	$139,624

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The fiscal years ended May 25, 2013, May 26, 2012 and May 28, 2011 consisted of 52 weeks. The fiscal year ending May 31, 2014 will consist of 53 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5% of revenue for each of the years ended May 25, 2013, May 26, 2012 and May 28, 2011. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and related tax balances and, therefore, materially affect the Company’s future financial results and financial condition.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $10.1 million, $12.7 million and $12.6 million for the years ended May 25, 2013, May 26, 2012 and May 28, 2011, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the calculation of net income per share for the years ended May 25, 2013, May 26, 2012 and May 28, 2011 (in thousands, except per share amounts):

	2013	2012	2011
Net income	$20,504	$41,142	$24,855

Basic:
Weighted average shares	41,108	43,541	46,124
Diluted:
Weighted average shares	41,108	43,541	46,124
Potentially dilutive shares	43	58	365

Total dilutive shares	41,151	43,599	46,489

Net income per common share:
Basic	$0.50	$0.94	$0.54
Dilutive	$0.50	$0.94	$0.53
Anti-dilutive shares not included above	8,084	8,138	6,385

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

As of May 25, 2013 and May 26, 2012, $25.0 million and $23.0 million, respectively, of the Company’s investments in debt securities had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year in either fiscal year 2013 or 2012. Commercial paper investments are measured using quoted prices in active markets for identical assets (Level 1). There were no unrealized holding gains or losses as of May 25, 2013 and May 26, 2012. Short-term investments consist of the following (in thousands):

	As of May 25, 2013		As of May 26, 2012
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$24,996	$24,996	$22,991	$22,991

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Write-offs	Ending Balance
Years Ended:
May 28, 2011	$5,193	$—	$114	$(447)	$4,860
May 26, 2012	$4,860	$—	$(14)	$(854)	$3,992
May 25, 2013	$3,992	$—	$(7)	$(557)	$3,428

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

Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 25, 2013 and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 25, 2013. Other intangible assets with finite lives are subject to amortization and impairment reviews. No impairment was indicated as of May 25, 2013.

See Note 5 — Intangible Assets and Goodwill for a further description of the Company’s intangible assets.

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries. In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer result in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Comprehensive Income. In February 2013, the FASB issued new guidance on the presentation of comprehensive income which requires a company to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The information required under this guidance is already required to be disclosed elsewhere in the financial statements under U.S. GAAP and therefore the Company does not expect adoption of this guidance will have a material impact on the Company’s consolidated financial statements. This guidance is in addition to the guidance promulgated in June 2011 which requires a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance resulted in the addition of the new Consolidated Statements of Comprehensive Income to our financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued new guidance for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The guidance allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it is more likely than not that the asset is impaired, a calculation of the asset’s fair value is required. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingent consideration may be payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average (calculated from each of the four one-year periods following the acquisition date) earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $11.3 million. At the end of the four-year earn-out period, the Company will determine if the average annual EBITDA exceeded $11.3 million; if so, the contingent consideration payable is determined by multiplying the average annual EBITDA by 3.15 (representing the agreed upon multiple to be paid by the Company as specified in theAcquisition Agreements). If Sitrick Brincko Group’s annual average EBITDA during the four-year earn-out period exceeds $11.3 million, the Company may, in its sole discretion, pay up to 50% of any earn-out payment in restricted stock of the Company.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value will be recognized as a non-cash adjustment (with related income tax adjustment) in the Company’s Consolidated Statements of Operations. The Sitrick Brincko Group potential earn-out liability was based upon an assessment of actual EBITDA of the Sitrick Brincko Group through the evaluation date and an updated assessment of various probability weighted projected EBITDA scenarios over the remaining earn-out period. The total adjustment potentially recorded each quarter was a combination of the assessment of actual and projected EBITDA scenarios as well as changes in the discount rate and time value of money each reporting period. An increase in the earn-out expected to be paid would result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid would result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.

As of May 25, 2013, the Company believes that it is more likely than not that there will not be a contingent consideration payment due in November 2013. The Company initially came to this conclusion in the quarter ended November, 26, 2011. This conclusion was based upon actual results of the first two years of the evaluation period and the Company’s updated probability weighted assessment of various projected EBITDA scenarios for the two years remaining in the earn-out period. Accordingly, the Company reduced the estimated fair value of the liability from $33.4 million to zero during the quarter ended November 26, 2011, representing a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations. On an after-tax basis, the fair value adjustment increased net income for the year ended May 26, 2012 by $20.4 million or $0.47 per share (including the impact of the employee portion of contingent consideration discussed below). For the year ended May 28, 2011, after assessing actual results and an updated evaluation of various projected EBITDA scenarios for the two and a half years remaining in the earn-out period at that time, the Company recognized an adjustment of $25.9 million, reducing the estimated contingent consideration payable and resulting in a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations. On an after-tax basis, the fair value adjustment increased net income by $15.6 million or $0.34 per share for the year ended May 28, 2011.

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

In addition, under the terms of the acquisition agreements, up to 20% of the contingent consideration was payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets were met. The Company records the estimated amount of the contractual obligation to pay the employee portion of contingent consideration as compensation expense over the service period as it is deemed probable that the growth targets will be achieved. As a result of the Company’s determination that it is more likely than not that the contingent consideration will not be earned as of November 2013, the Company reversed its previously recorded estimate of $500,000 (and related tax effect of approximately $200,000) for the employee portion of contingent consideration during the year ended May 26, 2012.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	May 25, 2013	May 26, 2012
Building and land	$12,935	$12,935
Computers, equipment and software	18,262	18,336
Leasehold improvements	20,943	20,306
Furniture	10,141	10,054

	62,281	61,631
Less accumulated depreciation and amortization	(41,194)	(38,980)

	$21,087	$22,651

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of May 25, 2013			As of May 26, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2-7 years)	$17,978	$(16,710)	$1,268	$17,786	$(15,769)	$2,017
Consultant and customer database (1-5 years)	2,330	(2,330)	—	2,313	(2,269)	44
Non-compete agreements (1-5 years)	3,226	(2,331)	895	3,216	(1,721)	1,495
Trade name and trademark (5 years)	1,341	(845)	496	1,281	(605)	676

Total	$24,875	$(22,216)	$2,659	$24,596	$(20,364)	$4,232

The following table summarizes amortization expense for the years ended May 25, 2013, May 26, 2012 and May 28, 2011 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2014, May 30, 2015, May 28, 2016, May 27, 2017 and May 26, 2018 (in thousands):

	For the Years Ended
	2013	2012	2011
Amortization expense	$1,694	$3,364	$5,030

	Fiscal Years Ending
	2014	2015	2016	2017	2018
Expected amortization expense	$1,652	$889	$12	$12	$12

These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets primarily reflects the impact of currency fluctuations between fiscal 2013 and 2012 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 25,	May 26,
	2013	2012
Goodwill, beginning of year	$173,576	$176,475
Impact of foreign currency exchange rate changes	699	(2,899)

Goodwill, end of period	$174,275	$173,576

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 25,	May 26,	May 28,
	2013	2012	2011
Current
Federal	$14,872	$13,877	$13,265
State	2,969	3,408	3,296
Foreign	1,484	1,702	(114)

	19,325	18,987	16,447

Deferred
Federal	167	11,056	8,454
State	29	2,594	1,688
Foreign	(148)	(435)	481

	48	13,215	10,623

	$19,373	$32,202	$27,070

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 25,	May 26,	May 28,
	2013	2012	2011
Domestic	$43,828	$76,115	$62,511
Foreign	(3,951)	(2,771)	(10,586)

	$39,877	$73,344	$51,925

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 25,	May 26,	May 28,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.8	5.3	6.2
Non-U.S. rate adjustments	1.6	1.0	2.5
Stock options	1.2	0.8	1.4
Valuation allowance	4.1	1.9	7.1
Repatriation of foreign earnings	18.8	—	—
Foreign tax credits, net of valuation allowance	(19.4)	—	—
Permanent items, primarily meals and entertainment	1.5	0.8	1.4
Other, net	1.0	(0.9)	(1.5)

Effective tax rate	48.6%	43.9%	52.1%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset consist of the following (in thousands):

	May 25,	May 26,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$1,672	$2,013
Accrued compensation	3,386	3,668
Accrued expenses	3,572	2,928
Stock options and restricted stock	15,043	14,935
Foreign tax credit	291	—
Net operating losses	14,276	13,361
Property and equipment	2,780	2,395
State taxes	226	—

Gross deferred tax asset	41,246	39,300
Valuation allowance	(14,779)	(12,648)

Gross deferred tax asset, net of valuation allowance	26,467	26,652

Deferred tax liabilities:
Goodwill and intangibles	(18,327)	(17,161)
State taxes	—	(315)

Total deferred tax liabilities	(18,327)	(17,476)

Net deferred tax asset	$8,140	$9,176

The Company had an income tax receivable of $1.2 million as of May 25, 2013 and May 26, 2012.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options and shares issued under the Company’s ESPP reduced income taxes payable by $540,000 and $300,000 for the years ended May 25, 2013 and May 26, 2012, respectively.

The Company has foreign net operating loss carryforwards of $55.5 million and foreign tax credit carryforwards of $300,000. The foreign tax credits will expire in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Amount of Net Operating Losses
Expiration Periods	(in thousands)
Years Ending:
2016	$1,200
2017	300
2018	750
2019-2023	10,250
Unlimited	43,000

$55,500

The following table summarizes the activity in our valuation allowance accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	Ending
	Balance	Operations	Changes	Balance
Years Ended:
May 28, 2011	$7,523	$3,713	$1,264	$12,500
May 26, 2012	$12,500	$1,549	$(1,401)	$12,648
May 25, 2013	$12,648	$2,036	$95	$14,779

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $12.3 million from the Company’s foreign subsidiaries as of May 25, 2013 since these amounts are intended to be indefinitely reinvested in foreign operations. If the foreign subsidiaries earnings were to be distributed, management estimates that the income tax impact would be immaterial as the federal taxes would be offset with foreign tax credits.

Management determined during the fiscal year ended May 25, 2013 that it was a prudent time to make an exception to the indefinite reinvestment position and approved the payment of a one-time dividend from RGP Japan of $9.7 million and RGP Hong Kong of $3.9 million. The one-time exception is based upon opportunistic timing for a dividend distribution because of the favorable exchange rates between the U.S. and Japan for a tax beneficial result from both RGP Japan and RGP Hong Kong. After the one-time dividend, management’s intent and ability for indefinite reinvestment will continue for all entities, including RGP Japan and RGP Hong Kong.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 25,	May 26,
	2013	2012
Unrecognized tax benefits, beginning of year	$744	$1,050
Gross increases-tax positions in prior period	10	36
Gross decreases-tax positions in prior period	—	(94)
Gross increases-current period tax positions	—	—
Settlements	—	(36)
Lapse of statute of limitations	(32)	(212)

Unrecognized tax benefits, end of year	$722	$744

As of May 25, 2013 and May 26, 2012, the Company’s total liability for unrecognized gross tax benefits was $722,000 and $744,000, respectively, which, if ultimately recognized would impact the effective tax rate in future periods. As of May 25, 2013 and May 26, 2012, the unrecognized tax benefit includes $402,000 and $713,000, respectively, which are long-term liabilities and $320,000 and $31,000, respectively, which are short-term liabilities due to closing statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal income taxes, subject to examination for fiscal 2010 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2009 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2008 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the fiscal year is immaterial, as of May 25, 2013, the Company has provided $203,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

7. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 25,	May 26,
	2013	2012
Accrued salaries and related obligations	$13,018	$11,464
Accrued bonuses	12,451	13,486
Accrued vacation	13,811	13,962

	$39,280	$38,912

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate (“LIBOR”) plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2013. As of May 25, 2013, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 25, 2013, the Company was in compliance with all covenants included in the Credit Agreement.

9. Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers. No single customer accounted for more than 4%, 3% and 4% of revenue for the years ended May 25, 2013, May 26, 2012 and May 28, 2011, respectively.

10. Stockholders’ Equity

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in April 2011 (the “April 2011 program”) and set an aggregate dollar limit not to exceed $150 million. During the years ended May 25, 2013 and May 26, 2012, the Company purchased approximately 2.9 million and 3.9 million shares of its common stock at an average price of $11.75 and $11.61 per share, respectively, on the open market for approximately $34.2 million and $45.4 million, respectively. As of May 25, 2013, approximately $72.6 million remains available for future repurchases of our common stock under the April 2011 program.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 25, 2013 and May 26, 2012, there were 39,705,000 and 41,973,000 shares of common stock outstanding, respectively, all of which are voting.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 25, 2013 and May 26, 2012.

11. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 25, 2013, May 26, 2012 and May 28, 2011, the Company contributed approximately $4.2 million, $4.4 million and $4.4 million, respectively, to the plan as Company matching contributions.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 25,	May 26,	May 28,
	2013	2012	2011
Income taxes paid	$19,785	$17,505	$15,023
Non-cash investing and financing activities:
Issuance of common stock for acquisition of Kompetensslussen (2011 earn-out)	$—	$—	$269
Dividends declared, not paid	$2,391	$2,097	$1,816

13. Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 25, 2013, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for fixed assets, expiring at various dates through March, 2019. At May 25, 2013, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

	Operating	Purchase
Years Ending:	Leases	Obligations
May 31, 2014	$10,719	$867
May 30, 2015	9,770	565
May 28, 2016	9,029	214
May 27, 2017	6,974	126
May 26, 2018	4,654	14
Thereafter	10,013	—

Total	$51,159	$1,786

Rent expense for the years ended May 25, 2013, May 26, 2012 and May 28, 2011 totaled $14.9 million, $15.1 million and $16.2 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company leases approximately 20,800 square feet of the approximately 56,200 square foot corporate headquarters building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through 2018. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $428,000, $219,000, $99,000, $88,000 and $38,000 in fiscal 2014 through 2018.

Employment Agreements

The Company entered into an employment agreement in April 2013 with its president and chief executive officer, Anthony Cherbak. This agreement is for three years and commenced on May 28, 2013. The agreement automatically renews for additional one-year periods commencing May 28, 2015 unless the Company or Mr. Cherbak provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Mr. Cherbak with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, including with its current executive chairman and former chief executive officer, Donald Murray, the respective terms of which extend through July 31, 2014 but automatically renew for additional one year periods unless the Company or the named executive provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 7,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005 and the amendments to the Plan approved by stockholders at the Company’s 2008 and 2006 annual meetings of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 25, 2013, 1,653,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 34,622 and 43,351 shares of restricted stock during the fiscal years ended May 25, 2013 and May 26, 2012, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the share-based award activity under the Plan and the Prior Plan follows (amounts in thousands, except weighted average exercise price):

	Share-Based	Number of	Weighted	Weighted Average
	Awards	Shares	Average	Remaining	Aggregate
	Available for	Under	Exercise	Contractual Life	Intrinsic
	for Grant	Option	Price	(in years)	Value
Options outstanding at May 29, 2010	1,951	8,486	$20.51
Granted, at fair market value	(1,164)	1,164	18.64
Restricted Stock (1)	(64)	—	—
Exercised	—	(357)	12.37
Forfeited (2)	685	(684)	22.30

Options outstanding at May 28, 2011	1,408	8,609	20.45
Granted, at fair market value	(1,153)	1,153	12.38
Restricted Stock (1)	(108)	—	—
Exercised	—	(20)	9.73
Forfeited (2)	1,146	(1,145)	19.48

Options outstanding at May 26, 2012	1,293	8,597	19.53
Granted, at fair market value	(168)	168	12.53
Restricted Stock (1)	(87)	—	—
Exercised	—	(195)	8.54
Forfeited (2)	615	(600)	20.19

Options outstanding at May 25, 2013	1,653	7,970	$19.60	4.91	$72

Exercisable at May 25, 2013		6,397	$20.71	4.07	$15

Vested and expected to vest at May 25, 2013 (3)		7,822	$19.71	4.83	$68

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2004 Plan.
(2)	Amounts represent both stock options and restricted share awards forfeited.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.98 as of May 24, 2013 (the last actual trading day of fiscal 2013), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 25, 2013 and May 26, 2012 was $697,000 and $55,000, respectively. The total estimated fair value of stock options that vested during the years ended May 25, 2013 and May 26, 2012 was $5.8 million and $6.5 million, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 25,	May 26,	May 28,
	2013	2012	2011
Income before income taxes	$(7,188)	$(7,742)	$(9,778)

Net income	$(4,914)	$(5,343)	$(6,482)

Net income per share:
Basic	$(0.12)	$(0.12)	$(0.14)

Diluted	$(0.12)	$(0.12)	$(0.14)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 25, 2013, May 26, 2012 and May 28, 2011 was $4.31, $4.63 and $7.43, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 25, 2013	May 26, 2012	May 28, 2011
Expected volatility	45.1%—46.9%	43.3%—47.0%	42.7%—45.0%
Risk-free interest rate	0.7%—0.8%	0.9%—1.9%	1.3%—2.9%
Expected dividends	1.9%—2.2%	1.1%—1.9%	0.8%—1.3%
Expected life	5.2—7.5 years	5.2—7.2 years	5.1—7.0 years

As of May 25, 2013, there was $8.2 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 26 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 25, 2013, May 26, 2012 and May 28, 2011 was $7.2 million, $7.7 million and $9.8 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. The Company granted 34,622, 43,351 and 25,789 shares of restricted stock for the years ended May 25, 2013, May 26, 2012 and May 28, 2011. Stock-based compensation expense for restricted shares for the years ended May 25, 2013, May 26, 2012 and May 28, 2011 was $296,000, $212,000 and $123,000, with 19,349 restricted shares vesting in fiscal 2013. There were 73,708 and 58,923 unvested restricted shares as of May 25, 2013 and May 26, 2012, respectively. At May 25, 2013, there was approximately $843,000 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 15 months.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 411,000, 430,000 and 365,000 shares of common stock pursuant to the ESPP for the years ended May 25, 2013, May 26, 2012 and May 28, 2011, respectively. There are 786,000 shares of common stock available for issuance under the ESPP as of May 25, 2013.

15. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 - Summary of Significant Accounting Policies. Summarized information regarding the Company’s domestic and international operations is shown in the following table. Amounts are stated in thousands:

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 25,	May 26,	May 28,	May 25,	May 26,
	2013	2012	2011	2013	2012
United States	$424,862	$416,489	$400,825	$171,939	$174,014
The Netherlands	24,395	30,332	34,121	22,457	22,799
Other	107,077	124,942	110,600	3,625	3,646

Total	$556,334	$571,763	$545,546	$198,021	$200,459

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 25, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 25, 2013.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 25, 2013.

The Company’s independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 25, 2013, as stated in their report which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, during the fiscal quarter ended May 25, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resources Connection, Inc.

We have audited Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting as of May 25, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Resources Connection, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Resources Connection, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 25, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Resources Connection, Inc. and subsidiaries as of and for the year ended May 25, 2013 and our report dated July 22, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP
Irvine, California July 22, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our board of directors has adopted a code of business conduct and ethics that applies to our directors and employees, including our chief executive officer, chief financial officer and principal accounting officer and persons performing similar functions, as required by applicable rules of the SEC and NASDAQ Stock Market. The full text of our code of business conduct and ethics can be found on the investor relations page of our website at www.rgp.com. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our directors and executive officers, including our chief executive officer, chief financial officer and principal accounting officer, or persons performing similar functions, by posting such information on the investor relations page of our website at www.rgp.com to the extent required by applicable SEC and NASDAQ rules.

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2013,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION — FISCAL 2013,” in each case, in the Company’s proxy statement related to its 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 25, 2013:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,970,464	$19.60	2,439,875	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	7,970,464	$19.60	2,439,875

(1)	Consists of 785,769 shares available for issuance under the Company’s ESPP and 1,654,106 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2013 — FEES” in the proxy statement related to the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm – McGladrey LLP

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of May 25, 2013 and May 26, 2012

Consolidated Statements of Operations for each of the three years in the period ended May 25, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 25, 2013

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 25, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended May 25, 2013

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and 6 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2	Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.3+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.4	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.5+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.6+	Letter Agreement, dated April 23, 2013, between Donald B. Murray and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of April 24, 2013).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.9+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.10+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.11	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).

10.12	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

Exhibit Number	Description of Document

10.13	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.14	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quaterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.15*	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

10.16*	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

10.17+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.18+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.19+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.20+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filing of April 24, 2013).

10.21+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.22+	Resources Connection, Inc. Executive Incentive Plan FY 2011(incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2010).

10.23+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm – McGlardrey LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, I NC .

By:	/S/ NATHAN W. FRANKE
Nathan W. Franke
Chief Financial Officer

Date: July 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY CHERBAK Anthony Cherbak	President, Chief Executive Officer and Director (Principal Executive Officer)	July 22, 2013

/S/ NATHAN W. FRANKE Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	July 22, 2013

/S/ SUSAN J. CRAWFORD Susan J. Crawford	Director	July 22, 2013

/S/ NEIL DIMICK Neil Dimick	Director	July 22, 2013

/S/ ROBERT KISTINGER Robert Kistinger	Director	July 22, 2013

/S/ DONALD B. MURRAY Donald B. Murray	Executive Chairman and Director	July 22, 2013

/S/ A. ROBERT PISANO A. Robert Pisano	Director	July 22, 2013

/S/ ANNE SHIH Anne Shih	Director	July 22, 2013

/S/ JOLENE SYKES SARKIS Jolene Sykes Sarkis	Director	July 22, 2013

/S/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	July 22, 2013

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2	Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.3+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.4	Lease, dated January 1, 2001, between One Town Center Associates and Resources Connection LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on July 17, 2001 (File No. 333-65272)).

10.5+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.6+	Letter Agreement, dated April 23, 2013, between Donald B. Murray and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of April 24, 2013).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.9+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.10+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.11	First Amendment to Lease, dated May 11, 2005, to Lease, dated January 1, 2001, between One Town Center Associates and RC Management Group, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2005).

10.12	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

Exhibit Number	Description of Document

10.13	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.14	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quaterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.15*	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

10.16*	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

10.17+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.18+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.19+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.20+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filing of April 24, 2013).

10.21+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.22+	Resources Connection, Inc. Executive Incentive Plan FY 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2010).

10.23+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm – McGladrey LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.