Form 10-Q
period 2013-08-24
RESOURCES CONNECTION INC
filed 2013-10-03
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2013

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

As of September 23, 2013, there were approximately 39,724,905 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 24, 2013	May 25, 2013
ASSETS
Current assets:
Cash and cash equivalents	$96,404	$94,016
Short-term investments	24,983	24,996
Trade accounts receivable, net of allowance for doubtful accounts of $3,351 and $3,428 as of August 24, 2013 and May 25, 2013, respectively	81,354	84,194
Prepaid expenses and other current assets	4,874	4,594
Income taxes receivable	—	1,228
Deferred income taxes	8,030	8,149

Total current assets	215,645	217,177
Goodwill	175,001	174,275
Intangible assets, net	2,281	2,659
Property and equipment, net	21,558	21,087
Deferred income taxes	816	—
Other assets	2,346	2,442

Total assets	$417,647	$417,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,151	$15,722
Accrued salaries and related obligations	35,498	39,280
Other liabilities	6,584	6,331

Total current liabilities	57,233	61,333
Other long-term liabilities	3,966	3,980

Total liabilities	61,199	65,313

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 56,532 and 56,082 shares issued, and 39,843 and 39,705 shares outstanding as of August 24, 2013 and May 25, 2013, respectively	565	561
Additional paid-in capital	354,348	347,790
Accumulated other comprehensive loss	(3,102)	(3,958)
Retained earnings	291,414	290,549
Treasury stock at cost, 16,689 and 16,377 shares at August 24, 2013 and May 25, 2013, respectively	(286,777)	(282,615)

Total stockholders’ equity	356,448	352,327

Total liabilities and stockholders’ equity	$417,647	$417,640

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 24, 2013	August 25, 2012
Revenue	$131,704	$136,933
Direct cost of services, primarily payroll and related taxes for professional services employees	81,994	83,544

Gross margin	49,710	53,389
Selling, general and administrative expenses	41,612	42,060
Amortization of intangible assets	417	426
Depreciation expense	961	1,191

Income from operations	6,720	9,712
Interest income	(39)	(48)

Income before provision for income taxes	6,759	9,760
Provision for income taxes	3,106	4,928

Net income	$3,653	$4,832

Net income per common share:
Basic	$0.09	$0.12

Diluted	$0.09	$0.12

Weighted average common shares outstanding:
Basic	39,826	41,720

Diluted	39,844	41,774

Cash dividends declared per common share	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 24, 2013	August 25, 2012
COMPREHENSIVE INCOME:
Net income	$3,653	$4,832
Foreign currency translation adjustment, net of tax	856	773

Total comprehensive income	$4,509	$5,605

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Three Months Ended
August 24, 2013
COMMON STOCK-SHARES:
Balance at beginning of period	56,082
Exercise of stock options	269
Issuance of restricted stock	5
Issuance of common stock under Employee Stock Purchase Plan	176

Balance at end of period	56,532

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$561
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	1

Balance at end of period	$565

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$347,790
Exercise of stock options	3,243
Stock-based compensation expense related to share-based awards and employee stock purchases	1,654
Tax shortfall from employee stock option plans	(72)
Issuance of common stock under Employee Stock Purchase Plan	1,733

Balance at end of period	$354,348

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(3,958)
Foreign currency translation adjustment, net of tax	856

Balance at end of period	$(3,102)

RETAINED EARNINGS:
Balance at beginning of period	$290,549
Cash dividends ($0.07 per share)	(2,788)
Net income	3,653

Balance at end of period	$291,414

TREASURY STOCK-SHARES:
Balance at beginning of period	16,377
Purchase of shares	312

Balance at end of period	16,689

TREASURY STOCK-COST:
Balance at beginning of period	$(282,615)
Purchase of shares	(4,162)

Balance at end of period	$(286,777)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 24, 2013	August 25, 2012
Cash flows from operating activities:
Net income	$3,653	$4,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,378	1,617
Stock-based compensation expense related to share-based awards and employee stock purchases	1,654	1,813
Excess tax benefits from stock-based compensation	(1)	(7)
Loss on disposal of assets	20	17
Deferred income tax benefit	(368)	(626)
Changes in operating assets and liabilities:
Trade accounts receivable	3,225	(1,521)
Prepaid expenses and other current assets	(283)	298
Income taxes	1,488	2,818
Other assets	90	34
Accounts payable and accrued expenses	(1,096)	(1,297)
Accrued salaries and related obligations	(3,892)	(5,479)
Other liabilities	(541)	1,207

Net cash provided by operating activities	5,327	3,706

Cash flows from investing activities:
Redemption of short-term investments	25,000	18,000
Purchase of short-term investments	(24,987)	(5,006)
Purchase of property and equipment	(1,425)	(590)

Net cash (used in) provided by investing activities	(1,412)	12,404

Cash flows from financing activities:
Proceeds from exercise of stock options	3,246	225
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,734	2,053
Purchase of common stock	(4,162)	(8,926)
Cash dividends paid	(2,391)	(2,097)
Excess tax benefits from stock-based compensation	1	7

Net cash used in financing activities	(1,572)	(8,738)

Effect of exchange rate changes on cash	45	376

Net increase in cash	2,388	7,748
Cash and cash equivalents at beginning of period	94,016	105,124

Cash and cash equivalents at end of period	$96,404	$112,872

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 24, 2013 and August 25, 2012

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2014 and 2013 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 24, 2013 and August 25, 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 25, 2013, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.0 million and $2.5 million for the three months ended August 24, 2013 and August 25, 2012, respectively.

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

The following table summarizes the calculation of net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 24,	August 25,
	2013	2012
Net income	$3,653	$4,832

Basic:
Weighted average shares	39,826	41,720

Diluted:
Weighted average shares	39,826	41,720
Potentially dilutive shares	18	54

Total dilutive shares	39,844	41,774

Net income per common share:
Basic	$0.09	$0.12
Dilutive	$0.09	$0.12
Anti-dilutive shares not included above	8,736	8,360

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

As of August 24, 2013, the Company believes that it is unlikely that there will be a contingent consideration payment due in November 2013 to either the Sellers or an allocated portion of up to 20% to the employees of Sitrick Brincko Group. Sitrick Brincko Group’s average EBITDA for the first three annual measurement periods ended in November 2012 was substantially below the required $11.3 million base and, after considering the results from December 2012 through August 2013 and an estimate for the quarter ended in November 2013, the Company believes it is unlikely that the average EBITDA for the four annual measurement periods will exceed the average EBITDA required for the contingent consideration payment. There is no contingent consideration liability recorded as of August 24, 2013.

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

In the event that the contingent consideration is not paid at the conclusion of the earn-out period, Mr. Brincko will be entitled to receive a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. As a result of the Company’s determination that it is unlikely that the contingent consideration will be earned, this amount is being recognized as a selling, general and administrative expense over the remaining service period from the time it was estimated that no contingent consideration will be due.

4. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of August 24, 2013			As of May 25, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2-7 years)	$18,175	$(17,072)	$1,103	$17,978	$(16,710)	$1,268
Consultant and customer database (1-5 years)	2,348	(2,348)	—	2,330	(2,330)	—
Non-compete agreements (1-5 years)	3,232	(2,487)	745	3,226	(2,331)	895
Trade name and trademark (5 years)	1,341	(908)	433	1,341	(845)	496

Total	$25,096	$(22,815)	$2,281	$24,875	$(22,216)	$2,659

The following table summarizes amortization expense for the three months ended August 24, 2013 and August 25, 2012 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the years ending May 31, 2014, May 30, 2015, May 28, 2016, May 27, 2017 and May 26, 2018 (in thousands):

	Three Months Ended
	August 24, 2013	August 25, 2012
Amortization expense	$417	$426

	Fiscal Years Ending
	2014	2015	2016	2017	2018
Expected amortization expense	$1,676	$904	$12	$12	$12

These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets reflects the impact of currency fluctuations between fiscal 2014 and 2013 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Three Months Ended
	August 24,	August 25,
	2013	2012
Goodwill, beginning of year	$174,275	$173,576
Impact of foreign currency exchange rate changes	726	126

Goodwill, end of period	$175,001	$173,702

5. Income Taxes

The Company’s provision for income taxes was $3.1 million (effective tax rate of approximately 46%) and $4.9 million (effective tax rate of approximately 50%) for the three months ended August 24, 2013 and August 25, 2012, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2014 and 2013 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period decrease in the effective tax rate results primarily from the reversal of $350,000 of uncertain international tax position accruals for which the statute of limitations has expired.

In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $590,000 and $631,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2014 and 2013, respectively.

6. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. During the three months ended August 24, 2013, the Company purchased approximately 312,100 shares of its common stock at an average price of $13.34 per share on the open market for approximately $4.2 million. As of August 24, 2013, approximately $68.4 million remains available for future repurchases of the Company’s common stock under the stock repurchase program.

7. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Three Months Ended
	August 24,	August 25,
	2013	2012
Non-cash financing activities:
Dividends declared, not paid	$2,788	$2,492

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of August 24, 2013, the Company had outstanding grants under the 2004 Plan and the 1999 Long Term Incentive Plan (“1999 Plan”). The 2004 Plan serves as the successor to the 1999 Plan. At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Outstanding awards under the 1999 Plan that expire or terminate without having been exercised roll over to the 2004 Plan. Stock options generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. As of August 24, 2013, 559,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

The following table summarizes the stock option activity for the three months ended August 24, 2013 (number of options and intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 25, 2013	7,970	$19.60	4.91	$72
Granted, at fair market value	1,168	11.08
Exercised	(269)	12.05
Forfeited	(40)	13.12
Expired	(47)	16.95

Outstanding at August 24, 2013	8,782	$18.74	5.46	$2,361

Exercisable at August 24, 2013	6,098	$21.10	4.01	$95

Vested and expected to vest at August 24, 2013	8,389	$19.06	5.28	$1,865

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 24, 2013. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 24, 2013 and August 25, 2012 was $289,000 and $134,000, respectively.

Stock-Based Compensation Expense

As of August 24, 2013, there was $11.0 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 32 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended August 24, 2013 and August 25, 2012 was $1.7 million and $1.8 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. There were no capitalized share-based compensation costs during the three months ended August 24, 2013 and August 25, 2012.

The weighted average estimated fair value per share of employee stock options granted during the three months ended August 24, 2013 was $3.73 using the Black-Scholes valuation model with the following assumptions:

For the Three Months Ended
August 24, 2013
Expected volatility	42.1% - 44.1%
Risk-free interest rate	1.1% - 1.7%
Expected dividends	2.1%
Expected life	5.3 - 7.5 years

The Company granted 5,141 shares of restricted stock during the three months ended August 24, 2013. No shares of restricted stock were granted during the three months ended August 25, 2012. Stock-based compensation expense for restricted shares for the three months ended August 24, 2013 and August 25, 2012 was $85,000 and $62,000, respectively. There were 78,741 unvested restricted shares, with approximately $814,000 of remaining unrecognized compensation cost, as of August 24, 2013.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $1,000 and $7,000 for the three months ended August 24, 2013 and August 25, 2012, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 176,000 and 411,000 shares of common stock pursuant to the ESPP for the three months ended August 24, 2013 and the year ended May 25, 2013, respectively. There were 610,000 shares of common stock available for issuance under the ESPP as of August 24, 2013.

9. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended May 25, 2013. Summarized information regarding the Company’s domestic and international operations is shown in the following table (in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 24,	August 25,	August 24,	May 25,
	2013	2012	2013	2013
United States	$102,194	$104,790	$172,366	$171,939
The Netherlands	5,767	5,827	22,928	22,457
Other	23,743	26,316	3,546	3,625

Total	$131,704	$136,933	$198,840	$198,021

(1)	Long-lived assets are comprised of goodwill, intangible assets, building and land, furniture, leasehold improvements, computers, equipment and software.

10. Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries. In March 2013, the FASB issued new guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer result in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Comprehensive Income. In February 2013, the FASB issued new guidance on the presentation of comprehensive income which requires a company to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The information required under this guidance is already required to be disclosed elsewhere in the financial statements under GAAP and, therefore, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors, some of which are identified in Part II Item 1A Risk Factors below and in our Annual Report on Form 10-K for the year ended May 25, 2013 (File No. 0-32113). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

We were founded in June 1996 by a team at Deloitte, led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals (“RGP”) to better reflect the Company’s multinational capabilities, and during fiscal 2013, we redesigned our logo and adopted the initials RGP for branding and marketing purposes.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of August 24, 2013, we served clients from offices in 21 countries, including 26 international offices and 47 offices in the United States.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 25, 2013.

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

The Company estimates a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes valuation option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.07 per share for the first quarter of fiscal 2014 and $0.06 per share for fiscal 2013) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s historical expected life of stock option grants is 5.3 years for non-officers and 7.5 years for officers. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended
	August 24,	August 25,
	2013	2012
	(Amounts in thousands)
Revenue	$131,704	$136,933
Direct cost of services	81,994	83,544

Gross margin	49,710	53,389
Selling, general and administrative expenses	41,612	42,060
Amortization of intangible assets	417	426
Depreciation expense	961	1,191

Income from operations	6,720	9,712
Interest income	(39)	(48)

Income before provision for income taxes	6,759	9,760
Provision for income taxes	3,106	4,928

Net income	$3,653	$4,832

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

	Three Months Ended
	August 24,	August 25,
	2013	2012
	(Amounts in thousands)
Net income	$3,653	$4,832
Adjustments:
Amortization of intangible assets	417	426
Depreciation expense	961	1,191
Interest income	(39)	(48)
Provision for income taxes	3,106	4,928

EBITDA	$8,098	$11,329
Stock-based compensation expense	1,654	1,813

Adjusted EBITDA	$9,752	$13,142

Revenue	$131,704	$136,933

Adjusted EBITDA Margin	7.4%	9.6%

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

Three Months Ended August 24, 2013 Compared to Three Months Ended August 25, 2012

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $5.2 million, or 3.8%, to $131.7 million for the three months ended August 24, 2013 from $136.9 million for the three months ended August 25, 2012. We deliver our services to clients in a similar fashion across the globe. In light of continuing global economic uncertainty, we believe that our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in certain European markets. In the first quarter of fiscal 2014, revenue decreased in all of our practice areas around the globe over the same period in fiscal 2013. The number of hours worked in the first quarter of fiscal 2014 decreased about 3.4% compared with the prior year first quarter while average bill rates were flat. The number of consultants on assignment as of August 24, 2013 was 2,237 compared to 2,284 consultants engaged as of August 25, 2012.

We operated 73 (26 abroad) and 77 (27 abroad) offices as of August 24, 2013 and August 25, 2012, respectively; the decrease quarter-over-quarter is because we consolidated certain offices in contiguous areas. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Three Months Ended			% of Total
	August 24,	August 25,		August 24,	August 25,
	2013	2012	% Change	2013	2012
North America	$104,621	$107,946	(3.1)%	79.4%	78.8%
Europe	17,791	19,031	(6.5)%	13.5	13.9
Asia Pacific	9,292	9,956	(6.7)%	7.1	7.3

Total	$131,704	$136,933	(3.8)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2013 conversion rates, international revenues would have been higher than reported under GAAP by $171,000 in the first quarter of fiscal 2014.

Direct Cost of Services. Direct cost of services decreased $1.5 million, or 1.8%, to $82.0 million for the three months ended August 24, 2013 from $83.5 million for the three months ended August 25, 2012. The decrease in the amount of direct cost of services was attributable to a 3.4% decline in the number of hours worked in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013, partially offset by an increase in pay rate per hour of approximately 1.6% over the same period. The direct cost of services percentage of revenue was 62.3% and 61.0% for the three months ended August 24, 2013 and August 25, 2012, respectively. The change in the direct cost of services percentage between the quarters resulted primarily from an unfavorable change in the bill rate/pay rate ratio and increases in healthcare expenses during the first quarter of fiscal 2014.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“S, G & A”) as a percentage of revenue was 31.6% and 30.7% for the quarters ended August 24, 2013 and August 25, 2012, respectively. S, G & A decreased $500,000, or 1.2%, to $41.6 million for the three months ended August 24, 2013 from $42.1 million for the three months ended August 25, 2012.

The decrease quarter-over-quarter is primarily related to reduced spending in a variety of categories, offset by increased salary and related benefit costs in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013. Management and administrative headcount increased from 675 at the end of the first quarter of fiscal 2013 to 712 at the end of the first quarter of fiscal 2014.

Sequential Operations. On a sequential quarter basis, fiscal 2014 first quarter revenues decreased approximately 6.1%, from $140.2 million to $131.7 million, primarily attributable to a decrease in billable hours between the two periods as more vacation time was taken by our consultants in the first quarter of fiscal 2014 (which includes the summer holiday period) than during the fourth quarter of fiscal 2013. Billable hours worked decreased 4.5%, while bill rates were down 1.6%. The Company’s sequential revenue decreased in North America (5.4%) and Europe (12.3%) but improved in Asia Pacific (1.1%). The direct cost of services percentage of revenue increased from 61.1% in the fourth quarter of fiscal 2013 to 62.3% in the first quarter of fiscal 2014. The increase was primarily the result of holiday pay in the United States for Memorial Day and July 4th, an unfavorable change in the bill rate/pay rate ratio, and higher healthcare costs. The ratio of S, G & A to revenue increased from 30.2% for the quarter ended May 25, 2013 to 31.6% for the quarter ended August 24, 2013, due to decreased leverage as a result of lower revenue in the first quarter of fiscal 2014.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $417,000 for the three months ended August 24, 2013 from $426,000 for the three months ended August 25, 2012. Based upon identified intangible assets recorded at August 24, 2013, the Company anticipates amortization expense related to identified intangible assets to approximate $1.7 million during the fiscal year ending May 31, 2014.

Depreciation expense was $1.0 million for the three months ended August 24, 2013 compared to $1.2 million for the three months ended August 25, 2012. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2013 and the Company slowed the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $39,000 in the first quarter of fiscal 2014 compared to $48,000 in the first quarter of fiscal 2013. The decrease in interest income in the first quarter of fiscal 2014 is primarily the result of lower interest rates offset by higher average cash balances available for investment as compared to the prior year’s first quarter.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of August 24, 2013, the Company also has $25.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $3.1 million (effective tax rate of approximately 46%) and $4.9 million (effective tax rate of approximately 50%) for the three months ended August 24, 2013 and August 25, 2012, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2014 and 2013 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The period to period decrease in the effective tax rate results primarily from the reversal of $350,000 of uncertain international tax position accruals for which the statute of limitations has expired.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $590,000 and $631,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2014 and 2013, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

As of August 24, 2013, the Company had $121.4 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2013. The Company currently intends to renew the agreement following its expiration. As of August 24, 2013, the Company had approximately $1.3 million available under the terms of the Credit Agreement as Bank of America has issued approximately $1.7 million of outstanding letters of credit in favor of third parties related to operating leases.

Operating activities provided $5.3 million in cash for the three months ended August 24, 2013 compared to $3.7 million for the three months ended August 25, 2012. Cash provided by operations in the first three months of fiscal 2014 resulted from net income of $3.7 million and non-cash items of $2.6 million, offset by net unfavorable changes in operating assets and liabilities of $1.0 million. In the first three months of fiscal 2013, cash provided by operations resulted from net income of $4.8 million and non-cash items of $2.8 million, offset by net unfavorable changes in operating assets and liabilities of $3.9 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods as several intangible assets became fully amortized in fiscal 2013) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset change between the two periods was the decrease in accounts receivable as of August 24, 2013 over the balance at May 25, 2013 versus the increase in accounts receivable in the previous year. This is the result of decreased volume of sales in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

Net cash used in investing activities was $1.4 million for the first three months of fiscal 2014 compared to a source of cash of $12.4 million in the comparable prior year period. Cash received from maturing short-term investments (primarily commercial paper) exceeded cash from purchases of short-term investments in the first three months of fiscal 2013 by approximately $13.0 million; the amounts of investments and purchases were equal in the first three months of fiscal 2014. Purchases of property and equipment increased approximately $800,000 between the two periods.

Net cash used in financing activities totaled $1.6 million for the three months ended August 24, 2013, compared to $8.7 million for the three months ended August 25, 2012. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about $2.7 million higher in fiscal 2014 compared to the same period in fiscal 2013. In addition, the Company used $4.2 million in the first three months of fiscal 2014 to purchase approximately 312,000 shares of its common stock on the open market versus $8.9 million in the first three months of the prior fiscal year to purchase approximately 765,000 shares. The Company also paid dividends on its common stock of $2.4 million in the first three months of fiscal 2014, approximately $300,000 higher than the year before. The Company’s board of directors declared a quarterly cash dividend of $0.07 per common share on July 25, 2013. The dividend of approximately $2.8 million, paid on September 19, 2013, is accrued in the Company’s Consolidated Balance Sheet as of August 24, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of August 24, 2013, we had approximately $121.4 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended August 24, 2013, approximately 22% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 85% of our balances of cash, cash equivalents and short-term investments as of August 24, 2013 were denominated in United States dollars. The remaining 15% was comprised primarily of cash balances translated from Canadian Dollars, Euros, Japanese Yen and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 24, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 24, 2013. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 24, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2013, which was filed with the Securities and Exchange Commission on July 22, 2013. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	changes in the estimates of contingent consideration and the employee portion of contingent consideration;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which next occurs during this fiscal year ending May 31, 2014.

Additionally, in accordance with generally accepted accounting principles (“GAAP”), we estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to May 30, 2009. Each reporting period, if there are any uncertain contingent consideration calculations for a particular acquisition, we will estimate changes in the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated statement of operations. Our estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the year ended May 25, 2013 (File No. 0-32113). Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

The Company pays a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, United States tax treatment of dividends, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

The table below provides information regarding our stock repurchases made during the first quarter of fiscal 2014 under our stock repurchase program.

			Total Number of	Approximate Dollar
		Average	Shares	Value of Shares
	Total	Price	Purchased as	that May Yet be
	Number	Paid	Part of Publicly	Purchased Under the
	of Shares	per	Announced	April
Period	Purchased	Share	Program	2011 Program
May 26, 2013 — June 22, 2013	—	$—	—	$72,578,221
June 23, 2013 — July 20, 2013	—	$—	—	72,578,221
July 21, 2013 — August 24, 2013	312,100	$13.34	312,100	68,416,207

Total May 26, 2013 — August 24, 2013	312,100	$13.34	312,100	$68,416,207

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 3, 2013	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: October 3, 2013	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.24+	Employment Agreement, effective August 1, 2013, between Tracy Stephens and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Regristrant’s Form 8-K filing of August 1, 2013).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.