Form 10-Q
period 2013-11-23
RESOURCES CONNECTION INC
filed 2014-01-02
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2013

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

As of December 23, 2013, there were approximately 39,041,544 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 23, 2013	May 25, 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,477	$94,016
Short-term investments	32,975	24,996
Trade accounts receivable, net of allowance for doubtful accounts of $3,183 and $3,428 as of November 23, 2013 and May 25, 2013, respectively	93,120	84,194
Prepaid expenses and other current assets	4,540	4,594
Income taxes receivable	—	1,228
Deferred income taxes	8,030	8,149

Total current assets	216,142	217,177
Goodwill	175,234	174,275
Intangible assets, net	1,870	2,659
Property and equipment, net	23,673	21,087
Deferred income taxes	821	—
Other assets	2,307	2,442

Total assets	$420,047	$417,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,593	$15,722
Accrued salaries and related obligations	37,797	39,280
Other liabilities	8,000	6,331

Total current liabilities	62,390	61,333
Other long-term liabilities	5,119	3,980

Total liabilities	67,509	65,313

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 56,536 and 56,082 shares issued, and 39,040 and 39,705 shares outstanding as of November 23, 2013 and May 25, 2013, respectively	565	561
Additional paid-in capital	355,776	347,790
Accumulated other comprehensive loss	(2,717)	(3,958)
Retained earnings	295,776	290,549
Treasury stock at cost, 17,496 and 16,377 shares at November 23, 2013 and May 25, 2013, respectively	(296,862)	(282,615)

Total stockholders’ equity	352,538	352,327

Total liabilities and stockholders’ equity	$420,047	$417,640

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 23, 2013	November 24, 2012	November 23, 2013	November 24, 2012
Revenue	$145,969	$141,197	$277,673	$278,130
Direct cost of services, primarily payroll and related taxes for professional services employees	88,564	85,987	170,558	169,531

Gross margin	57,405	55,210	107,115	108,599
Selling, general and administrative expenses	43,121	42,342	84,733	84,402
Amortization of intangible assets	421	434	838	860
Depreciation expense	909	1,172	1,870	2,363

Income from operations	12,954	11,262	19,674	20,974
Interest income	(43)	(50)	(82)	(98)

Income before provision for income taxes	12,997	11,312	19,756	21,072
Provision for income taxes	5,902	5,448	9,008	10,376

Net income	$7,095	$5,864	$10,748	$10,696

Net income per common share:
Basic	$0.18	$0.14	$0.27	$0.26

Diluted	$0.18	$0.14	$0.27	$0.26

Weighted average common shares outstanding:
Basic	39,481	41,292	39,653	41,506

Diluted	39,555	41,359	39,700	41,567

Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 23, 2013	November 24, 2012	November 23, 2013	November 24, 2012
COMPREHENSIVE INCOME:
Net income	$7,095	$5,864	$10,748	$10,696
Foreign currency translation adjustment, net of tax	385	291	1,241	1,064

Total comprehensive income	$7,480	$6,155	$11,989	$11,760

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Six Months Ended
November 23, 2013
COMMON STOCK-SHARES:
Balance at beginning of period	56,082
Exercise of stock options	273
Issuance of restricted stock	5
Issuance of common stock under Employee Stock Purchase Plan	176

Balance at end of period	56,536

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$561
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	1

Balance at end of period	$565

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$347,790
Exercise of stock options	3,290
Stock-based compensation expense related to share-based awards and employee stock purchases	3,278
Tax shortfall from employee stock option plans	(315)
Issuance of common stock under Employee Stock Purchase Plan	1,733

Balance at end of period	$355,776

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(3,958)
Foreign currency translation adjustment, net of tax	1,241

Balance at end of period	$(2,717)

RETAINED EARNINGS:
Balance at beginning of period	$290,549
Cash dividends ($0.14 per share)	(5,521)
Net income	10,748

Balance at end of period	$295,776

TREASURY STOCK-SHARES:
Balance at beginning of period	16,377
Purchase of shares	1,119

Balance at end of period	17,496

TREASURY STOCK-COST:
Balance at beginning of period	$(282,615)
Purchase of shares	(14,247)

Balance at end of period	$(296,862)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 23, 2013	November 24, 2012
Cash flows from operating activities:
Net income	$10,748	$10,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,708	3,223
Stock-based compensation expense related to share-based awards and employee stock purchases	3,278	3,638
Excess tax benefits from stock-based compensation	(8)	(12)
Loss on disposal of assets	63	24
Deferred income tax benefit	(618)	(276)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,347)	(8,504)
Prepaid expenses and other current assets	117	867
Income taxes	2,090	(787)
Other assets	124	11
Accounts payable and accrued expenses	356	19
Accrued salaries and related obligations	(1,640)	(4,152)
Other liabilities	(450)	319

Net cash provided by operating activities	8,421	5,066

Cash flows from investing activities:
Redemption of short-term investments	40,000	23,000
Purchase of short-term investments	(47,979)	(20,002)
Purchase of property and equipment	(2,653)	(1,410)

Net cash (used in) provided by investing activities	(10,632)	1,588

Cash flows from financing activities:
Proceeds from exercise of stock options	3,293	941
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,734	2,053
Purchase of common stock	(14,247)	(15,890)
Cash dividends paid	(5,180)	(4,589)
Excess tax benefits from stock-based compensation	8	12

Net cash used in financing activities	(14,392)	(17,473)

Effect of exchange rate changes on cash	64	(370)

Net decrease in cash	(16,539)	(11,189)
Cash and cash equivalents at beginning of period	94,016	105,124

Cash and cash equivalents at end of period	$77,477	$93,935

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 23, 2013 and November 24, 2012

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2014 and 2013 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 23, 2013 and November 24, 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.2 million and $2.8 million for the three months ended November 23, 2013 and November 24, 2012, respectively, and $4.2 million and $5.5 million for the six months ended November 23, 2013 and November 24, 2012, respectively.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates effective at the end of the period, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations.

Net Income Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price per common share over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 23, 2013	November 24, 2012	November 23, 2013	November 24, 2012
Net income	$7,095	$5,864	$10,748	$10,696

Basic:
Weighted average shares	39,481	41,292	39,653	41,506

Diluted:
Weighted average shares	39,481	41,292	39,653	41,506
Potentially dilutive shares	74	67	47	61

Total dilutive shares	39,555	41,359	39,700	41,567

Net income per common share:
Basic	$0.18	$0.14	$0.27	$0.26
Dilutive	$0.18	$0.14	$0.27	$0.26
Anti-dilutive shares not included above	7,986	7,901	8,361	8,130

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock options vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2004 Performance Incentive Plan (“2004 Plan”). The Company determines the estimated value of stock options using the Black-Scholes valuation model. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options and restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

Per the Acquisition Agreements, contingent consideration was payable to the Sellers in a lump sum following the fourth anniversary of the acquisition if the average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) (calculated from each of the four one-year periods following the acquisition date) of Sitrick Brincko Group exceeded $11.3 million. The Company determined that the average annual EBITDA of Sitrick Brincko Group did not exceed the required $11.3 million as of November 23, 2013, the end of the four-year earn-out period, and so no contingent consideration is payable to the Sellers.

Since the contingent consideration was not owed at the conclusion of the earn-out period, Mr. Brincko was entitled to a cash payment of $2,250,000, subject to his employment in good standing with the Company as defined. The liability is accrued as of November 23, 2013 in accrued salaries and related obligations in the Company’s Consolidated Balance Sheet and is to be paid in the third quarter of fiscal 2014.

4. Intangible Assets and Goodwill

The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and range of estimated lives (in thousands):

	As of November 23, 2013			As of May 25, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2-7 years)	$18,236	$(17,331)	$905	$17,978	$(16,710)	$1,268
Consultant and customer database (1-5 years)	2,354	(2,354)	—	2,330	(2,330)	—
Non-compete agreements (1-5 years)	3,232	(2,637)	595	3,226	(2,331)	895
Trade name and trademark (5 years)	1,341	(971)	370	1,341	(845)	496

Total	$25,163	$(23,293)	$1,870	$24,875	$(22,216)	$2,659

The following table summarizes amortization expense for the three and six months ended November 23, 2013 and November 24, 2012 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the fiscal years ending May 31, 2014, May 30, 2015, May 28, 2016, May 27, 2017 and May 26, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	November 23, 2013	November 24, 2012	November 23, 2013	November 24, 2012
Amortization expense	$421	$434	$838	$860

	Fiscal Years Ending
	2014	2015	2016	2017	2018
Expected amortization expense	$1,682	$909	$12	$12	$12

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

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Six Months Ended
	November 23, 2013	November 24, 2012
Goodwill, beginning of year	$174,275	$173,576
Impact of foreign currency exchange rate changes	959	705

Goodwill, end of period	$175,234	$174,281

5. Income Taxes

The Company’s provision for income taxes was $5.9 million (effective tax rate of approximately 45%) and $5.4 million (effective tax rate of approximately 48%) for the three months ended November 23, 2013 and November 24, 2012, respectively and $9.0 million (effective rate of approximately 46%) and $10.4 million (effective rate of approximately 49%) for the six months ended November 23, 2013 and November 24, 2012. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter and first halves of fiscal 2014 and 2013 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The period to period decrease in the effective tax rate results primarily from the reversal of $300,000 and $650,000 for the three and six months ended November 23, 2013, respectively, of uncertain international tax position accruals for which the statute of limitations has expired.

In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $504,000 and $540,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2014 and 2013, respectively and $1,094,000 and $1,172,000 for the six months ended November 23, 2013 and November 24, 2012.

6. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and six months ended November 23, 2013, the Company purchased approximately 807,100 and 1.1 million shares of its common stock at an average price of $12.50 and $12.73 per share, respectively, on the open market for approximately $10.1 million and $14.2 million, respectively. As of November 23, 2013, approximately $58.3 million remains available for future repurchases of the Company’s common stock under the stock repurchase program.

7. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Six Months Ended
	November 23, 2013	November 24, 2012
Non-cash investing and financing activities:
Dividends declared, not paid	$2,733	$2,460
Capitalized leasehold improvements paid directly by landlord	1,824	—

Total	$4,557	$2,460

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of November 23, 2013, the Company had outstanding grants under the 2004 Plan and the 1999 Long Term Incentive Plan (“1999 Plan”). The 2004 Plan serves as the successor to the 1999 Plan. At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Outstanding awards under the 1999 Plan that expire or terminate without having been exercised roll over to the 2004 Plan. Stock options generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. As of November 23, 2013, 697,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options. The following table summarizes the stock option activity for the six months ended November 23, 2013 (number of options and intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 25, 2013	7,970	$19.60	4.91	$72
Granted, at fair market value	1,208	11.16
Exercised	(273)	12.03
Forfeited	(124)	13.25
Expired	(141)	20.17

Outstanding at November 23, 2013	8,640	$18.74	5.22	$4,424

Exercisable at November 23, 2013	6,029	$21.05	3.78	$394

Vested and expected to vest at November 23, 2013	8,330	$19.00	5.07	$3,756

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2014 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 23, 2013. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended November 23, 2013 and November 24, 2012 was $12,000 and $300,000, respectively, and for the six months ended November 23, 2013 and November 24, 2012 was $301,000 and $434,000, respectively.

Stock-Based Compensation Expense

As of November 23, 2013, there was $9.5 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 30 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended November 23, 2013 and November 24, 2012 was $1.6 million and $1.8 million, respectively, and for the six months ended November 23, 2013 and November 24, 2012 was $3.3 million and $3.6 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. There were no capitalized share-based compensation costs during the six months ended November 23, 2013 and November 24, 2012.

The weighted average estimated fair value per share of employee stock options granted during the three months ended November 23, 2013 was $5.49 using the Black-Scholes valuation model with the following assumptions:

For the Three Months Ended
November 23, 2013
Expected volatility	42.8%
Risk-free interest rate	1.5%
Expected dividends	2.1%
Expected life	5.3 years

The Company granted no shares and 5,141 shares of restricted stock during the three and six months ended November 23, 2013, respectively. No shares of restricted stock were granted during the six months ended November 24, 2012. Stock-based compensation expense for restricted shares for the three months ended November 23, 2013 and November 24, 2012 was $88,000 and $65,000, respectively, and for the six months ended November 23, 2013 and November 24, 2012 was $173,000 and $127,000, respectively. There were 78,615 unvested restricted shares, with approximately $724,000 of remaining unrecognized compensation cost, as of November 23, 2013.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $8,000 and $12,000 for the six months ended November 23, 2013 and November 24, 2012, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 176,000 and 411,000 shares of common stock pursuant to the ESPP for the six months ended November 23, 2013 and the year ended May 25, 2013, respectively. There were 610,000 shares of common stock available for issuance under the ESPP as of November 23, 2013.

9. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended May 25, 2013. Summarized information regarding the Company’s domestic and international operations is shown in the following table (in thousands):

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 23,	November 24,	November 23,	November 24,	November 23,	May 25,
	2013	2012	2013	2012	2013	2013
United States	$112,856	$105,866	$215,050	$210,656	$174,372	$171,939
The Netherlands	6,037	6,543	11,804	12,370	22,908	22,457
Other	27,076	28,788	50,819	55,104	3,497	3,625

Total	$145,969	$141,197	$277,673	$278,130	$200,777	$198,021

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

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

Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries. In March 2013, the FASB issued new guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Comprehensive Income. In February 2013, the FASB issued new guidance on the presentation of comprehensive income which requires a company to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The information required under this guidance is already required to be disclosed elsewhere in the financial statements under GAAP and, therefore, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A.—Risk Factors below and in our Annual Report on Form 10-K for the year ended May 25, 2013 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

We are a multinational consulting firm that provides our global client base with experienced professionals specializing in accounting, finance, risk management and internal audit, corporate advisory, strategic communications and restructuring, information management, human capital, supply chain management, healthcare solutions, actuarial, and legal and regulatory services in support of client-led projects, interim needs and consulting initiatives. We assist our clients with projects requiring specialized expertise in numerous areas, including:

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of November 23, 2013, we served clients from offices in 21 countries, including 25 international offices and 46 offices in the United States.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.07 per share for the first and second quarters of fiscal 2014 and $0.06 per share for the comparable quarters of fiscal 2013) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly declaration by our board of directors. The Company’s historical expected life of stock option grants is 5.3 years for non-officers and 7.5 years for officers. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Six Months Ended
	November 23, 2013	November 24, 2012	November 23, 2013	November 24, 2012
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$145,969	$141,197	$277,673	$278,130
Direct cost of services	88,564	85,987	170,558	169,531

Gross margin	57,405	55,210	107,115	108,599
Selling, general and administrative expenses	43,121	42,342	84,733	84,402
Amortization of intangible assets	421	434	838	860
Depreciation expense	909	1,172	1,870	2,363

Income from operations	12,954	11,262	19,674	20,974
Interest income	(43)	(50)	(82)	(98)

Income before provision for income taxes	12,997	11,312	19,756	21,072
Provision for income taxes	5,902	5,448	9,008	10,376

Net income	$7,095	$5,864	$10,748	$10,696

We also assess the results of our operations using EBITDA as well as Adjusted EBITDA. EBITDA is defined as our earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and contingent consideration adjustments (if any) (“Adjusted EBITDA”). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	November 23, 2013	November 24, 2012	November 23, 2013	November 24, 2012
	(Amounts in thousands)		(Amounts in thousands)
Net income	$7,095	$5,864	$10,748	$10,696
Adjustments:
Amortization of intangible assets	421	434	838	860
Depreciation expense	909	1,172	1,870	2,363
Interest income	(43)	(50)	(82)	(98)
Provision for income taxes	5,902	5,448	9,008	10,376

EBITDA	$14,284	$12,868	$22,382	$24,197
Stock-based compensation expense	1,624	1,825	3,278	3,638

Adjusted EBITDA	$15,908	$14,693	$25,660	$27,835

Revenue	$145,969	$141,197	$277,673	$278,130

Adjusted EBITDA Margin	10.9%	10.4%	9.2%	10.0%

The financial measures and key performance indicators we use to assess our financial and operating performance above are not defined by, or calculated in accordance with, GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

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

Due to these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended November 23, 2013 Compared to Three Months Ended November 24, 2012

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $4.8 million, or 3.4%, to $146.0 million for the three months ended November 23, 2013 from $141.2 million for the three months ended November 24, 2012. We deliver our services to clients in a similar fashion across the globe. In light of continuing global economic uncertainty, we believe that our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in certain European markets. In the second quarter of fiscal 2014, revenue increased in North America by 5.9% but decreased in Europe by 5.8% and Asia Pacific by 4.2% over the same period in fiscal 2013. We believe North America’s revenue results benefited from approximately $3.3 million in additional revenue as compared to the prior year’s second quarter, because the second quarter of fiscal 2014 did not include the Thanksgiving holiday. The Thanksgiving holiday occurs during the third quarter of fiscal 2014. Absent this additional revenue, consolidated revenue would have increased approximately 1.1% for the three months ended November 23, 2013 as compared to the prior year’s second quarter.

The number of hours worked in the second quarter of fiscal 2014 increased about 4.7% compared with the prior year second quarter while average bill rates were down 0.8%. The number of consultants on assignment as of November 23, 2013 was 2,402 compared to 2,358 consultants engaged as of November 24, 2012.

We operated 71 (25 abroad) and 77 (27 abroad) offices as of November 23, 2013 and November 24, 2012, respectively; the decrease quarter-over-quarter is a result of consolidating certain offices. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Three Months Ended			% of Total
	November 23, 2013	November 24, 2012	% Change	November 23, 2013	November 24, 2012
North America	$115,462	$108,978	5.9%	79.1%	77.2%
Europe	21,393	22,701	(5.8)%	14.7	16.1
Asia Pacific	9,114	9,518	(4.2)%	6.2	6.7

Total	$145,969	$141,197	3.4%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies of our non-United States based operations, our revenue can be impacted. Using the comparable second quarter fiscal 2013 conversion rates, international revenues would have been higher than reported under GAAP by $530,000 in the second quarter of fiscal 2014.

Direct Cost of Services. Direct cost of services increased $2.6 million, or 3.0%, to $88.6 million for the three months ended November 23, 2013 from $86.0 million for the three months ended November 24, 2012. The increase in the amount of direct cost of services was attributable to a 4.7% increase in the number of hours worked in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013; the average pay rate per hour was flat between the two quarters. The direct cost of services percentage of revenue was 60.7% and 60.9% for the three months ended November 23, 2013 and November 24, 2012, respectively. The improvement in the direct cost of services percentage between the quarters resulted primarily from the absence of the Thanksgiving holiday in the United States in the second quarter of fiscal 2014 (the holiday falls in the third quarter of fiscal 2014) and a decrease in the amount of zero margin client reimbursable expenses, partially offset by an unfavorable change in the bill rate/pay rate ratio in the second quarter of fiscal 2014.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 29.5% and 30.0% for the quarters ended November 23, 2013 and November 24, 2012, respectively. S, G & A increased $800,000, or 1.9%, to $43.1 million for the three months ended November 23, 2013 from $42.3 million for the three months ended November 24, 2012.

The quarter-over-quarter change is primarily related to increased salary costs, incentive compensation, related payroll benefits and marketing related costs in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013, partially offset by reduced spending in several categories, including legal services and occupancy related expenses. Management and administrative headcount increased from 700 at the end of the second quarter of fiscal 2013 to 717 at the end of the second quarter of fiscal 2014.

Sequential Operations. On a sequential quarter basis, fiscal 2014 second quarter revenues increased approximately 10.9%, from $131.7 million to $146.0 million, primarily attributable to an increase in billable hours between the two periods as consultant headcount increased from 2,237 to 2,402 and less vacation time was taken by our consultants in the second quarter of fiscal 2014 than during the first quarter of fiscal 2014 (which included the summer holiday period). Billable hours worked increased 10.8%, while bill rates were flat. The Company’s sequential revenue increased in North America (10.4%) and Europe (20.2%) but declined in Asia Pacific (2.2%). The direct cost of services percentage of revenue improved from 62.3% in the first quarter of fiscal 2014 to 60.7% in the second quarter of fiscal 2014. The improvement was primarily the result of lower healthcare and employer payroll tax expense; in addition, the second quarter benefited because there was only one paid holiday in the United States (Labor Day) while there were two paid holidays in the first quarter (Memorial Day and July 4th). The ratio of S, G & A to revenue improved from 31.6% for the quarter ended August 24, 2013 to 29.5% for the quarter ended November 23, 2013, due to increased leverage as a result of higher revenue in the second quarter of fiscal 2014.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $421,000 for the three months ended November 23, 2013 from $434,000 for the three months ended November 24, 2012. The decrease is the result of exchange rate fluctuations related to amortization of intangible assets denominated in a foreign currency. Based upon identified intangible assets recorded at November 23, 2013, the Company anticipates amortization expense related to identified intangible assets to approximate $1.7 million during the fiscal year ending May 31, 2014.

Depreciation expense was $909,000 for the three months ended November 23, 2013 compared to $1.2 million for the three months ended November 24, 2012. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2013 and the Company reduced the amount invested in new property and equipment purchases in recent years.

Interest Income. Interest income was $43,000 in the second quarter of fiscal 2014 compared to $50,000 in the second quarter of fiscal 2013. The decrease in interest income in the second quarter of fiscal 2014 is primarily the result of lower average cash balances available for investment as compared to the prior year’s second quarter.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of November 23, 2013, the Company also has $33.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $5.9 million (effective tax rate of approximately 45%) and $5.4 million (effective tax rate of approximately 48%) for the three months ended November 23, 2013 and November 24, 2012, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter of fiscal 2014 and 2013 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The period to period decrease in the effective tax rate resulted primarily from the reversal in the current quarter of $300,000 of uncertain international tax position accruals for which the statute of limitations has expired.

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

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $504,000 and $540,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2014 and 2013, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Six Months Ended November 23, 2013 Compared to Six Months Ended November 24, 2012

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $400,000, or 0.1%, to $277.7 million for the six months ended November 23, 2013 from $278.1 million for the six months ended November 24, 2012. In the first half of fiscal 2014, revenue increased in North America (1.5%) but declined in Europe (6.1%) and Asia Pacific (5.5%). The North America increase primarily was attributable to the estimated $3.3 million in additional revenue in the first six months of fiscal 2014 that resulted from the Thanksgiving holiday in the United States falling in the third quarter (the holiday fell in the second quarter of fiscal 2013). As noted below, fluctuations in currency exchange rates in the first six months of fiscal 2014 also influenced the results of our foreign operations. If the same exchange rates were utilized in the first six months of fiscal 2014 as in the same period of fiscal 2013, the revenue decline for Europe would have been 9.1% and Asia Pacific’s revenue would have increased by 4.1%. The number of hours worked in the first half of fiscal 2014 increased about 0.7% compared with the prior year first half while average bill rates were down 0.8%.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the Six Months Ended			% of Total
	November 23, 2013	November 24, 2012	% Change	November 23, 2013	November 24, 2012
North America	$220,083	$216,925	1.5%	79.3%	78.0%
Europe	39,184	41,732	(6.1)%	14.1	15.0
Asia Pacific	18,406	19,473	(5.5)%	6.6	7.0

Total	$277,673	$278,130	(0.2)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2013 conversion rates, international revenues would have been higher than reported under GAAP by $701,000 in the first half of fiscal 2014.

Direct Cost of Services. Direct cost of services increased $1.1 million, or 0.6%, to $170.6 million for the six months ended November 23, 2013 from $169.5 million for the six months ended November 24, 2012. The increase in the amount of direct cost of services was attributable to a 0.7% increase in the number of hours worked in the first half of fiscal 2014 as compared to the same period of fiscal 2013; pay rate per hour was flat between the periods. The direct cost of services percentage of revenue was 61.4% and 60.9% for the six months ended November 23, 2013 and November 24, 2012, respectively. The change in the direct cost of services percentage between the periods resulted primarily from an unfavorable change in the bill rate/pay rate ratio and increases in healthcare expenses during the first half of fiscal 2014, partially offset by a decline in the amount of zero margin client reimbursable expenses.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.5% and 30.3% for the six months ended November 23, 2013 and November 24, 2012, respectively. S, G & A increased $300,000, or 0.4%, to $84.7 million for the six months ended November 23, 2013 from $84.4 million for the six months ended November 24, 2012.

The increase period-over-period is primarily related to increased salary and related benefit costs and marketing expenditures partially offset by reduced spending in a variety of categories in the first half of fiscal 2014 as compared to the same period of fiscal 2013.

Amortization and Depreciation Expense. Amortization of intangible assets decreased to $838,000 for the six months ended November 23, 2013 from $860,000 for the six months ended November 24, 2012. The decrease is the result of exchange rate fluctuations related to amortization for intangible assets denominated in a foreign currency.

Depreciation expense was $1.9 million for the six months ended November 23, 2013 compared to $2.4 million for the six months ended November 24, 2012. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2013 and the Company reduced the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $82,000 in the first half of fiscal 2014 compared to $98,000 in the first half of fiscal 2013. The decrease in interest income in the first half of fiscal 2014 is primarily the result of lower interest rates offset by higher average cash balances available for investment as compared to the first half of the prior year.

Income Taxes. The Company’s provision for income taxes was $9.0 million (effective tax rate of approximately 45%) and $10.4 million (effective tax rate of approximately 49%) for the six months ended November 23, 2013 and November 24, 2012, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first half of fiscal 2014 and 2013 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying ISO exercises impact the Company’s effective tax rate. The period to period decrease in the effective tax rate results primarily from the reversal of $650,000 of uncertain international tax position accruals for which the statute of limitations has expired.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1,094,000 and $1,172,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first six months of fiscal 2014 and 2013, respectively.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A.—Risk Factors. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

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

As of November 23, 2013, the Company had $110.5 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2014. As of November 23, 2013, the Company had approximately $1.7 million available under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.3 million of outstanding letters of credit in favor of third parties related to operating leases.

Operating activities provided $8.4 million in cash for the six months ended November 23, 2013 compared to $5.1 million for the six months ended November 24, 2012. Cash provided by operations in the first six months of fiscal 2014 resulted from net income of $10.7 million and non-cash items of $5.4 million, offset by net unfavorable changes in operating assets and liabilities of $7.8 million. In the first six months of fiscal 2013, cash provided by operations resulted from net income of $10.7 million and non-cash items of $6.6 million, offset by net unfavorable changes in operating assets and liabilities of $12.2 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods as certain property and equipment was fully depreciated by the end of fiscal 2013) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset change between the two periods was the smaller change in accrued salaries and related obligations as of November 23, 2013 over the balance at May 25, 2013 versus the change in accrued salaries in the previous year. This is the result of a smaller decrease in accrued compensation and related obligations in the first half of fiscal 2014 as compared to the first half of fiscal 2013 because of higher headcount and improved bonus eligibility in 2014.

Net cash used in investing activities was $10.6 million for the first six months of fiscal 2014 compared to a source of cash of $1.6 million in the comparable prior year period. Cash used in purchases of short-term investments (primarily commercial paper) exceeded cash received from redemption of short-term investments in the first six months of fiscal 2014 by approximately $8.0 million; the amounts of redemptions exceeded purchases by $3.0 million in the first six months of fiscal 2013. Purchases of property and equipment increased approximately $1.3 million between the two periods.

Net cash used in financing activities totaled $14.4 million for the six months ended November 23, 2013, compared to $17.5 million for the six months ended November 24, 2012. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about $2.0 million higher in fiscal 2014 compared to the same period in fiscal 2013. In addition, the Company used approximately $1.7 million less on purchases of its common stock in fiscal 2014 as compared to fiscal 2013. The Company used $14.2 million in the first six months of fiscal 2014 to purchase approximately 1.1 million shares of its common stock on the open market versus $15.9 million in the first six months of the prior fiscal year to purchase approximately 1.3 million shares. The Company also paid dividends on its common stock of $5.2 million in the first six months of fiscal 2014, approximately $600,000 higher than the year before. The Company’s board of directors declared a quarterly cash dividend of $0.07 per common share on October 29, 2013. The dividend of approximately $2.7 million, paid on December 19, 2013, is accrued in the Company’s Consolidated Balance Sheet as of November 23, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of November 23, 2013, we had approximately $110.5 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended November 23, 2013, approximately 23% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 83% of our balances of cash, cash equivalents and short-term investments as of November 23, 2013 were denominated in United States dollars. The remaining 17% was comprised primarily of cash balances translated from Canadian Dollars, Euros, Japanese Yen and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 23, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 23, 2013. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 23, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While economic conditions in many parts of the world began to improve during our fiscal 2011, there continues to be uncertainty regarding general economic conditions and, in particular, the impact of the continuing economic weakness in Europe and slowing economic growth in parts of Asia. Deterioration of or uncertainty related to the global economy or tightening credit markets could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	changes in the estimates of contingent consideration (if applicable after an acquisition);

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which next occurs during this fiscal year ending May 31, 2014.

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

The Company pays a regular quarterly dividend, subject to quarterly declaration by our board of directors. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, United States tax treatment of dividends, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

The table below provides information regarding our stock repurchases made during the second quarter of fiscal 2014 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
August 25, 2013 — September 21, 2013	118,947	$12.57	118,947	$66,920,705
September 22, 2013 — October 19, 2013	371,200	$12.09	371,200	62,433,843
October 20, 2013 — November 23, 2013	316,945	$12.95	316,945	58,330,765

Total August 25, 2013 — November 23, 2013	807,092	$12.50	807,092	$58,330,765

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 2, 2014	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: January 2, 2014	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.24*	Amendment No. 4 to Loan Agreement, dated November 15, 2013, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.