Form 10-Q
period 2014-02-22
RESOURCES CONNECTION INC
filed 2014-04-03
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 22, 2014

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

As of March 24, 2014, there were approximately 38,753,695 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 22, 2014	May 25, 2013
ASSETS
Current assets:
Cash and cash equivalents	$74,339	$94,016
Short-term investments	32,984	24,996
Trade accounts receivable, net of allowance for doubtful accounts of $3,138 and $3,428 as of February 22, 2014 and May 25, 2013, respectively	88,969	84,194
Prepaid expenses and other current assets	4,433	4,594
Income taxes receivable	2,307	1,228
Deferred income taxes	8,022	8,149

Total current assets	211,054	217,177
Goodwill	175,615	174,275
Intangible assets, net	1,460	2,659
Property and equipment, net	23,258	21,087
Deferred income taxes	846	—
Other assets	2,364	2,442

Total assets	$414,597	$417,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,296	$15,722
Accrued salaries and related obligations	38,379	39,280
Other liabilities	6,677	6,331

Total current liabilities	61,352	61,333
Other long-term liabilities	4,956	3,980

Total liabilities	66,308	65,313

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 56,728 and 56,082 shares issued, and 38,749 and 39,705 shares outstanding as of February 22, 2014 and May 25, 2013, respectively	567	561
Additional paid-in capital	359,178	347,790
Accumulated other comprehensive loss	(2,552)	(3,958)
Retained earnings	294,648	290,549
Treasury stock at cost, 17,979 and 16,377 shares at February 22, 2014 and May 25, 2013, respectively	(303,552)	(282,615)

Total stockholders’ equity	348,289	352,327

Total liabilities and stockholders’ equity	$414,597	$417,640

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 22, 2014	February 23, 2013	February 22, 2014	February 23, 2013
Revenue	$132,725	$138,020	$410,398	$416,150
Direct cost of services, primarily payroll and related taxes for professional services employees	84,960	86,825	255,518	256,356

Gross margin	47,765	51,195	154,880	159,794
Selling, general and administrative expenses	41,604	41,591	126,337	125,993
Amortization of intangible assets	424	422	1,262	1,282
Depreciation expense	877	1,125	2,747	3,488

Income from operations	4,860	8,057	24,534	29,031
Interest income	(41)	(37)	(123)	(135)

Income before provision for income taxes	4,901	8,094	24,657	29,166
Provision for income taxes	2,622	3,601	11,630	13,977

Net income	$2,279	$4,493	$13,027	$15,189

Net income per common share:
Basic	$0.06	$0.11	$0.33	$0.37

Diluted	$0.06	$0.11	$0.33	$0.37

Weighted average common shares outstanding:
Basic	39,027	40,939	39,444	41,317

Diluted	39,158	40,978	39,519	41,370

Cash dividends declared per common share	$0.07	$0.06	$0.21	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 22, 2014	February 23, 2013	February 22, 2014	February 23, 2013
COMPREHENSIVE INCOME:
Net income	$2,279	$4,493	$13,027	$15,189
Foreign currency translation adjustment, net of tax	165	(1,064)	1,406	—

Total comprehensive income	$2,444	$3,429	$14,433	$15,189

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Nine Months Ended
February 22, 2014
COMMON STOCK-SHARES:
Balance at beginning of period	56,082
Exercise of stock options	303
Issuance of restricted stock	5
Cancellation of shares	(10)
Issuance of common stock under Employee Stock Purchase Plan	348

Balance at end of period	56,728

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$561
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	3

Balance at end of period	$567

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$347,790
Exercise of stock options	3,691
Stock-based compensation expense related to share-based awards and employee stock purchases	4,879
Tax shortfall from employee stock option plans	(630)
Issuance of common stock under Employee Stock Purchase Plan	3,448

Balance at end of period	$359,178

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(3,958)
Foreign currency translation adjustment, net of tax	1,406

Balance at end of period	$(2,552)

RETAINED EARNINGS:
Balance at beginning of period	$290,549
Cash dividends ($0.21 per share)	(8,234)
Issuance of restricted stock to members of board of directors	(694)
Net income	13,027

Balance at end of period	$294,648

TREASURY STOCK-SHARES:
Balance at beginning of period	16,377
Issuance of restricted stock	(29)
Cancellation of shares	(10)
Purchase of shares	1,641

Balance at end of period	17,979

TREASURY STOCK-COST:
Balance at beginning of period	$(282,615)
Issuance of restricted stock to members of board of directors	694
Purchase of shares	(21,631)

Balance at end of period	$(303,552)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 22, 2014	February 23, 2013
Cash flows from operating activities:
Net income	$13,027	$15,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,009	4,770
Stock-based compensation expense related to share-based awards and employee stock purchases	4,879	5,460
Excess tax benefits from stock-based compensation	(31)	(18)
Loss on disposal of assets	64	45
Deferred income tax benefit	(704)	(862)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,325)	(5,265)
Prepaid expenses and other current assets	218	1,143
Income taxes	(1,752)	(1,906)
Other assets	59	(97)
Accounts payable and accrued expenses	38	(595)
Accrued salaries and related obligations	(1,093)	149
Other liabilities	(723)	30

Net cash provided by operating activities	13,666	18,043

Cash flows from investing activities:
Redemption of short-term investments	55,000	33,000
Purchase of short-term investments	(62,988)	(43,002)
Purchase of property and equipment	(3,102)	(2,458)

Net cash used in investing activities	(11,090)	(12,460)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,694	1,627
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,451	3,911
Purchase of common stock	(21,631)	(21,938)
Cash dividends paid	(7,912)	(7,049)
Excess tax benefits from stock-based compensation	31	18

Net cash used in financing activities	(22,367)	(23,431)

Effect of exchange rate changes on cash	114	(1,393)

Net decrease in cash	(19,677)	(19,241)
Cash and cash equivalents at beginning of period	94,016	105,124

Cash and cash equivalents at end of period	$74,339	$85,883

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 22, 2014 and February 23, 2013

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2014 and 2013 consisted of 13 weeks each. The fourth quarter of fiscal 2014 will be a 14 week quarter and fiscal 2014 will consist of 53 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 22, 2014 and February 23, 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2013 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.1 million and $2.3 million for the three months ended February 22, 2014 and February 23, 2013, respectively, and $6.3 million and $7.7 million for the nine months ended February 22, 2014 and February 23, 2013, respectively.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates effective at the end of the period, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations.

Net Income Per Share Information

The Company presents both basic and diluted earnings per common share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price per common share over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 22, 2014	February 23, 2013	February 22, 2014	February 23, 2013
Net income	$2,279	$4,493	$13,027	$15,189

Basic:
Weighted average shares	39,027	40,939	39,444	41,317

Diluted:
Weighted average shares	39,027	40,939	39,444	41,317
Potentially dilutive shares	131	39	75	53

Total dilutive shares	39,158	40,978	39,519	41,370

Net income per common share:
Basic	$0.06	$0.11	$0.33	$0.37
Dilutive	$0.06	$0.11	$0.33	$0.37
Anti-dilutive shares not included above	7,658	8,078	8,127	8,113

Stock-Based Compensation

The Company recognizes compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock grants and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock option awards vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2004 Performance Incentive Plan (“2004 Plan”). The Company determines the estimated value of stock option awards using the Black-Scholes valuation model. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options and restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

Per the Acquisition Agreements, contingent consideration was payable to the Sellers in a lump sum following the fourth anniversary of the acquisition if the average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) (calculated from each of the four one-year periods following the acquisition date) of Sitrick Brincko Group exceeded $11.3 million. The Company determined that the average annual EBITDA of Sitrick Brincko Group did not exceed the required $11.3 million as of November 23, 2013, the end of the four-year earn-out period, and so no contingent consideration was payable to the Sellers.

Because the contingent consideration was not owed at the conclusion of the earn-out period, Mr. Brincko was entitled to a cash payment of $2,250,000, which was paid in the third quarter of fiscal 2014.

4. Intangible Assets and Goodwill

The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and range of estimated lives (in thousands):

	As of February 22, 2014			As of May 25, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2-7 years)	$18,336	$(17,628)	$708	$17,978	$(16,710)	$1,268
Consultant and customer database (1-5 years)	2,364	(2,364)	—	2,330	(2,330)	—
Non-compete agreements (1-5 years)	3,235	(2,790)	445	3,226	(2,331)	895
Trade name and trademark (5 years)	1,341	(1,034)	307	1,341	(845)	496

Total	$25,276	$(23,816)	$1,460	$24,875	$(22,216)	$2,659

The following table summarizes amortization expense for the three and nine months ended February 22, 2014 and February 23, 2013 and the expected amount of intangible asset amortization expense (based on existing intangible assets account balances) for the fiscal years ending May 31, 2014, May 30, 2015, May 28, 2016, May 27, 2017 and May 26, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	February 22, 2014	February 23, 2013	February 22, 2014	February 23, 2013
Amortization expense	$424	$422	$1,262	$1,282

	Fiscal Years Ending
	2014	2015	2016	2017	2018
Expected amortization expense	$1,688	$917	$12	$12	$12

The estimates of expected amortization expense do not incorporate the potential impact of future foreign currency fluctuations caused when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets as of February 22, 2014 as compared to May 25, 2013 reflects the impact of currency fluctuations between fiscal 2014 and 2013 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Nine Months Ended
	February 22, 2014	February 23, 2013
Goodwill, beginning of year	$174,275	$173,576
Impact of foreign currency exchange rate changes	1,340	1,165

Goodwill, end of period	$175,615	$174,741

5. Income Taxes

The Company’s provision for income taxes was $2.6 million (effective tax rate of approximately 53%) and $3.6 million (effective tax rate of approximately 44%) for the three months ended February 22, 2014 and February 23, 2013, respectively, and $11.6 million (effective rate of approximately 47%) and $14.0 million (effective rate of approximately 48%) for the nine months ended February 22, 2014 and February 23, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter and first nine months of fiscal 2014 and 2013 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The increase in the effective tax rate for the three months ended February 22, 2014 results from the increased foreign losses during the quarter without any tax benefit because of valuation allowances placed on the tax assets of the foreign subsidiaries. The decrease in the effective tax rate for the nine months ended February 22, 2014 results primarily from the reversal of $670,000 of uncertain international tax position accruals for which the statute of limitations has expired, offset partially by the increased foreign losses without any tax benefit.

In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $505,000 and $594,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2014 and 2013, respectively, and $1,599,000 and $1,765,000 for the nine months ended February 22, 2014 and February 23, 2013, respectively.

6. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and nine months ended February 22, 2014, the Company purchased approximately 522,200 and 1.6 million shares of its common stock at an average price of $14.14 and $13.18 per share, respectively, on the open market for approximately $7.4 million and $21.6 million, respectively. As of February 22, 2014, approximately $50.9 million remains available for future repurchases of the Company’s common stock under the stock repurchase program.

7. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Nine Months Ended
	February 22, 2014	February 23, 2013
Non-cash investing and financing activities:
Dividends declared, not paid	$2,713	$2,448
Capitalized leasehold improvements paid directly by landlord	1,824	—

Total	$4,537	$2,448

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of February 22, 2014, the Company had outstanding award grants under the 2004 Plan and the 1999 Long Term Incentive Plan (“1999 Plan”). The 2004 Plan serves as the successor to the 1999 Plan. At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Outstanding awards under the 1999 Plan that expire or terminate without having been exercised roll over to the 2004 Plan. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. As of February 22, 2014, 893,000 shares were available for future award grants under the 2004 Plan, although awards of restricted stock under the 2004 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options. The following table summarizes the stock option activity for the nine months ended February 22, 2014 (number of options and intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 25, 2013	7,970	$19.60	4.91	$72
Granted, at fair market value	1,250	11.27
Exercised	(303)	12.16
Forfeited	(185)	13.21
Expired	(392)	19.32

Outstanding at February 22, 2014	8,340	$18.77	5.06	$3,095

Exercisable at February 22, 2014	5,957	$21.06	3.69	$243

Vested and expected to vest at February 22, 2014	8,092	$18.98	4.94	$2,703

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2014 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 22, 2014. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended February 22, 2014 and February 23, 2013 was $35,000 and $258,000, respectively, and for the nine months ended February 22, 2014 and February 23, 2013 was $336,000 and $692,000, respectively.

Stock-Based Compensation Expense

As of February 22, 2014, there was $8.2 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 30 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended February 22, 2014 and February 23, 2013 was $1.6 million and $1.8 million, respectively, and for the nine months ended February 22, 2014 and February 23, 2013 was $4.9 million and $5.5 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. There were no capitalized share-based compensation costs during the nine months ended February 22, 2014 and February 23, 2013.

The weighted average estimated fair value per share of employee stock options granted during the three months ended February 22, 2014 was $5.72 using the Black-Scholes valuation model with the following assumptions:

For the Three Months Ended
February 22, 2014
Expected volatility	42.1%
Risk-free interest rate	1.8%
Expected dividends	2.0%
Expected life	5.3 years

The Company granted 29,491 and 34,632 shares of restricted stock during the three and nine months ended February 22, 2014, respectively. The Company granted 34,622 shares of restricted stock during the three and nine months ended February 23, 2013. Stock-based compensation expense for restricted stock awards for the three months ended February 22, 2014 and February 23, 2013 was $116,000 and $91,000, respectively, and for the nine months ended February 22, 2014 and February 23, 2013 was $289,000 and $218,000, respectively. There were 84,447 unvested restricted shares, with approximately $1,025,000 of remaining unrecognized compensation cost, as of February 22, 2014.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $31,000 and $18,000 for the nine months ended February 22, 2014 and February 23, 2013, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 348,000 and 411,000 shares of common stock pursuant to the ESPP for the nine months ended February 22, 2014 and the year ended May 25, 2013, respectively. There were 438,000 shares of common stock available for issuance under the ESPP as of February 22, 2014.

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

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended		Long-Lived Assets (1) as of
	February 22,	February 23,	February 22,	February 23,	February 22,	May 25,
	2014	2013	2014	2013	2014	2013
United States	$103,408	$105,940	$318,458	$316,596	$173,843	$171,939
The Netherlands	5,130	6,206	16,934	18,576	22,999	22,457
Other	24,187	25,874	75,006	80,978	3,491	3,625

Total	$132,725	$138,020	$410,398	$416,150	$200,333	$198,021

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

10. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. Management is not aware of any legal proceeding where the likelihood of a loss is reasonably possible and the amount or range of reasonably possible losses is material to the Company’s financial condition, results of operations or cash flows.

11. Subsequent Event

In April 2014, the Company announced that in order to better align its cost structure with current revenue levels in Europe it will take a charge for severance, the majority of which will be recorded in the fourth quarter of fiscal 2014. These actions will reduce headcount in certain European practice offices and are expected to result in severance charges of approximately $2.8 million, or an estimated $0.07 per common share after tax in the fourth quarter. On an annualized basis, the headcount reductions are expected to reduce general and administrative expenses by $4.5 million beginning in fiscal 2015. No office closures are associated with the actions and the Company’s European platform remains intact to serve the Company’s multi-national clients.

12. Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A.- Risk Factors below and in our Annual Report on Form 10-K for the year ended May 25, 2013 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of February 22, 2014, we served clients from offices in 21 countries, including 25 international offices and 46 offices in the United States.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.07 per share for the first, second and third quarters of fiscal 2014 and $0.06 per share for the comparable quarters of fiscal 2013) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly declaration by our board of directors. The Company’s historical expected life of stock option grants is 5.3 years for non-officers and 7.5 years for officers. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Nine Months Ended
	February 22, 2014	February 23, 2013	February 22, 2014	February 23, 2013
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$132,725	$138,020	$410,398	$416,150
Direct cost of services	84,960	86,825	255,518	256,356

Gross margin	47,765	51,195	154,880	159,794
Selling, general and administrative expenses	41,604	41,591	126,337	125,993
Amortization of intangible assets	424	422	1,262	1,282
Depreciation expense	877	1,125	2,747	3,488

Income from operations	4,860	8,057	24,534	29,031
Interest income	(41)	(37)	(123)	(135)

Income before provision for income taxes	4,901	8,094	24,657	29,166
Provision for income taxes	2,622	3,601	11,630	13,977

Net income	$2,279	$4,493	$13,027	$15,189

We also assess the results of our operations using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. EBITDA is defined as our earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and contingent consideration adjustments (if any). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	February 22, 2014	February 23, 2013	February 22, 2014	February 23, 2013
	(Amounts in thousands)		(Amounts in thousands)
Net income	$2,279	$4,493	$13,027	$15,189
Adjustments:
Amortization of intangible assets	424	422	1,262	1,282
Depreciation expense	877	1,125	2,747	3,488
Interest income	(41)	(37)	(123)	(135)
Provision for income taxes	2,622	3,601	11,630	13,977

EBITDA	$6,161	$9,604	$28,543	$33,801
Stock-based compensation expense	1,601	1,822	4,879	5,460

Adjusted EBITDA	$7,762	$11,426	$33,422	$39,261

Revenue	$132,725	$138,020	$410,398	$416,150

Adjusted EBITDA Margin	5.8%	8.3%	8.1%	9.4%

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

Three Months Ended February 22, 2014 Compared to Three Months Ended February 23, 2013

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $5.3 million, or 3.8%, to $132.7 million for the three months ended February 22, 2014 from $138.0 million for the three months ended February 23, 2013. We deliver our services to clients in a similar fashion across the globe. In light of continuing global economic uncertainty, we believe that our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in certain European markets. In the third quarter of fiscal 2014, revenue decreased in North America by 2.3%, Europe by 12.3% and Asia Pacific by 1.8% over the same period in fiscal 2013. Revenues decreased an estimated $3.3 million in the third quarter of fiscal 2014 because the Thanksgiving holiday fell in the U.S. in this third quarter, whereas Thanksgiving fell in the second quarter of fiscal 2013.

The number of hours worked in the third quarter of fiscal 2014 decreased about 2.6% compared with the prior year third quarter while average bill rates were down 1.6%. The number of consultants on assignment as of February 22, 2014 was 2,346 compared to 2,254 consultants engaged as of February 23, 2013.

We operated 71 (25 abroad) and 75 (26 abroad) offices as of February 22, 2014 and February 23, 2013, respectively; the decrease quarter-over-quarter is a result of consolidating certain offices. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the
	Three Months Ended			% of Total
	February 22,	February 23,		February 22,	February 23,
	2014	2013	% Change	2014	2013
North America	$105,979	$108,497	(2.3)%	79.9%	78.6%
Europe	18,732	21,366	(12.3)%	14.1	15.5
Asia Pacific	8,014	8,157	(1.8)%	6.0	5.9

Total	$132,725	$138,020	(3.8)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies of our non-United States based operations, our revenue can be impacted. Using the comparable third quarter fiscal 2013 conversion rates, international revenues would have been higher than reported under GAAP by $588,000 in the third quarter of fiscal 2014.

Direct Cost of Services. Direct cost of services decreased $1.8 million, or 2.1%, to $85.0 million for the three months ended February 22, 2014 from $86.8 million for the three months ended February 23, 2013. The decrease in the amount of direct cost of services was attributable to a 2.6% decrease in the number of hours worked in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013; partially offset by a 1.6% increase in the average pay rate per hour between the two quarters. The direct cost of services percentage of revenue was 64.0% and 62.9% for the three months ended February 22, 2014 and February 23, 2013, respectively. The increase in the direct cost of services percentage of revenue between the quarters resulted primarily from three paid holidays in the third quarter of fiscal 2014 compared to only two in fiscal 2013, an unfavorable change in the bill rate/pay rate ratio in the third quarter of fiscal 2014 and reduced leverage on certain fixed benefit costs.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 31.3% and 30.1% for the quarters ended February 22, 2014 and February 23, 2013, respectively. S, G & A was flat at $41.6 million for both the three months ended February 22, 2014 and the three months ended February 23, 2013. Quarterly increases in marketing in fiscal 2014 were offset by spending reductions in a variety of categories.

Management and administrative headcount increased from 699 at the end of the third quarter of fiscal 2013 to 718 at the end of the third quarter of fiscal 2014.

Sequential Operations. On a sequential quarter basis, fiscal 2014 third quarter revenues decreased approximately 9.1%, from $146.0 million to $132.7 million, primarily attributable to a decrease in billable hours between the two periods. Billable hours worked decreased 8.7%, while bill rates were down 0.8%. The Company’s sequential revenue decreased in North America (8.2%), Europe (12.4%) and Asia Pacific (12.1%). The third quarter revenue in North America was impacted by three paid holidays falling in the third quarter while the second quarter only included one paid holiday. The direct cost of services percentage of revenue increased from 60.7% in the second quarter of fiscal 2014 to 64.0% in the third quarter of fiscal 2014. The increase was primarily the result of the reset of employer payroll taxes on January 1, the two additional holidays in the third quarter as compared to the second quarter, and decreased leverage on certain fixed benefit expenses. The ratio of S, G & A to revenue increased from 29.5% for the quarter ended November 23, 2013 to 31.3% for the quarter ended February 22, 2014, due to reduced leverage as a result of lower revenue in the third quarter of fiscal 2014 and a decrease in certain bonus accruals and occupancy related expenses.

In April 2014, the Company announced that in order to better align its cost structure with current revenue levels in Europe it will take a charge for severance, the majority of which will be recorded in the fourth quarter of fiscal 2014. The actions taken consist solely of headcount reductions in certain European practice offices and are expected to result in severance charges of approximately $2.8 million, or an estimated $0.07 per common share after tax in the fourth quarter. On an annualized basis, the headcount reductions are expected to reduce general and administrative expenses by $4.5 million beginning in fiscal 2015. No office closures are associated with the actions and the Company’s European platform remains intact to serve the Company’s multi-national clients.

Amortization and Depreciation Expense. Amortization of intangible assets was relatively flat at $424,000 for the three months ended February 22, 2014 compared to $422,000 for the three months ended February 23, 2013. The slight change is the result of exchange rate fluctuations related to amortization of intangible assets denominated in a foreign currency. Based upon identified intangible assets recorded at February 22, 2014, the Company anticipates amortization expense related to identified intangible assets to be approximately $426,000 during the quarter ending May 31, 2014; the amount may fluctuate depending upon foreign currency translation rates in effect during the quarter.

Depreciation expense was $877,000 for the three months ended February 22, 2014 compared to $1.1 million for the three months ended February 23, 2013. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2013 and the Company reduced the amount invested in new property and equipment purchases in recent years.

Interest Income. Interest income was $41,000 in the third quarter of fiscal 2014 compared to $37,000 in the third quarter of fiscal 2013. The increase in interest income in the third quarter of fiscal 2014 is primarily the result of higher interest rates earned as compared to the prior year’s third quarter.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of February 22, 2014, the Company also has $33.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $2.6 million (effective tax rate of approximately 53%) and $3.6 million (effective tax rate of approximately 44%) for the three months ended February 22, 2014 and February 23, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2014 and 2013 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The period to period increase in the effective tax rate resulted primarily from the increased foreign losses without any tax benefit because of the valuation allowances.

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

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $505,000 and $594,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2014 and 2013, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Nine Months Ended February 22, 2014 Compared to Nine Months Ended February 23, 2013

Computations of percentage change period over period are based upon our results, as rounded and presented here in.

Revenue. Revenue decreased $5.8 million, or 1.4%, to $410.4 million for the nine months ended February 22, 2014 from $416.2 million for the nine months ended February 23, 2013. In the first nine months of fiscal 2014, revenue increased in North America (0.2%) but declined in Europe (8.2%) and Asia Pacific (4.4%) as compared to the same period in the prior year. As noted below, fluctuations in currency exchange rates in the first nine months of fiscal 2014 also influenced the results of our foreign operations. If the same exchange rates were utilized in the first nine months of fiscal 2014 as in the same period of fiscal 2013, the revenue decline for Europe would have been 10.8% but Asia Pacific’s revenue would have increased by 5.1%. The number of hours worked in the first nine months of fiscal 2014 decreased about 0.4% compared with the same period in the prior year while average bill rates were down 0.8%.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the
	Nine Months Ended			% of Total
	February 22,	February 23,		February 22,	February 23,
	2014	2013	% Change	2014	2013
North America	$326,062	$325,422	0.2%	79.5%	78.2%
Europe	57,916	63,098	(8.2)%	14.1	15.2
Asia Pacific	26,420	27,630	(4.4)%	6.4	6.6

Total	$410,398	$416,150	(1.4)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2013 conversion rates, international revenues would have been higher than reported under GAAP by $1.3 million in the first nine months of fiscal 2014.

Direct Cost of Services. Direct cost of services decreased $900,000, or 0.4%, to $255.5 million for the nine months ended February 22, 2014 from $256.4 million for the nine months ended February 23, 2013. The decrease in the amount of direct cost of services was attributable to a 0.4% decrease in the number of hours worked in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013; pay rates per hour were flat between the periods. Direct cost of services as a percentage of revenue was 62.3% and 61.6% for the nine months ended February 22, 2014 and February 23, 2013, respectively. The change in the direct cost of services percentage between the periods resulted primarily from an unfavorable change in the bill rate/pay rate ratio during the first nine months of fiscal 2014, partially offset by a decline in the amount of zero margin client reimbursable expenses.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.8% and 30.3% for the nine months ended February 22, 2014 and February 23, 2013, respectively. S, G & A increased $300,000, or 0.2%, to $126.3 million for the nine months ended February 22, 2014 from $126.0 million for the nine months ended February 23, 2013.

The increase period-over-period is primarily related to increased salary and related benefit costs and marketing expenditures partially offset by reduced spending in a variety of categories in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013.

Amortization and Depreciation Expense. Amortization of intangible assets was flat at $1.3 million for both the nine months ended February 22, 2014 and February 23, 2013.

Depreciation expense was $2.7 million for the nine months ended February 22, 2014 compared to $3.5 million for the nine months ended February 23, 2013. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2013 and the Company reduced the amount invested in new property and equipment in recent years.

Interest Income. Interest income was $123,000 in the first nine months of fiscal 2014 compared to $135,000 in the same period of fiscal 2013. The decrease in interest income in fiscal 2014 is primarily the result of lower interest rates offset by higher average cash balances available for investment as compared to the same period of the prior year.

Income Taxes. The Company’s provision for income taxes was $11.6 million (effective tax rate of approximately 47%) and $14.0 million (effective tax rate of approximately 48%) for the nine months ended February 22, 2014 and February 23, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first nine months of fiscal 2014 and 2013 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying ISO exercises impact the Company’s effective tax rate. The period to period decrease in the effective tax rate results primarily from the reversal of $670,000 of uncertain international tax position accruals for which the statute of limitations has expired, partially offset by the increased foreign losses without any tax benefit because of the valuation allowances.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1,599,000 and $1,765,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first nine months of fiscal 2014 and 2013, respectively.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

As of February 22, 2014, the Company had $107.3 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2014. As of February 22, 2014, the Company had approximately $1.6 million available under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.4 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees.

Operating activities provided $13.7 million in cash for the nine months ended February 22, 2014 compared to $18.0 million for the nine months ended February 23, 2013. Cash provided by operations in the first nine months of fiscal 2014 resulted from net income of $13.0 million and non-cash items of $8.2 million, offset by net unfavorable changes in operating assets and liabilities of $7.5 million. In the first nine months of fiscal 2013, cash provided by operations resulted from net income of $15.2 million and non-cash items of $9.4 million, offset by net unfavorable changes in operating assets and liabilities of $6.6 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods as certain property and equipment was fully depreciated by the end of fiscal 2013) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset/liability change between the two periods was the change in accrued salaries and related obligations as of February 22, 2014 compared to the May 25, 2013 balances versus the change in the same classifications in the previous year. This is primarily the result of a net use of cash in fiscal 2014 related to the payment of $2,250,000 for Sitrick Brincko Group acquisition related obligations.

Net cash used in investing activities was $11.1 million for the first nine months of fiscal 2014 compared to $12.5 million in the comparable prior year period. Cash used in purchases of short-term investments (primarily commercial paper) exceeded cash received from redemption of short-term investments in the first nine months of fiscal 2014 by approximately $8.0 million compared to $10.0 million in the first nine months of fiscal 2013. Purchases of property and equipment increased approximately $600,000 between the two periods.

Net cash used in financing activities totaled $22.4 million for the nine months ended February 22, 2014, compared to $23.4 million for the nine months ended February 23, 2013. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about $1.6 million higher in fiscal 2014 compared to the same period in fiscal 2013. In addition, the Company used approximately $300,000 less on purchases of its common stock in fiscal 2014 as compared to fiscal 2013. The Company used $21.6 million in the first nine months of fiscal 2014 to purchase approximately 1.6 million shares of its common stock on the open market versus $21.9 million in the first nine months of the prior fiscal year to purchase approximately 1.8 million shares. The Company also paid dividends on its common stock of $7.9 million in the first nine months of fiscal 2014, approximately $900,000 higher than the year before; this change is due to the increase in the Company’s dividend rate to $0.07 per common share in fiscal 2014, as compared to the $0.06 per common share rate in fiscal 2013. The Company’s board of directors declared a quarterly cash dividend of $0.07 per common share on January 23, 2014. The dividend of approximately $2.7 million, paid on March 20, 2014, is accrued in the Company’s Consolidated Balance Sheet as of February 22, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of February 22, 2014, we had approximately $107.3 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended February 22, 2014, approximately 22% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 83% of our balances of cash, cash equivalents and short-term investments as of February 22, 2014 were denominated in United States dollars. The remaining 17% was comprised primarily of cash balances translated from Canadian Dollars, Euros, Japanese Yen and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 22, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 22, 2014. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 22, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

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

As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	less flexible and more costly labor laws and regulations;

•	expenses associated with customizing our professional services for clients in foreign countries;

•	foreign currency exchange rate fluctuations when we sell our professional services in denominations other than United States’ dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

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

Delaware corporate law and our amended and restated certificate of incorporation and amended bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•	prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 66 2 / 3% majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

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

Recently, we have developed a software product for the healthcare industry to address enterprise-wide incident management and patient safety issues. We have applied for registration in the United States and in the appropriate jurisdictions on the service mark for this product. On February 13, 2014, we filed a Nonprovisional Application, App. No. H180290, with the United States Patent Office for patent protection for this invention

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

The table below provides information regarding our stock repurchases made during the third quarter of fiscal 2014 under our stock repurchase program.

			Total Number of	Approximate Dollar
		Average	Shares	Value of Shares
	Total	Price	Purchased as	that May Yet be
	Number	Paid	Part of Publicly	Purchased Under the
	of Shares	per	Announced	April
Period	Purchased	Share	Program	2011 Program
November 24, 2013 — December 21, 2013	—	$—	—	$58,330,765
December 22, 2013 — January 18, 2014	149,063	$14.63	149,063	56,150,297
January 19, 2014 — February 22, 2014	373,109	$13.95	373,109	50,946,124

Total November 24, 2013 — February 22, 2014	522,172	$14.14	522,172	$50,946,124

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 3, 2014	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: April 3, 2014	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.