Form 10-K
period 2014-05-31
RESOURCES CONNECTION INC
filed 2014-07-28
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 22, 2013 (the last trading day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $515,587,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 21, 2014, there were approximately 38,319,650 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

i

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal year ended May 31, 2014 consisted of 53 weeks while the years ended May 25, 2013 and May 26, 2012 consisted of 52 weeks.

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

Overview

Resources Connection is a multinational consulting firm; its operating entities primarily provide services under the name Resources Global Professionals (“RGP” or the “Company”). The Company provides consulting and business initiative support services to its global client base in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory services.

We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the new revenue recognition pronouncement; and remediation support

•	Information management services including strategy development; program and project management; business and technology integration; data strategy including security and privacy; and Business Performance Management

•	Corporate advisory, strategic communications and restructuring services

•	Corporate governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and IT audits

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Conflict Minerals and Unique Device Identification compliance

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations

•	Legal and regulatory services with projects, secondments or tactical needs including commercial transactions; compliance initiatives; law department operations; and business strategy and litigation support

We were founded in June 1996 by a team at Deloitte LLP (“Deloitte”), led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created the Company to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s international capabilities. In 2013, we redesigned our logo to reflect our initials, RGP, and use this acronym to brand the Company.

Our business model combines the client service orientation and commitment to quality from our legacy as part of a Big Four accounting firm with the entrepreneurial culture of an innovative, dynamic company. We are positioned to take advantage of what we believe are two continuing trends in the outsourced professional services industry: global demand for flexible, outsourced professional services by corporate clients and highly-experienced professionals interested in working in a non-traditional professional services firm. We believe our business model allows us to simultaneously offer challenging yet flexible career opportunities to attract well qualified, experienced professionals and to attract clients with enterprise-wide, global consulting needs.

As of May 31, 2014, we employed or contracted with 2,401 consultants serving clients. Our consultants have professional experience in a wide range of industries and functional areas and tend to be in the latter third of their careers, many with advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based consulting work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of over 1,800 clients during fiscal 2014, ranging from large corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. For example, we have served 87 of the current Fortune 100 companies at one time or another. As of May 31, 2014, we served our clients from 45 offices in the United States and from 23 offices within 18 countries abroad.

Our offices serve our multinational clients through-out the world with a client focus rather than a regional/office perspective. While much of our growth in countries outside of the United States has resulted from the establishment of new RGP offices, we completed a number of acquisitions prior to fiscal 2014 to build our presence and to serve our international clients (including acquisitions in Australia, India, the Netherlands, Sweden and the United Kingdom). Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Year Ended			% of Total
	May 31,	May 25,	%	May 31,	May 25,
	2014	2013	Change	2014	2013
North America	$453,659	$436,025	4.0%	80.0%	78.4%
Europe	76,960	83,441	(7.8)%	13.6	15.0
Asia Pacific	36,562	36,868	(0.8)%	6.4	6.6

Total	$567,181	$556,334	1.9%	100.0%	100.0%

See Note 15 — Segment Information and Enterprise Reporting — to the Consolidated Financial Statements for additional information concerning the Company’s domestic and international operations and Part I Item 1A. “Risk Factors — Our ability to serve clients internationally is integral to our strategy and our international activities expose us to additional operational challenges that we might not otherwise face” for information regarding the risks attendant to our international operations.

We believe our distinctive culture is a valuable asset and is, in large part, due to our management team, which has extensive experience in the professional services industry. Most of our senior management and office managing directors have Big Four, management consulting and/or Fortune 500 experience and an equity interest in the Company. This team has created a culture of professionalism and a client service orientation that we believe fosters in our consultants a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service and results to our clients.

Industry Background

Changing Market for Project- or Initiative-Based Professional Services

RGP’s services cover a range of professional areas. The market for professional services is broad and fragmented and independent data on the size of the market is not readily available. We believe that companies may be more willing to choose alternatives to traditional professional service providers because of evolving economic competitive pressure and significant increases in government-led regulatory requirements, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. We believe RGP is positioned as a viable alternative to traditional accounting, consulting and law firms in numerous instances because, by using project consultants, companies can:

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

Supply of Project Consultants

Based on discussions with our consultants, we believe that the number of professionals seeking to work on a project basis has historically increased due to a desire for:

•	More flexible hours and work arrangements, coupled with a professional culture that offers competitive wages and benefits

•	Challenging engagements that advance their careers, develop their skills and add to their experience base

•	A work environment that provides a diversity of, and more control over, client engagements

•	Alternate employment opportunities in regions throughout the world

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

Resources Global Professionals’ Solution

We believe that RGP is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that RGP provides high-quality services to clients seeking project professionals because we are able to combine all of the following:

•	A relationship-oriented and collaborative approach with our clients

•	Client service teams with Big Four, consulting and/or industry backgrounds to assess our clients’ project needs and customize solutions to meet those needs

•	Highly qualified consultants with the requisite expertise and experience

•	Competitive rates on an hourly, rather than project, basis

•	Significant client control of their projects

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced professionals in support of projects and initiatives in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory services. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek consultants and management with talent, integrity, enthusiasm and loyalty (“TIEL”, an acronym used frequently within the Company) to strengthen our team and support our ability to provide clients with high-quality services and solutions. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting quality clients.

•	Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2014, 48 of our 50 largest clients used more than one service line and 38 of those top 50 clients used three or more service lines; and 2) 48 of our largest 50 clients in fiscal 2011 remained clients in fiscal 2014 while 41 of our top 50 clients in 2008 were still clients in 2014. In addition, during fiscal 2014 our top 50 clients were served by an average of six RGP offices, demonstrating the breadth of our relationships with clients world-wide.

•	Build the RGP brand. Our objective is to build RGP’s reputation as the premier provider of project-based consulting services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,401 consultants and 712 management and administrative employees working from offices in 19 countries as of May 31, 2014. In addition, we have global, regional and local marketing efforts that reinforce the RGP brand.

Our Growth Strategy

Since inception, our growth has been primarily organic rather than via acquisition. We believe that we have significant opportunity for continued strong organic growth in our core business as the global economy strengthens and economic uncertainties decrease and that, in addition we can grow opportunistically through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy evolves. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand name and reputation, supplemented by our global, regional and local marketing efforts. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multinational companies.

•	Expanding geographically. We have been expanding geographically to meet the demand for project professional services around the world and currently have offices in 19 countries. We believe, based upon our clients’ requests, that there are significant opportunities to promote growth globally. Consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may also add to our existing domestic office network when our existing clients have a need or if there is a new client opportunity.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as human capital; information management; governance, risk and compliance; supply chain management; legal and regulatory services; corporate advisory, strategic communications and restructuring services; and healthcare consulting. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 31, 2014, we employed or contracted with 2,401 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

Almost all of our consultants in the United States are employees of RGP. We typically pay each consultant an hourly rate for each consulting hour worked and for certain administrative time and overtime premiums, and offer benefits, including: paid time off and holidays; a discretionary bonus program; group medical and dental programs, each with an approximate 30-50% contribution by the consultant; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, a consultant must work a threshold number of hours to be eligible for all of these benefits. In addition, we offer our consultants the ability to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs.

Internationally, our consultants are a blend of employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve. A few international practices also utilize a partial “bench model”; that is, certain consultants are paid a weekly salary rather than for each consulting hour worked with bonus eligibility based upon utilization.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2014, we served over 1,800 clients from offices located in 19 countries. Our revenues are not concentrated with any particular client or within any particular industry. No single customer accounted for more than 2%, 4% and 3% of revenue for the years ended May 31, 2014, May 25, 2013 and May 26, 2012, respectively, and in fiscal 2014, our 10 largest clients accounted for approximately 14% of our revenues.

The clients listed below represent the multinational and industry diversity of our client base in fiscal 2014.

AGCO Corporation	Makita Corporation
AIG	MetLife, Inc.
American Express Company	Novartis AG
Avery Dennison	Phillips 66 Company
BP p.l.c.	Public Service Enterprise Group
Chevron Corporation	Rabobank Group
Citigroup Inc.	Royal Bank of Scotland
ConocoPhillips	Sony Corporation
Crop Production Services, Inc.	St. Joseph Health
Ford Motor Company	Syngenta International AG
Kaiser Permanente	Tyco International
Kawasaki Heavy Industries, Ltd.	Unilever

Services and Products

RGP was founded with a business model and operating philosophy rooted in the support of client-led projects and consulting initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple functional areas of expertise with consultants from several disciplines working on the same project. Our areas of core competency include: finance and accounting; information management; human capital; corporate advisory, strategic communications and restructuring services; legal and regulatory; governance, risk and compliance; and supply chain management. In addition, with the complex initiatives and requirements facing the healthcare industry, we have formed a healthcare solutions/consulting group that we believe provides innovative approaches and solutions for our clients.

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

Our Finance and Accounting core competencies include:

•	Process Transformation and Improvement

•	Business process improvement

•	Treasury operations

•	Skills development and training

•	Transactional Support

•	Mergers and acquisitions

•	IPOs

•	Bankruptcies

•	Divestitures

•	Financial Reporting and Analysis

•	External financial reporting

•	Internal management reporting

•	Key performance indicators

•	Planning, budgeting and modeling

•	Account and transaction-level analysis

•	Technical and Operational Accounting

•	Policies and procedures

•	Technical standards implementation

•	Remediation and Audit Response Support

•	Remediation of internal control weaknesses

•	Financial statement restatements

•	Audit response

Sample Engagement — Acquisition Integration: To help a Fortune 500 medical device company integrate a $1.5 billion acquisition, RGP:

•	Partnered with the client’s corporate controller and supported financial system integration through project management and analyst advisory services

•	Supported the conversion of all financial policies, procedures and data into the client’s system of record

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

Sitrick Brincko Group

Sitrick Brincko Group (“Sitrick”) offers a unique combination of strategic counsel, tactical execution, and organizational and logistical support critical to both public and private companies and high profile individuals, both in the United States and overseas. Its extensive experience in strategic, corporate, financial and transactional communications as well as general management, finance, strategic planning, manufacturing and distribution have made Sitrick a partner to boards of directors and management engaged in acquisitions, proxy fights, litigation, management changes, government inquisitions, corporate reorganizations or when repositioning, redirecting or unwinding a business.

Combined with RGP’s broad capabilities and global footprint, Sitrick offers a wide variety of services to clients, including:

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

Sample Engagement — Financial Restructuring: Sitrick, working with the board of directors, management and other advisors, developed and implemented the strategic communications for the successful restructuring and change in management of a large beverage distributor. This was a cross-border engagement, with the company based in Poland, new investors and management based in Russia and the restructuring in the United States.

Sample Engagement — Litigation Support: Sitrick was retained by a technology company to provide litigation support for a patent infringement suit the company was about to file against a much larger and even better known competitor. Sitrick developed a communications strategy that resulted in the case being settled within two days of its filing.

Sample Engagement — Proxy Contest: Sitrick provided strategic communications counsel in a proxy contest launched against an Israeli company where a hedge fund was trying to take control of the board of directors. The company maintained control of the board of directors.

Information Management

RGP’s Information Management practice provides planning and execution services in four primary areas: IT Assessments and Strategic Planning; Outsourcing and Shared Service Strategy; Merger Planning and Integration; and Infrastructure, Architecture and Design Services. By focusing on the initiative as defined by our clients, RGP can provide continuity of service from the creation or expansion of an overall IT strategy through the post-implementation support. In addition to these services, we have expertise in a variety of technology solutions: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; human resources (“HR”) information systems; supply chain management systems; core finance and accounting systems; audit compliance systems; and financial reporting, planning and consolidation systems.

The following are examples of the core competencies of our Information Management consultants:

IT Assessments and Strategic Planning

•	Evaluate IT environments and align environments with strategic goals

•	Perform IT systems, process and organizational assessments

•	Develop strategic roadmaps to guide IT development and improvement

•	Evaluate current performance of the IT organization

Outsourcing and Shared Service Strategy

•	Assess current organization state and processes and recommend outsourcing options

•	Identify and evaluate outsourcing vendors

•	Create service level agreements and procedures to govern the outsourced relationship

•	Plan and execute the move to an outsourced or shared service environment

Merger Planning and Integration

•	HR leadership

•	HR risk assessment

•	Labor/employee relations and compliance

•	Talent acquisition

•	Policies and procedures

Sample Engagement — Cyber Security Operations and Analysis Center (“CSOAC”) Design and Technology Selection – A United States federal electric power agency engaged RGP to design a cyber-security function to identify threats, weaknesses and vulnerabilities and to help prevent and mitigate attacks on its networks and systems. The CSOAC will focus on real time or near real time feed of security information from intrusion detection systems, firewalls and operating systems, and near real time vulnerability and configuration scans, including event correlation and analysis to prevent current and future cyber-security attacks. RGP activities include:

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

Human Capital

RGP’s Human Capital consultants apply project-management and business analysis skills to help solve the people aspects of business problems. The two primary areas of focus of our human capital practice are change management/business transformation and HR operations. To achieve the desired business outcome, our Human Capital professionals work with client teams to help drive their change management initiatives to successful completion. We help our clients with the people challenges of acquisitions, mergers, downsizing, reorganizations, system implementations or legislative requirements (Sarbanes, Basel II, HIPAA, the Patient Protection and Affordable Care Act, etc.). Our Human Capital professionals also have HR operations and technology skills that provide clients with the means to achieve their initiatives. Our Human Capital core competencies revolve around:

Organizational Development and Effectiveness

•	Process analysis development and redesign

•	Change management

•	Organizational alignment and structure

•	Fully integrated performance management and measurement programs

•	Succession and workforce planning

•	Training and skills development strategy

•	Employee retention programs, opinion surveys and communications programs

HR Technology

•	System selection, implementation and optimization

•	Project management

•	Change management

•	Data conversion

•	Post-implementation and interim support

HR Operations

•	HR leadership

•	HR risk assessment

•	Labor/employee relations and compliance

•	Talent acquisition

•	Policies and procedures

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

Legal & Regulatory

RGP Legal helps clients drive and execute their legal, risk management and regulatory initiatives. Our consultants (comprised of attorneys, compliance professionals, paralegals and contract managers) have significant experience working at the nation’s top law firms and companies. RGP Legal provides general counsel access to exceptional talent on an agile basis for the exact subject-matter knowledge and business perspective required for a particular task or workflow. Generally, RGP Legal is engaged to work directly with in-house counsel or with traditional outside counsel for projects or pieces of “unbundled” work. Examples of our core competencies include:

Commercial Transactions

•	Mergers and acquisitions integration, due diligence, divestitures and joint ventures

•	Contracts, including review, drafting and negotiation

•	Bankruptcy, corporate restructurings and workouts

Compliance Initiatives

•	Quarterly and annual SEC filings, annual meetings, proxy statements and corporate governance matters

•	Compliance policy development and implementation, compliance training, testing and reporting

Law Department Operations

•	Business process improvement

•	Secondment during leaves of absence or due to employee attrition

•	Spend analysis and assessment

Litigation Support

•	Litigation management and support, including document review and analysis, investigations and regulatory reviews

•	eDiscovery project management

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

Supply Chain Management

RGP’s Supply Chain Management practice assists clients in the planning, execution, maintenance and troubleshooting of complex supply chain systems and processes. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our core competencies include:

Supply Chain Strategy and Advisory

•	Supply chain technology and strategic planning

•	Merger planning and integration

•	Organizational design, alignment, process, policies and procedures

Procurement and Supplier Management

•	Strategic sourcing

•	Contract and supplier relationship management

•	Procure-to-pay

Logistics and Materials Management

•	Inventory and transportation management

•	Distribution network analysis

•	Reverse logistics

Supply Chain Planning and Forecasting

•	Demand and supply planning

•	Production planning

•	Sales and operations planning

Production

•	Manufacturing strategy

•	Shop floor

•	LEAN/Six Sigma

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

Governance, Risk and Compliance (“GRC”): Corporate Governance, Risk Management, Internal Audit and Compliance Services

RGP’s GRC practice assists clients with a variety of governance, risk management, internal audit and compliance initiatives. The professionals in our GRC practice have experience in operations, controllership and internal and external audit and serve our clients in any number of roles required — from program manager to team member. In addition to helping clients worldwide in the areas of audit, risk and compliance, we are able to draw on RGP’s other practice areas to bring the required business expertise to the engagement. Our GRC core competencies include:

Enterprise Risk Management

•	Strategic and operational objectives and risk assessment

•	Risk management and monitoring process development

•	Implementation of comprehensive ERM programs

Contract and Regulatory Compliance Audits

•	Regulatory compliance assessments

•	Conflict minerals performance audits

•	Royalty, license and franchise partner audits

Sox and Internal Controls

•	Documentation and testing of key controls

•	Control rationalization and self-assessment

•	Remediation of control deficiencies

Operational and IT Audits

•	Specialized skill sets and subject matter expertise

•	Global geographic coverage

•	Audit plan development and periodic risk assessment

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

Sample Engagement — Post Merger Integration: A United States based pharmaceutical company with global operations acquired an India-based pharmaceutical developer and manufacturer with a strong product pipeline focused on niche first-to-file and first-to-market products. The client faced a significant challenge since the acquired company lacked internal controls and violated numerous regulatory standards.

The client engaged RGP to ensure full compliance of the acquired company with standards applicable to the parent company in the United States from finance and accounting, operational, ethical and governance standpoints. Tasks included post-merger integration execution, a “forensic audit” of internal controls and identification of significant internal control deficiencies.

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

Our offices operate in an entrepreneurial manner. The managing directors of our offices are given significant autonomy in the daily operations of their respective offices, and are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing, pricing and hiring within their office. We believe that a substantial portion of the buying decisions made by our clients are made on a local or regional basis and that our offices most often compete with other professional services providers on a local or regional basis. Because our managing directors are in the best position to understand the local and regional outsourced professional services market and because clients often prefer local relationships, we believe that a decentralized operating environment maximizes operating performance and contributes to employee and client satisfaction.

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

Our brand marketing initiatives help develop RGP’s image in the markets we serve. Our brand is reinforced by our professionally designed website, television, print, radio and online advertising, direct marketing, seminars, initiative-oriented brochures, social media and public relations efforts. We believe that our branding initiatives, coupled with our high-quality client service, help to differentiate us from our competitors and to establish RGP as a credible and reputable global professional services firm.

Competition

We operate in a competitive, fragmented market and compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms

•	local, regional, national and international accounting and law firms

•	independent contractors

•	traditional and Internet-based staffing firms

•	the in-house or former in-house resources of our clients

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

Employees

As of May 31, 2014, we had a total of 3,113 employees, including 712 corporate and local office employees and 2,401 consultants. Our employees are not covered by any collective bargaining agreements.

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

While we believe general economic conditions continue to improve in most parts of the world, there continues to be some uncertainty regarding general economic conditions within some regions and countries in which we operate, leading to reluctance on the part of some multinational companies to spend on discretionary projects. Deterioration of or increased uncertainty related to the global economy or tightening credit markets could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

Economic deterioration at one or more of our clients may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

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

We do not have long-term agreements with our clients for the provision of services and our clients may terminate engagements with us at any time. The success of our business is dependent on our ability to secure new projects from clients. For example, if we are unable to secure new client projects because of improvements in our competitors’ service offerings, or because of a change in government regulatory requirements, or because of an economic downturn decreasing the demand for outsourced professional services, our business is likely to be materially adversely affected. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of in-house procurement groups that manage their relationship with service providers.

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

Our ability to serve clients internationally is integral to our strategy and our international activities expose us to additional operational challenges that we might not otherwise face.

Our international activities require us to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

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

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. At various times, such professionals can be in great demand, particularly in certain geographic areas or if they have specific skill sets. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. A significant portion of our options outstanding are priced at more than the current per share market value of our stock, limiting the past several years of option grants as a significant incentive to retain employees. In addition, the current Performance Incentive Plan (the “Plan”) is scheduled to terminate on September 3, 2014. After the termination, no additional awards may be granted under the Plan but previously granted awards will remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Plan. Management is currently considering alternatives for replacing or extending the current Plan; but in the event that a satisfactory replacement is not implemented and approved by our stockholders, our ability to use equity compensation as an incentive to attract and retain employees will cease.

Our computer hardware and software and telecommunications systems are susceptible to damage breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches, which could lead to potential unauthorized disclosure of confidential client information, third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our cash and short-term investments are subject to economic risk.

The Company invests its cash, cash equivalents and short-term investments in foreign and domestic bank deposits, money market funds, commercial paper and certificates of deposit. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

Our business could suffer if we lose the services of one or more key members of our senior management.

Our future success depends upon the continued employment of our senior management team. The unforeseen departure of one or more key members of our senior management team could significantly disrupt our operations.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	availability of consultants with the requisite skills in demand by clients;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	changes in the estimates of contingent consideration;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which occurred during this fiscal year ended May 31, 2014 and next occurs during the fiscal year ending May 30, 2020.

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 31, 2014, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

Delaware corporate law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•	prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 66 2/3 % majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

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

The Company pays a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

Recently, we have developed a software product for the healthcare industry to address enterprise-wide incident management and patient safety issues. We have applied for registration in the United States and in the appropriate jurisdictions on the service mark for this product. On February 13, 2014, we filed a Nonprovisional Application, App. No. H180290, with the United States Patent Office for patent protection for this invention.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of May 31, 2014, we maintained 45 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Phoenix, Arizona	Honolulu, Hawaii	Cincinnati, Ohio
Irvine, California (2)	Chicago, Illinois	Cleveland, Ohio
Los Angeles, California (2)	Oakbrook Terrace, Illinois	Columbus, Ohio
Sacramento, California	Indianapolis, Indiana	Tulsa, Oklahoma
Santa Clara, California	Boston, Massachusetts	Portland, Oregon
San Diego, California	Detroit, Michigan	Philadelphia, Pennsylvania
San Francisco, California	Minneapolis, Minnesota	Pittsburgh, Pennsylvania
Walnut Creek, California	Kansas City, Missouri	Nashville, Tennessee
Woodland Hills, California	St. Louis, Missouri	Dallas, Texas
Denver, Colorado	Las Vegas, Nevada	Houston, Texas
Hartford, Connecticut	Parsippany, New Jersey	San Antonio, Texas
Stamford, Connecticut	Princeton, New Jersey	Seattle, Washington
Fort Lauderdale, Florida	New York, New York	Milwaukee, Wisconsin
Tampa, Florida	Charlotte, North Carolina	Washington, D.C. (McLean, Virginia)
Atlanta, Georgia

As of May 31, 2014, we maintained 23 international offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Dublin, Ireland	Hong Kong, People’s Republic of China
Brussels, Belgium	Milan, Italy	Shanghai, People’s Republic of China
Calgary, Canada	Nagoya, Japan	Singapore
Toronto, Canada	Tokyo, Japan	Seoul, South Korea
Paris, France	Mexico City, Mexico	Stockholm, Sweden
Frankfurt, Germany	Amsterdam (Utrecht), Netherlands	Taipei, Taiwan
Bangalore, India	Oslo, Norway	London, United Kingdom
Mumbai, India	Beijing, People’s Republic of China

Our corporate offices are located in Irvine, California. We own an approximately 56,200 square foot office building in Irvine, California, of which we occupied approximately 35,400 square feet as of May 31, 2014, including space occupied by our Orange County, California practice. Approximately 20,800 square feet is leased to independent third parties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 7, 2014 was 38 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2014:
First Quarter	$13.74	$10.95
Second Quarter	$13.86	$11.67
Third Quarter	$14.98	$12.94
Fourth Quarter	$14.96	$12.07
Fiscal 2013:
First Quarter	$12.30	$10.98
Second Quarter	$13.53	$11.18
Third Quarter	$13.02	$10.93
Fourth Quarter	$13.08	$10.76

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of director approval, set at $0.07 per share of common stock during each quarter in fiscal 2014 and $0.06 per share of common stock during each quarter in fiscal 2013. On April 29, 2014, our board of directors declared a regular quarterly dividend of $0.07 per share of our common stock. The dividend was payable on June 19, 2014 to stockholders of record at the close of business on May 22, 2014. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

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

The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2014 under our stock repurchase program.

			Total Number of	Approximate Dollar
		Average	Shares	Value of Shares
	Total	Price	Purchased as	that May Yet be
	Number	Paid	Part of Publicly	Purchased Under the
	of Shares	per	Announced	April
Period	Purchased	Share	Program	2011 Program
February 23, 2014 — March 22, 2014	—	$—	—	$50,946,124
March 23, 2014 — April 19, 2014	157,950	$13.61	157,950	48,796,781
April 20, 2014 — May 31, 2014	443,300	$13.10	443,300	42,990,159

Total February 23, 2014 — May 31, 2014	601,250	$13.23	601,250	$42,990,159

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of eleven companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the period commencing May 30, 2009 and ending on May 31, 2014. The graph assumes $100 was invested on May 30, 2009 in our common stock and in each index (based on prices from the close of trading on May 30, 2009), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

	For the Fiscal Years Ended
	May 29, 2009	May 29, 2010	May 28, 2011	May 26, 2012	May 25, 2013	May 31, 2014
Resources Connection, Inc.	$100.00	$87.10	$76.96	$66.63	$62.08	$71.79
Russell 3000	$100.00	$123.20	$156.51	$153.58	$196.40	$236.81
SIC code 8742 – Management Consulting	$100.00	$108.91	$132.07	$120.15	$171.39	$193.71
Peer Group	$100.00	$103.52	$115.88	$111.77	$140.68	$167.07

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

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 44 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 30. The Consolidated Statements of Operations data for the years ended May 28, 2011 and May 29, 2010 and the Consolidated Balance Sheet data at May 26, 2012, May 28, 2011 and May 29, 2010 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 31, 2014, May 25, 2013 and May 26, 2012 and the Consolidated Balance Sheet data at May 31, 2014 and May 25, 2013 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 31,	May 25,	May 26,	May 28,	May 29,
	2014 (1)	2013	2012	2011	2010
	(In thousands, except net income (loss) per common share and other data)
Revenue	$567,181	$556,334	$571,763	$545,546	$498,998
Direct cost of services, primarily payroll and related taxes for professional services employees	351,359	342,040	352,524	335,071	303,768

Gross margin	215,822	214,294	219,239	210,475	195,230
Selling, general and administrative expenses(2)	172,531	168,318	170,992	172,622	182,985
Employee portion of contingent consideration(3)	—	—	(500)	—	500
Contingent consideration adjustment(4)	—	—	(33,440)	(25,852)	1,492
Amortization of intangible assets	1,688	1,694	3,364	5,030	3,496
Depreciation expense	3,628	4,580	5,731	7,223	8,544

Income (loss) from operations	37,975	39,702	73,092	51,452	(1,787)
Interest income	(168)	(175)	(252)	(473)	(656)

Income before provision for income taxes	38,143	39,877	73,344	51,925	(1,131)
Provision for income taxes(5)	18,257	19,373	32,202	27,070	10,618

Net income (loss)	$19,886	$20,504	$41,142	$24,855	$(11,749)

Net income (loss) per common share:
Basic	$0.51	$0.50	$0.94	$0.54	$(0.26)

Diluted	$0.51	$0.50	$0.94	$0.53	$(0.26)

Weighted average common shares outstanding:
Basic	39,216	41,108	43,541	46,124	45,894

Diluted	39,307	41,151	43,599	46,489	45,894

Other Data:
Number of offices open at end of year	68	73	77	80	82
Total number of consultants on assignment at end of period	2,401	2,208	2,317	2,249	2,067
Cash dividends paid (in thousands)(6)	$10,625	$9,497	$8,306	$5,538	$—

(1)	The year ended May 31, 2014 consists of 53 weeks. All other years presented consist of 52 weeks.

(2)	The year ended May 29, 2010, includes $4.8 million in severance costs and $2.2 million of accelerated compensation expense from the vesting of certain stock option grants related to the resignation of two senior executives.

(3)	For the year ended May 29, 2010, the Company estimated $500,000 of contingent consideration potentially payable to employees related to the Sitrick Brincko Group acquisition. For the year ended May 26, 2012, the Company determined that the contingent consideration would not be payable. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.
(4)	The contingent consideration adjustment includes a net reduction of the contingent consideration liability of $33.4 million and $25.9 million for the years ended May 26, 2012 and May 28, 2011, respectively, and a net increase of such liability of $1.5 million for the year ended May 29, 2010. The fiscal 2012 and fiscal 2011 net adjustments are related to revised estimates of fair value of contingent consideration based upon updates to the probability weighted assessment of various projected average earnings before interest, taxes, depreciation and amortization (“EBITDA”) scenarios associated with the acquisition of Sitrick Brincko Group, while the fiscal 2010 net adjustment is related to the recognition of the increase in the fair value of the contingent consideration liability (calculated from changes in the risk-free interest rate, used in determining the appropriate discount factor for time value of money purposes) associated with the acquisition of Sitrick Brincko Group. See Note 3 — Contingent Consideration — to the Consolidated Financial Statements.
(5)	The years ended May 28, 2011 and May 29, 2010, include the establishment of valuation allowances of $1.5 million and $4.7 million, respectively, on deferred tax assets, including certain foreign operating loss carryforwards.
(6)	On July 20, 2010, our board of directors authorized the payment of a quarterly dividend of $0.04 per common share commencing in fiscal 2011 (increased to $0.05 per common share, $0.06 per common share and $0.07 per common share for fiscal 2012, fiscal 2013 and fiscal 2014, respectively).

	May 31,	May 25,	May 26,	May 28,	May 29,
	2014	2013	2012	2011	2010
	(Amounts in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, short-term investments and U.S. government agency securities	$114,277	$119,012	$128,115	$144,873	$140,905
Working capital	150,287	155,844	166,584	182,675	173,472
Total assets	420,078	417,640	430,719	476,397	473,200
Stockholders’ equity	345,761	352,327	365,868	372,726	353,241

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

RGP is a multinational consulting firm that provides consulting and business initiative support services to its global client base in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory services. We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the new revenue recognition pronouncement; and remediation support;

•	Information management services including strategy development; program and project management; business and technology integration; data strategy, including data security and privacy; and Business Performance Management;

•	Corporate advisory, strategic communications and restructuring services;

•	Corporate governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and IT audits;

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Conflict Minerals and Unique Device Identification compliance;

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations; and

•	Legal and regulatory services with projects, secondments or tactical needs including commercial transactions; compliance initiatives; law department operations and business strategy; and litigation support.

We were founded in June 1996 by a team at Deloitte, led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multinational capabilities and during fiscal 2013, we redesigned our logo and adopted the acronym RGP for branding and marketing purposes.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of May 31, 2014, we served clients from offices in 19 countries, including 23 international offices and 45 offices in the United States.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international offices are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5% of our revenue for each of the years ended May 31, 2014, May 25, 2013 and May 26, 2012. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts, if any, is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. For fiscal years of 53 weeks, such as fiscal 2014, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks. Fiscal 2013 and 2012 consisted of 52 weeks each.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Contingent consideration — The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions and each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s Consolidated Statement of Operations. If the Company has an estimated liability of the fair value of contingent consideration, the computation requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore materially affect the Company’s future financial results and financial condition.

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

Because the contingent consideration was not owed at the conclusion of the earn-out period, Mr. Brincko was entitled to a cash payment of $2,250,000, which was paid in the third quarter of fiscal 2014. As of May 31, 2014, there are no amounts recorded for contingent consideration.

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

Revenue recognition — We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international offices are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.07 per share during fiscal 2014) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.3 years for non-officers and 7.5 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
	(Amounts in thousands)
Revenue	$567,181	$556,334	$571,763
Direct cost of services	351,359	342,040	352,524

Gross margin	215,822	214,294	219,239
Selling, general and administrative expenses	172,531	168,318	170,992
Employee portion of contingent consideration	—	—	(500)
Contingent consideration adjustment	—	—	(33,440)
Amortization of intangible assets	1,688	1,694	3,364
Depreciation expense	3,628	4,580	5,731

Income from operations	37,975	39,702	73,092
Interest income	(168)	(175)	(252)

Income before provision for income taxes	38,143	39,877	73,344
Provision for income taxes	18,257	19,373	32,202

Net income	$19,886	$20,504	$41,142

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.9	61.5	61.7

Gross margin	38.1	38.5	38.3
Selling, general and administrative expenses	30.4	30.3	29.9
Employee portion of contingent consideration	—	—	(0.1)
Contingent consideration adjustment	—	—	(5.8)
Amortization of intangible assets	0.3	0.3	0.6
Depreciation expense	0.7	0.8	1.0

Income from operations	6.7	7.1	12.7
Interest income	—	(0.1)	(0.1)

Income before provision for income taxes	6.7	7.2	12.8
Provision for income taxes	3.2	3.5	5.6

Net income	3.5%	3.7%	7.2%

We also assess the results of our operations using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is EBITDA plus stock-based compensation expense and contingent consideration adjustments, if any. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin results for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
	(Amounts in thousands)
Net income	$19,886	$20,504	$41,142
Adjustments:
Amortization of intangible assets	1,688	1,694	3,364
Depreciation expense	3,628	4,580	5,731
Interest income	(168)	(175)	(252)
Provision for income taxes	18,257	19,373	32,202

EBITDA	$43,291	$45,976	$82,187
Stock-based compensation expense	6,519	7,188	7,742
Contingent consideration adjustment	—	—	(33,440)

Adjusted EBITDA	$49,810	$53,164	$56,489

Revenue	$567,181	$556,334	$571,763

Adjusted EBITDA Margin	8.8%	9.6%	9.9%

The financial measures and key performance indicators we use to assess our financial and operating performance above are not defined by, or calculated in accordance with, GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the consolidated statement of operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

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

Year Ended May 31, 2014 Compared to Year Ended May 25, 2013

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $10.9 million, or 2.0%, to $567.2 million for the year ended May 31, 2014 from $556.3 million for the year ended May 25, 2013. We deliver our services to clients in a similar fashion across the globe; however in fiscal 2014, revenue increased in North America but declined in Europe and Asia Pacific as compared to fiscal 2013. In light of continuing global economic uncertainty, we believe that our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in certain European markets. Results in fiscal 2014 consisted of 53 weeks while fiscal 2013 consisted of 52 weeks. Revenue during the extra week of fiscal 2014 (which included the Memorial Day holiday in the United States) was $9.8 million. Excluding this extra week in fiscal 2014, revenue increased $1.1 million (0.2%) over the fiscal 2013 amount. For the 53-week period in fiscal 2014, the number of hours worked increased 3.5% compared to the prior year, offset by a 1.6% decrease in average bill rates from the prior year.

The number of consultants on assignment at the end of fiscal 2014 was 2,401 compared to the 2,208 consultants engaged at the end of fiscal 2013 (the average number of consultants assigned was 2,254 in fiscal 2014 compared to 2,270 in fiscal 2013).

We operated 68 offices (23 abroad) at May 31, 2014 and 73 offices (26 abroad) at May 25, 2013 as we consolidated certain offices in contiguous areas. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year Ended			% of Total
	May 31,	May 25,	%	May 31,	May 25,
	2014	2013	Change	2014	2013
North America	$453,659	$436,025	4.0%	80.0%	78.4%
Europe	76,960	83,441	(7.8)%	13.6	15.0
Asia Pacific	36,562	36,868	(0.8)%	6.4	6.6

Total	$567,181	$556,334	1.9%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2013 conversion rates, international revenues would have been higher than reported under GAAP by $981,000 for the year ended May 31, 2014.

Direct Cost of Services. Direct cost of services increased $9.4 million, or 2.7%, to $351.4 million for the year ended May 31, 2014 from $342.0 million for the year ended May 25, 2013. Direct cost of services increased primarily because of a 3.5% increase in hours worked compared to the prior year while the average consultant pay rate per hour was flat compared to the prior year. As noted above, fiscal 2014 consisted of 53 weeks while fiscal 2013 consisted of 52 weeks; we estimate this added approximately $5.9 million to the total of direct cost of services for fiscal 2014. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) was 61.9% and 61.5% for the years ended May 31, 2014 and May 25, 2013, respectively. The increase in the direct cost of services percentage resulted primarily from an unfavorable change in the bill rate/pay rate relationship (bill rates were down 1.6% overall compared to no change in pay rate average) offset by a decrease in zero margin client reimbursements.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses (“S, G & A”). S, G & A increased $4.2 million, or 2.5%, to $172.5 million for the year ended May 31, 2014 from $168.3 million for the year ended May 25, 2013. In addition, S, G & A increased as a percentage of revenue from 30.3% in fiscal 2013 to 30.4% in fiscal 2014. Management and administrative head count was 712 at the end of fiscal 2014 and 707 at the end of fiscal 2013. S, G & A increased in fiscal 2014 as compared to fiscal 2013 primarily because of an increase in management compensation, related benefits, business expenses and stock compensation expense because of the 53 weeks of activity in fiscal 2014 as compared to fiscal 2013’s 52 weeks; absent the extra week, S, G & A would have increased about 1.2%, attributable to no single significant category.

Sequential Operations. On a sequential quarter basis, fiscal 2014 fourth quarter revenues increased 18.2% to $156.8 million from $132.7 million, hours worked improved 18.4% and bill rates were flat. The improvement in hours worked is partially attributable to the 14th week of activity in the fourth quarter as compared to the 13 week quarter in the third quarter; revenue during the extra week was approximately $9.8 million, including the Memorial Day holiday. In addition, while the fourth quarter contained the Memorial Day holiday, the third quarter included the Thanksgiving, Christmas and New Year’s holidays. The direct cost of services percentage decreased from 64.0% in the third quarter to 61.1% in the fourth quarter. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter, the declining impact of payroll taxes as the calendar year progresses and improvement in the bill rate/pay rate ratio. The direct cost of services percentage was also negatively impacted by approximately $331,000 related to the European headcount reduction that affected consultants in the fourth quarter.

S, G & A expenses increased $4.6 million from the quarter ended February 22, 2014 to the quarter ended May 31, 2014, primarily as a result of $1.7 million for severance and related expenses for headcount reductions in certain European offices; in addition, salary and related benefits and bonuses increased due to the additional 14th week in the fourth quarter of fiscal 2014, offset by reduced spending for marketing during the quarter. The leverage of S, G & A expenses was improved to 29.5% in the fourth quarter of fiscal 2014 compared to 31.3% in the third quarter. This was attributable to the improved revenue in the fourth quarter, as well as leverage on certain fixed expenses, such as rent, in the fourth quarter. A downturn or softening in global economic conditions and the impact of the summer holiday period could put resulting pressure on revenue in the first quarter of fiscal 2015, and may limit our ability to leverage direct cost of services and S, G & A expenses.

Amortization and Depreciation Expense. Amortization of intangible assets was flat at $1.7 million in both fiscal 2014 and fiscal 2013. No intangibles were fully amortized during fiscal 2014. Based upon identified intangible assets recorded at May 31, 2014, the Company anticipates amortization expense related to identified intangible assets to approximate $914,000 during the fiscal year ending May 30, 2015; the amount may fluctuate depending upon foreign currency translation rates in effect during the year. During the 2015 fiscal year, several intangible assets will be fully amortized.

Depreciation expense decreased from $4.6 million for the year ended May 25, 2013 to $3.6 million for the year ended May 31, 2014. Depreciation decreased as a number of assets were fully depreciated during fiscal 2013 and fiscal 2014.

Interest Income. Interest income declined to $168,000 in fiscal 2014 compared to $175,000 in fiscal 2013. The decrease in interest income is the result of lower cash balances available for investment in fiscal 2014. The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of May 31, 2014, the Company had $34.0 million of investments in commercial paper and certificates of deposit with remaining maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The provision for income taxes decreased from $19.4 million (effective rate of 48.6%) for the year ended May 25, 2013 to $18.3 million (effective rate of 47.9%) for the year ended May 31, 2014. The effective tax rate decreased primarily as a result of expiring statutes of limitations in the Company’s FIN 48 reserves. In addition, the provision for taxes in each of fiscal 2014 and fiscal 2013 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The effective tax rate in both fiscal years disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.1 million and $2.3 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2014 and 2013, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

The Company has maintained a position of being indefinitely reinvested in its foreign subsidiaries’ earnings by not expecting to remit foreign earnings in the foreseeable future. Being indefinitely reinvested does not require a deferred tax liability to be recognized on the foreign earnings. Management’s indefinite reinvestment position is supported by:

1)	RGP in the United States has generated more than enough cash to fund operations and expansion, including acquisitions. RGP uses its excess cash to, at its discretion, return cash to shareholders through dividend payments and stock repurchases.

2)	RGP in the United States has no debt or any other current or known obligations that require cash to be remitted from foreign subsidiaries.

3)	Management’s growth objectives include allowing cash to accumulate in RGP’s profitable foreign subsidiaries with the expectation of finding strategic expansion plans to further penetrate RGP’s most successful locations.

4)	The consequences of distributing foreign earnings have historically been deemed to be tax inefficient for RGP or not materially beneficial.

Management determined during the fiscal year ended May 25, 2013 that it was a prudent time to make an exception to the indefinite reinvestment position and approved the payment of a one-time dividend from RGP Japan of $9.7 million and RGP Hong Kong of $3.9 million. The one-time exception is based upon opportunistic timing for a dividend distribution because of the favorable exchange rates between the United States and Japan for a tax beneficial result from both RGP Japan and RGP Hong Kong. After the one-time dividend, management’s intent and ability for indefinite reinvestment has continued for all entities, including RGP Japan and RGP Hong Kong.

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

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Year Ended			% of Total
	May 25,	May 26,	%	May 25,	May 26,
	2013	2012	Change	2013	2012
North America	$436,025	$430,584	1.3%	78.4%	75.3%
Europe	83,441	100,332	(16.8)%	15.0	17.6
Asia Pacific	36,868	40,847	(9.7)%	6.6	7.1

Total	$556,334	$571,763	(2.7)%	100.0%	100.0%

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

Sequential Operations. On a sequential quarter basis, fiscal 2013 fourth quarter revenues increased 1.6% to $140.2 million from $138.0 million, hours worked improved 0.8% and bill rates increased 0.8%. The improvement in hours worked is partially attributable to the lack of significant holidays in the United States in the fourth quarter versus the third quarter, which included the Christmas and New Year’s holidays. The direct cost of services percentage decreased from 62.9% in the third quarter to 61.1%. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter and the declining impact of payroll taxes as the calendar year progresses. S, G & A expenses increased $700,000 from the quarter ended February 23, 2013 to the quarter ended May 25, 2013, primarily as a result of increased marketing spend and severance expenses in certain European offices offset by reduced payroll related benefit costs. The leverage of S, G & A expenses was relatively flat at 30.1% in the third quarter of fiscal 2013 and 30.2% in the fourth quarter of fiscal 2013.

Employee Portion of Contingent Consideration Adjustment and Contingent Consideration Adjustment. At the conclusion of the second annual evaluation period for earn-out qualification as of November 26, 2012, the Company determined that it was more likely than not that the Sitrick Brincko Group would not exceed the target average EBITDA of $11.3 million necessary for an earn-out payment in November 2013 and reduced the fair value of the estimated liability from $33.4 million to zero, representing a non-cash favorable adjustment as reflected in the Company’s Consolidated Statement of Operations for the year ended May 26, 2012 ($20.4 million net of tax, including the employee portion adjustment discussed below). As of May 25, 2013, the Company had not altered its conclusion after updating its probability weighted assessment of various projected EBITDA scenarios for the remaining two quarters in the earn-out period. In addition, in fiscal 2012, the Company also reversed its previously recorded estimate of $500,000 for the employee portion of contingent consideration after determining that it was more likely than not that the earn-out contingent consideration would not be paid. As of May 25, 2013, the Company continued to believe it was more likely than not that no contingent consideration would be payable. Because the contingent consideration was not owed at the conclusion of the earn-out period, Mr. Brincko was entitled to receive a cash payment of $2,250,000, which was paid in the third quarter of fiscal 2014. As a result of the Company’s determination that it was more likely than not that the contingent consideration would not be earned, this amount was recognized as a component of S, G & A over the remaining service period from the time it was estimated that no contingent consideration would be due. The Company determined that the average annual EBITDA of Sitrick Brincko Group did not exceed the required $11.3 million as of November 23, 2013, the end of the four-year earn-out period, and so no contingent consideration was payable.

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

Income Taxes. The provision for income taxes decreased from $32.2 million (effective rate of 43.9%) for the year ended May 26, 2012 to $19.4 million (effective rate of 48.6%) for the year ended May 25, 2013. While the provision decreased because of lower pretax income, the effective tax rate increased as a consequence of the mix of international results. In addition, the provision for taxes in each of fiscal 2013 and fiscal 2012 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The effective tax rate in both fiscal years disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences andISOs. Based upon current economic circumstances, management will continue to monitor the need to record additional valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the foreign deferred tax assets is dependent upon generating sufficient future taxable income.

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

The Company has maintained a position of being indefinitely reinvested in its foreign subsidiaries’ earnings by not expecting to remit foreign earnings in the foreseeable future. Being indefinitely reinvested does not require a deferred tax liability to be recognized on the foreign earnings. Management’s indefinite reinvestment position is supported by:

1)	RGP in the United States has generated more than enough cash to fund operations and expansion, including acquisitions. RGP uses its excess cash to, at its discretion, return cash to shareholders through dividend payments and stock repurchases.

2)	RGP in the United States has no debt or any other current or known obligations that require cash to be remitted from foreign subsidiaries.

3)	Management’s growth objectives include allowing cash to accumulate in RGP’s profitable foreign subsidiaries with the expectation of finding strategic expansion plans to further penetrate RGP’s most successful locations.

4)	The consequences of distributing foreign earnings have historically been deemed to be tax inefficient for RGP or not materially beneficial.

Management determined during the fiscal year ended May 25, 2013 that it was a prudent time to make an exception to the indefinite reinvestment position and approved the payment of a one-time dividend from RGP Japan of $9.7 million and RGP Hong Kong of $3.9 million. The one-time exception is based upon opportunistic timing for a dividend distribution because of the favorable exchange rates between the United States and Japan for a tax beneficial result from both RGP Japan and RGP Hong Kong. After the one-time dividend, management’s intent and ability for indefinite reinvestment will continue for all entities, including RGP Japan and RGP Hong Kong.

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 31, 2014. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 31,	Feb. 22,	Nov. 23,	Aug. 24,	May 25,	Feb. 23,	Nov. 24,	Aug. 25,
	2014 (1)	2014	2013	2013	2013	2013	2012	2012
	(In thousands, except net income per common share)
Revenue	$156,783	$132,725	$145,969	$131,704	$140,184	$138,020	$141,197	$136,933
Direct cost of services, primarily payroll and related taxes for professional services employees	95,841	84,960	88,564	81,994	85,684	86,825	85,987	83,544

Gross margin	60,942	47,765	57,405	49,710	54,500	51,195	55,210	53,389
Selling, general and administrative expenses	46,194	41,604	43,121	41,612	42,325	41,591	42,342	42,060
Amortization of intangible assets	426	424	421	417	412	422	434	426
Depreciation expense	881	877	909	961	1,092	1,125	1,172	1,191

Income from operations	13,441	4,860	12,954	6,720	10,671	8,057	11,262	9,712
Interest income	(45)	(41)	(43)	(39)	(40)	(37)	(50)	(48)

Income before provision for income taxes	13,486	4,901	12,997	6,759	10,711	8,094	11,312	9,760
Provision for income taxes	6,627	2,622	5,902	3,106	5,396	3,601	5,448	4,928

Net income	$6,859	$2,279	$7,095	$3,653	$5,315	$4,493	$5,864	$4,832

Net income per common share(2):
Basic	$0.18	$0.06	$0.18	$0.09	$0.13	$0.11	$0.14	$0.12

Diluted	$0.18	$0.06	$0.18	$0.09	$0.13	$0.11	$0.14	$0.12

(1)	The quarter ended May 31, 2014 consists of fourteen weeks. All other quarters presented consist of thirteen weeks.
(2)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows annually from operations since inception, and we continued to do so during the year ended May 31, 2014. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

At May 31, 2014, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for property and equipment, expiring at various dates through August 2024. At May 31, 2014, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	Thereafter
	(Amounts in thousands)
Operating lease obligations	$44,038	$10,656	$17,203	$9,019	$7,160

Purchase obligations	$1,672	$777	$723	$172	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2014. As of May 31, 2014, the Company had approximately $1.5 million available under the terms of the Credit Agreement, as Bank of America has issued approximately $1.5 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 31, 2014, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $32.0 million in cash in fiscal 2014 compared to $35.0 million in fiscal 2013. Cash provided by operations in fiscal 2014 resulted from net income of $19.9 million and net favorable non-cash reconciling adjustments of $14.0 million (principally depreciation and amortization and stock-based compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were a net use of cash of $1.9 million; the primary driver of the use was the increase in the Company’s accounts receivable as of the end of the fiscal year because of higher weekly revenues as compared to the same period of the prior fiscal year. In fiscal 2013, cash provided by operations resulted from net income of $20.5 million and net favorable non-cash reconciling adjustments of $14.5 million (principally depreciation and amortization and stock-based compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were negligible. Stock-based compensation expense does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and was relatively the same between fiscal 2014 and fiscal 2013. In addition, non-cash depreciation and amortization fell in fiscal 2014 as certain assets were fully amortized in fiscal 2013.

Net cash used in investing activities was $12.7 million for fiscal 2014 compared to $5.2 million for fiscal 2013. Cash received from the redemption of short-term investments (primarily commercial paper), net of cash used to purchase short-term investments, resulted in a use of cash of $9.0 million in fiscal 2014 compared to $2.0 million in fiscal 2013; although interest rates remained relatively low in fiscal 2014, the Company invested in more short-term investments to try to secure a better return. The Company spent approximately $600,000 more on property and equipment in fiscal 2014 compared to fiscal 2013.

Net cash used in financing activities totaled $32.9 million for the year ended May 31, 2014, compared to $38.1 million for the year ended May 25, 2013. The Company received approximately $7.3 million in fiscal 2014 from the exercise of employee stock options and issuance of shares via the Company’s ESPP compared to $5.6 million in the prior fiscal year. However, the Company used less cash in fiscal 2014 ($29.6 million) to purchase approximately 2.2 million shares of our common stock as compared to $34.2 million to purchase 2.9 million shares of common stock in fiscal 2013. Payments for the Company’s dividend program increased from $9.5 million in fiscal 2013 to $10.6 million in fiscal 2014 as a result of the Company’s increase in fiscal 2014 of its quarterly dividend from $0.06 to $0.07 per common share.

The Company had $114.3 million in cash and cash equivalents and short-term investments at May 31, 2014. We anticipate that our current cash and the ongoing cash flows from operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Operating activities provided $35.0 million in cash in fiscal 2013 compared to $36.4 million in fiscal 2012. Cash provided by operations in fiscal 2013 resulted from net income of $20.5 million and net favorable non-cash reconciling adjustments of $14.5 million (principally depreciation and amortization and stock compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were negligible. In fiscal 2012, cash provided by operations resulted from net income of $41.1 million, net unfavorable non-cash reconciling adjustments of $3.1 million (principally depreciation and amortization, stock-based compensation expense and contingent consideration and related deferred tax impact) and by net negative balance sheet account changes, including working capital accounts, of $1.6 million. Operating cash flows between the two years are relatively similar as, absent the impact of the adjustments to contingent consideration and related deferred taxes in fiscal 2012, net income between the two years is virtually the same ($20.5 million in fiscal 2013 and $20.7 million in fiscal 2012). The adjustment to contingent consideration in fiscal 2012 was the result of the Company’s determination that it was more likely than not that no contingent consideration was payable in November 2013 related to the acquisition of Sitrick Brincko Group based on projected earn-out scenarios. Stock-based compensation expense does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and was relatively the same between fiscal 2013 and fiscal 2012. In addition, non-cash amortization fell in fiscal 2013 as certain assets were fully amortized in fiscal 2012.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 31, 2014.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 31, 2014, May 25, 2013 and May 26, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. At the end of fiscal 2014, we had approximately $114.3 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the year ended May 31, 2014, approximately 21.9% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 84% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 16% was comprised primarily of cash balances translated from Canadian Dollars, Japanese Yen, Euros, or Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive loss.

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

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resources Connection, Inc.

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and subsidiaries as of May 31, 2014 and May 25, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resources Connection, Inc. and subsidiaries as of May 31, 2014 and May 25, 2013, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated July 28, 2014 expressed an unqualified opinion on the effectiveness of Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Irvine, California

July 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resources Connection, Inc.

In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended May 26, 2012 presents fairly, in all material respects, the results of operations and cash flows of Resources Connection, Inc. and its subsidiaries for the year ended May 26, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Irvine, California

July 24, 2012

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	May 25, 2013
	(Amounts in thousands, except
	par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$80,291	$94,016
Short-term investments	33,986	24,996
Trade accounts receivable, net of allowance for doubtful accounts of $3,139 and $3,428 as of May 31, 2014 and May 25, 2013, respectively	90,334	84,194
Prepaid expenses and other current assets	4,876	4,594
Income taxes receivable	—	1,228
Deferred income taxes	7,975	8,149

Total current assets	217,462	217,177
Goodwill	175,427	174,275
Intangible assets, net	1,031	2,659
Property and equipment, net	23,158	21,087
Deferred income taxes	672	—
Other assets	2,328	2,442

Total assets	$420,078	$417,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,031	$15,722
Accrued salaries and related obligations	45,567	39,280
Other liabilities	7,577	6,331

Total current liabilities	67,175	61,333
Other long-term liabilities	7,142	3,980

Total liabilities	74,317	65,313

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 56,738 and 56,082 shares issued, and 38,158 and 39,705 shares outstanding as of May 31, 2014 and May 25, 2013, respectively	567	561
Additional paid-in capital	360,445	347,790
Accumulated other comprehensive loss	(2,573)	(3,958)
Retained earnings	298,830	290,549
Treasury stock at cost, 18,580 and 16,377 shares at May 31, 2014 and May 25, 2013, respectively	(311,508)	(282,615)

Total stockholders’ equity	345,761	352,327

Total liabilities and stockholders’ equity	$420,078	$417,640

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
	(Amounts in thousands, except per
	share amounts)
Revenue	$567,181	$556,334	$571,763
Direct cost of services, primarily payroll and related taxes for professional services employees	351,359	342,040	352,524

Gross margin	215,822	214,294	219,239
Selling, general and administrative expenses	172,531	168,318	170,992
Employee portion of contingent consideration	—	—	(500)
Contingent consideration adjustment	—	—	(33,440)
Amortization of intangible assets	1,688	1,694	3,364
Depreciation expense	3,628	4,580	5,731

Income from operations	37,975	39,702	73,092
Interest income	(168)	(175)	(252)

Income before provision for income taxes	38,143	39,877	73,344
Provision for income taxes	18,257	19,373	32,202

Net income	$19,886	$20,504	$41,142

Net income per common share:
Basic	$0.51	$0.50	$0.94

Diluted	$0.51	$0.50	$0.94

Weighted average common shares outstanding:
Basic	39,216	41,108	43,541

Diluted	39,307	41,151	43,599

Cash dividends declared per common share	$0.28	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$19,886	$20,504	$41,142
Foreign currency translation adjustment, net of tax	1,385	(2,068)	(5,332)

Total comprehensive income	$21,271	$18,436	$35,810

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
	(Amounts in thousands)
COMMON STOCK-SHARES:
Balance at beginning of period	56,082	55,476	55,021
Exercise of stock options	313	195	20
Issuance of restricted stock	5	—	5
Cancellation of shares	(10)	—	—
Issuance of common stock under Employee Stock Purchase Plan	348	411	430

Balance at end of period	56,738	56,082	55,476

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$561	$555	$550
Exercise of stock options	3	2	1
Issuance of common stock under Employee Stock Purchase Plan	3	4	4

Balance at end of period	$567	$561	$555

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$347,790	$335,791	$324,492
Exercise of stock options	3,813	1,665	192
Stock-based compensation expense related to share-based awards and employee stock purchases	6,519	7,188	7,520
Issuance of restricted stock	—	—	80
Issuance of restricted stock to members of board of directors	—	—	142
Tax shortfall from employee stock option plans	(1,125)	(762)	(782)
Issuance of common stock under Employee Stock Purchase Plan	3,448	3,908	4,147

Balance at end of period	$360,445	$347,790	$335,791

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(3,958)	$(1,890)	$3,442
Foreign currency translation adjustment, net of tax	1,385	(2,068)	(5,332)

Balance at end of period	$(2,573)	$(3,958)	$(1,890)

RETAINED EARNINGS:
Balance at beginning of period	$290,549	$280,650	$248,983
Cash dividends	(10,911)	(9,790)	(8,587)
Issuance of restricted stock to members of board of directors	(694)	(815)	(888)
Net income	19,886	20,504	41,142

Balance at end of period	$298,830	$290,549	$280,650

TREASURY STOCK-SHARES:
Balance at beginning of period	16,377	13,503	9,632
Issuance of restricted stock to members of board of directors	(29)	(35)	(38)
Cancellation of shares	(10)	—	—
Purchase of shares	2,242	2,909	3,909

Balance at end of period	18,580	16,377	13,503

TREASURY STOCK-COST:
Balance at beginning of period	$(282,615)	$(249,238)	$(204,741)
Issuance of restricted stock to members of board of directors	694	815	888
Purchase of shares	(29,587)	(34,192)	(45,385)

Balance at end of period	$(311,508)	$(282,615)	$(249,238)

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$19,886	$20,504	$41,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,316	6,274	9,095
Stock-based compensation expense related to share-based awards and employee stock purchases	6,519	7,188	7,742
Contingent consideration adjustment	—	—	(33,440)
Excess tax benefits from stock-based compensation	(35)	(18)	(238)
Loss on disposal of assets	65	116	478
Bad debt expense	300	—	—
Deferred income taxes	1,828	982	13,191
Changes in operating assets and liabilities:
Trade accounts receivable	(5,747)	37	525
Prepaid expenses and other current assets	(225)	548	(867)
Income taxes	845	(600)	1,844
Other assets	110	(64)	173
Accounts payable and accrued expenses	(1,496)	(973)	(2,140)
Accrued salaries and related obligations	6,097	429	(1,566)
Other liabilities	(1,445)	536	431

Net cash provided by operating activities	32,018	34,959	36,370

Cash flows from investing activities:
Redemption of short-term investments	73,000	61,000	36,500
Purchase of short-term investments	(81,990)	(63,005)	(54,242)
Purchase of property and equipment	(3,725)	(3,147)	(2,786)

Net cash used in investing activities	(12,715)	(5,152)	(20,528)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,816	1,667	193
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,451	3,912	4,151
Purchase of common stock	(29,587)	(34,192)	(45,385)
Cash dividends paid	(10,625)	(9,497)	(8,306)
Excess tax benefits from stock-based compensation	35	18	238

Net cash used in financing activities	(32,910)	(38,092)	(49,109)

Effect of exchange rate changes on cash	(118)	(2,823)	(1,233)

Net decrease in cash	(13,725)	(11,108)	(34,500)
Cash and cash equivalents at beginning of period	94,016	105,124	139,624

Cash and cash equivalents at end of period	$80,291	$94,016	$105,124

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“RGP” or the “Company”). The Company is organized around client service teams utilizing experienced professionals and provides consulting and business support services in the areas of accounting; finance; governance, risk and compliance; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory services. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. For fiscal years of 53 weeks, such as fiscal 2014, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks. Fiscal 2013 and 2012 consisted of 52 weeks each.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5% of revenue for each of the years ended May 31, 2014, May 25, 2013 and May 26, 2012. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. In addition, if applicable, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Operations. If the Company currently has a potential liability for contingent consideration, the computation of the fair value requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and related tax balances and, therefore, materially affect the Company’s future financial results and financial condition. As of May 31, 2014, the Company has no future obligation for contingent consideration.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $8.9 million, $10.1 million and $12.7 million for the years ended May 31, 2014, May 25, 2013 and May 26, 2012, respectively.

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

The following table summarizes the calculation of net income per share for the years ended May 31, 2014, May 25, 2013 and May 26, 2012 (in thousands, except per share amounts):

	2014	2013	2012
Net income	$19,886	$20,504	$41,142

Basic:
Weighted average shares	39,216	41,108	43,541
Diluted:
Weighted average shares	39,216	41,108	43,541
Potentially dilutive shares	91	43	58

Total dilutive shares	39,307	41,151	43,599

Net income per common share:
Basic	$0.51	$0.50	$0.94
Dilutive	$0.51	$0.50	$0.94
Anti-dilutive shares not included above	7,828	8,084	8,138

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Short-Term Investments

As of May 31, 2014 and May 25, 2013, $34.0 million and $25.0 million, respectively, of the Company’s investments in debt securities had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year in either fiscal year 2014 or 2013. The Company carries debt securities that it has the ability and positive intent to hold to maturity at amortized cost.

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 – Unobservable inputs.

The Company’s investments in commercial paper are measured using quoted prices in markets that are active (Level 2). There were no unrealized holding gains or losses as of May 31, 2014 and May 25, 2013. Short-term investments consist of the following (in thousands):

	As of May 31, 2014		As of May 25, 2013
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$33,986	$33,986	$24,996	$24,996

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients’ failure to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of the Company’s clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

			Currency
	Beginning	Charged to	Rate		Ending
	Balance	Operations	Changes	Write-offs	Balance
Years Ended:
May 26, 2012	$4,860	$—	$(14)	$(854)	$3,992
May 25, 2013	$3,992	$—	$(7)	$(557)	$3,428
May 31, 2014	$3,428	$300	$20	$(609)	$3,139

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

Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 31, 2014 and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 31, 2014. Other intangible assets with finite lives are subject to amortization and impairment reviews. No impairment was indicated as of May 31, 2014.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. The standard is effective for the Company beginning in fiscal 2018 with early adoption prohibited. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a material impact on its consolidated financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued new guidance regarding the criteria for reporting discontinued operations and enhancing disclosures in this area. Under the guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the guidance are effective for the Company for fiscal 2015. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued new guidance which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries. In March 2013, the FASB issued new guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer result in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

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

Per the Acquisition Agreements, contingent consideration was payable to the Sellers in a lump sum following the fourth anniversary of the acquisition only if the average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Sitrick Brincko Group exceeded $11.3 million. The Company determined that the average annual EBITDA of Sitrick Brincko Group did not exceed the required $11.3 million as of November 23, 2013, the end of the four-year earn-out period, and so no contingent consideration was payable to the Sellers.

Accounting rules for business combinations require that obligations that are contingently payable based upon the occurrence of one or more future events are to be estimated and recorded as a discounted liability on the Company’s balance sheet, even though the consideration is based on future events. As of November 28, 2009, the Company estimated the fair value of the obligation to pay contingent consideration based on a number of different scenarios and recorded an estimated, discounted liability of $57.8 million.

Over the next two fiscal years, that amount was reduced as the Company determined that the likelihood of payment diminished. The Company concluded during the year ended May 26, 2012 that it was more likely than not that the contingent consideration payment would not be made and reduced the then estimated fair value of the liability from $33.4 million to zero, representing a favorable non-cash adjustment reflected in the Company’s Consolidated Statement of Operations for the year ended May 26, 2012. In addition, under the terms of the Acquisition Agreements, up to 20% of the contingent consideration was payable to the employees of Sitrick Brincko Group at the end of the measurement period to the extent certain EBITDA growth targets were met. As a result of the Company’s determination that it was more likely than not that no contingent consideration would be earned as of November 2013, the Company reversed its previously recorded estimate of $500,000 (and related tax effect of approximately $200,000) for the employee portion of contingent consideration during the year ended May 26, 2012. On an after-tax basis, the fair value adjustment increased net income for the year ended May 26, 2012 by $20.4 million or $0.47 per share (including the impact of the employee portion of contingent consideration).

Since the contingent consideration was not payable at the conclusion of the earn-out period, Mr. Brincko was entitled to a cash payment of $2,250,000, which was paid in the third quarter of fiscal 2014. As of May 31, 2014, there are no amounts recorded for contingent consideration.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	May 31, 2014	May 25, 2013
Building and land	$14,050	$12,935
Computers, equipment and software	17,474	18,262
Leasehold improvements	20,768	20,943
Furniture	10,591	10,141

	62,883	62,281
Less accumulated depreciation and amortization	(39,725)	(41,194)

	$23,158	$21,087

5. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of May 31, 2014			As of May 25, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2-7 years)	$18,286	$(17,794)	$492	$17,978	$(16,710)	$1,268
Non-compete agreements (1-5 years)	3,232	(2,937)	295	3,226	(2,331)	895
Trade name and trademark (5 years)	1,341	(1,097)	244	1,341	(845)	496

Total	$22,859	$(21,828)	$1,031	$22,545	$(19,886)	$2,659

The following table summarizes amortization expense for the years ended May 31, 2014, May 25, 2013 and May 26, 2012 and the expected amount of intangible asset amortization expense (based on existing intangible assets) for the years ending May 30, 2015, May 28, 2016, May 27, 2017, May 26, 2018 and May 25, 2019 (in thousands):

	For the Years Ended
	2014	2013	2012
Amortization expense	$1,688	$1,694	$3,364

	Fiscal Years Ending
	2015	2016	2017	2018	2019
Expected amortization expense	$914	$12	$12	$12	$—

These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets primarily reflects the impact of currency fluctuations between fiscal 2014 and 2013 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 31, 2014	May 25, 2013
Goodwill, beginning of year	$174,275	$173,576
Impact of foreign currency exchange rate changes	1,152	699

Goodwill, end of period	$175,427	$174,275

6. Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 31,	May 25,	May 26,
	2014	2013	2012
Current
Federal	$13,722	$14,872	$13,877
State	3,011	2,969	3,408
Foreign	740	1,484	1,702

	17,473	19,325	18,987

Deferred
Federal	1,057	167	11,056
State	166	29	2,594
Foreign	(439)	(148)	(435)

	784	48	13,215

	$18,257	$19,373	$32,202

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 31,	May 25,	May 26,
	2014	2013	2012
Domestic	$43,843	$43,828	$76,115
Foreign	(5,700)	(3,951)	(2,771)

	$38,143	$39,877	$73,344

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 31,	May 25,	May 26,
	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.3	4.8	5.3
Non-U.S. rate adjustments	2.5	1.6	1.0
Stock options	0.8	1.2	0.8
Valuation allowance	3.6	4.1	1.9
Repatriation of foreign earnings	—	18.8	—
Foreign tax credits, net of valuation allowance	—	(19.4)	—
Permanent items, primarily meals and entertainment	1.4	1.5	0.8
FIN 48 adjustments	(1.8)	(0.1)	(0.4)
Other, net	1.1	1.1	(0.5)

Effective tax rate	47.9%	48.6%	43.9%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset consist of the following (in thousands):

	May 31,	May 25,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$1,654	$1,672
Accrued compensation	3,567	3,386
Accrued expenses	3,858	3,572
Stock options and restricted stock	15,668	15,043
Foreign tax credit	354	291
Net operating losses	16,043	14,276
Property and equipment	1,222	2,060
State taxes	212	226

Gross deferred tax asset	42,578	40,526
Valuation allowance	(16,719)	(14,779)

Gross deferred tax asset, net of valuation allowance	25,859	25,747

Deferred tax liabilities:
Goodwill and intangibles	(19,554)	(17,607)

Net deferred tax asset	$6,305	$8,140

The Company had an income tax payable of $750,000 and income tax receivable of $1.2 million as of May 31, 2014 and May 25, 2013, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options, restricted stock awards and shares issued under the Company’s ESPP reduced income taxes payable by $512,000 and $540,000 for the years ended May 31, 2014 and May 25, 2013, respectively.

The Company has foreign net operating loss carryforwards of $63.6 million and foreign tax credit carryforwards of $350,000. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
(in thousands)
Fiscal Years Ending:
2016	$1,100
2017	350
2018	750
2019	1,000
2020-2024	9,700
Unlimited	50,700

$63,600

The following table summarizes the activity in our valuation allowance accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	Ending
	Balance	Operations	Changes	Balance
Years Ended:
May 26, 2012	$12,500	$1,549	$(1,401)	$12,648
May 25, 2013	$12,648	$2,036	$95	$14,779
May 31, 2014	$14,779	$1,396	$544	$16,719

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $12.7 million from the Company’s foreign subsidiaries as of May 31, 2014 since these amounts are intended to be indefinitely reinvested in foreign operations. If the foreign subsidiaries earnings were to be distributed, management estimates that the income tax impact would be immaterial as the federal taxes would be offset with foreign tax credits.

Management determined during the fiscal year ended May 25, 2013 that it was a prudent time to make an exception to the indefinite reinvestment position and approved the payment of a one-time dividend from RGP Japan of $9.7 million and RGP Hong Kong of $3.9 million. The one-time exception is based upon opportunistic timing for a dividend distribution because of the favorable exchange rates between the U.S. and Japan for a tax beneficial result from both RGP Japan and RGP Hong Kong. After the one-time dividend, management’s intent and ability for indefinite reinvestment have and will continue for all entities, including RGP Japan and RGP Hong Kong.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 31,	May 25,
	2014	2013
Unrecognized tax benefits, beginning of year	$722	$744
Gross increases-tax positions in prior period	—	10
Gross decreases-tax positions in prior period	—	—
Gross increases-current period tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	(690)	(32)

Unrecognized tax benefits, end of year	$32	$722

As of May 31, 2014 and May 25, 2013, the Company’s total liability for unrecognized gross tax benefits was $32,000 and $722,000, respectively, which, if ultimately recognized would impact the effective tax rate in future periods. As of May 31, 2014 and May 25, 2013, the unrecognized tax benefit includes $0 and $402,000, respectively, which are long-term liabilities and $32,000 and $320,000, respectively, which are short-term liabilities due to closing statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal income taxes subject to examination for fiscal 2011 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2010 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2009 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the fiscal year is immaterial, as of May 31, 2014, the Company has provided $7,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

7. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 31,	May 25,
	2014	2013
Accrued salaries and related obligations	$17,241	$13,018
Accrued bonuses	14,196	12,451
Accrued vacation	14,130	13,811

	$45,567	$39,280

8. Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2014. As of May 31, 2014, the Company had approximately $1.5 million available under the terms of the Credit Agreement, as Bank of America has issued approximately $1.5 million of outstanding letters of credit in favor of third parties related to operating leases and guarantees. As of May 31, 2014, the Company was in compliance with all covenants included in the Credit Agreement.

9. Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 2%, 4% and 3% of revenue for the years ended May 31, 2014, May 25, 2013 and May 26, 2012, respectively.

10. Stockholders’ Equity

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in April 2011 (the “April 2011 program”) and set an aggregate dollar limit not to exceed $150 million. During the years ended May 31, 2014 and May 25, 2013, the Company purchased approximately 2.2 million and 2.9 million shares of its common stock, respectively, at an average price of $13.19 and $11.75 per share, respectively, on the open market for approximately $29.6 million and $34.2 million, respectively. As of May 31, 2014, approximately $43.0 million remains available for future repurchases of our common stock under the April 2011 program.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 31, 2014 and May 25, 2013, there were 38,158,000 and 39,705,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 31, 2014 and May 25, 2013.

11. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, in its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 31, 2014, May 25, 2013 and May 26, 2012, the Company contributed approximately $4.5 million, $4.2 million and $4.4 million, respectively, to the plan as Company matching contributions.

12. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 31,	May 25,	May 26,
	2014	2013	2012
Income taxes paid	$16,187	$19,785	$17,505

Non-cash investing and financing activities:
Dividends declared, not paid	$2,677	$2,391	$2,097
Capitalized leasehold improvements paid directly by landlord	1,934	—	—

	$4,611	$2,391	$2,097

13. Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 31, 2014, the Company had operating leases, expiring at various dates through August, 2024 primarily for office premises, and purchase obligations, primarily for fixed assets. At May 31, 2014, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

	Operating	Purchase
Years Ending:	Leases	Obligations
May 30, 2015	$10,656	$777
May 28, 2016	9,701	477
May 27, 2017	7,502	246
May 26, 2018	5,107	130
May 25, 2019	3,912	42
Thereafter	7,160	—

Total	$44,038	$1,672

Rent expense for the years ended May 31, 2014, May 25, 2013 and May 26, 2012 totaled $13.3 million, $14.9 million and $15.1 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company leases approximately 20,800 square feet of the approximately 56,200 square foot Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through fiscal 2018. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $372,000, $150,000, $88,000, $38,000 and $0 in fiscal 2015 through 2019, respectively.

Employment Agreements

The Company entered into an employment agreement in April 2013 with its president and chief executive officer, Anthony Cherbak. This agreement is for three years and commenced on May 28, 2013. The agreement automatically renews for additional one-year periods commencing May 28, 2015 unless the Company or Mr. Cherbak provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Mr. Cherbak with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, including with its current executive chairman and former chief executive officer, Donald Murray, the respective terms of which extend through July 31, 2014 (with the exception of Chief Operating Officer Tracy Stephens’ employment agreement which extends through July 31, 2016) but automatically renew for additional one year periods unless the Company or the named executive provides the other party written notice no later than 60 days prior to the then-current expiration date that the agreement will not be extended. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

14. Stock Based Compensation Plans

2004 Performance Incentive Plan

On October 15, 2004, the Company’s stockholders approved the Resources Connection, Inc. 2004 Performance Incentive Plan (the “Plan”). This Plan replaced the Company’s 1999 Long Term Incentive Plan (the “Prior Plan”). The Plan will terminate on September 3, 2014. After the termination, no additional awards may be granted under the Plan but previously granted awards will remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Plan. Under the terms of the Plan, the Company’s board of directors or one or more committees appointed by the board of directors will administer the Plan. The board of directors has delegated general administrative authority for the Plan to the Compensation Committee of the board of directors.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Plan equals the sum of: (1) 7,500,000 shares (after giving effect to the Company’s two-for-one stock split in March 2005 and the amendments to the Plan approved by stockholders at the Company’s 2008 and 2006 annual meetings of stockholders), plus (2) the number of shares available for award grant purposes under the Prior Plan as of October 15, 2004, plus (3) the number of any shares subject to stock options granted under the Prior Plan and outstanding as of October 15, 2004 which expire, or for any reason are cancelled or terminated, after that date without being exercised. As of May 31, 2014, 1,530,000 shares were available for award grant purposes under the Plan, subject to future increases as described in (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the Plan and the Prior Plan generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 34,632 and 34,622 shares of restricted stock during the fiscal years ended May 31, 2014 and May 25, 2013, respectively.

A summary of the share-based award activity under the Plan and the Prior Plan follows (amounts in thousands, except weighted average exercise price):

	Share-Based	Number of	Weighted	Weighted Average
	Awards	Shares	Average	Remaining	Aggregate
	Available for	Under	Exercise	Contractual Life	Intrinsic
	for Grant	Option	Price	(in years)	Value
Options outstanding at May 25, 2013	1,653	7,970	$19.60	4.91	$72
Granted, at fair market value	(1,305)	1,305	11.41
Restricted Stock (1)	(86)	—	—
Exercised	—	(313)	12.18
Forfeited (2)	215	(213)	13.12
Expired	1,053	(1,053)	17.80

Options outstanding at May 31, 2014	1,530	7,696	$18.93	5.21	$1,611

Exercisable at May 31, 2014		5,986	$20.70	4.29	$440

Vested and expected to vest at May 31, 2014 (3)		7,496	$19.12	5.11	$1,433

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the Plan.
(2)	Amounts represent both stock options and restricted share awards forfeited.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair values of all stock options granted in the years ended May 31, 2014, May 25, 2013 and May 26, 2012 were $11.41, $12.53 and $12.38 per share, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.40 as of May 30, 2014 (the last actual trading day of fiscal 2014), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 31, 2014, May 25, 2013 and May 26, 2012 was $347,000, $697,000 and $55,000, respectively. The total estimated fair value of stock options that vested during the years ended May 31, 2014, May 25, 2013 and May 26, 2012 was $5.5 million, $5.8 million and $6.5 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 31,	May 25,	May 26,
	2014	2013	2012
Income before income taxes	$(6,519)	$(7,188)	$(7,742)

Net income	$(4,424)	$(4,914)	$(5,343)

Net income per share:
Basic	$(0.11)	$(0.12)	$(0.12)

Diluted	$(0.11)	$(0.12)	$(0.12)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 31, 2014, May 25, 2013 and May 26, 2012 was $3.82, $4.31 and $4.63, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 31, 2014	May 25, 2013	May 26, 2012
Expected volatility	38.4% - 44.1%	45.1% - 46.9%	43.3% - 47.0%
Risk-free interest rate	1.1% - 1.8%	0.7% - 0.8%	0.9% - 1.9%
Expected dividends	2.0% - 2.2%	1.9% - 2.2%	1.1% - 1.9%
Expected life	5.3 - 7.5 years	5.2 - 7.5 years	5.2 - 7.2 years

As of May 31, 2014, there was $7.0 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 28 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 31, 2014, May 25, 2013 and May 26, 2012 was $6.5 million, $7.2 million and $7.7 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock.

Stock-based compensation expense in the tables above includes compensation for restricted shares of $406,000, $296,000 and $212,000 for the years ended May 31, 2014, May 25, 2013 and May 26, 2012, respectively. The Company granted 34,632, 34,622 and 43,351 shares of restricted stock for the years ended May 31, 2014, May 25, 2013 and May 26, 2012, respectively. There were 23,441 and 19,349 restricted shares that vested in fiscal 2014 and 2013, respectively. There were 84,379, 73,708 and 58,923 unvested restricted shares as of May 31, 2014, May 25, 2013 and May 26, 2012, respectively. At May 31, 2014, there was approximately $908,000 of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted-average period of 32 months.

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

The Company reflects, in its Consolidated Statements of Cash Flows, the tax savings resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 348,000, 411,000 and 430,000 shares of common stock pursuant to the ESPP for the years ended May 31, 2014, May 25, 2013 and May 26, 2012, respectively. There are 439,000 shares of common stock available for issuance under the ESPP as of May 31, 2014.

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

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 31,	May 25,	May 26,	May 31,	May 25,
	2014	2013	2012	2014	2013
United States	$442,784	$424,862	$416,489	$173,656	$171,939
The Netherlands	22,304	24,395	30,332	22,541	22,457
Other	102,093	107,077	124,942	3,419	3,625

Total	$567,181	$556,334	$571,763	$199,616	$198,021

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2014.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2014.

The Company’s independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014, as stated in their report which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Resources Connection, Inc.

We have audited Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Resources Connection, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Resources Connection, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Resources Connection, Inc. and subsidiaries as of and for the year ended May 31, 2014 and our report dated July 28, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Irvine, California

July 28, 2014

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our board of directors has adopted a code of business conduct and ethics that applies to our directors and employees, including our chief executive officer, chief financial officer and principal accounting officer and persons performing similar functions, as required by applicable rules of the SEC and NASDAQ Stock Market. The full text of our code of business conduct and ethics can be found on the investor relations page of our website at www.rgp.com. We intend to disclose any amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our directors and executive officers, including our chief executive officer, chief financial officer and principal accounting officer, or persons performing similar functions, by posting such information on the investor relations page of our website at www.rgp.com to the extent required by applicable SEC and NASDAQ rules.

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2014, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2014,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION — FISCAL 2014,” in each case, in the Company’s proxy statement related to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2014, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2014, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 31, 2014:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,696,472	(1)	$18.93	(2)	1,968,926	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,696,472		$18.93		1,968,926

(1)	This amount includes 7,696,472 shares of our common stock subject to stock options outstanding under our 2004 Performance Incentive Plan but does not include 84,379 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2004 Performance Incentive Plan.
(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards issued under our 2004 Performance Incentive Plan.
(3)	Consists of 439,313 shares available for issuance under the Company’s ESPP and 1,529,613 shares available for issuance under the Company’s 2004 Performance Incentive Plan. Shares available under the 2004 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2014, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2014 — FEES” in the proxy statement related to the Company’s 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2014,is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm – McGladrey LLP

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of May 31, 2014 and May 25, 2013

Consolidated Statements of Operations for each of the three years in the period ended May 31, 2014

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 31, 2014

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 31, 2014

Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2014

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and 6 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2	Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.3+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.4+	Letter Agreement, dated April 23, 2013, between Donald B. Murray and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of April 24, 2013).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number	Description of Document

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.9	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.10	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.11	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.12	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.13	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10. 15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.14	Amendment No. 4 to Loan Agreement, dated November 15, 2013, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2013).

10.15+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.17+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.18+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of April 24, 2013).

10.19+	Employment Agreement, dated July 30, 2013, between Resources Connection, Inc. and Tracy Stephens (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of August 1, 2013).

10.20+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.21+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm – McGladrey LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Rule 1350 Certification of Chief Executive Officer.

32.2**	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC .

By:	/ S / NATHAN W. FRANKE
Nathan W. Franke
Chief Financial Officer

Date: July 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/ s / ANTHONY CHERBAK	President, Chief Executive Officer	July 28, 2014
Anthony Cherbak	and Director (Principal Executive Officer)

/ s / NATHAN W. FRANKE	Chief Financial Officer and Executive Vice President (Principal Financial Officer and	July 28, 2014
Nathan W. Franke	Principal Accounting Officer)

/ s / SUSAN J. CRAWFORD		July 28, 2014
Susan J. Crawford	Director

/ s / NEIL DIMICK		July 28, 2014
Neil Dimick	Director

/ s / ROBERT KISTINGER		July 28, 2014
Robert Kistinger	Director

/ s / DONALD B. MURRAY	Executive Chairman and Director	July 28, 2014
Donald B. Murray

/ s / A. ROBERT PISANO
A. Robert Pisano	Director	July 28, 2014

/ s / ANNE SHIH		July 28, 2014
Anne Shih	Director

/ s / JOLENE SYKES SARKIS		July 28, 2014
Jolene Sykes Sarkis	Director

/ s / MICHAEL H. WARGOTZ		July 28, 2014
Michael H. Wargotz	Director

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement, dated as of October 29, 2009, by and among Resources Connection, Inc., Sitrick And Company, Michael S. Sitrick, Brincko Associates, Inc., and John P. Brincko (incorporated by reference to Exhibit 2.1 of Resources Connection Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

2.2	Goodwill Purchase Agreement, dated as of October 29, 2009, by and between Resources Connection, Inc. and Michael S. Sitrick (incorporated by reference to Exhibit 2.2 of Resources Connection, Inc.’s Current Report on Form 8-K, filed on October 29, 2009).

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.3+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.4+	Letter Agreement, dated April 23, 2013, between Donald B. Murray and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of April 24, 2013).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number	Description of Document

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.9	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.10	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.11	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.12	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.13	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.14	Amendment No. 4 to Loan Agreement, dated November 15, 2013, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2013).

10.15+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.17+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.18+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of April 24, 2013).

10.19+	Employment Agreement, dated July 30, 2013, between Resources Connection, Inc. and Tracy Stephens (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of August 1, 2013).

10.20+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.21+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm – McGladrey LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Rule 1350 Certification of Chief Executive Officer.

32.2**	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.