Form 10-Q
period 2014-08-30
RESOURCES CONNECTION INC
filed 2014-10-09
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2014

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

As of September 29, 2014, there were approximately 38,082,580 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 30, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$75,131	$80,291
Short-term investments	24,984	33,986
Trade accounts receivable, net of allowance for doubtful accounts of $3,551 and $3,139 as of August 30, 2014 and May 31, 2014, respectively	91,715	90,334
Prepaid expenses and other current assets	4,616	4,876
Deferred income taxes	7,971	7,975

Total current assets	204,417	217,462
Goodwill	174,656	175,427
Intangible assets, net	596	1,031
Property and equipment, net	22,626	23,158
Deferred income taxes	568	672
Other assets	2,285	2,328

Total assets	$405,148	$420,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,993	$14,031
Accrued salaries and related obligations	28,871	45,567
Other liabilities	9,455	7,577

Total current liabilities	52,319	67,175
Other long-term liabilities	6,670	7,142

Total liabilities	58,989	74,317

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 57,043 and 56,738 shares issued, and 38,080 and 38,158 shares outstanding as of August 30, 2014 and May 31, 2014, respectively	570	567
Additional paid-in capital	365,401	360,445
Accumulated other comprehensive loss	(3,799)	(2,573)
Retained earnings	301,179	298,830
Treasury stock at cost, 18,963 and 18,580 shares at August 30, 2014 and May 31, 2014, respectively	(317,192)	(311,508)

Total stockholders’ equity	346,159	345,761

Total liabilities and stockholders’ equity	$405,148	$420,078

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 30, 2014	August 24, 2013
Revenue	$143,447	$131,704
Direct cost of services, primarily payroll and related taxes for professional services employees	87,222	81,994

Gross margin	56,225	49,710
Selling, general and administrative expenses	44,279	41,612
Amortization of intangible assets	424	417
Depreciation expense	854	961

Income from operations	10,668	6,720
Interest income	(38)	(39)

Income before provision for income taxes	10,706	6,759
Provision for income taxes	5,311	3,106

Net income	$5,395	$3,653

Net income per common share:
Basic	$0.14	$0.09

Diluted	$0.14	$0.09

Weighted average common shares outstanding:
Basic	38,180	39,826

Diluted	38,335	39,844

Cash dividends declared per common share	$0.08	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 30, 2014	August 24, 2013
COMPREHENSIVE INCOME:
Net income	$5,395	$3,653
Foreign currency translation adjustment, net of tax	(1,226)	856

Total comprehensive income	$4,169	$4,509

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Three Months Ended
August 30, 2014
COMMON STOCK-SHARES:
Balance at beginning of period	56,738
Exercise of stock options	128
Issuance of restricted stock	6
Issuance of common stock under Employee Stock Purchase Plan	171

Balance at end of period	57,043

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$567
Exercise of stock options	1
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$570

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$360,445
Exercise of stock options	1,596
Stock-based compensation expense related to share-based awards and employee stock purchases	1,546
Tax shortfall from employee stock option plans	(84)
Issuance of common stock under Employee Stock Purchase Plan	1,898

Balance at end of period	$365,401

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(2,573)
Foreign currency translation adjustment, net of tax	(1,226)

Balance at end of period	$(3,799)

RETAINED EARNINGS:
Balance at beginning of period	$298,830
Cash dividends ($0.08 per share)	(3,046)
Net income	5,395

Balance at end of period	$301,179

TREASURY STOCK-SHARES:
Balance at beginning of period	18,580
Purchase of shares	383

Balance at end of period	18,963

TREASURY STOCK-COST:
Balance at beginning of period	$(311,508)
Purchase of shares	(5,684)

Balance at end of period	$(317,192)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 30, 2014	August 24, 2013
Cash flows from operating activities:
Net income	$5,395	$3,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,278	1,378
Stock-based compensation expense related to share-based awards and employee stock purchases	1,546	1,654
Excess tax benefits from stock-based compensation	(14)	(1)
Loss on disposal of assets	1	20
Deferred income taxes	(184)	(368)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,890)	3,225
Prepaid expenses and other current assets	271	(283)
Income taxes	1,781	1,488
Other assets	(12)	90
Accounts payable and accrued expenses	(484)	(1,096)
Accrued salaries and related obligations	(16,573)	(3,892)
Other liabilities	216	(541)

Net cash (used in) provided by operating activities	(8,669)	5,327

Cash flows from investing activities:
Redemption of short-term investments	24,000	25,000
Purchase of short-term investments	(14,998)	(24,987)
Purchase of property and equipment	(357)	(1,425)

Net cash provided by (used in) investing activities	8,645	(1,412)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,597	3,246
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,900	1,734
Purchase of common stock	(5,684)	(4,162)
Cash dividends paid	(2,686)	(2,391)
Excess tax benefits from stock-based compensation	14	1

Net cash used in financing activities	(4,859)	(1,572)

Effect of exchange rate changes on cash	(277)	45

Net (decrease) increase in cash	(5,160)	2,388
Cash and cash equivalents at beginning of period	80,291	94,016

Cash and cash equivalents at end of period	$75,131	$96,404

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 30, 2014 and August 24, 2013

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2015 and 2014 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 30, 2014 and August 24, 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2014 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.2 million and $2.0 million for the three months ended August 30, 2014 and August 24, 2013, respectively.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Three months ended August 30, 2014 and August 24, 2013

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2014	August 24, 2013
Net income	$5,395	$3,653

Basic:
Weighted average shares	38,180	39,826

Diluted:
Weighted average shares	38,180	39,826
Potentially dilutive shares	155	18

Total dilutive shares	38,335	39,844

Net income per common share:
Basic	$0.14	$0.09
Dilutive	$0.14	$0.09
Anti-dilutive shares not included above	8,025	8,736

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

See Note 7 — Stock-Based Compensation Plans for further information on stock-based compensation.

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

3. Intangible Assets and Goodwill

The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and range of estimated lives (in thousands):

	As of August 30, 2014			As of May 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-7 years)	$18,077	$(17,807)	$270	$18,286	$(17,794)	$492
Non-compete agreements (1-5 years)	3,224	(3,079)	145	3,232	(2,937)	295
Trade name and trademark (5 years)	1,341	(1,160)	181	1,341	(1,097)	244

Total	$22,642	$(22,046)	$596	$22,859	$(21,828)	$1,031

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Three months ended August 30, 2014 and August 24, 2013

The following table summarizes amortization expense for the three months ended August 30, 2014 and August 24, 2013 and the expected amount of intangible asset amortization expense (based on existing intangible assets account balances) for the fiscal years ending May 30, 2015, May 28, 2016, May 27, 2017, May 26, 2018 and May 25, 2019 (in thousands):

	Three Months Ended
	August 30, 2014	August 24, 2013
Amortization expense	$424	$417

	Fiscal Years Ending
	2015	2016	2017	2018	2019
Expected amortization expense	$903	$12	$12	$12	$—

The estimates of expected amortization expense do not incorporate the potential impact of future foreign currency fluctuations caused when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets as of August 30, 2014 as compared to May 31, 2014 reflects the impact of currency fluctuations between fiscal 2015 and 2014 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Three Months Ended
	August 30, 2014	August 24, 2013
Goodwill, beginning of year	$175,427	$174,275
Impact of foreign currency exchange rate changes	(771)	726

Goodwill, end of period	$174,656	$175,001

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Three months ended August 30, 2014 and August 24, 2013

4. Income Taxes

The Company’s provision for income taxes was $5.3 million (effective tax rate of approximately 50%) and $3.1 million (effective tax rate of approximately 46%) for the three months ended August 30, 2014 and August 24, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2015 and 2014 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The increase in the effective tax rate for the three months ended August 30, 2014 results from the increased foreign losses during the quarter without any tax benefit because of valuation allowances placed on the tax assets of the foreign subsidiaries. In addition, the period to period increase also results from the reversal of $350,000 of uncertain international tax accruals during the first quarter ended August 24, 2013.

In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $586,000 and $590,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2015 and 2014, respectively.

5. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 30, 2014, the Company purchased approximately 383,000 shares of its common stock at an average price of $14.84 per share on the open market for approximately $5.7 million. As of August 30, 2014, approximately $37.3 million remains available for future repurchases of the Company’s common stock under the stock repurchase program.

6. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Three Months Ended
	August 30, 2014	August 24, 2013
Non-cash financing activities:
Dividends declared, not paid	$3,046	$2,788

7. Stock-Based Compensation Plans

Stock Options and Restricted Stock

As of August 30, 2014, the Company had outstanding award grants under the 2004 Plan and the 1999 Long Term Incentive Plan (“1999 Plan”). The 2004 Plan serves as the successor to the 1999 Plan. At inception, a total of 7,500,000 new shares of common stock were made available for awards under the 2004 Plan to employees and non-employee directors. Awards under the 2004 Plan may include, but are not limited to, stock options and restricted stock grants. Outstanding awards under the 1999 Plan that expire or terminate without having been exercised roll over to the 2004 Plan. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Three months ended August 30, 2014 and August 24, 2013

The 2004 Plan and 1999 Plan (the “Prior Stock Plans”) expired on September 3, 2014. After the expiration, no additional awards may be granted under the Prior Stock Plans but previously granted awards will remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Prior Stock Plans. Our stockholders will vote at the 2014 Annual Meeting of Stockholders on October 23, 2014 on the Resources Connection, Inc. 2014 Performance Incentive Plan (the “2014 Plan”), which was adopted, subject to stockholder approval, by the Board of Directors on September 3, 2014. The key features of the 2014 Plan include: 1) 2,400,000 shares will be available for award grant purposes; 2) outstanding awards under the Prior Stock Plans that expire or terminate without having been exercised will roll over to the 2014 Plan; 3) repricing of options cannot occur without shareholder approval; 4) shares surrendered, expired, or returned to the Company solely to satisfy the exercise price or tax withholding obligations for stock options cannot be reissued; and 5) net share counting is not allowed for options or dividend equivalent rights.

As of August 30, 2014, there were 184,000 shares that potentially could rollover to the 2014 Plan as available for future award grants if shareholders approve the 2014 Plan. Awards of restricted stock under the 2014 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options. The following table summarizes the stock option activity for the three months ended August 30, 2014 (number of shares under option and intrinsic value in thousands):

	Number of	Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual Life	Intrinsic
	Option	Price	(in years)	Value
Options outstanding at May 31, 2014	7,696	$18.93	5.21	$1,611
Granted, at fair market value	1,387	12.22
Exercised	(128)	12.44
Forfeited	(32)	12.53
Expired	(24)	20.03

Options outstanding at August 30, 2014	8,899	$18.00	5.66	$12,216

Exercisable at August 30, 2014	5,846	$20.87	3.99	$2,902

Vested and expected to vest at August 30, 2014	8,420	$18.34	5.45	$10,679

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2015 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 30, 2014. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 30, 2014 and August 24, 2013 was $347,000 and $289,000, respectively.

Stock-Based Compensation Expense

As of August 30, 2014, there was $11.1 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 35 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended August 30, 2014 and August 24, 2013 was $1.5 million and $1.7 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. There were no capitalized share-based compensation costs during the three months ended August 30, 2014 and August 24, 2013.

The weighted average estimated fair value per share of employee stock options granted during the three months ended August 30, 2014 was $3.87 using the Black-Scholes valuation model with the following assumptions:

For the Three Months Ended
August 30, 2014
Expected volatility	37.7% - 42.1%
Risk-free interest rate	1.7% - 2.2%
Expected dividends	2.1%
Expected life	5.5 - 7.5 years

The Company granted 6,314 and 5,141 shares of restricted stock during the three months ended August 30, 2014 and August 24, 2013, respectively. Stock-based compensation expense for restricted stock awards for the three months ended August 30, 2014 and August 24, 2013 was $123,000 and $85,000, respectively. There were 85,907 unvested restricted shares, with approximately $860,000 of remaining unrecognized compensation cost, as of August 30, 2014.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Three months ended August 30, 2014 and August 24, 2013

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $14,000 and $1,000 for the three months ended August 30, 2014 and August 24, 2013, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. A total of 4,400,000 shares of common stock may be issued under the ESPP. The Company issued 171,000 and 348,000 shares of common stock pursuant to the ESPP for the three months ended August 30, 2014 and the year ended May 31, 2014, respectively. There were 268,000 shares of common stock available for issuance under the ESPP as of August 30, 2014.

At the 2014 Annual Meeting of Stockholders on October 23, 2014, stockholders will be asked to approve an amendment to the ESPP to extend the term of the ESPP through October 16, 2024, and increase the maximum number of shares of the Company’s common stock authorized for issuance under the plan by an additional 1,500,000 shares. The amendment was adopted, subject to stockholder approval, by the Board of Directors on September 3, 2014.

8. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K for the fiscal year ended May 31, 2014. Summarized information regarding the Company’s domestic and international operations is shown in the following table (in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 30, 2014	August 24, 2013	August 30, 2014	May 31, 2014
United States	$115,836	$102,194	$173,081	$173,656
The Netherlands	4,294	5,767	21,543	22,541
Other	23,317	23,743	3,254	3,419

Total	$143,447	$131,704	$197,878	$199,616

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

9. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Recent Accounting Pronouncements

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Three months ended August 30, 2014 and August 24, 2013

Accounting for Shared-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued new guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. Currently the Company does not have performance based awards and thus does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. The standard is effective for the Company beginning in fiscal 2018 with early adoption prohibited. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a material impact on its consolidated financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A.- Risk Factors below and in our Annual Report on Form 10-K for the year ended May 31, 2014 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global Professionals (“RGP”) is a multinational consulting firm that provides consulting and business initiative support services to its global client base in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory services. We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the new revenue recognition pronouncement; and remediation support;

•	Information management services including strategy development; program and project management; business and technology integration; data strategy, including data security and privacy; and business performance management;

•	Corporate advisory, strategic communications and restructuring services;

•	Corporate governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and IT audits;

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Conflict Minerals and Unique Device Identification compliance;

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations; and

•	Legal and regulatory services with projects, secondments or major events needs including commercial transactions; compliance initiatives; law department operations and business strategy; and litigation support.

We were founded in June 1996 by a team at Deloitte, led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multinational capabilities, and during fiscal 2013, we redesigned our logo and adopted the acronym RGP for branding and marketing purposes.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of August 30, 2014, we served clients from offices in 20 countries, including 24 international offices and 45 offices in the United States.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 31, 2014, except that we have discontinued the disclosures related to contingent consideration as we currently have no obligations related to contingent purchase price consideration.

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

Stock-based compensation — Under our 2004 Performance Incentive Plan, officers, employees, and outside directors have received grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our Employee Stock Purchase Plan (“ESPP”), eligible officers and employees may purchase our common stock in accordance with the terms of the plan.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.08 per share for the first quarter of fiscal 2015 and $0.07 per share for each quarter of fiscal 2014) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly declaration by our board of directors. The Company’s historical expected life of stock option grants is 5.5 years for non-officers and 7.5 years for officers. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended
	August 30, 2014	August 24, 2013
	(Amounts in thousands)
Revenue	$143,447	$131,704
Direct cost of services	87,222	81,994

Gross margin	56,225	49,710
Selling, general and administrative expenses	44,279	41,612
Amortization of intangible assets	424	417
Depreciation expense	854	961

Income from operations	10,668	6,720
Interest income	(38)	(39)

Income before provision for income taxes	10,706	6,759
Provision for income taxes	5,311	3,106

Net income	$5,395	$3,653

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

	Three Months Ended
	August 30, 2014	August 24, 2013
	(Amounts in thousands)
Net income	$5,395	$3,653
Adjustments:
Amortization of intangible assets	424	417
Depreciation expense	854	961
Interest income	(38)	(39)
Provision for income taxes	5,311	3,106

EBITDA	11,946	8,098
Stock-based compensation expense	1,546	1,654

Adjusted EBITDA	$13,492	$9,752

Revenue	$143,447	$131,704

Adjusted EBITDA Margin	9.4%	7.4%

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

Three Months Ended August 30, 2014 Compared to Three Months Ended August 24, 2013

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $11.7 million, or 8.9%, to $143.4 million for the three months ended August 30, 2014 from $131.7 million for the three months ended August 24, 2013. We deliver our services to clients in a similar fashion across the globe; however, in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014, revenue increased in North America by 13.3% and Asia Pacific by 1.5% but declined in Europe by 12.9%. In light of continuing global economic uncertainty, we believe that our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in certain European markets.

The number of hours worked in the first quarter of fiscal 2015 increased approximately 11.3% compared with the prior year first quarter while average bill rates were down 2.4%. Average bill rates (as well as pay rates) were partially impacted this quarter by the commencement of a significant client engagement in the Philippines where bill/pay rates are lower than most metropolitan areas. The number of consultants on assignment as of August 30, 2014 was 2,434 compared to 2,237 consultants engaged as of August 24, 2013.

We operated 69 (24 abroad) and 73 (26 abroad) offices as of August 30, 2014 and August 24, 2013, respectively; the decrease quarter-over-quarter is a result of consolidating certain offices. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (amounts in thousands):

	Revenue for the
	Three Months Ended			% of Total
	August 30,	August 24,		August 30,	August 24,
	2014	2013	% Change	2014	2013
North America	$118,511	$104,621	13.3%	82.6%	79.4%
Europe	15,500	17,791	(12.9)%	10.8	13.5
Asia Pacific	9,436	9,292	1.5%	6.6	7.1

Total	$143,447	$131,704	8.9%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies of our non-United States based operations, our revenue can be impacted. Using the comparable first quarter fiscal 2014 conversion rates, international revenues would have been lower than reported under GAAP by $466,000 in the first quarter of fiscal 2015.

Direct Cost of Services. Direct cost of services increased $5.2 million, or 6.3%, to $87.2 million for the three months ended August 30, 2014 from $82.0 million for the three months ended August 24, 2013. The increase in the amount of direct cost of services was attributable to an 11.3% increase in the number of hours worked in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014, partially offset by a 3.1% decrease in the average pay rate per hour between the two quarters. The direct cost of services percentage of revenue was 60.8% and 62.3% for the three months ended August 30, 2014 and August 24, 2013, respectively. The decrease in the direct cost of services percentage of revenue between the quarters resulted primarily from one paid holiday in the first quarter of fiscal 2015 compared to two paid holidays in the first quarter of fiscal 2014, a favorable change in the bill rate/pay rate ratio in the first quarter of fiscal 2015 and lower healthcare costs.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 30.9% and 31.6% for the quarters ended August 30, 2014 and August 24, 2013, respectively. S, G & A increased to $44.3 million for the first quarter of fiscal 2015 from $41.6 million for the same period in the prior year. The increase in S, G & A was primarily attributable to an increase in marketing costs, including a global client service meeting in June, headcount additions in offices experiencing growth and severance charges of $700,000 related to our European operations.

Management and administrative headcount increased from 712 at the end of the first quarter of fiscal 2014 to 731 at the end of the first quarter of fiscal 2015.

Sequential Operations. On a sequential quarter basis, fiscal 2015 first quarter revenues decreased approximately 8.5%, from $156.8 million to $143.4 million, primarily attributable to a decrease in billable hours between the two periods. Billable hours worked decreased 7.1%, while bill rates were down 1.6%. The decrease in hours worked is primarily attributable to the 14 weeks of activity in the fourth quarter of fiscal 2014 as compared to the 13 weeks of activity in the first quarter of fiscal 2015. Excluding the 14th week of revenues, the decrease in total revenue on a sequential quarter basis was 2.4%. Revenue during the extra week was approximately $9.8 million, including the Memorial Day holiday. The Company’s sequential revenue decreased in North America (7.1%), Europe (18.4%) and Asia Pacific (6.9%). The direct cost of services percentage of revenue increased from 61.1% in the fourth quarter of fiscal 2014 to 60.8% in the first quarter of fiscal 2015. The improvement in the first quarter of fiscal 2015 was primarily the result of decreasing amounts of employer payroll taxes as the calendar year progresses and an improvement in the bill rate/pay rate ratio. In addition, the fourth quarter direct cost of services included approximately $331,000 related to the European headcount reductions that affected consultants; there were no consultant severance costs that affected direct cost of services in the first quarter of fiscal 2015. The ratio of S, G & A to revenue increased from 29.5% for the quarter ended May 31, 2014 to 30.9% for the quarter ended August 30, 2014, due to reduced leverage as a result of lower revenue in the first quarter of fiscal 2015. Total S, G & A spending decreased primarily due to 13 weeks of activity in the first quarter of fiscal 2015 as compared to 14 weeks in the fourth quarter of fiscal 2014 and approximately $900,000 less in severance related expenses.

Amortization and Depreciation Expense. Amortization of intangible assets was relatively flat at $424,000 for the three months ended August 30, 2014 compared to $417,000 for the three months ended August 24, 2013. The slight change is the result of exchange rate fluctuations related to amortization of intangible assets denominated in a foreign currency. Based upon identified intangible assets recorded at August 30, 2014, the Company anticipates amortization expense related to identified intangible assets to be approximately $407,000 during the quarter ending November 29, 2014; the amount may fluctuate depending upon foreign currency translation rates in effect during the quarter.

Depreciation expense was $854,000 for the three months ended August 30, 2014 compared to $961,000 for the three months ended August 24, 2013. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2014 and the Company reduced the amount invested in new property and equipment purchases in recent years.

Interest Income. Interest income was $38,000 in the first quarter of fiscal 2015 compared to $39,000 in the first quarter of fiscal 2014.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of August 30, 2014, the Company also has $25.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $5.3 million (effective tax rate of approximately 50%) and $3.1 million (effective tax rate of approximately 46%) for the three months ended August 30, 2014 and August 24, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2015 and 2014 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises impact the Company’s effective tax rate. The period to period increase in the effective tax rate resulted primarily from the increased foreign losses, including severance charges, without any tax benefit because of the valuation allowances. In addition, the period to period increase also results from the reversal of $350,000 of uncertain international tax accruals during the first quarter ended August 24, 2013.

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

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $586,000 and $590,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first quarter of fiscal 2015 and 2014, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

As of August 30, 2014, the Company had $100.1 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2014. The Company currently intends to renew the agreement following its expiration. As of August 30, 2014, the Company had approximately $1.6 million available for borrowing under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.4 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees.

Operating activities used $8.7 million in cash for the three months ended August 30, 2014 compared to being a source of cash of $5.3 million for the three months ended August 24, 2013. Cash used in operations in the first three months of fiscal 2015 resulted from net income of $5.4 million and non-cash items of $2.6 million, offset by net unfavorable changes in operating assets and liabilities of $16.7 million. In the first three months of fiscal 2014, cash provided by operations resulted from net income of $3.7 million and non-cash items of $2.6 million, offset by net unfavorable changes in operating assets and liabilities of $1.0 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods as certain property and equipment was fully depreciated by the end of fiscal 2014) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset/liability change between the two periods was the change in accrued salaries and related obligations as of August 30, 2014 compared to the May 31, 2014 balances versus the change in the same classifications in the previous year. This is primarily the result of the change in timing of bi-weekly compensation when the fourth quarter of fiscal 2014 contained the extra fourteenth week and an increase in payments under the Company’s bonus incentive plan.

Net cash provided by investing activities was $8.6 million for the first three months of fiscal 2015, while net cash used in investing activities was $1.4 million in the comparable prior year period. Cash used in purchases of short-term investments (primarily commercial paper) was less than cash received from redemption of short-term investments in the first three months of fiscal 2015 by approximately $9.0 million; the amount of investments and purchases were equal in the first three months of fiscal 2014. Purchases of property and equipment decreased approximately $1.0 million between the two periods.

Net cash used in financing activities totaled $4.9 million for the three months ended August 30, 2014, compared to $1.6 million for the three months ended August 24, 2013. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $1.5 million less in fiscal 2015 compared to the same period in fiscal 2014. In addition, the Company used approximately $1.5 million more on purchases of its common stock in fiscal 2015 as compared to fiscal 2014. The Company used $5.7 million in the first three months of fiscal 2015 to purchase approximately 383,000 shares of its common stock on the open market versus $4.2 million in the first three months of the prior fiscal year to purchase approximately 312,000 shares of its common stock. The Company also paid dividends on its common stock of $2.7 million in the first three months of fiscal 2015, approximately $300,000 higher than the year before; this change is due to the increase in the Company’s dividend rate to $0.07 per common share in fiscal 2014 (final payment at that rate made in first quarter of fiscal 2015), as compared to $0.06 per common share in the previous quarters of fiscal 2013. The Company’s board of directors declared a quarterly cash dividend of $0.08 per common share on August 5, 2014. The dividend of approximately $3.0 million, paid on September 25, 2014, is accrued in the Company’s Consolidated Balance Sheet as of August 30, 2014.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of August 30, 2014, we had $100.1 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended August 30, 2014, approximately 19% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 85% of our balances of cash, cash equivalents and short-term investments as of August 30, 2014 were denominated in United States dollars. The remaining 15% was comprised primarily of cash balances translated from Canadian Dollars, Japanese Yen, Euros and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 30, 2014. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, which was filed with the Securities and Exchange Commission on July 28, 2014. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Since the first quarter of fiscal 2010, we have had difficulty sustaining consistent revenue growth either quarter-over-quarter or in sequential quarters. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. A significant portion of our options outstanding are priced at more than the current per share market value of our stock, limiting the past several years of option grants as a significant incentive to retain employees. In addition, the current Performance Incentive Plan (the “Plan”) expired on September 3, 2014. After the termination, no additional awards may be granted under the Plan but previously granted awards will remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Plan. Our stockholders will vote at the 2014 Annual Meeting of Stockholders on October 23, 2014 on the Resources Connection, Inc. 2014 Performance Incentive Plan (the “2014 Plan”), which was adopted, subject to stockholder approval, by the Board of Directors on September 3, 2014, and provides for additional shares to be available for award grant purposes. In the event that the 2014 Plan is not approved by our stockholders, our ability to use equity compensation as an incentive to attract and retain employees will cease.

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	availability of consultants with the requisite skills in demand by clients;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	changes in the estimates of contingent consideration;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, which occurred during the fiscal year ended May 31, 2014 and next occurs during the fiscal year ending May 30, 2020.

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

The table below provides information regarding our stock repurchases made during the first quarter of fiscal 2015 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
June 1, 2014 — June 28, 2014	55,000	$12.46	55,000	$42,305,039
June 29, 2014 — July 26, 2014	27,932	$15.06	27,932	41,884,306
July 27, 2014 — August 30, 2014	300,100	$15.26	300,100	37,306,136

Total June 1, 2014 — August 30, 2014	383,032	$14.84	383,032	$37,306,136

ITEM 6.	EXHIBITS.

The exhibits listed in the Exhibit Index (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 9, 2014	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: October 9, 2014	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.