Form 10-Q
period 2014-11-29
RESOURCES CONNECTION INC
filed 2015-01-08
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2014

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

As of December 29, 2014, there were approximately 37,645,372 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 29, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,260	$80,291
Short-term investments	29,997	33,986
Trade accounts receivable, net of allowance for doubtful accounts of $3,761 and $3,139 as of November 29, 2014 and May 31, 2014, respectively	97,403	90,334
Prepaid expenses and other current assets	4,341	4,876
Income taxes receivable	985	—
Deferred income taxes	7,908	7,975

Total current assets	213,894	217,462
Goodwill	173,400	175,427
Intangible assets, net	183	1,031
Property and equipment, net	22,258	23,158
Deferred income taxes	540	672
Other assets	2,220	2,328

Total assets	$412,495	$420,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,319	$14,031
Accrued salaries and related obligations	41,672	45,567
Other liabilities	6,807	7,577

Total current liabilities	62,798	67,175
Other long-term liabilities	6,472	7,142

Total liabilities	69,270	74,317

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 57,128 and 56,738 shares issued, and 37,642 and 38,158 shares outstanding as of November 29, 2014 and May 31, 2014, respectively	571	567
Additional paid-in capital	367,849	360,445
Accumulated other comprehensive loss	(6,580)	(2,573)
Retained earnings	306,184	298,830
Treasury stock at cost, 19,486 and 18,580 shares at November 29, 2014 and May 31, 2014, respectively	(324,799)	(311,508)

Total stockholders’ equity	343,225	345,761

Total liabilities and stockholders’ equity	$412,495	$420,078

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 29, 2014	November 23, 2013	November 29, 2014	November 23, 2013
Revenue	$151,496	$145,969	$294,943	$277,673
Direct cost of services, primarily payroll and related taxes for professional services employees	92,061	88,564	179,283	170,558

Gross margin	59,435	57,405	115,660	107,115
Selling, general and administrative expenses	43,576	43,121	87,855	84,733
Amortization of intangible assets	402	421	826	838
Depreciation expense	849	909	1,703	1,870

Income from operations	14,608	12,954	25,276	19,674
Interest income	(39)	(43)	(77)	(82)

Income before provision for income taxes	14,647	12,997	25,353	19,756
Provision for income taxes	6,631	5,902	11,942	9,008

Net income	$8,016	$7,095	$13,411	$10,748

Net income per common share:
Basic	$0.21	$0.18	$0.35	$0.27

Diluted	$0.21	$0.18	$0.35	$0.27

Weighted average common shares outstanding:
Basic	37,910	39,481	38,045	39,653

Diluted	38,278	39,555	38,306	39,700

Cash dividends declared per common share	$0.08	$0.07	$0.16	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 29, 2014	November 23, 2013	November 29, 2014	November 23, 2013
COMPREHENSIVE INCOME:
Net income	$8,016	$7,095	$13,411	$10,748
Foreign currency translation adjustment, net of tax	(2,781)	385	(4,007)	1,241

Total comprehensive income	$5,235	$7,480	$9,404	$11,989

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Six Months Ended
November 29, 2014
COMMON STOCK-SHARES:
Balance at beginning of period	56,738
Exercise of stock options	214
Issuance of restricted stock	6
Cancellation of shares	(1)
Issuance of common stock under Employee Stock Purchase Plan	171

Balance at end of period	57,128

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$567
Exercise of stock options	2
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$571

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$360,445
Exercise of stock options	2,734
Stock-based compensation expense related to share-based awards and employee stock purchases	3,104
Tax shortfall from employee stock option plans	(332)
Issuance of common stock under Employee Stock Purchase Plan	1,898

Balance at end of period	$367,849

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(2,573)
Foreign currency translation adjustment, net of tax	(4,007)

Balance at end of period	$(6,580)

RETAINED EARNINGS:
Balance at beginning of period	$298,830
Cash dividends ($0.16 per share)	(6,057)
Net income	13,411

Balance at end of period	$306,184

TREASURY STOCK-SHARES:
Balance at beginning of period	18,580
Purchase of shares	906

Balance at end of period	19,486

TREASURY STOCK-COST:
Balance at beginning of period	$(311,508)
Purchase of shares	(13,291)

Balance at end of period	$(324,799)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 29, 2014	November 23, 2013
Cash flows from operating activities:
Net income	$13,411	$10,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,529	2,708
Stock-based compensation expense related to share-based awards and employee stock purchases	3,104	3,278
Excess tax benefits from stock-based compensation	(17)	(8)
Loss on disposal of assets	1	63
Bad debt expense	212	—
Deferred income taxes	1,540	(618)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,041)	(8,347)
Prepaid expenses and other current assets	465	117
Income taxes	(2,025)	2,090
Other assets	35	124
Accounts payable and accrued expenses	385	356
Accrued salaries and related obligations	(3,399)	(1,640)
Other liabilities	(1,536)	(450)

Net cash provided by operating activities	5,664	8,421

Cash flows from investing activities:
Redemption of short-term investments	29,000	40,000
Purchase of short-term investments	(25,011)	(47,979)
Purchase of property and equipment	(995)	(2,653)

Net cash provided by (used in) investing activities	2,994	(10,632)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,736	3,293
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,900	1,734
Purchase of common stock	(13,291)	(14,247)
Cash dividends paid	(5,732)	(5,180)
Excess tax benefits from stock-based compensation	17	8

Net cash used in financing activities	(14,370)	(14,392)

Effect of exchange rate changes on cash	(1,319)	64

Net decrease in cash	(7,031)	(16,539)
Cash and cash equivalents at beginning of period	80,291	94,016

Cash and cash equivalents at end of period	$73,260	$77,477

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 29, 2014 and November 23, 2013

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2015 and 2014 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 29, 2014 and November 23, 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2014 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.0 million and $2.2 million for the three months ended November 29, 2014 and November 23, 2013, respectively, and $5.2 million and $4.2 million for the six months ended November 29, 2014 and November 23, 2013, respectively.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three and six months ended November 29, 2014 and November 23, 2013

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 29, 2014	November 23, 2013	November 29, 2014	November 23, 2013
Net income	$8,016	$7,095	$13,411	$10,748

Basic:
Weighted average shares	37,910	39,481	38,045	39,653

Diluted:
Weighted average shares	37,910	39,481	38,045	39,653
Potentially dilutive shares	368	74	261	47

Total dilutive shares	38,278	39,555	38,306	39,700

Net income per common share:
Basic	$0.21	$0.18	$0.35	$0.27
Dilutive	$0.21	$0.18	$0.35	$0.27
Anti-dilutive shares not included above	6,101	7,986	7,063	8,361

Stock-Based Compensation

The Company recognizes compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock grants and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock option awards vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2014 Performance Incentive Plan (“2014 Plan”). The Company determines the estimated value of stock option awards using the Black-Scholes valuation model. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options and restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

See Note 7 — Stock-Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three and six months ended November 29, 2014 and November 23, 2013

3. Intangible Assets and Goodwill

The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and range of estimated lives (amounts in thousands):

	As of November 29, 2014			As of May 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-7 years)	$17,743	$(17,683)	$60	$18,286	$(17,794)	$492
Non-compete agreements (1-5 years)	3,212	(3,212)	—	3,232	(2,937)	295
Trade name and trademark (5 years)	1,341	(1,218)	123	1,341	(1,097)	244

Total	$22,296	$(22,113)	$183	$22,859	$(21,828)	$1,031

The following table summarizes amortization expense for the three and six months ended November 29, 2014 and November 23, 2013 and the expected amount of intangible asset amortization expense (based on existing intangible assets account balances) for the fiscal years ending May 30, 2015, May 28, 2016, May 27, 2017, May 26, 2018 and May 25, 2019 (amounts in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2014	November 23, 2013	November 29, 2014	November 23, 2013
Amortization expense	$402	$421	$826	$838

	Fiscal Years Ending
	2015	2016	2017	2018	2019
Expected amortization expense	$892	$12	$12	$12	$—

The estimates of expected amortization expense do not incorporate the potential impact of future foreign currency fluctuations caused when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets as of November 29, 2014 as compared to May 31, 2014 reflects the impact of currency fluctuations between fiscal 2015 and 2014 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Six Months Ended
	November 29, 2014	November 23, 2013
Goodwill, beginning of year	$175,427	$174,275
Impact of foreign currency exchange rate changes	(2,027)	959

Goodwill, end of period	$173,400	$175,234

4. Income Taxes

The Company’s provision for income taxes was $6.6 million (effective tax rate of approximately 45%) and $5.9 million (effective tax rate of approximately 45%) for the three months ended November 29, 2014 and November 23, 2013, respectively, and $11.9 million (effective rate of approximately 47%) and $9.0 million (effective rate of approximately 46%) for the six months ended November 29, 2014 and November 23, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter of fiscal 2015 and 2014 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. While the three month period over period effective tax rate is the same, the prior period benefited from the reversal of

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three and six months ended November 29, 2014 and November 23, 2013

$300,000 of uncertain international tax accruals. The current period benefited from both an increase in U.S. income and a decrease in foreign losses without any tax benefit because of the valuation allowances placed on the tax assets of the Company’s foreign subsidiaries. During the six months ended November 23, 2013, the effective tax rate benefited from the reversal of $650,000 of uncertain international tax accruals; there was no benefit from uncertain international tax accruals adjustments recognized in fiscal 2015. The effective tax rate for the six months ended November 29, 2014 benefited from improved U.S. results.

In addition, the Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. Further, tax benefits associated with ISO grants fully vested at the date of adoption of current accounting rules for stock-based compensation will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $474,000 and $504,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2015 and 2014, respectively, and $1,060,000 and $1,094,000 for the six months ended November 29, 2014 and November 23, 2013, respectively.

5. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and six months ended November 29, 2014, the Company purchased approximately 523,000 and 906,000 shares of its common stock on the open market at an average price of $14.54 and $14.67 per share, respectively, for approximately $7.6 million and $13.3 million, respectively. As of November 29, 2014, approximately $29.7 million remains available for future repurchases of the Company’s common stock under the stock repurchase program.

6. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (amounts in thousands):

	For the Six Months Ended
	November 29, 2014	November 23, 2013
Non-cash financing activities:
Dividends declared, not paid	$3,011	$2,733
Capitalized leasehold improvements paid directly by landlord	72	1,824

Total	$3,083	$4,557

7. Stock-Based Compensation Plans

Stock Options and Restricted Stock

On October 23, 2014, the Company’s stockholders approved the 2014 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that are outstanding and unvested as of September 3, 2014 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. Upon stockholder approval of the 2014 Plan, approximately 2,586,000 shares became available for award grant purposes of the 2014 Plan pursuant to clauses (2) and (3) of the preceding sentence. The shares available consisted of the 2,400,000 shares plus 186,000 shares that were

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three and six months ended November 29, 2014 and November 23, 2013 carried-over from the Prior Stock Plans. During the period from September 3, 2014 to November 29, 2014, an additional 229,000 stock options previously granted under the Prior Stock Plans cancelled or terminated and have been carried over as available for future award grants. As of November 29, 2014, there were 2,815,000 shares available for future award grants under the 2014 Plan.

Awards under the 2014 Plan may include, but are not limited to, stock options and restricted stock grants. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. Awards of restricted stock under the 2014 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options. The following table summarizes the stock option activity for the six months ended November 29, 2014 (number of shares under option and intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at May 31, 2014	7,696	$18.93	5.21	$1,611
Granted, at fair market value	1,387	12.22
Exercised	(214)	12.79
Forfeited	(126)	12.47
Expired	(161)	21.80

Options outstanding at November 29, 2014	8,582	$18.04	5.43	$11,176

Exercisable at November 29, 2014	5,654	$20.91	3.77	$2,612

Vested and expected to vest at November 29, 2014	8,217	$18.31	5.26	$10,050

The Company did not grant any stock option awards during the second quarter of fiscal 2015.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2015 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 29, 2014. This amount will change based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended November 29, 2014 and November 23, 2013 was $170,000 and $12,000, respectively, and for the six months ended November 29, 2014 and November 23, 2013 was $517,000 and $301,000, respectively.

Stock-Based Compensation Expense

As of November 29, 2014, there was $9.5 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 33 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended November 29, 2014 and November 23, 2013 was $1.6 million and $1.6 million, respectively, and for the six months ended November 29, 2014 and November 23, 2013 was $3.1 million and $3.3 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. There were no capitalized share-based compensation costs during the six months ended November 29, 2014 and November 23, 2013.

The Company granted no shares and 6,314 shares of restricted stock during the three and six months ended November 29, 2014, respectively, and no shares and 5,141 shares of restricted stock during the three and six months ended November 23, 2013, respectively. Stock-based compensation expense for restricted stock awards for the three months ended November 29, 2014 and November 23, 2013 was $118,000 and $88,000, respectively, and for the six months ended November 29, 2014 and November 23, 2013 was $241,000 and $173,000, respectively. There were 85,563 unvested restricted shares, with approximately $737,000 of remaining unrecognized compensation cost, as of November 29, 2014.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three and six months ended November 29, 2014 and November 23, 2013

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $17,000 and $8,000 for the six months ended November 29, 2014 and November 23, 2013, respectively.

Employee Stock Purchase Plan

On October 23, 2014, the Company’s stockholders approved an amendment to the ESPP to extend the term of the ESPP through October 16, 2024, and to increase the maximum number of shares of the Company’s common stock authorized for issuance under the plan by an additional 1,500,000 shares.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. After the approval of the amendment, a total of 5,900,000 shares of common stock may be issued under the ESPP. There were 1,768,000 shares of common stock available for issuance under the ESPP as of November 29, 2014. The Company issued 171,000 and 348,000 shares of common stock pursuant to the ESPP for the six months ended November 29, 2014 and the year ended May 31, 2014, respectively.

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

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 29, 2014	November 23, 2013	November 29, 2014	November 23, 2013	November 29, 2014	May 31, 2014
United States	$122,207	$112,856	$238,043	$215,050	$172,704	$173,656
The Netherlands	4,712	6,037	9,006	11,804	20,117	22,541
Other	24,577	27,076	47,894	50,819	3,020	3,419

Total	$151,496	$145,969	$294,943	$277,673	$195,841	$199,616

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

9. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Recent Accounting Pronouncements

Business Combinations: Pushdown Accounting. In November 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information that users need to evaluate the effects of pushdown accounting on its financial statements. This guidance was effective on November 18, 2014. After the effective date, an acquired entity can make

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three and six months ended November 29, 2014 and November 23, 2013 an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available for issuance, the application of this guidance would be a change in accounting principle. The Company will comply with this guidance in future acquisitions.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued new guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued new guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. Currently the Company does not have performance based awards and thus does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A.-Risk Factors below and in our Annual Report on Form 10-K for the year ended May 31, 2014 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

We were founded in June 1996 by a team at Deloitte, led by our executive chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte from our inception in June 1996 until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market under the ticker symbol “RECN”. In January 2005, we announced the change of our operating entity name to Resources Global Professionals to better reflect the Company’s multinational capabilities, and during fiscal 2013, we redesigned our logo and adopted the acronym RGP for branding and marketing purposes.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of November 29, 2014, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States.

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

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our goodwill and certain other intangible assets are not subject to periodic amortization. These assets are considered to have an indefinite life and their carrying values are required to be assessed by us for impairment at least annually. Depending on future market value of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of these intangible assets in the future and this adjustment may materially affect the Company’s future financial results and financial condition.

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

Stock-based compensation — Under our 2014 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our Employee Stock Purchase Plan (“ESPP”), eligible officers and employees may purchase our common stock in accordance with the terms of the plan.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of dividends (for example, $0.08 per share for the first and second quarters of fiscal 2015 and $0.07 per share for each quarter of fiscal 2014) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly declaration by our board of directors. The Company’s historical expected life of stock option grants is 5.5 years for non-officers and 7.5 years for officers. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Six Months Ended
	November 29, 2014	November 23, 2013	November 29, 2014	November 23, 2013
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$151,496	$145,969	$294,943	$277,673
Direct cost of services	92,061	88,564	179,283	170,558

Gross margin	59,435	57,405	115,660	107,115
Selling, general and administrative expenses	43,576	43,121	87,855	84,733
Amortization of intangible assets	402	421	826	838
Depreciation expense	849	909	1,703	1,870

Income from operations	14,608	12,954	25,276	19,674
Interest income	(39)	(43)	(77)	(82)

Income before provision for income taxes	14,647	12,997	25,353	19,756
Provision for income taxes	6,631	5,902	11,942	9,008

Net income	$8,016	$7,095	$13,411	$10,748

We also assess the results of our operations using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. EBITDA is defined as our earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	November 29, 2014	November 23, 2013	November 29, 2014	November 23, 2013
	(Amounts in thousands)		(Amounts in thousands)
Net income	$8,016	$7,095	$13,411	$10,748
Adjustments:
Amortization of intangible assets	402	421	826	838
Depreciation expense	849	909	1,703	1,870
Interest income	(39)	(43)	(77)	(82)
Provision for income taxes	6,631	5,902	11,942	9,008

EBITDA	15,859	14,284	27,805	22,382
Stock-based compensation expense	1,558	1,624	3,104	3,278

Adjusted EBITDA	$17,417	$15,908	$30,909	$25,660

Revenue	$151,496	$145,969	$294,943	$277,673

Adjusted EBITDA Margin	11.5%	10.9%	10.5%	9.2%

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

Three Months Ended November 29, 2014 Compared to Three Months Ended November 23, 2013

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $5.5 million, or 3.8%, to $151.5 million for the three months ended November 29, 2014 from $146.0 million for the three months ended November 23, 2013. We deliver our services to clients in a similar fashion across the globe; however, in the second quarter of fiscal 2015 as compared to the same period of fiscal 2014, revenue increased in North America by 8.3% and Asia Pacific by 4.9% but declined in Europe by 21.3%. In light of continuing global economic uncertainty, we believe that certain geographic sectors of our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in most European markets. We have taken actions during the last several quarters, including reductions in the number of personnel serving Europe as well as changes in leadership positions, to address the decrease in revenue in Europe.

Our quarter-over-quarter consolidated revenue is not directly comparable as the current year quarter included the Thanksgiving holiday. Thanksgiving fell in the third quarter of fiscal 2014. We believe the observance of the Thanksgiving holiday in the second quarter of fiscal 2015 reduced revenue in North America by $4.0 million as compared to the second quarter of fiscal 2014. On a pro-forma basis, consolidated revenue would have increased approximately 6.5% for the three months ended November 29, 2014 as compared to the prior year’s second quarter.

The number of hours worked in the second quarter of fiscal 2015 increased approximately 7.1% compared with the prior year second quarter while average bill rates were down 3.2%. Average bill rates (and related pay rates) were partially impacted this quarter by the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen; bill rates (and related pay rates) were also adversely impacted by a significant client engagement in the Philippines where bill rates (and related pay rates) are lower than most metropolitan areas.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, if the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the comparable second quarter fiscal 2014 conversion rates, international revenues would have been higher than reported under GAAP by $1.8 million in the second quarter of fiscal 2015. Using these constant currency rates, the increase in revenue in North America would have been 7.7% and in Asia Pacific 9.9% while the decline in Europe would have been 16.8%.

The number of consultants on assignment as of November 29, 2014 was 2,631 compared to 2,402 consultants engaged as of November 23, 2013.

We operated 68 (23 abroad) and 71 (25 abroad) offices as of November 29, 2014 and November 23, 2013, respectively; the decrease quarter-over-quarter is a result of consolidating certain offices. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	November 29, 2014	November 23, 2013	% Change	November 29, 2014	November 23, 2013
North America	$125,087	$115,462	8.3%	82.6%	79.1%
Europe	16,845	21,393	(21.3)%	11.1	14.7
Asia Pacific	9,564	9,114	4.9%	6.3	6.2

Total	$151,496	$145,969	3.8%	100.0%	100.0%

Direct Cost of Services. Direct cost of services increased $3.5 million, or 4.0%, to $92.1 million for the three months ended November 29, 2014 from $88.6 million for the three months ended November 23, 2013. The increase in the amount of direct cost of services was attributable to a 7.1% increase in the number of hours worked in the second quarter of fiscal 2015 as compared to the same period of fiscal 2014, partially offset by a 4.7% decrease in the average pay rate per hour between the two quarters. Pay rates were partially impacted this quarter by the strengthening of the U.S. dollar compared to the Euro, Swedish Kroner and Japanese Yen; pay rates were also impacted by a significant client engagement in the Philippines where pay rates are lower than most metropolitan areas.

The direct cost of services percentage of revenue was 60.8% and 60.7% for the three months ended November 29, 2014 and November 23, 2013, respectively. The direct cost of services percentage of revenue was consistent between the quarters with an improvement in the bill rate/pay rate ratio in the second quarter of fiscal 2015 offset by an additional paid holiday in fiscal 2015 (Thanksgiving) and an increase in client reimbursable expense. The Thanksgiving holiday fell in the third quarter of fiscal 2014.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 28.8% and 29.5% for the quarters ended November 29, 2014 and November 23, 2013, respectively. S, G & A increased to $43.6 million for the second quarter of fiscal 2015 from $43.1 million for the same period in the prior year. The increase in S, G & A was primarily attributable to severance charges of $500,000 related to our European operations.

Management and administrative headcount increased from 717 at the end of the second quarter of fiscal 2014 to 757 at the end of the second quarter of fiscal 2015. The increase in headcount is in North America, aligned with the increase demand for services.

Sequential Operations. On a sequential quarter basis, fiscal 2015 second quarter revenues increased approximately 5.6%, from $143.4 million to $151.5 million, primarily attributable to an increase in billable hours between the two periods. Billable hours worked increased 6.6%, while bill rates were down 0.8%; the decrease in bill rates is attributable to the strengthening of the dollar against currencies in many of our foreign operations. The Company’s sequential revenue increased in North America (5.6%), Asia Pacific (2.1%) and Europe (8.4%); on a constant currency basis, sequential revenue increased in Asia Pacific (5.3%) and in Europe (15.5%). The direct cost of services percentage of revenue was 60.8% in both the first and second quarter of fiscal 2015; the benefit in the second quarter of decreasing amounts of employer payroll taxes as the calendar year progresses was offset by an additional holiday and increased zero-margin client reimbursable expenses in the second quarter. The ratio of S, G & A to revenue decreased from 30.9% for the quarter ended August 30, 2014 to 28.8% for the quarter ended November 29, 2014, due to improved leverage as a result of higher revenue in the second quarter of fiscal 2015; total S, G & A spending also decreased sequentially by approximately $700,000, primarily due to lower amounts of employer payroll taxes as the calendar year progresses.

Amortization and Depreciation Expense. Amortization of intangible assets was relatively flat at $402,000 for the three months ended November 29, 2014 compared to $421,000 for the three months ended November 23, 2013. The slight change is the result of exchange rate fluctuations related to amortization of intangible assets denominated in a foreign currency. Based upon identified remaining unamortized intangible assets of $183,000 at November 29, 2014, the Company anticipates amortization expense related to those assets will be approximately $63,000 during the quarter ending February 28, 2015; the amount may fluctuate depending upon foreign currency translation rates in effect during the quarter.

Depreciation expense was $849,000 for the three months ended November 29, 2014 compared to $909,000 for the three months ended November 23, 2013. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2014 and the Company reduced the amount invested in new property and equipment purchases in recent years.

Interest Income. Interest income was $39,000 in the second quarter of fiscal 2015 compared to $43,000 in the second quarter of fiscal 2014.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of November 29, 2014, the Company also has $30.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $6.6 million (effective tax rate of approximately 45%) and $5.9 million (effective tax rate of approximately 45%) for the three months ended November 29, 2014 and November 23, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter of fiscal 2015 and 2014 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises. The period to period consistency in the effective tax rate results from the improved results in fiscal 2015 in U.S. income and a decrease in foreign losses without any tax benefit because of the valuation allowances placed on the tax assets of the foreign subsidiaries; while the effective tax rate is the same in each period. The three months ended November 23, 2013 benefited from the reversal of $300,000 of uncertain international tax accruals. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $474,000 and $504,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the second quarter of fiscal 2015 and 2014, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Six Months Ended November 29, 2014 Compared to Six Months Ended November 23, 2013

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $17.2 million, or 6.2%, to $294.9 million for the six months ended November 29, 2014 from $277.7 million for the six months ended November 23, 2013. In the first half of fiscal 2015 as compared to fiscal 2014, revenue increased in North America by 10.7% and Asia Pacific by 3.2% but declined in Europe by 17.5%. As noted below, fluctuations in currency exchange rates in the first six months of fiscal 2015 in which the U.S. dollar strengthened against currencies in several of our largest international practices also influenced the results of our foreign operations. If the same exchange rates were utilized in the first six months of fiscal 2015 as in the same period of fiscal 2014, the revenue increase in North America and Asia Pacific would have been 10.8% and 6.0%, respectively, and the decrease in Europe 16.1%.

The number of hours worked in the first half of fiscal 2015 increased approximately 9.1% compared with the prior year period while average bill rates were down 3.2%. Average bill rates (as well as pay rates) were partially impacted this quarter by the aforementioned impact of currency exchange rates as well as by the commencement of a significant client engagement in the Philippines where bill/pay rates are lower than most metropolitan areas.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Six Months Ended			% of Total
	November 29, 2014	November 23, 2013	% Change	November 29, 2014	November 23, 2013
North America	$243,598	$220,083	10.7%	82.6%	79.3%
Europe	32,345	39,184	(17.5)%	11.0	14.1
Asia Pacific	19,000	18,406	3.2%	6.4	6.6

Total	$294,943	$277,673	6.2%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies of our non-United States based operations, our revenue can be impacted. Using the comparable first half fiscal 2014 conversion rates, international revenues would have been higher than reported under GAAP by $1.4 million in the first half of fiscal 2015.

Direct Cost of Services. Direct cost of services increased $8.7 million, or 5.1%, to $179.3 million for the six months ended November 29, 2014 from $170.6 million for the six months ended November 23, 2013. The increase in the amount of direct cost of services was attributable to a 9.1% increase in the number of hours worked in the first half of fiscal 2015 as compared to the same period of fiscal 2014, partially offset by a 3.2% decrease in the average pay rate per hour between the two periods. The direct cost of services percentage of revenue was 60.8% and 61.4% for the six months ended November 29, 2014 and November 23, 2013, respectively. The decrease in the direct cost of services percentage of revenue between the periods resulted primarily from a favorable change in the bill rate/pay rate ratio in the first half of fiscal 2015.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 29.8% and 30.5% for the six months ended November 29, 2014 and November 23, 2013, respectively. S, G & A increased to $87.9 million for the first half of fiscal 2015 from $84.7 million for the same period in the prior year. The increase in S, G & A was primarily attributable to an increase in marketing costs, including a global client service meeting in June, headcount additions in offices experiencing growth and severance charges of $1.2 million related to our European operations.

Amortization and Depreciation Expense. Amortization of intangible assets was relatively flat at $826,000 for the six months ended November 29, 2014 compared to $838,000 for the six months ended November 23, 2013. The slight change is the result of exchange rate fluctuations related to amortization of intangible assets denominated in a foreign currency.

Depreciation expense was $1.7 million for the six months ended November 29, 2014 compared to $1.9 million for the six months ended November 23, 2013. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2014 and the Company reduced the amount invested in new property and equipment purchases in recent years.

Interest Income. Interest income was $77,000 in the first half of fiscal 2015 compared to $82,000 in the first half of fiscal 2014.

Income Taxes. The Company’s provision for income taxes was $11.9 million (effective tax rate of approximately 47%) and $9.0 million (effective tax rate of approximately 46%) for the six months ended November 29, 2014 and November 23, 2013, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first half of fiscal 2015 and 2014 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying ISO exercises. During the six months ended November 23, 2013, the effective tax rate benefited from the reversal of $650,000 of uncertain international tax accruals; there was no benefit recognized in fiscal 2015. The effective tax rate for fiscal 2015 benefited from improved U.S. results.

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

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1,060,000 and $1,094,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first half of fiscal 2015 and 2014, respectively.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to continue to increase cash flow from operations in the future will be, at least in part, dependent on continued improvement in global economic conditions.

As of November 29, 2014, the Company had $103.3 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2015. As of November 29, 2014, the Company had approximately $1.9 million available for borrowing under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.1 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees.

Operating activities provided $5.7 million in cash for the six months ended November 29, 2014 compared to $8.4 million for the six months ended November 23, 2013. Cash provided by operations in the first six months of fiscal 2015 resulted from net income of $13.4 million and non-cash items of $7.4 million, offset by net unfavorable changes in operating assets and liabilities of $15.1 million. In the first six months of fiscal 2014, cash provided by operations resulted from net income of $10.7 million and non-cash items of $5.4 million, offset by net unfavorable changes in operating assets and liabilities of $7.8 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods as certain property and equipment was fully depreciated by the end of fiscal 2014) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset/liability change between the two periods was the unfavorable change in income tax related accounts by approximately $4.1 million. In addition, the change is attributable to the increase in the accrued salaries and related obligations of $1.8 million as of November 29, 2014 compared to the May 31, 2014 balances versus the change in the same classifications in the previous year. This is primarily the result of the change in timing of bi-weekly compensation when the fourth quarter of fiscal 2014 contained the extra fourteenth week and an increase in payments under the Company’s bonus incentive plan.

Net cash provided by investing activities was $3.0 million for the first six months of fiscal 2015, while net cash used in investing activities was $10.6 million in the comparable prior year period. Redemptions of short-term investments were higher than cash used for purchases of short-term investments (primarily commercial paper) in the first six months of fiscal 2015 by approximately $4.0 million; in the prior year period, purchases of short-term investments exceeded cash from redemption of short-term investments by approximately $8.0 million. Purchases of property and equipment decreased approximately $1.7 million between the two periods.

Net cash used in financing activities totaled $14.4 million for the six months ended November 29, 2014, the same as in the prior year equivalent period. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $400,000 less in fiscal 2015 compared to the same period in fiscal 2014. In addition, the Company used approximately $956,000 less on purchases of its common stock in fiscal 2015 as compared to fiscal 2014. The Company used $13.3 million in the first six months of fiscal 2015 to purchase approximately 906,000 shares of its common stock on the open market versus $14.2 million in the first six months of the prior fiscal year to purchase approximately 1.1 million shares of its common stock. The Company also paid dividends on its common stock of $5.7 million in the first six months of fiscal 2015, approximately $552,000 higher than the year before; this change is due to the increase in the Company’s dividend rate of $0.01 per common share in fiscal 2015 compared to fiscal 2014. The Company’s board of directors declared a quarterly cash dividend of $0.08 per common share on October 28, 2014. The dividend of approximately $3.0 million, paid on December 18, 2014, is accrued in the Company’s Consolidated Balance Sheet as of November 29, 2014.

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

Interest Rate Risk. As of November 29, 2014, we had $103.3 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government agency securities. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended November 29, 2014, approximately 19% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 83% of our balances of cash, cash equivalents and short-term investments as of November 29, 2014 were denominated in United States dollars. The remaining 17% was comprised primarily of cash balances translated from Canadian Dollars, Japanese Yen, Euros and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 29, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 29, 2014. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 29, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the year ended May 31, 2014. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

The table below provides information regarding our stock repurchases made during the second quarter of fiscal 2015 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
August 31, 2014 — September 27, 2014	—	$—	—	$37,306,136
September 28, 2014 — October 25, 2014	309,200	$13.84	309,200	33,027,435
October 26, 2014 — November 29, 2014	213,855	$15.56	213,855	29,699,354

Total August 31, 2014 — November 29, 2014	523,055	$14.54	523,055	$29,699,354

ITEM 6.	EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 8, 2015	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2015	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.22*	Amendment No. 5 to Loan Agreement, dated November 13, 2014, between Bank of America, N.A. and Resources Connection, Inc. and Resources Connection LLC.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.