Form 10-Q
period 2015-02-28
RESOURCES CONNECTION INC
filed 2015-04-09
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of March 30, 2015, there were approximately 37,573,387 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 28, 2015	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,335	$80,291
Short-term investments	24,991	33,986
Trade accounts receivable, net of allowance for doubtful accounts of $3,454 and $3,139 as of February 28, 2015 and May 31, 2014, respectively	98,216	90,334
Prepaid expenses and other current assets	4,530	4,876
Income taxes receivable	3,105	—
Deferred income taxes	7,913	7,975

Total current assets	206,090	217,462
Goodwill	171,280	175,427
Intangible assets, net	120	1,031
Property and equipment, net	21,931	23,158
Deferred income taxes	475	672
Other assets	2,119	2,328

Total assets	$402,015	$420,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,295	$14,031
Accrued salaries and related obligations	36,230	45,567
Other liabilities	6,720	7,577

Total current liabilities	55,245	67,175
Other long-term liabilities	6,873	7,142

Total liabilities	62,118	74,317

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 57,419 and 56,738 shares issued, and 37,568 and 38,158 shares outstanding as of February 28, 2015 and May 31, 2014, respectively	574	567
Additional paid-in capital	372,159	360,445
Accumulated other comprehensive loss	(10,157)	(2,573)
Retained earnings	308,142	298,830
Treasury stock at cost, 19,851 and 18,580 shares at February 28, 2015 and May 31, 2014, respectively	(330,821)	(311,508)

Total stockholders’ equity	339,897	345,761

Total liabilities and stockholders’ equity	$402,015	$420,078

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 22, 2014	February 28, 2015	February 22, 2014
Revenue	$146,832	$132,725	$441,775	$410,398
Direct cost of services, primarily payroll and related taxes for professional services employees	91,991	84,960	271,274	255,518

Gross margin	54,841	47,765	170,501	154,880
Selling, general and administrative expenses	43,478	41,604	131,333	126,337
Amortization of intangible assets	62	424	888	1,262
Depreciation expense	839	877	2,542	2,747

Income from operations	10,462	4,860	35,738	24,534
Interest income	(37)	(41)	(114)	(123)

Income before provision for income taxes	10,499	4,901	35,852	24,657
Provision for income taxes	4,510	2,622	16,452	11,630

Net income	$5,989	$2,279	$19,400	$13,027

Net income per common share:
Basic	$0.16	$0.06	$0.51	$0.33

Diluted	$0.16	$0.06	$0.51	$0.33

Weighted average common shares outstanding:
Basic	37,724	39,027	37,938	39,444

Diluted	38,288	39,158	38,300	39,519

Cash dividends declared per common share	$0.08	$0.07	$0.24	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 22, 2014	February 28, 2015	February 22, 2014
COMPREHENSIVE INCOME:
Net income	$5,989	$2,279	$19,400	$13,027
Foreign currency translation adjustment, net of tax	(3,577)	165	(7,584)	1,406

Total comprehensive income	$2,412	$2,444	$11,816	$14,433

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Nine Months Ended
February 28,
2015
COMMON STOCK-SHARES:
Balance at beginning of period	56,738
Exercise of stock options	339
Issuance of restricted stock	6
Cancellation of shares	(1)
Issuance of common stock under Employee Stock Purchase Plan	337

Balance at end of period	57,419

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$567
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	4

Balance at end of period	$574

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$360,445
Exercise of stock options	4,393
Stock-based compensation expense related to share-based awards and employee stock purchases	4,627
Tax shortfall from employee stock option plans	(1,074)
Issuance of common stock under Employee Stock Purchase Plan	3,768

Balance at end of period	$372,159

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(2,573)
Foreign currency translation adjustment, net of tax	(7,584)

Balance at end of period	$(10,157)

RETAINED EARNINGS:
Balance at beginning of period	$298,830
Cash dividends ($0.24 per share)	(9,062)
Issuance of restricted stock	(1,026)
Net income	19,400

Balance at end of period	$308,142

TREASURY STOCK-SHARES:
Balance at beginning of period	18,580
Issuance of restricted stock	(44)
Purchase of shares	1,315

Balance at end of period	19,851

TREASURY STOCK-COST:
Balance at beginning of period	$(311,508)
Issuance of restricted stock	1,026
Purchase of shares	(20,339)

Balance at end of period	$(330,821)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 28, 2015	February 22, 2014
Cash flows from operating activities:
Net income	$19,400	$13,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,430	4,009
Stock-based compensation expense	4,627	4,879
Excess tax benefits from stock-based compensation	(82)	(31)
Loss on disposal of assets	9	64
Bad debt expense	212	—
Deferred income taxes	2,123	(704)
Changes in operating assets and liabilities:
Trade accounts receivable	(11,130)	(4,325)
Prepaid expenses and other current assets	86	218
Income taxes	(4,911)	(1,752)
Other assets	121	59
Accounts payable and accrued expenses	(943)	38
Accrued salaries and related obligations	(8,492)	(1,093)
Other liabilities	(1,645)	(723)

Net cash provided by operating activities	2,805	13,666

Cash flows from investing activities:
Redemption of short-term investments	44,000	55,000
Purchase of short-term investments	(35,005)	(62,988)
Purchase of property and equipment	(1,603)	(3,102)

Net cash provided by (used in) investing activities	7,392	(11,090)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,396	3,694
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,772	3,451
Purchase of common stock	(20,339)	(21,631)
Cash dividends paid	(8,743)	(7,912)
Excess tax benefits from stock-based compensation	82	31

Net cash used in financing activities	(20,832)	(22,367)

Effect of exchange rate changes on cash	(2,321)	114

Net decrease in cash	(12,956)	(19,677)
Cash and cash equivalents at beginning of period	80,291	94,016

Cash and cash equivalents at end of period	$67,335	$74,339

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 28, 2015 and February 22, 2014

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2015 and 2014 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 28, 2015 and February 22, 2014 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2014 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.4 million and $2.1 million for the three months ended February 28, 2015 and February 22, 2014, respectively, and $7.6 million and $6.3 million for the nine months ended February 28, 2015 and February 22, 2014, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28,	February 22,	February 28,	February 28,
	2015	2014	2015	2015
Net income	$5,989	$2,279	$19,400	$13,027

Basic:
Weighted average shares	37,724	39,027	37,938	39,444

Diluted:
Weighted average shares	37,724	39,027	37,938	39,444
Potentially dilutive shares	564	131	362	75

Total dilutive shares	38,288	39,158	38,300	39,519

Net income per common share:
Basic	$0.16	$0.06	$0.51	$0.33
Dilutive	$0.16	$0.06	$0.51	$0.33
Anti-dilutive shares not included above	4,828	7,658	6,318	8,127

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

3. Intangible Assets and Goodwill

The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and range of estimated lives (amounts in thousands):

	As of February 28, 2015			As of May 31, 2014
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (2-7 years)	$17,163	$(17,163)	$—	$18,286	$(17,794)	$492
Non-compete agreements (1-5 years)	3,191	(3,191)	—	3,232	(2,937)	295
Trade name and trademark (5 years)	1,341	(1,221)	120	1,341	(1,097)	244

Total	$21,695	$(21,575)	$120	$22,859	$(21,828)	$1,031

The following table summarizes amortization expense for the three and nine months ended February 28, 2015 and February 22, 2014 and the expected amount of intangible asset amortization expense (based on existing intangible assets account balances) for the fiscal years ending May 30, 2015, May 28, 2016, May 27, 2017, May 26, 2018 and May 25, 2019 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 22, 2014	February 28, 2015	February 22, 2014
Amortization expense	$62	$424	$888	$1,262

	Fiscal Years Ending
	2015	2016	2017	2018	2019
Expected amortization expense	$918	$90	$—	$—	$—

The estimates of expected amortization expense do not incorporate the potential impact of future foreign currency fluctuations caused when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets as of February 28, 2015 as compared to May 31, 2014 reflects the impact of currency fluctuations between fiscal 2015 and 2014 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Nine Months Ended
	February 28,	February 22,
	2015	2014
Goodwill, beginning of year	$175,427	$174,275
Impact of foreign currency exchange rate changes	(4,147)	1,340

Goodwill, end of period	$171,280	$175,615

4. Income Taxes

The Company’s provision for income taxes was $4.5 million (effective tax rate of approximately 43%) and $2.6 million (effective tax rate of approximately 53%) for the three months ended February 28, 2015 and February 22, 2014, respectively, and $16.5 million (effective tax rate of approximately 46%) and $11.6 million (effective tax rate of approximately 47%) for the nine months ended February 28, 2015 and February 22, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2015 and 2014 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. Both the three and nine months ended February 28, 2015 benefited from an increase in U.S. income and a decrease in foreign losses without any tax benefit because of the valuation allowances placed on the tax assets of the Company’s foreign subsidiaries. During the nine months ended February 22, 2014, the effective tax rate benefited from the reversal of $670,000 of uncertain international tax accruals; there was no benefit from uncertain international tax accruals adjustments recognized in fiscal 2015.

In addition, the Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises. The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO exercises unless and until the holder exercises his or her option and then sells the shares within a certain period of time. Also, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. The Company recognized a benefit of approximately $703,000 and $505,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the three months ended February 28, 2015 and February 22, 20144, respectively, and $1,763,000 and $1,599,000 for the nine months ended February 28, 2015 and February 22, 2014, respectively.

5. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and nine months ended February 28, 2015, the Company purchased approximately 408,000 and 1,315,000 shares of its common stock on the open market at an average price of $17.25 and $15.47 per share, respectively, for approximately $7.0 million and $20.3 million, respectively. As of February 28, 2015, approximately $22.7 million remains available for future repurchases of the Company’s common stock under the stock repurchase program.

6. Supplemental Disclosure of Cash Flow Information

The following table presents non-cash investing and financing activities (amounts in thousands):

	For the Nine Months Ended
	February 28,	February 22,
	2015	2014
Dividends declared, not paid	$3,005	$2,713
Capitalized leasehold improvements paid directly by landlord	72	1,824

7. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that are outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of February 28, 2015, there were 3,289,000 shares available for future award grants under the 2014 Plan.

Awards under the 2014 Plan may include, but are not limited to, stock options and restricted stock grants. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. Awards of restricted stock under the 2014 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options. The following table summarizes the stock option activity for the nine months ended February 28, 2015 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at May 31, 2014	7,696	$18.93	5.21	$1,611
Granted, at fair market value	1,496	12.50
Exercised	(339)	12.96
Forfeited	(210)	12.57
Expired	(768)	24.01

Options outstanding at February 28, 2015	7,875	$17.64	5.57	$21,045

Exercisable at February 28, 2015	4,946	$20.61	3.87	$5,862

Vested and expected to vest at February 28, 2015	7,570	$17.85	5.43	$19,433

During the third quarter of fiscal 2015, the Company granted stock options to purchase 109,000 shares of common stock at an exercise price of $16.08 per share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2015 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 28, 2015. This amount will change based on changes in the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended February 28, 2015 and February 22, 2014 was $481,000 and $35,000, respectively, and for the nine months ended February 28, 2015 and February 22, 2014 was $998,000 and $336,000, respectively.

Stock-Based Compensation Expense

As of February 28, 2015, there was $8.6 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 33 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended February 28, 2015 and February 22, 2014 was $1.5 million and $1.6 million, respectively, and for the nine months ended February 28, 2015 and February 22, 2014 was $4.6 million and $4.9 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. There were no capitalized share-based compensation costs during the nine months ended February 28, 2015 and February 22, 2014.

The weighted average estimated fair value per share of employee stock options granted during the three months ended February 28, 2015 was $4.71 using the Black-Scholes valuation model with the following assumptions:

For the Three Months Ended
February 28, 2015
Expected volatility	36.2%
Risk-free interest rate	1.7%
Expected dividends	1.9%
Expected life	5.5 years

The Company granted 43,526 shares and 49,840 shares of restricted stock during the three and nine months ended February 28, 2015, respectively, and 29,491 shares and 34,632 shares of restricted stock during the three and nine months ended February 22, 2014, respectively. Stock-based compensation expense for restricted stock awards for the three months ended February 28, 2015 and February 22, 2014 was $149,000 and $116,000, respectively, and for the nine months ended February 28, 2015 and February 22, 2014 was $390,000 and $289,000, respectively. There were 98,092 unvested restricted shares, with approximately $1.3 million of remaining unrecognized compensation cost, as of February 28, 2015.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $82,000 and $31,000 for the nine months ended February 28, 2015 and February 22, 2014, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. There were 1,602,000 shares of common stock available for issuance under the ESPP as of February 28, 2015. The Company issued 337,000 and 348,000 shares of common stock pursuant to the ESPP for the nine months ended February 28, 2015 and the year ended May 31, 2014, respectively.

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

	Revenue for the Three Months Ended		Revenue for the Nine Months Ended		Long-Lived Assets (1) as of
	February 28, 2015	February 22, 2014	February 28, 2015	February 22, 2014	February 28, 2015	May 31, 2014
United States	$121,297	$103,408	$359,340	$318,458	$172,557	$173,656
The Netherlands	3,443	5,130	12,449	16,934	18,000	22,541
Other	22,092	24,187	69,986	75,006	2,774	3,419

Total	$146,832	$132,725	$441,775	$410,398	$193,331	$199,616

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

9. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Recent Accounting Pronouncements

Business Combinations: Pushdown Accounting. In November 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information that users need to evaluate the effects of pushdown accounting on its financial statements. This guidance was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available for issuance, the application of this guidance would be a change in accounting principle. The Company will utilize this guidance in future acquisitions.

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued new guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. The Company does not currently have performance based awards and thus does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued new guidance regarding the criteria for reporting discontinued operations and enhancing disclosures in this area. Under the guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the guidance are effective for the Company for fiscal 2015. The adoption of this guidance did not impact the Company’s consolidated financial statements.

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project professional services across the world. As of February 28, 2015, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of dividends (for example, $0.08 per share for the first three quarters of fiscal 2015 and $0.07 per share for each quarter of fiscal 2014) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly declaration by our board of directors. The Company’s historical expected life of stock option grants is 5.5 years for non-officers and 7.5 years for officers. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 22, 2014	February 28, 2015	February 22, 2014
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$146,832	$132,725	$441,775	$410,398
Direct cost of services	91,991	84,960	271,274	255,518

Gross margin	54,841	47,765	170,501	154,880
Selling, general and administrative expenses	43,478	41,604	131,333	126,337
Amortization of intangible assets	62	424	888	1,262
Depreciation expense	839	877	2,542	2,747

Income from operations	10,462	4,860	35,738	24,534
Interest income	(37)	(41)	(114)	(123)

Income before provision for income taxes	10,499	4,901	35,852	24,657
Provision for income taxes	4,510	2,622	16,452	11,630

Net income	$5,989	$2,279	$19,400	$13,027

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

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 22, 2014	February 28, 2015	February 22, 2014
	(Amounts in thousands)		(Amounts in thousands)
Net income	$5,989	$2,279	$19,400	$13,027
Adjustments:
Amortization of intangible assets	62	424	888	1,262
Depreciation expense	839	877	2,542	2,747
Interest income	(37)	(41)	(114)	(123)
Provision for income taxes	4,510	2,622	16,452	11,630

EBITDA	11,363	6,161	39,168	28,543
Stock-based compensation expense	1,523	1,601	4,627	4,879

Adjusted EBITDA	$12,886	$7,762	$43,795	$33,422

Revenue	$146,832	$132,725	$441,775	$410,398

Adjusted EBITDA Margin	8.8%	5.8%	9.9%	8.1%

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

Three Months Ended February 28, 2015 Compared to Three Months Ended February 22, 2014

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $14.1 million, or 10.6%, to $146.8 million for the three months ended February 28, 2015 from $132.7 million for the three months ended February 22, 2014. We deliver our services to clients in a similar fashion across the globe. In the third quarter of fiscal 2015 as compared to the same period of fiscal 2014, revenue increased in North America by 17.1% and Asia Pacific by 15.0% but declined in Europe by 28.0%. In light of continuing global economic uncertainty, we believe that certain geographic sectors of our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in most European markets. We have taken actions during the last several quarters, including reductions in the number of personnel serving Europe as well as changes in leadership positions, to address the decrease in revenue in Europe.

Our quarter-over-quarter consolidated revenue is not directly comparable as the prior year third quarter included the Thanksgiving holiday. Thanksgiving fell in the second quarter of fiscal 2015. We believe the shift in the observance of the Thanksgiving holiday from the third quarter of fiscal 2015 increased revenue in North America by $4.0 million as compared to the second quarter of fiscal 2014. Excluding this amount, consolidated revenue would have increased approximately 7.6% for the three months ended February 28, 2015 as compared to the prior year’s third quarter.

The number of hours worked in the third quarter of fiscal 2015 increased approximately 15.6% compared with the prior year third quarter while average bill rates were down 4.0%. Average bill rates (and related pay rates) were partially impacted this quarter by the strengthening of the U.S. dollar compared to the Euro, Swedish Krona and Japanese Yen; bill rates (and related pay rates) were also adversely impacted by a significant client engagement in the Philippines where bill rates (and related pay rates) are lower than most metropolitan areas.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, if the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the comparable third quarter fiscal 2014 conversion rates, international revenues would have been higher than reported under GAAP by $2.9 million in the third quarter of fiscal 2015. Using these constant currency rates, the increase in revenue in North America and Asia Pacific would have been 17.5% and 22.5%, respectively, while the decline in Europe would have been 17.1%.

The number of consultants on assignment as of February 28, 2015 was 2,577 compared to 2,346 consultants engaged as of February 22, 2014.

We operated 68 (23 abroad) and 71 (25 abroad) offices as of February 28, 2015 and February 22, 2014, respectively; the decrease quarter-over-quarter is a result of consolidating certain offices. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	February 28, 2015	February 22, 2014	% Change	February 28, 2015	February 22, 2014
North America	$124,132	$105,979	17.1%	84.5%	79.9%
Europe	13,486	18,732	(28.0)%	9.2	14.1
Asia Pacific	9,214	8,014	15.0%	6.3	6.0

Total	$146,832	$132,725	10.6%	100.0%	100.0%

Direct Cost of Services. Direct cost of services increased $7.0 million, or 8.2%, to $92.0 million for the three months ended February 28, 2015 from $85.0 million for the three months ended February 22, 2014. The increase in the amount of direct cost of services was attributable to a 15.6% increase in the number of hours worked in the third quarter of fiscal 2015 as compared to the same period of fiscal 2014, partially offset by a 7.8% decrease in the average pay rate per hour between the two quarters. Pay rates were negatively impacted this quarter by the strengthening of the U.S. dollar compared to the Euro, Swedish Krona and Japanese Yen; pay rates were also impacted by a significant client engagement in the Philippines where pay rates are lower than most metropolitan areas.

The direct cost of services percentage of revenue was 62.7% and 64.0% for the three months ended February 28, 2015 and February 22, 2014, respectively. The direct cost of services percentage of revenue was lower in the third quarter because of an improvement in the bill rate/pay rate ratio in the third quarter of fiscal 2015. In addition, there was one less paid holiday in fiscal 2015 as the Thanksgiving holiday fell in the second quarter of fiscal 2015.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 29.6% and 31.3% for the quarters ended February 28, 2015 and February 22, 2014, respectively. S, G & A increased to $43.5 million for the third quarter of fiscal 2015 from $41.6 million for the same period in the prior year. The increase in S, G & A was primarily attributable to headcount additions and related costs in North America in offices experiencing growth. S, G & A in the third quarter of fiscal 2015 was also favorably impacted by $1.0 million due to the strengthening of the U.S. dollar compared to the Euro, Swedish Krona and Japanese Yen.

Management and administrative headcount increased from 718 at the end of the third quarter of fiscal 2014 to 757 at the end of the third quarter of fiscal 2015.

Sequential Operations. On a sequential quarter basis, fiscal 2015 third quarter revenues decreased approximately 3.1%, from $151.5 million to $146.8 million, primarily attributable to a decrease in billable hours between the two periods. Billable hours worked decreased 1.4%, while bill rates were down 1.6%; the decrease in bill rates is attributable to the strengthening of the U.S. dollar against currencies in many of our foreign operations. The Company’s sequential revenue decreased in North America (0.8%), Asia Pacific (4.2%) and Europe (19.6%); on a constant currency basis, sequential revenue decreased in North America (0.6%), Asia Pacific (1.0%) and in Europe (13.7%). In addition to exchange rate impact, third quarter revenue declined because of the Christmas, New Year’s and Chinese New Year’s holidays while the second quarter’s only significant holiday was Thanksgiving in the U.S.

The direct cost of services percentage of revenue was 62.7% and 60.8% in the third quarter and second quarter, respectively; the third quarter was impacted by a higher level of employer payroll taxes when limit rates are reset after the New Year. This was offset by decreased zero-margin client reimbursable expenses in the third quarter and a favorable bill rate/pay rate ratio.

The ratio of S, G & A to revenue increased from 28.8% for the quarter ended November 29, 2014 to 29.6% for the quarter ended February 28, 2015, due to decreased leverage as a result of lower revenue in the third quarter of fiscal 2015; although total S, G & A spending decreased by approximately $100,000 sequentially, this was primarily due to currency exchange rates lowering the amount of converted S, G & A expenses in international operations, offset by higher amounts of employer payroll taxes when limit rates are reset after the New Year.

Amortization and Depreciation Expense. Amortization of intangible assets was $62,000 for the three months ended February 28, 2015 compared to $424,000 for the three months ended February 22, 2014. As of the third quarter of fiscal 2015, amortization is almost complete on all of the Company’s intangible assets. Based upon the identified remaining unamortized intangible assets of $120,000 at February 28, 2015, the Company anticipates amortization expense will be approximately $30,000 during the quarter ending May 30, 2015.

Depreciation expense was $839,000 for the three months ended February 28, 2015 compared to $877,000 for the three months ended February 22, 2014. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2014 and the Company reduced the amount invested in new property and equipment purchases in recent years.

Interest Income. Interest income was $37,000 in the third quarter of fiscal 2015 compared to $41,000 in the third quarter of fiscal 2014.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of February 28, 2015, the Company also has $25.0 million of investments in commercial paper and certificates of deposit with maturity dates between three months and one year from the balance sheet date classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $4.5 million (effective tax rate of approximately 43%) and $2.6 million (effective tax rate of approximately 53%) for the three months ended February 28, 2015 and February 22, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2015 and 2014 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises. The period to period decrease in the effective tax rate results from the improved results in fiscal 2015 in U.S. income and a decrease in foreign losses without any tax benefit because of the valuation allowances placed on the tax assets of the foreign subsidiaries. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to a lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $703,000 and $505,000 related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the third quarter of fiscal 2015 and 2014, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 22, 2014

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $31.4 million, or 7.7%, to $441.8 million for the nine months ended February 28, 2015 from $410.4 million for the nine months ended February 22, 2014. In the first nine months of fiscal 2015 as compared to fiscal 2014, revenue increased in North America by 12.8% and in Asia Pacific by 6.8% but declined in Europe by 20.9%. As noted below, in the first nine months of fiscal 2015, fluctuations in currency exchange rates which resulted in the U.S. dollar strengthening against currencies in several of our largest international practices also influenced the results of our foreign operations. If the same exchange rates were utilized in the first nine months of fiscal 2015 as in the same period of fiscal 2014, the revenue increase in North America and Asia Pacific would have been 12.9% and 11.0%, respectively, and the decrease in Europe 16.4%.

The number of hours worked in the first nine months of fiscal 2015 increased approximately 11.2% compared with the prior year period while average bill rates were down 3.2%. Average bill rates (as well as pay rates) were partially impacted in fiscal 2015 by the aforementioned impact of currency exchange rates as well as by the commencement of a significant client engagement in the Philippines where bill/pay rates are lower than most metropolitan areas.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Nine Months Ended			% of Total
	February 28, 2015	February 22, 2014	% Change	February 28, 2015	February 22, 2014
North America	$367,730	$326,062	12.8%	83.2%	79.5%
Europe	45,831	57,916	(20.9)%	10.4	14.1
Asia Pacific	28,214	26,420	6.8%	6.4	6.4

Total	$441,775	$410,398	7.6%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, as the value of the United States dollar fluctuates relative to the currencies of our non-United States based operations, our revenue can be impacted. Using the comparable first nine months of fiscal 2014 conversion rates, international revenues would have been higher than reported under GAAP by $4.3 million in the first nine months of fiscal 2015.

Direct Cost of Services. Direct cost of services increased $15.8 million, or 6.2%, to $271.3 million for the nine months ended February 28, 2015 from $255.5 million for the nine months ended February 22, 2014. The increase in the amount of direct cost of services was attributable to the 11.2% increase in the number of hours worked in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014, partially offset by a 4.7% decrease in the average pay rate per hour between the two periods. The direct cost of services percentage of revenue was 61.4% and 62.3% for the nine months ended February 28, 2015 and February 22, 2014, respectively. The decrease in the direct cost of services percentage of revenue between the periods resulted primarily from a favorable change in the bill rate/pay rate ratio in the first nine months of fiscal 2015.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 29.7% and 30.8% for the nine months ended February 28, 2015 and February 22, 2014, respectively. S, G & A increased to $131.3 million for the first nine months of fiscal 2015 from $126.3 million for the same period in the prior year. The increase in S, G & A was primarily attributable to an increase in marketing costs, including a global client service meeting in June, headcount additions in offices experiencing growth and severance charges of $1.2 million related to our European operations.

Amortization and Depreciation Expense. Amortization of intangible assets decreased from $1.3 million for the nine months ended February 22, 2014 compared to $888,000 for the nine months ended February 28, 2015. The decrease is the result of completion of amortization on most of the Company’s amortizable intangible assets during the current fiscal year (and, to a lesser extent, the result of favorable exchange rate fluctuations related to amortization of intangible assets denominated in a foreign currency).

Depreciation expense was $2.5 million for the nine months ended February 28, 2015 compared to $2.7 million for the nine months ended February 22, 2014. Depreciation expense decreased as a number of assets were fully depreciated during fiscal 2014 and the Company reduced the amount invested in new property and equipment purchases in recent years.

Interest Income. Interest income was $114,000 in the first nine months of fiscal 2015 compared to $123,000 in the first nine months of fiscal 2014.

Income Taxes. The Company’s provision for income taxes was $16.5 million (effective tax rate of approximately 46%) and $11.6 million (effective tax rate of approximately 47%) for the nine months ended February 28, 2015 and February 22, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first nine months of fiscal 2015 and 2014 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. In addition, the Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying ISO exercises. During the nine months ended February 22, 2014, the effective tax rate benefited from the reversal of $670,000 of uncertain international tax accruals; there was no benefit recognized in fiscal 2015. The effective tax rate for fiscal 2015 benefited from improved U.S. financial results and a decrease in foreign losses without any tax benefit because of the valuation allowances placed on the tax assets of the foreign subsidiaries.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to a lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying ISO exercises, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1.8 million and $1.6 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during the first nine months of fiscal 2015 and 2014, respectively.

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

As of February 28, 2015, the Company had $92.3 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2015. As of February 28, 2015, the Company had approximately $1.9 million available for borrowing under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.1 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of February 28, 2015, the Company was in compliance with the financial covenants in the Credit Agreement.

Operating activities provided $2.8 million in cash for the nine months ended February 28, 2015 compared to $13.7 million for the nine months ended February 22, 2014. Cash provided by operations in the first nine months of fiscal 2015 resulted from net income of $19.4 million and non-cash items of $10.3 million, offset by net unfavorable changes in operating assets and liabilities of $26.9 million. In the first nine months of fiscal 2014, cash provided by operations resulted from net income of $13.0 million and non-cash items of $8.2 million, offset by net unfavorable changes in operating assets and liabilities of $7.5 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods as certain property and equipment and intangible assets were fully depreciated and amortized through fiscal 2015) and stock-based compensation expense (which decreased between the two periods); these charges do not reflect an actual cash outflow from the Company. The primary operating asset/liability change between the two periods was the unfavorable change in trade accounts receivable of approximately $6.8 million from growth in revenues between the two fiscal periods and the unfavorable change in income tax related accounts of approximately $3.1 million. In addition, the change is attributable to the increase in accrued salaries and related obligations of $8.5 million as of February 28, 2015 compared to the May 31, 2014 balances versus $1.1 million change in the same classifications in the previous year. This results from the change in timing of bi-weekly compensation as the fourth quarter of fiscal 2014 contained the extra fourteenth week and an increase in payments under the Company’s bonus incentive plan.

Net cash provided by investing activities was $7.4 million for the first nine months of fiscal 2015, while net cash used in investing activities was $11.1 million in the comparable prior year period. Redemptions of short-term investments were higher than cash used for purchases of short-term investments (primarily commercial paper) in the first nine months of fiscal 2015 by approximately $9.0 million; in the prior year period, purchases of short-term investments exceeded cash from redemption of short-term investments by approximately $8.0 million. Purchases of property and equipment decreased approximately $1.5 million between the two periods.

Net cash used in financing activities totaled $20.8 million for the nine months ended February 28, 2015, compared to $22.4 million in the prior year equivalent period. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $1.1 million more in fiscal 2015 compared to the same period in fiscal 2014. In addition, the Company used approximately $1.3 million less on purchases of its common stock in fiscal 2015 as compared to fiscal 2014. The Company used $20.3 million in the first nine months of fiscal 2015 to purchase approximately 1.3 million shares of its common stock on the open market versus $21.6 million in the first nine months of the prior fiscal year to purchase approximately 1.6 million shares of its common stock. The Company also paid dividends on its common stock of $8.7 million in the first nine months of fiscal 2015, approximately $831,000 higher than the year before; this change is due to the increase in the Company’s dividend rate of $0.01 per common share in fiscal 2015 compared to fiscal 2014. The Company’s board of directors declared a quarterly cash dividend of $0.08 per common share on January 27, 2015. The dividend of approximately $3.0 million, paid on March 19, 2015, is accrued in the Company’s Consolidated Balance Sheet as of February 28, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of February 28, 2015, we had $92.3 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government agency securities. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended February 28, 2015, approximately 17% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 82% of our balances of cash, cash equivalents and short-term investments as of February 28, 2015 were denominated in United States dollars. The remaining 18% was comprised primarily of cash balances translated from Japanese Yen, Canadian Dollars, Euros and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2015. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 28, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. A significant portion of our options outstanding awarded prior to fiscal 2012 are priced at more than the current per share market value of our stock, limiting the grants from those years as a significant incentive to retain employees.

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber-intrusions by computer hackers, foreign government, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. It is possible that our security controls over personal and other data may not prevent all unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others, which could lead to potential unauthorized disclosure of confidential Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The table below provides information regarding our stock repurchases made during the third quarter of fiscal 2015 under our stock repurchase program.

			Total Number of	Approximate Dollar
		Average	Shares	Value of Shares
	Total	Price	Purchased as	that May Yet be
	Number	Paid	Part of Publicly	Purchased Under the
	of Shares	per	Announced	April
Period	Purchased	Share	Program	2011 Program
November 30, 2014 — December 27, 2014	—	$—	—	$29,699,354
December 28, 2014 — January 24, 2015	93,400	$17.14	93,400	28,098,908
January 25, 2015 — February 28, 2015	315,061	$17.29	315,061	22,651,436

Total November 30, 2014 — February 28, 2015	408,461	$17.25	408,461	$22,651,436

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 9, 2015	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2015	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.22	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filing of October 28, 2014)

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.