Form 10-K
period 2015-05-30
RESOURCES CONNECTION INC
filed 2015-07-27
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 28, 2014 (the last trading day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $547,873,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 20, 2015, there were approximately 37,390,189 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

FORWARD LOOKING STATEMENTS

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 30, 2015 and May 25, 2013 consisted of 52 weeks while the year ended May 31, 2014 consisted of 53 weeks.

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

Overview

Resources Connection is a multinational consulting firm; its operating entities primarily provide services under the name Resources Global Professionals (“RGP” or the “Company”). The Company provides consulting and business initiative support services to its global client base in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory.

We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the new revenue recognition pronouncement; and remediation support

•	Information management services including strategy development; program and project management; business and technology integration; data strategy including security and privacy; and Business Performance Management

•	Corporate advisory, strategic communications and restructuring services

•	Corporate governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and information technology (“IT”) audits

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Conflict Minerals and Unique Device Identification compliance

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations

•	Legal and regulatory services with projects, secondments or tactical needs including commercial transactions; compliance initiatives; law department operations; and business strategy and litigation support

We were founded in June 1996 by a team at Deloitte LLP (“Deloitte”), led by our chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created the Company to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. We operate under the acronym RGP, branding for our operating entity name of Resources Global Professionals.

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

As of May 30, 2015, we employed or contracted with 2,516 consultants serving clients. Our consultants have professional experience in a wide range of industries and functional areas and tend to be in the latter third of their careers, many with advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based consulting work with many of the advantages of working for a traditional professional services firm.

We served a diverse base of over 1,700 clients during fiscal 2015, ranging from large multinational corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. As of May 30, 2015, we served our clients from 45 offices in the United States and from 23 offices within 19 countries abroad.

Our offices serve our multinational clients throughout the world with a client focus rather than from a regional/office perspective. To build our presence and ability to serve multinational clients, we have established new RGP offices in countries outside of the United States and completed a number of acquisitions prior to fiscal 2015 (including acquisitions in Australia, India, the Netherlands, Sweden and the United Kingdom).

Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Years Ended			% of Total
	May 30, 2015	May 31, 2014	% Change	May 30, 2015	May 31, 2014
North America	$492,207	$453,659	8.5%	83.3%	80.0%
Europe	59,350	76,960	(22.9)%	10.1	13.6
Asia Pacific	39,032	36,562	6.8%	6.6	6.4

Total	$590,589	$567,181	4.1%	100.0%	100.0%

See Note 14 — Segment Information and Enterprise Reporting — to the Consolidated Financial Statements for additional information concerning the Company’s domestic and international operations and Part I Item 1A. “Risk Factors — Our ability to serve clients internationally is integral to our strategy and our international activities expose us to additional operational challenges that we might not otherwise face” for information regarding the risks attendant to our international operations.

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

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced professionals in support of projects and initiatives in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek consultants and management with talent, integrity, enthusiasm and loyalty (“TIEL”, an acronym used frequently within the Company) to strengthen our team and support our ability to provide clients with high-quality services and solutions. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting quality clients.

•	Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2015, 48 of our 50 largest clients used more than one service line and 41 of those top 50 clients used three or more service lines; and 2) 46 of our largest 50 clients in fiscal 2011 remained clients in fiscal 2015 while 40 of our top 50 clients in 2008 were still clients in 2015. In addition, during fiscal 2015 our top 50 clients were served by an average of six RGP offices, demonstrating the breadth of our relationships with clients world-wide.

•	Build the RGP brand. Our objective is to build RGP’s reputation as the premier provider of project-based consulting services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,516 consultants and 742 management and administrative employees working from offices in 20 countries as of May 30, 2015. In addition, we have global, regional and local marketing efforts that reinforce the RGP brand.

Our Growth Strategy

Since inception, our growth has been primarily organic rather than via acquisition. We believe that we have significant opportunity for continued strong organic growth in our core business as the global economy strengthens and economic uncertainties decrease and that, in addition, we can grow opportunistically through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy evolves. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand name and reputation, supplemented by our global, regional and local marketing efforts. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multinational companies.

•	Expanding geographically. We have been expanding geographically to meet the demand for project professional services around the world and currently have offices in 20 countries. We believe, based upon our clients’ requests, that there are significant opportunities to promote growth globally. Consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may also add to our existing domestic office network when our existing clients have a need or if there is a new client opportunity.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as human capital; information management; governance, risk and compliance; supply chain management; legal and regulatory services; corporate advisory, strategic communications and restructuring services; and healthcare consulting. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 30, 2015, we employed or contracted with 2,516 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

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

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2015, we served over 1,700 clients from offices located in 20 countries. Our revenues are not concentrated with any particular client or within any particular industry. No single customer accounted for more than 10% of revenue for the years ended May 30, 2015, May 31, 2014 and May 25, 2013, and in fiscal 2015, our 10 largest clients accounted for approximately 16% of our revenues.

The clients listed below represent the multinational and industry diversity of our client base in fiscal 2015.

Aerojet Rocketdyne Holdings, Inc.	Makita Corporation
AIG	McKesson Corporation
American Express Company	MetLife, Inc.
BP p.l.c.	Phillips 66 Company
Caesars Entertainment, Inc.	Rabobank Group
Calumet Specialty Products Partners, L.P.	Royal Bank of Scotland
Citigroup Inc.	Syngenta International AG
ConocoPhillips	Tech Data Corporation
Kaiser Permanente	Tyco International
Kawasaki Heavy Industries, Ltd.	Unilever

Services and Products

RGP was founded with a business model and operating philosophy rooted in the support of client-led projects and consulting initiatives. Partnering with business leaders, we help clients implement internal initiatives. Often, we deliver our services to clients across multiple functional areas of expertise with consultants from several disciplines working on the same project. Our areas of core competency include: finance and accounting; information management; human capital; corporate advisory, strategic communications and restructuring services; legal and regulatory; governance, risk and compliance; supply chain management and healthcare solutions.

Finance & Accounting

RGP’s Finance and Accounting services encompass accounting operations, financial reporting, internal controls, financial analyses and business transactions. Clients utilize our services to bring accomplished talent to bear on internally driven change initiatives or externally mandated change, such as required Financial Accounting Standards Board (“FASB”) implementations, as well as day-to-day operational issues. We provide specialized skills and then transfer knowledge to clients in order to help them leverage their own personnel. RGP specializes in providing customized solutions to our clients’ most pressing business problems, through project management and providing access to full project teams for a specific initiative; but our scalability and global reach also put us in the ideal position to help organizations manage peak workload periods or add specific skill sets to ongoing client projects.

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

Sample Engagement — Revenue Recognition Assessment: Faced with the complexities of implementing the FASB’s new revenue recognition guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, a consumer products Fortune 500 client with world-wide operations engaged RGP to perform an assessment of its accounting policies and procedures, revenue reporting, and other related processes, including:

•	Using RGP’s proprietary revenue recognition evaluation tools to determine the impact of the new guidance, our consultants reviewed the client’s revenue streams and associated processes and sampled revenue related contracts

•	Researching and identifying the client’s current accounting application versus new revenue recognition requirements

•	Documenting conclusions reached regarding financial implications and developing a robust implementation roadmap and work plan, with explicit examples, including financial statement disclosure considerations

Sample Engagement — Merger of Two Firms to Create a Fortune 50 Company: When a global leader in financial services entered into an agreement to merge with another large global financial services company, RGP partnered with the integration team to ensure a successful merger. Our team of 50 professionals was tasked with:

•	Providing financial leadership with the integration planning phase of an expected three year integration process

•	Serving as team leads and actively participating in the overall merger integration program, including synergy tracking and reporting, and merger and integration expense tracking and reporting

•	Mapping the existing financial reporting structure to the revised structure for the new combined company

Sample Engagement — Financial Statement Carve-Out: After announcing its intention to divest one of its business units, our client, a provider of personal computer accessories, needed to report the business unit as a discontinued operation for all accounting periods presented in its next public filing, an annual report on Form 10-K, as well as subsequent quarterly and annual SEC filings until completion of the sale. To help with marketing the business unit, the client also needed to prepare audited financial statements for the business unit’s current and previous two years of operations on a stand-alone basis. The company had never prepared separate financial statements for this business unit and did not have sufficient capacity or knowledge within its financial reporting resources to do so. We completed the required financial statements, including:

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

Sample Engagement — Litigation Support: Sitrick was retained by a technology company to provide litigation support for a patent infringement suit the company was about to file against a much larger and better known competitor. Sitrick developed a communications strategy that resulted in the case being settled within two days of its filing.

Sample Engagement — Proxy Contest: Sitrick provided strategic communications counsel in a proxy contest launched against an Israeli company where a hedge fund was trying to take control of the board of directors. The company successfully maintained control of the board of directors.

Information Management

RGP’s Information Management practice provides planning and execution services in four primary areas: Program & Project Management; Business & Technology Integration; Data Strategy & Management; and IT Strategy & Advisory. By focusing on the initiative as defined by our clients, RGP can provide continuity of service from the creation or expansion of an overall IT strategy through post-implementation support. In addition to these services, we have expertise in a variety of technology solutions: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; human resources (“HR”) information systems; supply chain management systems; core finance and accounting systems; audit compliance systems; and financial reporting, planning and consolidation systems.

The following are examples of the core competencies of our Information Management practice:

Program & Project Management

•	PMO design & optimization

•	Project audit & assessments

•	Portfolio rationalization

•	Project Management & Recovery

Business & Technology Integration

•	Business analysis & process reengineering

•	System stabilization and optimization

•	System selection & implementation

•	Quality assurance & testing

Data Strategy & Management

•	Data analysis, conversion & integration

•	Business Intelligence (“BI”) strategy & execution

•	Data governance, security & quality management

•	Business Performance Management solutions

IT Strategy & Advisory

•	IT assessments & strategic planning

•	Merger planning & integration

•	Outsourcing & Shared Service strategy

•	Infrastructure, architecture & design services

Sample Engagement — Integration and Optimization of Significant Acquisition: A large publicly-traded entertainment conglomerate acquired a regional entity that provided home security and monitoring. Our client needed to integrate its existing ordering, billing, supply chain and installation systems with the acquired entity’s systems in order to sell and deliver these new capabilities across its current and prospective customer base. Working with the client’s implementation team, RGP’s activities included:

•	Serving as interim program manager and senior project manager

•	Linking and modifying the client’s existing sales programming to bundle the acquired home security/monitoring products

•	Modifying the existing equipment delivery systems capability to reduce the number of days to final install

Sample Engagement — BI Strategy/Implementation: A large state utility company required assistance in restarting and reenergizing a stalled enterprise-wide BI initiative focused on increasing overall data definition/management, analysis and reporting to support enterprise-wide business decision making. The RGP engagement consisted of:

•	Partnering with the client’s corporate stakeholder team to define the current state of the stalled BI initiative, redeveloping overall objectives/goals, and providing the framework/approach of how to restart and move forward towards a successful implementation and adoption

•	Leading the effort to gain stakeholder, management and end user buy-in for the initiative across the organization

•	Providing day to day Program Management oversight, focusing on partnering, advising and managing the redefined approach. Critical deliverables included requirements/process definition, data definition/management, report/dashboard definition and development, change management and training/adoption

Sample Engagement — Cyber Security Operations and Analysis Center (“CSOAC”) Design and Technology Selection: A United States federal electric power agency engaged RGP to design a cyber-security function to identify threats, weaknesses and vulnerabilities and to help prevent and mitigate attacks on its networks and systems. The CSOAC will focus on real time or near real time feed of security information from intrusion detection systems, firewalls and operating systems, and near real time vulnerability and configuration scans, including event correlation and analysis to prevent current and future cyber-security attacks. RGP activities included:

•	Serving as program manager, business analyst, and cyber-security advisor

•	Driving the initiative through project initiation, assessment, and planning phases

•	Leading the company through the necessary technology selection

Sample Engagement — System Redesign and Reimplementation: After spending $100 million on a large consulting firm’s unsuccessful implementation of SAP software, our client, a privately-held manufacturer and exporter of dairy products, engaged us to lead a system review, redesign and reimplementation initiative. As the Chief Information Officer’s strategic IT partner, RGP was responsible for activities such as:

•	Developing and leading the PMO

•	Performing a system review

•	Project managing the reimplementation and roll out of SAP

•	Redesigning the client’s custom manufacturing process and integrating it with SAP and Wonderware

•	Performing quality assurance tests

•	Providing end user training and post-go live support

Sample Engagement — Data Analytics PMO: RGP consultants assisted our client with the launch of a Data Analytics Program to better capitalize upon its leading data/analytics processes. The use of data to drive operating decisions has long been a fundamental element behind our client’s competitive positioning and an ongoing source of competitive advantage. Their data infrastructure was scaled up in 2014 to accommodate the increasing demand for new data in their enterprise data platform. The Data Analytics Program has enabled better decision making on pricing, customer segmentation, marketing and yield management. The RGP engagement consisted of:

•	Supporting program and project management for the Data Analytics Program

•	Developing the program structure, defining work streams and assigning appropriate team members

•	Identifying and tracking of key activities and milestones

•	Developing and managing the program budget

•	Communicating to key stakeholders

•	Evaluating and selecting tools/technology

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

Sample Engagement — Organizational Design: A Fortune 500 life insurance company wanted to design a new organizational and operating model to provide more efficient, “silo-free” operations. Partnering with RGP, our consultants provided subject-matter expertise on organizational design and an operating model development approach, process and content. Specifically, RGP supported the initiative by:

•	Conducting in-depth current state organizational reviews

•	Developing a comprehensive culture and change impact assessment to identify benefits and challenges of the new operating model

•	Evaluating the impact on human capital of a shared services center and off-shoring implementation

•	Presenting key aspects of the operating model design approach to management and staff and assessing potential interdependencies with other workstreams outside of the HR function

Sample Engagement — Implementation of HR system: A Fortune 500 provider of electronic products and services selected Workday as their world-wide HR system in order to improve HR workload and processes. The new system would replace the existing, manually intensive and inefficient spreadsheet based process, allowing HR management to focus on analysis rather than data development and reconciliation. RGP lead the initiative in the region by developing and implementing a deployment plan and assessing the impact and success of the software usage upon completion.

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

Commercial Transactions

•	Mergers and acquisitions integration, due diligence, divestitures and joint ventures

•	Contracts, including review, drafting and negotiation

•	Bankruptcy, corporate restructurings and workouts

Compliance Initiatives

•	Quarterly and annual SEC filings, annual meetings, proxy statements and corporate governance matters

•	Compliance policy development and implementation, compliance training, testing and reporting

Law Department Operations

•	Business process improvement/playbook development

•	Resource planning and benchmarking

•	Spend analysis and assessment

•	Technology assessment and implementation

Litigation Support

•	Litigation management and support, including document review and analysis, investigations and regulatory reviews

•	eDiscovery project management

Sample Engagement — Workflow Allocation and Unbundling: A publicly traded financial services company embarked on a significant acquisition effort, only to have the project sidelined by an antitrust review by the Department of Justice (“DOJ”). After engaging outside counsel to lead a Hart-Scott-Rodino filing and strategy negotiations, the client determined it needed an agile, lower-cost partner to support a massive second level review.

RGP was engaged to provide 15 experienced attorneys to prepare for the DOJ’s review. Our work involved significant analysis of business development, marketing and attorney-client documentation. Consultants’ responsibilities included technology-assisted review, project management, report writing and analytics.

Sample Engagement — Development and Implementation of Knowledge Management Tool: Our client, a multi-million dollar asset management firm, lacked an efficient tool for handling information related to their investment/private equity funds. As a result, in-house attorneys often started deals without the benefit of knowledge gleaned from previously negotiated agreements. Documents were difficult to locate, important deal information was lost, and providing information to regulators and third parties was often time consuming and inefficient.

Leveraging the expertise of one of our attorney consultants, a former general counsel for a financial services company with extensive technology expertise, RGP designed a knowledge management tool to increase efficiencies in the client’s deal flow and archiving process. RGP crafted a simple searchable database tool that provided an effective way to access, retrieve, archive and leverage important deal information. RGP also conducted a gap analysis on missing deal documents and developed training to ensure attorney buy-in and acceptance.

Sample Engagement — Unbundling Support for M&A Activity: Our client, a world leader in the in-flight entertainment and communication solutions business, turned to RGP for supplemental support and expertise in connection with a buy-side acquisition. The client’s general counsel engaged us to supplement the bandwidth of the in-house team. Our consultants drove the diligence process, collaborated extensively with internal business units and, working closely with lead outside counsel who focused on the strategy and structure of the deal, assisted in the drafting of deal documents. By multi-sourcing the work needed to support the transaction, the client reduced its legal spend on the deal significantly.

Sample Engagement — Unbundling Fact Finding Activities in Class Action Litigation: Challenged with the process of managing a massive wage and hour class action lawsuit, our client, a multinational publicly-traded food service chain, engaged RGP to provide a seasoned team of attorneys to conduct employee interviews critical to revealing issues important in responding to the class certification process.

After conducting the interviews, our consultants teamed with the client and outside counsel to determine the merit and relevancy of each declaration. The project was completed rapidly over a two-week period and the client reported significant cost savings versus traditional solutions.

Supply Chain Management

RGP’s Supply Chain Management practice assists clients in the planning, execution, maintenance and troubleshooting of complex supply chain systems and processes. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our core competencies include:

Supply Chain Strategy and Advisory

•	Supply chain technology and strategic planning

•	Merger planning and integration

•	Organizational design, alignment, process, policies and procedures

Procurement and Supplier Management

•	Strategic sourcing

•	Contract and supplier relationship management

•	Procure-to-pay

Logistics and Materials Management

•	Inventory and transportation management

•	Distribution network analysis

•	Reverse logistics

Supply Chain Planning and Forecasting

•	Sales and operations planning

•	Demand and supply planning

•	Production planning

Manufacturing and Operations

•	Manufacturing assessment and strategy

•	Production process

•	LEAN/Six Sigma

Supply Chain Risk and Compliance

•	Risk assessments

•	Regulatory compliance

•	Third party oversight

Sample Engagement — Vendor Risk Management Software Selection and Monitoring: A major publicly-traded financial services company wanted to effectively and proactively identify and manage previously unaddressed significant vendor risks. Working collaboratively, a cross-functional team of client personnel and RGP consultants developed a comprehensive vendor performance monitoring function. The team identified three key project work streams: 1) establishment of solutions to support and maintain the client’s third party vendor management processes, systems, standards and metrics tracking; 2) development of user guides and materials and training on the selected software tool to support the function; 3) development and support of the day to day processes to ensure compliance with regulations, guidelines and firm requirements. Specifically, RGP was responsible for:

•	Developing the framework and vendor scorecards

•	Conducting Certification and Governance Maturity assessments

•	Conducting on-site vendor assessments, certification and governance

•	Developing program processes, policies and procedures

•	Assisting with management of the selected software implementation

Sample Engagement — Procure-to-Pay Assessment: A large multinational consumer electronic company needed assistance in conducting an assessment of its Procure-to-Pay process to review performance and to identify recommendations to fill gaps. The client had two primary goals: 1) to assess the current state; and 2) to provide insights on the future state, with comparison to leading practices and a high-level implementation roadmap. RGP, acting in project management and business analyst roles, was tasked with:

•	Documenting the current process, controls and policies and procedures

•	Outlining benefits of using the new Oracle system

•	Providing analysis of current staff skills and appropriate staff size

•	Providing recommendations on procure to pay strategy, priorities, organizational structure, risks and dependencies

•	Assessing supplier selection, certification and performance monitoring

•	Developing recommendations for future state, including ways to maximize effectiveness and efficiency, optimizing cost structures and mitigating risk exposures

Sample Engagement — Strategic Sourcing: Using the end-to-end strategic sourcing/category excellence methodology, our consultants helped a large multinational transportation company develop an approach and methodology to achieve multi-million dollar cost savings. Specifically, RGP helped by:

•	Analyzing ocean, rail and air freight spend and developing a sourcing strategy that identified over $4 million in annual savings

•	Negotiating new contracts and, working with a third party, performing audit finding recoveries

•	Analyzing new partnerships with vendors to ensure that transportation vehicles were filled to optimal capacity

Sample Engagement — Conflict Minerals Compliance: For a large, global technology component manufacturer, RGP helped address its complex global supply chain related to compliance requirements adopted by the SEC pursuant to Dodd Frank Section 1502. RGP’s Conflict Minerals compliance team applied their deep functional experience in supply chain management and risk assessment and engaged with the client’s designated team to design and deploy a customized end-to-end Conflict Minerals compliance program, including Reasonable Country of Origin Inquiry (“RCOI”) and due diligence process design. RGP project activities included:

•	Providing advisory services to support the global roll out of their Conflict Minerals compliance program

•	Designing and deploying an RCOI and due diligence process for more than 17,000 suppliers and 300,000 items, utilizing policyIQ, RGP’s proprietary content management application, to issue questionnaires and aggregate partner-level and supplier-level responses

•	Designing a supplier training program to build awareness of client requirements and objectives to achieve compliance

•	Developing an auditable “Standard Operating Procedure” aligned with the Organisation for Economic Co-Operation and Development five-step framework

•	Developing an RCOI evaluation, validation, and risk assessment process

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

Sample Engagement — Internal Audit Co-Sourcing and Internal Control Framework: A global insurance provider engaged RGP to provide co-sourced internal audit functions as well as to implement their Internal Control Framework (“ICF”). After identifying high risk projects and processes in the IT function, we assisted with the following deliverables:

•	Planning and designing the audit approach to be used across the enterprise for engagements

•	Performing testing and evaluation of results in order to prepare draft audit reports

•	Producing final audit reports in the required format utilizing the client’s auditor assistant database system

For the ICF project, RGP consultants were deployed in the US and internationally to document and review accounting and IT processes and controls and to provide recommendations for improvement.

Sample Engagement — Banking Compliance Support: Our client, a Fortune 500 financial services company, wanted to develop and implement a more formal approach to the assessment of the company’s regulatory risk profile. Previously, decisions on assessment of regulatory risk were more of an intuitive exercise than a formalized methodology. To help the client evolve its process, RGP was responsible for the entire project, including:

•	Identifying risk topics for each product type (real estate loans, consumer loans, credit cards, deposits, trusts and others)

•	Determining gaps in regulation coverage

•	Creating risk statements for each product

•	Defining the inherent and control risk definitions

•	Building and scoring the templates to be used to document the efforts

The final deliverable allowed bank management to better allocate limited resources to maximize coverage of critical compliance issues using the quantifiable basis of risk assessment. Ultimately, RGP consultants deployed the methodology through other facets of the company’s operation, including property/casualty and life insurance and investment management.

Sample Engagement — Audit IT Security Controls: The CIO of a global healthcare company headquartered in Europe planned a series of global IT audits. Working as a part of a client team, RGP was responsible for an assessment of the maturity of the IT security organization, implementation of the IT security governance model, conducting a series of interviews with top management stakeholders in the IT organization, and transfer of knowledge on audit techniques.

Sample Engagement — Global Sarbanes Implementation: The CFO of a privately-held international manufacturer of building products wanted to help enhance the company’s ability to compete for capital by becoming Sarbanes compliant.

RGP implemented Sarbanes at over 100 sites across 14 countries. Our international team of 32 consultants served as the client’s lead IT project manager, Sarbanes experts and team leads to ensure finance, operations and IT compliance with initial Sarbanes’ requirements and to provide the education and knowledge transfer to help ensure future compliance. Specific duties included: planning, scheduling, documentation, segregation of duties analysis, end-user computing analysis, testing, and remediation.

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

RGP’s policyIQ is our proprietary cloud-based GRC software application, enabling the focused management of a wide range of GRC processes, including Risk Assessments, Sarbanes Compliance, Foreign Corrupt Practices Act, Policy and Procedure Management, Internal Audit Programs, Anti-Corruption Compliance and Conflict Minerals Compliance. PolicyIQ can be implemented quickly to manage a specific aspect of an overall GRC program, or easily scaled to integrate multiple initiatives, allowing the organization to realize greater efficiency. Additionally, our engagement teams often utilize policyIQ as a tool to assist in the efficient collection, storing and review of project workpapers, deliverables and other critical project content. Business problems that our clients have used policyIQ to resolve include:

•	Sarbanes Compliance Management: Clients use policyIQ to manage their entire Sarbanes compliance program, from risk assessment through remediation tracking. Electronic forms automate quarterly certifications, and reporting allows all stakeholders insight into the status of Sarbanes compliance at any time.

•	Policy and Procedure Management: With policyIQ as the central location for all organizational policies and procedures, all employees have access to the most current documentation — and using electronic forms, can easily document annual proof of compliance.

•	Internal Audit Programs: Companies use policyIQ to capture workpapers electronically, gathering all evidence in a central location and assigning testing to the appropriate auditors. With robust reporting, audit managers have oversight into the process and with built-in workflow, audits can flow through appropriate channels of approval.

•	Conflict Minerals Compliance: RGP brings policyIQ to every Conflict Minerals engagement as a robust technology platform for the management of all aspects of the compliance program. PolicyIQ offers a central location for the retention and update of documentation, accessible by both the company and all of its impacted suppliers.

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

We believe that our ability to deliver professional services successfully to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual’s particular office and the individual. We also share across the Company the best and most effective practices of our highest achieving offices and use this as an introductory tool with new managing directors. New managing directors also spend time with another practice, partnering with experienced managing directors and other senior management personnel. This allows the veteran managing directors to share their success stories, foster the culture of the Company with new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide centralized administrative, marketing, finance, HR, IT, legal and real estate support. Our financial reporting is also centralized in our corporate service center. This center handles invoicing, accounts payable and collections, and administers HR services including employee compensation and benefits administration for North American offices. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. In addition, in North America, we have a corporate networked IT platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and consultant development.

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

Employees

As of May 30, 2015, we had a total of 3,258 employees, including 742 corporate and local office employees and 2,516 consultants. Our employees are not covered by any collective bargaining agreements.

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

We have historically used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. A significant portion of our options outstanding awarded prior to fiscal 2012 are priced at more than the current per share market value of our stock, limiting the grants from those years as a significant incentive to retain employees.

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. It is possible that our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 30, 2015, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

Delaware corporate law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for your shares. These provisions:

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•	prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 66 2⁄3 % majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

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

We believe that establishing, maintaining and enhancing the RGP and Resources Global Professionals brand name is essential to our business. We have applied for United States and foreign registrations on these service marks. We have previously obtained United States registrations on our Resources Connection service mark and puzzle piece logo, Registration No. 2,516,522 registered December 11, 2001; No. 2,524,226 registered January 1, 2002; and No. 2,613,873, registered September 3, 2002, as well as certain foreign registrations. On March 29, 2013, we filed a United States trademark application for our RGP service mark and puzzle piece logo, Serial No. 85/890,836 as well as United States trademark applications on our RGP service mark, puzzle piece and tag line, Serial No. 85/890,838; our RGP Healthcare service mark and puzzle piece logo, Serial No. 85/890,839; our RGP Legal service mark and puzzle piece logo, Serial No. 85/890,843; and our RGP Search service mark and puzzle piece logo, Serial No. 85/890,845. We received approval of these applications and registration was granted as of December 2, 2014.

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

In 2014, we developed a software product for the healthcare industry to address enterprise-wide incident management and patient safety issues. We have applied for registration in the United States and in the appropriate jurisdictions on the service mark for this product. On February 13, 2014, we filed a Nonprovisional Application, App. No. H180290, with the United States Patent Office for patent protection for this invention. There is no guarantee that this pending patent application will be approved. In addition, if our patent application is approved, third parties may knowingly or unknowingly infringe our proprietary rights and third parties may challenge the proprietary rights held by us. In any or each of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of May 30, 2015, we maintained 45 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Phoenix, Arizona	Honolulu, Hawaii	Cincinnati, Ohio
Irvine, California (2)	Chicago, Illinois	Cleveland, Ohio
Los Angeles, California (2)	Oakbrook Terrace, Illinois	Columbus, Ohio
Sacramento, California	Indianapolis, Indiana	Tulsa, Oklahoma
Santa Clara, California	Boston, Massachusetts	Portland, Oregon
San Diego, California	Detroit, Michigan	Philadelphia, Pennsylvania
San Francisco, California	Minneapolis, Minnesota	Pittsburgh, Pennsylvania
Walnut Creek, California	Kansas City, Missouri	Nashville, Tennessee
Woodland Hills, California	St. Louis, Missouri	Dallas, Texas
Denver, Colorado	Las Vegas, Nevada	Houston, Texas
Hartford, Connecticut	Parsippany, New Jersey	San Antonio, Texas
Stamford, Connecticut	Princeton, New Jersey	Seattle, Washington
Fort Lauderdale, Florida	New York, New York	Milwaukee, Wisconsin
Tampa, Florida	Charlotte, North Carolina	Washington, D.C. (McLean, Virginia)
Atlanta, Georgia

As of May 30, 2015, we maintained 23 international offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Dublin, Ireland	Hong Kong, People’s Republic of China
Brussels, Belgium	Milan, Italy	Shanghai, People’s Republic of China
Calgary, Canada	Tokyo, Japan	Manila, Philippines
Toronto, Canada	Mexico City, Mexico	Singapore
Paris, France	Amsterdam (Utrecht), Netherlands	Seoul, South Korea
Frankfurt, Germany	Oslo, Norway	Stockholm, Sweden
Bangalore, India	Beijing, People’s Republic of China	Taipei, Taiwan
Mumbai, India		London, United Kingdom

Our corporate offices are located in Irvine, California. We own an approximately 56,200 square foot office building in Irvine, California, of which we occupied approximately 38,000 square feet as of May 30, 2015, including space occupied by our Orange County, California practice. Approximately 18,200 square feet is leased to independent third parties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 6, 2015 was 36 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2015:
First Quarter	$15.79	$11.90
Second Quarter	$15.87	$13.04
Third Quarter	$18.23	$15.09
Fourth Quarter	$17.90	$15.69
Fiscal 2014:
First Quarter	$13.74	$10.95
Second Quarter	$13.86	$11.67
Third Quarter	$14.98	$12.94
Fourth Quarter	$14.96	$12.07

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we paid a dividend of $0.08 per share of common stock during each quarter in fiscal 2015 and $0.07 per share of common stock during each quarter in fiscal 2014. On April 28, 2015, our board of directors declared a regular quarterly dividend of $0.08 per share of our common stock. The dividend was payable on June 18, 2015 to stockholders of record at the close of business on May 21, 2015. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our credit agreement and other agreements, and other factors deemed relevant by our board of directors.

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

The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2015 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the April 2011 Program
March 1, 2015 — March 28, 2015	—	$—	—	$22,651,436
March 29, 2015 — April 25, 2015	75,000	$16.64	75,000	21,403,084
April 26, 2015 — May 30, 2015	289,415	$16.20	289,415	16,713,699

Total March 1, 2015 — May 30, 2015	364,415	$16.29	364,415	$16,713,699

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of eleven companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the five years ended May 30, 2015. The graph assumes $100 was invested on May 28, 2010 in our common stock and in each index (based on prices from the close of trading on May 28, 2010), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

	For the Fiscal Years Ended
	May 28, 2010	May 28, 2011	May 26, 2012	May 25, 2013	May 31, 2014	May 30, 2015
Resources Connection, Inc.	$100.00	$88.36	$76.50	$71.28	$82.42	$106.38
Russell 3000	$100.00	$127.04	$124.67	$159.42	$192.22	$215.01
SIC Code 8742 — Management Consulting	$100.00	$113.49	$106.18	$149.55	$179.56	$220.92
Peer Group	$100.00	$111.94	$107.96	$135.90	$161.38	$174.48

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

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 47 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 33. The Consolidated Statements of Operations data for the years ended May 26, 2012 and May 28, 2011 and the Consolidated Balance Sheet data at May 25, 2013, May 26, 2012 and May 28, 2011 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 30, 2015, May 31, 2014 and May 25, 2013 and the Consolidated Balance Sheet data at May 30, 2015 and May 31, 2014 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 30, 2015	May 31, 2014 (1)	May 25, 2013	May 26, 2012	May 28, 2011
	(In thousands, except per common share and other data)
Revenue	$590,589	$567,181	$556,334	$571,763	$545,546
Direct cost of services, primarily payroll and related taxes for professional services employees	362,227	351,359	342,040	352,524	335,071

Gross margin	228,362	215,822	214,294	219,239	210,475
Selling, general and administrative expenses	173,797	172,531	168,318	170,992	172,622
Employee portion of contingent consideration (2)	—	—	—	(500)	—
Contingent consideration adjustment (3)	—	—	—	(33,440)	(25,852)
Amortization of intangible assets	918	1,688	1,694	3,364	5,030
Depreciation expense	3,389	3,628	4,580	5,731	7,223

Income from operations	50,258	37,975	39,702	73,092	51,452
Interest income	(148)	(168)	(175)	(252)	(473)

Income before provision for income taxes	50,406	38,143	39,877	73,344	51,925
Provision for income taxes (4)	22,898	18,257	19,373	32,202	27,070

Net income	$27,508	$19,886	$20,504	$41,142	$24,855

Net income per common share:
Basic	$0.73	$0.51	$0.50	$0.94	$0.54

Diluted	$0.72	$0.51	$0.50	$0.94	$0.53

Weighted average common shares outstanding:
Basic	37,825	39,216	41,108	43,541	46,124

Diluted	38,248	39,307	41,151	43,599	46,489

Cash dividends declared per common share	$0.32	$0.28	$0.24	$0.20	$0.16

Other Data:
Number of offices open at end of year	68	68	73	77	80
Total number of consultants on assignment at end of year	2,516	2,401	2,208	2,317	2,249
Cash dividends paid	$11,748	$10,625	$9,497	$8,306	$5,538

(1)	The year ended May 31, 2014 consisted of 53 weeks. All other years presented consisted of 52 weeks.
(2)	During the year ended May 26, 2012, the Company determined that the estimated contingent consideration accrued in a prior year and potentially payable to employees related to the Sitrick Brincko Group acquisition would not be payable and the accrual was reversed.
(3)

The contingent consideration adjustment includes a net reduction of the contingent consideration liability related to the purchase of Sitrick Brincko Group of $33.4 million and $25.9 million for the years ended May 26, 2012 and May 28, 2011, respectively. The fiscal 2012 and fiscal 2011 net adjustments are related to revised estimates of fair value of contingent consideration based upon updates to the probability weighted assessment of various projected average earnings before interest, taxes, depreciation and amortization (“EBITDA”) scenarios associated with the acquisition of Sitrick Brincko Group.
(4)	The year ended May 28, 2011 includes the establishment of valuation allowances of $1.5 million on deferred tax assets, including certain foreign operating loss carryforwards.

	May 30,	May 31,	May 25,	May 26,	May 28,
	2015	2014	2013	2012	2011
	(Amounts in thousands)
Cash, cash equivalents, short-term investments and U.S. government agency securities	$112,238	$114,277	$119,012	$128,115	$144,873
Working capital	152,760	150,287	155,844	166,584	182,675
Total assets	416,981	420,078	417,640	430,719	476,397
Stockholders’ equity	340,452	345,761	352,327	365,868	372,726

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

RGP is a multinational consulting firm that provides consulting and business initiative support services to its global client base in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory. We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the new requirements for revenue recognition; and remediation support;

•	Information management services including strategy development; program and project management; business and technology integration; data strategy, including data security and privacy; and Business Performance Management;

•	Corporate advisory, strategic communications and restructuring services;

•	Corporate governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and IT audits;

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Conflict Minerals and Unique Device Identification compliance;

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations; and

•	Legal and regulatory services with projects, secondments or tactical needs including commercial transactions; compliance initiatives; law department operations and business strategy; and litigation support.

We were founded in June 1996 by a team at Deloitte, led by our chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created Resources Connection to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte until April 1999. In April 1999, we completed a management-led buyout in partnership with several investors. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. We operate under the acronym RGP, branding for our operating entity name of Resources Global Professionals.

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of May 30, 2015, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international offices are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5% of our revenue for each of the years ended May 30, 2015, May 31, 2014 and May 25, 2013. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts, if any, is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2015 and 2013 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks, such as fiscal 2014, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.08 per share for each quarter during fiscal 2015 and $0.07 per share for each quarter of fiscal 2014) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.5 years for non-officers and 7.5 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
	(Amounts in thousands)
Revenue	$590,589	$567,181	$556,334
Direct cost of services	362,227	351,359	342,040

Gross margin	228,362	215,822	214,294
Selling, general and administrative expenses	173,797	172,531	168,318
Amortization of intangible assets	918	1,688	1,694
Depreciation expense	3,389	3,628	4,580

Income from operations	50,258	37,975	39,702
Interest income	(148)	(168)	(175)

Income before provision for income taxes	50,406	38,143	39,877
Provision for income taxes	22,898	18,257	19,373

Net income	$27,508	$19,886	$20,504

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.3	61.9	61.5

Gross margin	38.7	38.1	38.5
Selling, general and administrative expenses	29.4	30.4	30.3
Amortization of intangible assets	0.2	0.3	0.3
Depreciation expense	0.5	0.7	0.8

Income from operations	8.6	6.7	7.1
Interest income	—	—	(0.1)

Income before provision for income taxes	8.6	6.7	7.2
Provision for income taxes	3.9	3.2	3.5

Net income	4.7%	3.5%	3.7%

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

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
	(Amounts in thousands)
Net income	$27,508	$19,886	$20,504
Adjustments:
Amortization of intangible assets	918	1,688	1,694
Depreciation expense	3,389	3,628	4,580
Interest income	(148)	(168)	(175)
Provision for income taxes	22,898	18,257	19,373

EBITDA	54,565	43,291	45,976
Stock-based compensation expense	5,989	6,519	7,188

Adjusted EBITDA	$60,554	$49,810	$53,164

Revenue	$590,589	$567,181	$556,334

Adjusted EBITDA Margin	10.3%	8.8%	9.6%

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

Year Ended May 30, 2015 Compared to Year Ended May 31, 2014

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $23.4 million, or 4.1%, to $590.6 million for the year ended May 30, 2015 from $567.2 million for the year ended May 31, 2014. While we deliver our services to clients in a similar fashion across the globe, in fiscal 2015 revenue increased in North America and Asia Pacific but declined in Europe as compared to fiscal 2014. In light of continuing global economic uncertainty, we believe that certain geographic sectors of our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in most European markets. Results in fiscal 2015 consisted of 52 weeks while fiscal 2014 consisted of 53 weeks. Revenue during the extra week of fiscal 2014 (which included the Memorial Day holiday in the United States) was $9.8 million. Excluding this extra week in fiscal 2014, revenue in fiscal 2015 increased $33.2 million (6.0%) over the fiscal 2014 amount. Comparing the 52-week period in fiscal 2015 to the 53-week period in fiscal 2014, the number of hours worked increased 8.1% compared to the prior year, offset by a 4.0% decrease in average bill rates from the prior year.

The number of consultants on assignment at the end of fiscal 2015 was 2,516 compared to the 2,401 consultants engaged at the end of fiscal 2014 (the average number of consultants assigned was 2,487 in fiscal 2015 compared to 2,254 in fiscal 2014).

We operated 68 offices (23 abroad) at both May 30, 2015 and May 31, 2014. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Years Ended			% of Total
	May 30, 2015	May 31, 2014	% Change	May 30, 2015	May 31, 2014
North America	$492,207	$453,659	8.5%	83.3%	80.0%
Europe	59,350	76,960	(22.9)%	10.1	13.6
Asia Pacific	39,032	36,562	6.8%	6.6	6.4

Total	$590,589	$567,181	4.1%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our revenue can be impacted. Using the comparable fiscal 2014 conversion rates, international revenues would have been higher than reported under GAAP by $8.8 million for the year ended May 30, 2015. Using these constant currency rates, the increase in revenue in North America and Asia Pacific would have been 8.8% and 12.1%, respectively, while the decline in Europe would have been 15.5%.

The strengthening of the U.S. dollar against most of the currencies of the international countries in which we operate was partially the cause of the average bill rate decline. Using the same exchange rates in fiscal 2015 as in fiscal 2014, the average bill rate would have decreased 2.4%. Average bill rates were also adversely impacted by a significant client engagement in the Philippines where bill rates are lower than most metropolitan areas.

Direct Cost of Services. Direct cost of services increased $10.8 million, or 3.1%, to $362.2 million for the year ended May 30, 2015 from $351.4 million for the year ended May 31, 2014. Comparing fiscal 2015 to fiscal 2014, direct cost of services increased primarily because of an 8.1% increase in hours worked, partially offset by a 4.8% decrease in the average consultant pay rate per hour. As noted above, fiscal 2015 consisted of 52 weeks while fiscal 2014 consisted of 53 weeks; we estimate that fiscal 2014 direct cost of services included an additional approximate $5.9 million because of this extra week. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) was 61.3% and 61.9% for the years ended May 30, 2015 and May 31,

2014, respectively. The improvement in the direct cost of services percentage resulted primarily from a favorable change in the bill rate/pay rate relationship (bill rates were down 4.0% overall while the pay rate average decreased 4.8%). Average pay rates also decreased because of the strengthening U.S. dollar (similar to impact on average bill rates) and a significant client engagement in the Philippines where bill rates are lower than most metropolitan areas.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses (“S, G & A”). S, G & A increased $1.3 million, or 0.8%, to $173.8 million for the year ended May 30, 2015 from $172.5 million for the year ended May 31, 2014. However, S, G & A decreased as a percentage of revenue from 30.4% in fiscal 2014 to 29.4% in fiscal 2015. Management and administrative head count was 742 at the end of fiscal 2015 and 712 at the end of fiscal 2014. The increase in S, G & A between the two fiscal periods was primarily attributable to headcount additions and related costs in U.S. offices experiencing growth. Comparing total S, G &A in fiscal 2015 to an adjusted 52-week fiscal 2014, S, G & A would have increased about 2.1%.

Sequential Operations. On a sequential quarter basis, fiscal 2015 fourth quarter revenue increased 1.4% to $148.8 million from $146.8 million, and hours worked improved 2.6% while bill rates were down 1.7%. The decrease in bill rates is attributable to the strengthening of the U.S. dollar against currencies in most of our foreign operations. The Company’s sequential revenue increased in North America (0.3%) and Asia Pacific (17.4%), and was flat in Europe; on a constant currency basis, sequential revenue increased in North America (0.4%), Asia Pacific (18.5%) and Europe (5.9%). In addition, while the fourth quarter contained the Memorial Day holiday in the U.S., the third quarter included the Christmas, New Year’s and Chinese New Year’s holidays.

The direct cost of services percentage improved from 62.7% in the third quarter to 61.2% in the fourth quarter. This improvement is primarily attributable to only one compensated holiday in the United States during the fourth quarter compared to two in the third quarter and the declining impact of payroll taxes as the calendar year progresses.

S, G & A expenses decreased $1.0 million from the quarter ended February 28, 2015 to the quarter ended May 30, 2015, primarily as a result of the declining impact of payroll taxes as the calendar year progresses and reduced spending for marketing. The leverage of S, G & A expenses improved to 28.5% in the fourth quarter of fiscal 2015 compared to 29.6% in the third quarter. This was attributable to the improved revenue in the fourth quarter, which provided leverage on certain fixed expenses, such as rent, in the fourth quarter.

Amortization and Depreciation Expense. Amortization of intangible assets decreased from $1.7 million in fiscal 2014 to $918,000 in fiscal 2015. During fiscal 2015, virtually all of the Company’s intangible assets were fully amortized except for a $90,000 remaining balance as of May 30, 2015. The remaining balance will be amortized during the fiscal year ending May 28, 2016. After fiscal 2016, absent an acquisition, there will be no remaining unamortized balances of intangible assets.

Depreciation expense decreased from $3.6 million for the year ended May 31, 2014 to $3.4 million for the year ended May 30, 2015. Depreciation decreased as a number of assets were fully depreciated during fiscal 2014 and fiscal 2015.

Interest Income. Interest income declined to $148,000 in fiscal 2015 compared to $168,000 in fiscal 2014. The decrease in interest income is the result of lower cash balances available for investment in fiscal 2015. The Company has invested available cash in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. As of May 30, 2015, the Company had $25.0 million of investments in commercial paper and U.S. Government Agency securities with remaining maturity dates between three months and one year from the balance sheet date which are classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $18.3 million (effective rate of 47.9%) for the year ended May 31, 2014 to $22.9 million (effective rate of 45.4%) for the year ended May 30, 2015. The provision for taxes in both fiscal 2015 and fiscal 2014 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The increase in the provision for income taxes is because of higher pretax income, primarily from the U.S. The effective tax rate decreased because of higher U.S. pretax income coupled with lower international pretax losses. Decreased losses from countries with valuation allowances allow the tax expense to be spread over a higher pretax base, which lowers the effective tax rate. The effective tax rate in both fiscal years disproportionally magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). Based upon current economic circumstances, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.2 million and $2.1 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2015 and 2014, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Years Ended			% of Total
	May 31, 2014	May 25, 2013	% Change	May 31, 2014	May 25, 2013
North America	$453,659	$436,025	4.0%	80.0%	78.4%
Europe	76,960	83,441	(7.8)%	13.6	15.0
Asia Pacific	36,562	36,868	(0.8)%	6.4	6.6

Total	$567,181	$556,334	1.9%	100.0%	100.0%

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

Direct Cost of Services. Direct cost of services increased $9.4 million, or 2.7%, to $351.4 million for the year ended May 31, 2014 from $342.0 million for the year ended May 25, 2013. Direct cost of services increased primarily because of a 3.5% increase in hours worked compared to the prior year while the average consultant pay rate per hour was flat compared to the prior year. As noted above, fiscal 2014 consisted of 53 weeks while fiscal 2013 consisted of 52 weeks; we estimate this added approximately $5.9 million to the total of direct cost of services for fiscal 2014. The direct cost of services percentage was 61.9% and 61.5% for the years ended May 31, 2014 and May 25, 2013, respectively. The increase in the direct cost of services percentage resulted primarily from an unfavorable change in the bill rate/pay rate relationship (bill rates were down 1.6% overall compared to no change in pay rate average) offset by a decrease in zero margin client reimbursements.

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

Sequential Operations. On a sequential quarter basis, fiscal 2014 fourth quarter revenue increased 18.2% to $156.8 million from $132.7 million, hours worked improved 18.4% and bill rates were flat. The improvement in hours worked is partially attributable to the 14th week of activity in the fourth quarter as compared to the 13 week quarter in the third quarter; revenue during the extra week was approximately $9.8 million, including the Memorial Day holiday. In addition, while the fourth quarter contained the Memorial Day holiday, the third quarter included the Thanksgiving, Christmas and New Year’s holidays. The direct cost of services percentage decreased from 64.0% in the third quarter to 61.1% in the fourth quarter. This decrease is primarily attributable to the absence of paid holidays in the United States during the fourth quarter, the declining impact of payroll taxes as the calendar year progresses and improvement in the bill rate/pay rate ratio. The direct cost of services percentage was also negatively impacted by approximately $331,000 related to the European headcount reduction that affected consultants in the fourth quarter.

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

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 30, 2015. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 30, 2015	Feb. 28, 2015	Nov. 29, 2014	Aug. 30, 2014	May 31, 2014 (1)	Feb. 22, 2014	Nov. 23, 2013	Aug. 24, 2013
	(In thousands, except net income per common share)
Revenue	$148,814	$146,832	$151,496	$143,447	$156,783	$132,725	$145,969	$131,704
Direct cost of services, primarily payroll and related taxes for professional services employees	90,953	91,991	92,061	87,222	95,841	84,960	88,564	81,994

Gross margin	57,861	54,841	59,435	56,225	60,942	47,765	57,405	49,710
Selling, general and administrative expenses	42,464	43,478	43,576	44,279	46,194	41,604	43,121	41,612
Amortization of intangible assets	30	62	402	424	426	424	421	417
Depreciation expense	847	839	849	854	881	877	909	961

Income from operations	14,520	10,462	14,608	10,668	13,441	4,860	12,954	6,720
Interest income	(34)	(37)	(39)	(38)	(45)	(41)	(43)	(39)

Income before provision for income taxes	14,554	10,499	14,647	10,706	13,486	4,901	12,997	6,759
Provision for income taxes	6,446	4,510	6,631	5,311	6,627	2,622	5,902	3,106

Net income	$8,108	$5,989	$8,016	$5,395	$6,859	$2,279	$7,095	$3,653

Net income per common share (2):
Basic	$0.22	$0.16	$0.21	$0.14	$0.18	$0.06	$0.18	$0.09

Diluted	$0.21	$0.16	$0.21	$0.14	$0.18	$0.06	$0.18	$0.09

(1)	The quarter ended May 31, 2014 consists of fourteen weeks. All other quarters presented consist of thirteen weeks.
(2)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows annually from operations since inception, and we continued to do so during the year ended May 30, 2015. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

At May 30, 2015, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for property and equipment, expiring at various dates through September 2025. At May 30, 2015, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 30, 2015:

	Payments Due by Period
	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	Therafter
	(Amounts in thousands)
Operating lease obligations	$40,047	$10,549	$14,431	$7,405	$7,662

Purchase obligations	$1,147	$492	$555	$100	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2015, unless extended by the parties. As of May 30, 2015, the Company had approximately $1.9 million available under the terms of the Credit Agreement, as Bank of America has issued approximately $1.1 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 30, 2015, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $31.8 million and $32.0 million in cash in fiscal 2015 and fiscal 2014, respectively. Cash provided by operations in fiscal 2015 resulted from net income of $27.5 million and net favorable non-cash reconciling adjustments of $11.1 million (principally depreciation and amortization and stock-based compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were a net use of cash of $6.9 million; the primary driver of the use was the increase in the Company’s accounts receivable as of the end of the fiscal year because of higher weekly revenues as compared to the same period of the prior fiscal year. In fiscal 2014, cash provided by operations resulted from net income of $19.9 million and net favorable non-cash reconciling adjustments of $14.0 million (principally depreciation and amortization and stock-based compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were a net use of cash of $1.9 million. Stock-based compensation expense does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and purchase of stock through the Company’s ESPP and was relatively the same between fiscal 2015 and fiscal 2014. In addition, non-cash depreciation and amortization fell in fiscal 2015 as certain assets were fully amortized in fiscal 2014.

Net cash provided by investing activities was $6.6 million for fiscal 2015 compared to net cash used of $12.7 million for fiscal 2014. Cash received from the redemption of short-term investments (primarily commercial paper), net of cash used to purchase short-term investments, resulted in cash provided of $9.0 million in fiscal 2015 compared to a use of cash in fiscal 2014 of $9.0 million. The Company spent approximately $1.4 million less on property and equipment in fiscal 2015 compared to fiscal 2014.

Net cash used in financing activities totaled $28.9 million for the year ended May 30, 2015, compared to $32.9 million for the year ended May 31, 2014. The Company received approximately $9.1 million in fiscal 2015 from the exercise of employee stock options and issuance of shares via the Company’s ESPP compared to $7.3 million in the prior fiscal year. However, the Company used less cash in fiscal 2015 ($26.3 million) to purchase approximately 1.7 million shares of our common stock as compared to $29.6 million to purchase 2.2 million shares of common stock in fiscal 2014. Payments for the Company’s dividend program increased from $10.6 million in fiscal 2014 to $11.7 million in fiscal 2015 as a result of the Company’s increase in fiscal 2015 of its quarterly dividend from $0.07 to $0.08 per common share.

The Company had $112.2 million in cash and cash equivalents and short-term investments at May 30, 2015. We anticipate that our current cash and the ongoing cash flows from operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 30, 2015.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 30, 2015, May 31, 2014 or May 25, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. At the end of fiscal 2015, we had approximately $112.2 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the year ended May 30, 2015, approximately 18.7% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 83% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 17% was comprised primarily of cash balances translated from Canadian Dollars, Japanese Yen, Euros, and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of accumulated other comprehensive loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations including in a limited number of circumstances when we may be asked to transact with our client in one currency but are obligated to pay our consultant in another currency. We cannot provide assurance that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resources Connection, Inc.

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and subsidiaries as of May 30, 2015 and May 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resources Connection, Inc. and subsidiaries as of May 30, 2015 and May 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting as of May 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 27, 2015 expressed an unqualified opinion on the effectiveness of Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Irvine, California

July 27, 2015

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 30, 2015	May 31, 2014
	(Amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$87,250	$80,291
Short-term investments	24,988	33,986
Trade accounts receivable, net of allowance for doubtful accounts of $3,291 and $3,139 as of May 30, 2015 and May 31, 2014, respectively	96,574	90,334
Prepaid expenses and other current assets	4,066	4,876
Income taxes receivable	257	—
Deferred income taxes	8,571	7,975

Total current assets	221,706	217,462
Goodwill	170,878	175,427
Intangible assets, net	90	1,031
Property and equipment, net	22,001	23,158
Deferred income taxes	335	672
Other assets	1,971	2,328

Total assets	$416,981	$420,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,310	$14,031
Accrued salaries and related obligations	48,637	45,567
Other liabilities	6,999	7,577

Total current liabilities	68,946	67,175
Other long-term liabilities	7,583	7,142

Total liabilities	76,529	74,317

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 57,488 and 56,738 shares issued, and 37,273 and 38,158 shares outstanding as of May 30, 2015 and May 31, 2014, respectively	575	567
Additional paid-in capital	374,285	360,445
Accumulated other comprehensive loss	(10,917)	(2,573)
Retained earnings	313,268	298,830
Treasury stock at cost, 20,215 and 18,580 shares at May 30, 2015 and May 31, 2014, respectively	(336,759)	(311,508)

Total stockholders’ equity	340,452	345,761

Total liabilities and stockholders’ equity	$416,981	$420,078

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
	(Amounts in thousands, except per
	share amounts)
Revenue	$590,589	$567,181	$556,334
Direct cost of services, primarily payroll and related taxes for professional services employees	362,227	351,359	342,040

Gross margin	228,362	215,822	214,294
Selling, general and administrative expenses	173,797	172,531	168,318
Amortization of intangible assets	918	1,688	1,694
Depreciation expense	3,389	3,628	4,580

Income from operations	50,258	37,975	39,702
Interest income	(148)	(168)	(175)

Income before provision for income taxes	50,406	38,143	39,877
Provision for income taxes	22,898	18,257	19,373

Net income	$27,508	$19,886	$20,504

Net income per common share:
Basic	$0.73	$0.51	$0.50

Diluted	$0.72	$0.51	$0.50

Weighted average common shares outstanding:
Basic	37,825	39,216	41,108

Diluted	38,248	39,307	41,151

Cash dividends declared per common share	$0.32	$0.28	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$27,508	$19,886	$20,504
Foreign currency translation adjustment, net of tax	(8,344)	1,385	(2,068)

Total comprehensive income	$19,164	$21,271	$18,436

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
	(Amounts in thousands)
COMMON STOCK-SHARES:
Balance at beginning of period	56,738	56,082	55,476
Exercise of stock options	408	313	195
Issuance of restricted stock	6	5	—
Cancellation of shares	(1)	(10)	—
Issuance of common stock under Employee Stock Purchase Plan	337	348	411

Balance at end of period	57,488	56,738	56,082

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$567	$561	$555
Exercise of stock options	4	3	2
Issuance of common stock under Employee Stock Purchase Plan	4	3	4

Balance at end of period	$575	$567	$561

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$360,445	$347,790	$335,791
Exercise of stock options	5,299	3,813	1,665
Stock-based compensation expense related to share-based awards and employee stock purchases	5,989	6,519	7,188
Tax shortfall from employee stock option plans	(1,216)	(1,125)	(762)
Issuance of common stock under Employee Stock Purchase Plan	3,768	3,448	3,908

Balance at end of period	$374,285	$360,445	$347,790

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(2,573)	$(3,958)	$(1,890)
Foreign currency translation adjustment, net of tax	(8,344)	1,385	(2,068)

Balance at end of period	$(10,917)	$(2,573)	$(3,958)

RETAINED EARNINGS:
Balance at beginning of period	$298,830	$290,549	$280,650
Cash dividends declared	(12,044)	(10,911)	(9,790)
Issuance of restricted stock	(1,026)	(694)	(815)
Net income	27,508	19,886	20,504

Balance at end of period	$313,268	$298,830	$290,549

TREASURY STOCK-SHARES:
Balance at beginning of period	18,580	16,377	13,503
Issuance of restricted stock	(44)	(29)	(35)
Cancellation of shares	—	(10)	—
Purchase of shares	1,679	2,242	2,909

Balance at end of period	20,215	18,580	16,377

TREASURY STOCK-COST:
Balance at beginning of period	$(311,508)	$(282,615)	$(249,238)
Issuance of restricted stock	1,026	694	815
Purchase of shares	(26,277)	(29,587)	(34,192)

Balance at end of period	$(336,759)	$(311,508)	$(282,615)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$27,508	$19,886	$20,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,307	5,316	6,274
Stock-based compensation expense	5,989	6,519	7,188
Excess tax benefits from stock-based compensation	(86)	(35)	(18)
Loss on disposal of assets	15	65	116
Bad debt expense	212	300	—
Deferred income taxes	692	1,828	982
Changes in operating assets and liabilities:
Trade accounts receivable	(10,052)	(5,747)	37
Prepaid expenses and other current assets	547	(225)	548
Income taxes	(2,187)	845	(600)
Other assets	254	110	(64)
Accounts payable and accrued expenses	304	(1,496)	(973)
Accrued salaries and related obligations	4,090	6,097	429
Other liabilities	158	(1,445)	536

Net cash provided by operating activities	31,751	32,018	34,959

Cash flows from investing activities:
Redemption of short-term investments	49,000	73,000	61,000
Purchase of short-term investments	(40,002)	(81,990)	(63,005)
Purchase of property and equipment	(2,364)	(3,725)	(3,147)

Net cash provided by (used in) investing activities	6,634	(12,715)	(5,152)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,303	3,816	1,667
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,772	3,451	3,912
Purchase of common stock	(26,277)	(29,587)	(34,192)
Cash dividends paid	(11,748)	(10,625)	(9,497)
Excess tax benefits from stock-based compensation	86	35	18

Net cash used in financing activities	(28,864)	(32,910)	(38,092)

Effect of exchange rate changes on cash	(2,562)	(118)	(2,823)

Net increase (decrease) in cash	6,959	(13,725)	(11,108)
Cash and cash equivalents at beginning of period	80,291	94,016	105,124

Cash and cash equivalents at end of period	$87,250	$80,291	$94,016

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“RGP” or the “Company”). The Company is organized around client service teams utilizing experienced professionals and provides consulting and business support services in the areas of accounting; finance; governance, risk and compliance; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2015 and 2013 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks, such as fiscal 2014, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5% of revenue for each of the years ended May 30, 2015, May 31, 2014 and May 25, 2013. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $10.6 million, $8.9 million and $10.1 million for the years ended May 30, 2015, May 31, 2014 and May 25, 2013, respectively.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits that would be recorded in additional paid-in capital when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the years ended May 30, 2015, May 31, 2014 and May 25, 2013 (in thousands, except per share amounts):

	2015	2014	2013
Net income	$27,508	$19,886	$20,504

Basic:
Weighted average shares	37,825	39,216	41,108

Diluted:
Weighted average shares	37,825	39,216	41,108
Potentially dilutive shares	423	91	43

Total dilutive shares	38,248	39,307	41,151

Net income per common share:
Basic	$0.73	$0.51	$0.50
Dilutive	$0.72	$0.51	$0.50
Anti-dilutive shares not included above	5,746	7,828	8,084

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Short-Term Investments

As of May 30, 2015 and May 31, 2014, $25.0 million and $34.0 million, respectively, of the Company’s investments in debt securities had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year as of the end of either fiscal year 2015 or 2014. The Company carries debt securities that it has the ability and positive intent to hold to maturity at amortized cost.

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 — Unobservable inputs.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments in commercial paper and U.S. Government Agency securities are measured using quoted prices in markets that are not active (Level 2). There were no unrealized holding gains or losses as of May 30, 2015 and May 31, 2014. Short-term investments consist of the following (in thousands):

	As of May 30, 2015		As of May 31, 2014
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$14,986	$14,986	$33,986	$33,986
U.S. Government Agency securities	10,002	10,002	—	—

	$24,988	$24,988	$33,986	$33,986

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	(Write-offs)/ Recoveries	Ending Balance
Years Ended:
May 25, 2013	$3,992	$—	$(7)	$(557)	$3,428
May 31, 2014	$3,428	$300	$20	$(609)	$3,139
May 30, 2015	$3,139	$212	$(78)	$18	$3,291

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

Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 30, 2015 and will continue to test for impairment at least annually. The Company

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 30, 2015. Other intangible assets with finite lives are subject to amortization and impairment reviews. No impairment was indicated as of May 30, 2015.

See Note 4 — Intangible Assets and Goodwill for a further description of the Company’s intangible assets.

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

See Note 13 — Stock Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

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

Recent Accounting Pronouncements

Business Combinations: Pushdown Accounting. In November 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information that users need to evaluate the effects of pushdown accounting on its financial statements. This guidance was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available for issuance, the application of this guidance would be a change in accounting principle. The Company will utilize this guidance for any future acquisitions.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. In July 2015, the FASB delayed the required implementation date for the Company until fiscal 2019, although the Company has the option to adopt beginning in fiscal 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a material impact on its consolidated financial statements.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 30, 2015	As of May 31, 2014
Building and land	$14,100	$14,050
Computers, equipment and software	16,612	17,474
Leasehold improvements	20,037	20,768
Furniture	10,090	10,591

	60,839	62,883
Less accumulated depreciation and amortization	(38,838)	(39,725)

	$22,001	$23,158

4. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of May 30, 2015			As of May 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships (2-7 years)	$17,052	$(17,052)	$—	$18,286	$(17,794)	$492
Non-compete agreements (1-5 years)	3,188	(3,188)	—	3,232	(2,937)	295
Trade name and trademark (5 years)	1,341	(1,251)	90	1,341	(1,097)	244

Total	$21,581	$(21,491)	$90	$22,859	$(21,828)	$1,031

The following table summarizes amortization expense for the years ended May 30, 2015, May 31, 2014 and May 25, 2013 (in thousands):

	For the Years Ended
	2015	2014	2013
Amortization expense	$918	$1,688	$1,694

The Company expects $90,000 of intangible asset amortization expense (based on existing intangible assets) for the year ending May 28, 2016. After fiscal 2016, absent an acquisition, there will be no remaining unamortized balance of intangible assets.

These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars. The fluctuation in the gross balance of intangible assets primarily reflects the impact of currency fluctuations between fiscal 2015 and 2014 in translating the intangible balances recorded on the Company’s international operations financial statements.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 30, 2015	May 31, 2014
Goodwill, beginning of year	$175,427	$174,275
Impact of foreign currency exchange rate changes	(4,549)	1,152

Goodwill, end of period	$170,878	$175,427

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Income Taxes

The following table represents the current and deferred income tax provision for federal and state income taxes attributable to operations (in thousands):

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
Current
Federal	$18,046	$13,722	$14,872
State	4,028	3,011	2,969
Foreign	1,101	740	1,484

	23,175	17,473	19,325

Deferred
Federal	(502)	1,057	167
State	(120)	166	29
Foreign	345	(439)	(148)

	(277)	784	48

	$22,898	$18,257	$19,373

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
Domestic	$51,997	$43,843	$43,828
Foreign	(1,591)	(5,700)	(3,951)

	$50,406	$38,143	$39,877

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0	5.3	4.8
Non-U.S. rate adjustments	1.1	2.5	1.6
Stock-based compensation	0.5	0.8	1.2
Valuation allowance	2.8	3.6	4.1
Repatriation of foreign earnings	—	—	18.8
Foreign tax credits, net of valuation allowance	—	—	(19.4)
Permanent items, primarily meals and entertainment	1.3	1.4	1.5
FIN 48 adjustments	—	(1.8)	(0.1)
Other, net	(0.3)	1.1	1.1

Effective tax rate	45.4%	47.9%	48.6%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset consist of the following (in thousands):

	May 30, 2015	May 31, 2014
Deferred tax assets:
Allowance for doubtful accounts	$1,665	$1,654
Accrued compensation	4,075	3,567
Accrued expenses	3,561	3,858
Stock options and restricted stock	15,670	15,668
Foreign tax credit	370	354
Net operating losses	14,258	16,043
Property and equipment	1,369	1,222
State taxes	311	212

Gross deferred tax asset	41,279	42,578
Valuation allowance	(15,056)	(16,719)

Gross deferred tax asset, net of valuation allowance	26,223	25,859

Deferred tax liabilities:
Goodwill and intangibles	(20,750)	(19,554)

Net deferred tax asset	$5,473	$6,305

The Company had an income tax receivable of $257,000 and an income tax payable of $750,000 as of May 30, 2015 and May 31, 2014, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options, restricted stock awards and shares issued under the Company’s ESPP reduced income taxes payable by $940,000 and $512,000 for the years ended May 30, 2015 and May 31, 2014, respectively.

The Company has foreign net operating loss carryforwards of $57.1 million and foreign tax credit carryforwards of $370,000. The foreign tax credits will expire beginning in fiscal 2023. Fluctuations in foreign currency exchange rates had a significant impact on the translated net operating loss carryforwards from fiscal year end May 31, 2014 to May 30, 2015. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
(in thousands)
Fiscal Years Ending:
2016	$850
2017	200
2018	600
2019	650
2020	1,550
2021-2025	7,250
Unlimited	46,000

$57,100

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in our valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 25, 2013	$12,648	$2,036	$95	$14,779
May 31, 2014	$14,779	$1,396	$544	$16,719
May 30, 2015	$16,719	$1,189	$(2,852)	$15,056

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $13.0 million from the Company’s foreign subsidiaries as of May 30, 2015 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as the federal taxes would be offset with foreign tax credits.

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

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 30, 2015	May 31, 2014
Unrecognized tax benefits, beginning of year	$32	$722
Gross increases-tax positions in prior period	42	—
Gross decreases-tax positions in prior period	—	—
Gross increases-current period tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	(32)	(690)

Unrecognized tax benefits, end of year	$42	$32

As of May 30, 2015 and May 31, 2014, the Company’s total liability for unrecognized gross tax benefits was $42,000 and $32,000, respectively, which, if ultimately recognized would impact the effective tax rate in future periods. As of May 30, 2015 and May 31, 2014, the unrecognized tax benefit includes $42,000 and $0, respectively, which are long-term liabilities and $0 and $32,000, respectively, which are short-term liabilities due to closing statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statute of limitations remaining open for fiscal 2012 and thereafter. During the fiscal year ended May 30, 2015, the Company completed federal examinations of fiscal years 2012 and 2013 with an insignificant beneficial change. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2011 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2010 and thereafter.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the current fiscal year is immaterial, the Company has provided $1,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

6. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	May 30, 2015	May 31, 2014
Accrued salaries and related obligations	$17,716	$17,241
Accrued bonuses	16,611	14,196
Accrued vacation	14,310	14,130

	$48,637	$45,567

7. Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2015, unless extended by the parties. As of May 30, 2015, the Company had approximately $1.9 million available under the terms of the Credit Agreement, as Bank of America has issued approximately $1.1 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of May 30, 2015, the Company was in compliance with all covenants included in the Credit Agreement.

8. Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments in commercial paper and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 10% of revenue for the years ended May 30, 2015, May 31, 2014 and May 25, 2013.

9. Stockholders’ Equity

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in April 2011 (the “April 2011 program”) and set an aggregate dollar limit not to exceed $150 million. During the years ended May 30, 2015 and May 31, 2014, the Company purchased approximately 1.7 million and 2.2 million shares of its common stock, respectively, at an average price of $15.65 and $13.19 per share, respectively, on the open market for approximately $26.3 million and $29.6 million, respectively. As of May 30, 2015, approximately $16.7 million remains available for future repurchases of our common stock under the April 2011 program.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 30, 2015 and May 31, 2014, there were 37,273,000 and 38,158,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 30, 2015 and May 31, 2014.

10. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, at its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 30, 2015, May 31, 2014 and May 25, 2013, the Company contributed approximately $4.8 million, $4.5 million and $4.2 million, respectively, to the plan as Company matching contributions.

11. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
Income taxes paid	$24,326	$16,187	$19,785

Non-cash investing and financing activities:
Dividends declared, not paid	$2,982	$2,677	$2,391

Capitalized leasehold improvements paid directly by landlord	$144	$1,934	$—

12. Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 30, 2015, the Company had operating leases, expiring at various dates through September 2025, primarily for office premises, and purchase obligations, primarily for fixed assets. At May 30, 2015, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

Years Ending:	Operating Leases	Purchase Obligations
May 28, 2016	$10,549	$492
May 27, 2017	8,459	342
May 26, 2018	5,972	213
May 25, 2019	4,743	85
May 30, 2020	2,662	15
Thereafter	7,662	—

Total	$40,047	$1,147

Rent expense for the years ended May 30, 2015, May 31, 2014 and May 25, 2013 totaled $13.1 million, $13.3 million and $14.9 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases approximately 18,200 square feet of the approximately 56,200 square foot Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through fiscal 2024. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $505,000, $372,000, $193,000, $187,000 and $189,000 in fiscal 2016 through 2020, respectively and $840,000 thereafter.

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

On July 16, 2015, Mr. Murray announced that he will voluntarily retire from the Company’s employ as its Executive Chairman, effective August 31, 2015. Thereafter, at the Board’s request, Mr. Murray will continue to serve the Company in his capacity as Chairman of the Board of Directors.

Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

13. Stock Based Compensation Plans

2014 Performance Incentive Plan

On October 23, 2014, the Company’s stockholders approved the 2014 Plan. The 2014 Plan replaced the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”). The effective date of the 2014 Plan is September 3, 2014 and, unless terminated earlier by the Board of Directors, will terminate on September 2, 2024. Under the terms of the 2014 Plan, the Company’s board of directors or one or more committees appointed by the board of directors will administer the 2014 Plan. The board of directors has delegated general administrative authority for the 2014 Plan to the Compensation Committee of the board of directors.

The administrator of the 2014 Plan has broad authority under the 2014 Plan to, among other things, select participants and determine the type(s) of award(s) that they are to receive, and determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award. Persons eligible to receive awards under the 2014 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries.

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Prior Stock Plans and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock units and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of May 30, 2015, 3,449,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the 2014 Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the 2014 Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the 2014 Plan and the Prior Stock Plans generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 49,840 and 34,632 shares of restricted stock during the fiscal years ended May 30, 2015 and May 31, 2014, respectively.

A summary of the share-based award activity under the 2014 Plan and the Prior Stock Plans follows (amounts in thousands, except weighted average exercise price):

	Share-Based Awards Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at May 31, 2014	1,530	7,696	$18.93	5.21	$1,611
Additional options available for grant	2,400	—	—
Granted, at fair market value	(1,496)	1,496	12.50
Restricted Stock (1)	(125)	—	—
Exercised	—	(408)	13.00
Forfeited (2)	264	(261)	12.54
Expired	876	(876)	23.92

Options outstanding at May 30, 2015	3,449	7,647	$17.64	5.33	$12,414

Exercisable at May 30, 2015		5,428	$19.84	4.01	$4,733

Vested and expected to vest at May 30, 2015 (3)		7,413	$17.80	5.22	$11,652

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2014 Plan.
(2)	Amounts represent both stock options and restricted share awards forfeited.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested.

The weighted average grant date fair values of all stock options granted in the years ended May 30, 2015, May 31, 2014 and May 25, 2013 were $12.50, $11.41 and $12.53 per share, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.69 as of May 29, 2015 (the last actual trading day of fiscal 2015), which would have been received by the option holders had all option holders exercised their options as of that date.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total pre-tax intrinsic value related to stock options exercised during the years ended May 30, 2015, May 31, 2014 and May 25, 2013 was $1.2 million, $347,000 and $697,000, respectively. The total estimated fair value of stock options that vested during the years ended May 30, 2015, May 31, 2014 and May 25, 2013 was $3.8 million, $5.5 million and $5.8 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, ESPP stock purchase rights and restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
Income before income taxes	$(5,989)	$(6,519)	$(7,188)

Net income	$(3,823)	$(4,424)	$(4,914)

Net income per share:
Basic	$(0.10)	$(0.11)	$(0.12)

Diluted	$(0.10)	$(0.11)	$(0.12)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 30, 2015, May 31, 2014 and May 25, 2013 was $3.93, $3.82 and $4.31, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 30, 2015	May 31, 2014	May 25, 2013
Expected volatility	36.2% - 42.1%	38.4% - 44.1%	45.1% - 46.9%
Risk-free interest rate	1.7% - 2.2%	1.1% - 1.8%	0.7% - 0.8%
Expected dividends	1.9% - 2.1%	2.0% - 2.2%	1.9% - 2.2%
Expected life	5.5 - 7.5 years	5.3 - 7.5 years	5.2 - 7.5 years

As of May 30, 2015, there was $7.4 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 30 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 30, 2015, May 31, 2014 and May 25, 2013 was $6.0 million, $6.5 million and $7.2 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock.

Stock-based compensation expense in the tables above includes compensation for restricted shares of $515,000, $406,000 and $296,000 for the years ended May 30, 2015, May 31, 2014 and May 25, 2013, respectively. The Company granted 49,840, 34,632 and 34,622 shares of restricted stock for the years ended May 30, 2015, May 31, 2014 and May 25, 2013, respectively. There were 35,390 and 23,441 restricted shares that vested in fiscal 2015 and 2014, respectively. There were 97,938, 84,379 and 73,708 unvested restricted shares as of May 30, 2015, May 31, 2014 and May 25, 2013, respectively. At May 30, 2015, there was approximately $1.2 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted-average period of 34 months.

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

Employee Stock Purchase Plan

On October 23, 2014, the Company’s stockholders approved an amendment to the ESPP to extend the term of the ESPP through October 16, 2024, and to increase the maximum number of shares of the Company’s common stock authorized for issuance under the ESPP by an additional 1.5 million shares.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. After approval of the amendment, a total of 5.9 million shares of common stock may be issued under the ESPP. The Company issued 337,000, 348,000 and 411,000 shares of common stock pursuant to the ESPP for the years ended May 30, 2015, May 31, 2014 and May 25, 2013, respectively. There are 1.6 million shares of common stock available for issuance under the ESPP as of May 30, 2015.

14. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 — Summary of Significant Accounting Policies. Summarized information regarding the Company’s domestic and international operations is shown in the following table. Amounts are stated in thousands:

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 30, 2015	May 31, 2014	May 25, 2013	May 30, 2015	May 31, 2014
United States	$479,972	$442,784	$424,862	$172,637	$173,656
The Netherlands	15,777	22,304	24,395	17,582	22,541
Other	94,840	102,093	107,077	2,750	3,419

Total	$590,589	$567,181	$556,334	$192,969	$199,616

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2015.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2015.

The Company’s independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 30, 2015, as stated in their report which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Resources Connection, Inc.

We have audited Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting as of May 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Resources Connection, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Resources Connection, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Resources Connection, Inc. and subsidiaries as of and for the year ended May 30, 2015 and our report dated July 27, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Irvine, California

July 27, 2015

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

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2015, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2015,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION — FISCAL 2015,” in each case, in the Company’s proxy statement related to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2015, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2015, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 30, 2015:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	7,646,544	(1)	$17.64	(2)	5,051,639	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,646,544		$17.64		5,051,639

(1)	This amount includes 7,646,544 shares of our common stock subject to stock options outstanding under our 2014 Performance Incentive Plan but does not include 97,938 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan.
(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards issued under our 2014 Performance Incentive Plan.
(3)	Consists of 1,602,389 shares available for issuance under the Company’s ESPP and 3,449,250 shares available for issuance under the Company’s 2014 Performance Incentive Plan. Shares available under the 2014 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2015, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2016” in the proxy statement related to the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2015, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 30, 2015 and May 31, 2014

Consolidated Statements of Operations for each of the three years in the period ended May 30, 2015

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 30, 2015

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 30, 2015

Consolidated Statements of Cash Flows for each of the three years in the period ended May 30, 2015

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and 5 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.3+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.4+	Letter Agreement, dated April 23, 2013, between Donald B. Murray and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of April 24, 2013).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.9	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.10	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.11	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.12	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.13	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10. 15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

Exhibit Number	Description of Document

10.14	Amendment No. 4 to Loan Agreement, dated November 15, 2013, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2013).

10.15	Amendment No. 5 to Loan Agreement, dated November 13, 2014, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014).

10.16+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.17+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.18+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.19+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of April 24, 2013).

10.20+	Employment Agreement, dated July 30, 2013, between Resources Connection, Inc. and Tracy Stephens (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of August 1, 2013).

10.21+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.22+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

10.23+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filing of October 28, 2014).

10.24+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 15, 2014).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Rule 1350 Certification of Chief Executive Officer.

32.2**	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/ S / NATHAN W. FRANKE
Nathan W. Franke
Chief Financial Officer

Date: July 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / ANTHONY CHERBAK Anthony Cherbak	President, Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2015

/ S / NATHAN W. FRANKE Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and	July 27, 2015
Principal Accounting Officer)

/ S / SUSAN J. CRAWFORD	Director	July 27, 2015
Susan J. Crawford

/ S / NEIL DIMICK	Director	July 27, 2015
Neil Dimick

/ S / ROBERT KISTINGER	Director	July 27, 2015
Robert Kistinger

/ S / DONALD B. MURRAY	Executive Chairman and Director	July 27, 2015
Donald B. Murray

/ S / A. ROBERT PISANO	Director	July 27, 2015
A. Robert Pisano

/ S / ANNE SHIH	Director	July 27, 2015
Anne Shih

/ S / JOLENE SYKES SARKIS	Director	July 27, 2015
Jolene Sykes Sarkis

/ S / MICHAEL H. WARGOTZ	Director	July 27, 2015
Michael H. Wargotz

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.3+	Amended and Restated Employment Agreement, dated June 1, 2008, between Resources Connection, Inc. and Donald B. Murray (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of June 3, 2008).

10.4+	Letter Agreement, dated April 23, 2013, between Donald B. Murray and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of April 24, 2013).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.7+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.8+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.9	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.10	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.11	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.12	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

Exhibit Number	Description of Document

10.13	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.14	Amendment No. 4 to Loan Agreement, dated November 15, 2013, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2013).

10.15	Amendment No. 5 to Loan Agreement, dated November 13, 2014, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014).

10.16+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.17+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.18+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.19+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of April 24, 2013).

10.20+	Employment Agreement, dated July 30, 2013, between Resources Connection, Inc. and Tracy Stephens (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of August 1, 2013).

10.21+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.22+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

10.23+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filing of October 28, 2014).

10.24+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 15, 2014).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.