Form 10-Q
period 2015-08-29
RESOURCES CONNECTION INC
filed 2015-10-08
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015

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

As of September 28, 2015, there were approximately 37,142,845 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 29, 2015	May 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$76,235	$87,250
Short-term investments	24,985	24,988
Trade accounts receivable, net of allowance for doubtful accounts of $3,162 and $3,291 as of August 29, 2015 and May 30, 2015, respectively	94,510	96,574
Prepaid expenses and other current assets	4,990	4,066
Income taxes receivable	—	257
Deferred income taxes	8,573	8,571

Total current assets	209,293	221,706
Goodwill	171,317	170,878
Intangible assets, net	60	90
Property and equipment, net	21,999	22,001
Deferred income taxes	193	335
Other assets	1,864	1,971

Total assets	$404,726	$416,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,795	$13,310
Accrued salaries and related obligations	31,585	48,637
Other liabilities	10,018	6,999

Total current liabilities	54,398	68,946
Other long-term liabilities	7,222	7,583

Total liabilities	61,620	76,529

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 57,753 and 57,488 shares issued, and 37,143 and 37,273 shares outstanding as of August 29, 2015 and May 30, 2015, respectively	578	575
Additional paid-in capital	379,764	374,285
Accumulated other comprehensive loss	(10,946)	(10,917)
Retained earnings	316,686	313,268
Treasury stock at cost, 20,610 and 20,215 shares at August 29, 2015 and May 30, 2015, respectively	(342,976)	(336,759)

Total stockholders’ equity	343,106	340,452

Total liabilities and stockholders’ equity	$404,726	$416,981

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 29, 2015	August 30, 2014
Revenue	$148,340	$143,447
Direct cost of services, primarily payroll and related taxes for professional services employees	90,877	87,222

Gross margin	57,463	56,225
Selling, general and administrative expenses	43,957	44,279
Amortization of intangible assets	30	424
Depreciation expense	858	854

Income from operations	12,618	10,668
Interest income	(32)	(38)

Income before provision for income taxes	12,650	10,706
Provision for income taxes	5,517	5,311

Net income	$7,133	$5,395

Net income per common share:
Basic	$0.19	$0.14

Diluted	$0.19	$0.14

Weighted average common shares outstanding:
Basic	37,295	38,180

Diluted	37,847	38,335

Cash dividends declared per common share	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 29, 2015	August 30, 2014
COMPREHENSIVE INCOME:
Net income	$7,133	$5,395
Foreign currency translation adjustment, net of tax	(29)	(1,226)

Total comprehensive income	$7,104	$4,169

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Three Months Ended August 29, 2015
COMMON STOCK-SHARES:
Balance at beginning of period	57,488
Exercise of stock options	105
Issuance of common stock under Employee Stock Purchase Plan	160

Balance at end of period	57,753

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$575
Exercise of stock options	1
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$578

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$374,285
Exercise of stock options	1,289
Stock-based compensation expense related to share-based awards and employee stock purchases	2,155
Tax shortfall from employee stock option plans	(149)
Issuance of common stock under Employee Stock Purchase Plan	2,184

Balance at end of period	$379,764

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(10,917)
Foreign currency translation adjustment, net of tax	(29)

Balance at end of period	$(10,946)

RETAINED EARNINGS:
Balance at beginning of period	$313,268
Cash dividends ($0.10 per share)	(3,715)
Net income	7,133

Balance at end of period	$316,686

TREASURY STOCK-SHARES:
Balance at beginning of period	20,215
Purchase of shares	395

Balance at end of period	20,610

TREASURY STOCK-COST:
Balance at beginning of period	$(336,759)
Purchase of shares	(6,217)

Balance at end of period	$(342,976)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 29, 2015	August 30, 2014
Cash flows from operating activities:
Net income	$7,133	$5,395
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	888	1,278
Stock-based compensation expense	2,155	1,546
Excess tax benefits from stock-based compensation	(29)	(14)
(Gain) loss on disposal of assets	(2)	1
Bad debt expense	205	—
Deferred income taxes	(268)	(184)
Changes in operating assets and liabilities:
Trade accounts receivable	1,682	(1,890)
Prepaid expenses and other current assets	(997)	271
Income taxes	3,311	1,781
Other assets	105	(12)
Accounts payable and accrued expenses	(591)	(484)
Accrued salaries and related obligations	(17,010)	(16,573)
Other liabilities	(1,135)	216

Net cash used in operating activities	(4,553)	(8,669)

Cash flows from investing activities:
Redemption of short-term investments	10,000	24,000
Purchase of short-term investments	(9,997)	(14,998)
Purchase of property and equipment	(575)	(357)

Net cash (used in) provided by investing activities	(572)	8,645

Cash flows from financing activities:
Proceeds from exercise of stock options	1,290	1,597
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,186	1,900
Purchase of common stock	(6,217)	(5,684)
Cash dividends paid	(2,982)	(2,686)
Excess tax benefits from stock-based compensation	29	14

Net cash used in financing activities	(5,694)	(4,859)

Effect of exchange rate changes on cash	(196)	(277)

Net decrease in cash	(11,015)	(5,160)
Cash and cash equivalents at beginning of period	87,250	80,291

Cash and cash equivalents at end of period	$76,235	$75,131

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 29, 2015 and August 30, 2014

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities primarily provide services under the name Resources Global Professionals (“RGP” or the “Company”). The Company is organized around client service teams utilizing experienced professionals and provides consulting and business support services in the areas of accounting; finance; corporate governance, risk and compliance; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2016 and 2015 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 29, 2015 and August 30, 2014 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2015 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2015, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.9 million and $2.2 million for the three months ended August 29, 2015 and August 30, 2014, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended
	August 29, 2015	August 30, 2014
Net income	$7,133	$5,395

Basic:
Weighted average shares	37,295	38,180

Diluted:
Weighted average shares	37,295	38,180
Potentially dilutive shares	552	155

Total dilutive shares	37,847	38,335

Net income per common share:
Basic	$0.19	$0.14
Dilutive	$0.19	$0.14
Anti-dilutive shares not included above	3,979	8,025

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

3. Intangible Assets and Goodwill

The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and estimated lives (amounts in thousands):

	As of August 29, 2015			As of May 30, 2015
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Trade name and trademark (5 years)	$1,341	$(1,281)	$60	$1,341	$(1,251)	$90

The following table summarizes amortization expense for the three months ended August 29, 2015 and August 30, 2014 (amounts in thousands):

	Three Months Ended
	August 29, 2015	August 30, 2014
Amortization expense	$30	$424

The Company expects a total of $90,000 of intangible asset amortization expense for the year ending May 28, 2016. After fiscal 2016, absent an acquisition, there will be no remaining unamortized balance of intangible assets.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Three Months Ended
	August 29,	August 30,
	2015	2014
Goodwill, beginning of year	$170,878	$175,427
Impact of foreign currency exchange rate changes	439	(771)

Goodwill, end of period	$171,317	$174,656

4. Income Taxes

The Company’s provision for income taxes was $5.5 million (effective tax rate of approximately 44%) and $5.3 million (effective tax rate of approximately 50%) for the three months ended August 29, 2015 and August 30, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2016 and 2015 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate improved for the three months ended August 29, 2015 from an increase in profits in already profitable foreign entities and a decrease in losses of the foreign entities with losses without any tax benefit.

In addition, the Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises, including disqualifying dispositions under the ESPP. The Company recognized a benefit of approximately $787,000 and $586,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the three months ended August 29, 2015 and August 30, 2014, respectively.

5. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program (the “April 2011 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 29, 2015, the Company purchased approximately 395,000 shares of its common stock on the open market at an average price of $15.76 per share, respectively, for approximately $6.2 million. As of August 29, 2015, approximately $10.5 million remains available for future repurchases of the Company’s common stock under the April 2011 program.

In July 2015, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. This program will commence when the April 2011 program authorization is exhausted.

6. Supplemental Disclosure of Cash Flow Information

The following table presents non-cash investing and financing activities (amounts in thousands):

	For the Three Months Ended
	August 29,	August 30,
	2015	2014
Non-cash investing and financing activities:
Dividends declared, not paid	$3,715	$3,046

Capitalized leasehold improvements paid directly by landlord	$300	$—

7. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of August 29, 2015, 3,589,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

After the end of the first quarter of fiscal 2016, on August 31, 2015, the Company granted 1,152,000 stock option and restricted stock awards to then current employees at the closing market price of $15.69 on that day as a part of its annual grant process.

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

The following table summarizes the stock option activity for the three months ended August 29, 2015 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 30, 2015	7,647	$17.64	5.33	$12,414
Exercised	(105)	12.26
Forfeited	(39)	13.09
Expired	(101)	23.13

Outstanding at August 29, 2015	7,402	$17.66	5.09	$11,981

Exercisable at August 29, 2015	5,545	$19.48	4.04	$5,508

Vested and expected to vest at August 29, 2015	7,234	$17.78	5.01	$11,441

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2016 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 29, 2015. This amount will change based on changes in the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 29, 2015 and August 30, 2014 was $421,000 and $347,000, respectively.

Stock-Based Compensation Expense

As of August 29, 2015, there was $5.9 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 28 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended August 29, 2015 and August 30, 2014 was $2.2 million and $1.5 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. Also included in the stock-based compensation expense for the three months ended August 29, 2015 was approximately $900,000 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman. There were no capitalized share-based compensation costs during the three months ended August 29, 2015 and August 30, 2014.

The Company granted zero and 6,314 shares of restricted stock during the three months ended August 29, 2015 and August 30, 2014, respectively. Stock-based compensation expense for existing restricted stock awards for the three months ended August 29, 2015 and August 30, 2014 was $124,000 and $123,000, respectively. There were 92,498 unvested restricted shares, with approximately $1.0 million of remaining unrecognized compensation cost, as of August 29, 2015.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $29,000 and $14,000 for the three months ended August 29, 2015 and August 30, 2014, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. There were 1,442,000 shares of common stock available for issuance under the ESPP as of August 29, 2015. The Company issued 160,000 and 337,000 shares of common stock pursuant to the ESPP for the three months ended August 29, 2015 and the year ended May 30, 2015, respectively.

8. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2015 Annual Report on Form 10-K for the fiscal year ended May 30, 2015. Summarized information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 29, 2015	August 30, 2014	August 29, 2015	May 30, 2015
United States	$121,103	$115,836	$172,690	$172,637
The Netherlands	3,559	4,294	17,979	17,582
Other	23,678	23,317	2,707	2,750

Total	$148,340	$143,447	$193,376	$192,969

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued new guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements and related disclosures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A. -Risk Factors below and in our Annual Report on Form 10-K for the year ended May 30, 2015 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global Professionals (“RGP”) is a multinational consulting firm that provides consulting and business initiative support services to its global client base in the areas of accounting; finance; corporate governance, risk and compliance; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory. We assist our clients by providing “intellectual capital on demand” to support projects requiring specialized expertise in areas such as:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the new revenue recognition pronouncement; and remediation support;

•	Information management services including strategy development; program and project management; business and technology integration; data strategy, including data security and privacy; and business performance management;

•	Corporate advisory, strategic communications and restructuring services;

•	Corporate governance, risk and compliance services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and IT audits;

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Conflict Minerals and Unique Device Identification compliance;

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations; and

•	Legal and regulatory services including support for commercial transactions and compliance initiatives; law department operations consulting; and litigation support.

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of August 29, 2015, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 30, 2015.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.08 per share for each quarter during fiscal 2015) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non-officers and 7.7 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended
	August 29, 2015	August 30, 2014
	(Amounts in thousands)
Revenue	$148,340	$143,447
Direct cost of services	90,877	87,222

Gross margin	57,463	56,225
Selling, general and administrative expenses	43,957	44,279
Amortization of intangible assets	30	424
Depreciation expense	858	854

Income from operations	12,618	10,668
Interest income	(32)	(38)

Income before provision for income taxes	12,650	10,706
Provision for income taxes	5,517	5,311

Net income	$7,133	$5,395

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

	Three Months Ended
	August 29, 2015	August 30, 2014
	(Amounts in thousands)
Net income	$7,133	$5,395
Adjustments:
Amortization of intangible assets	30	424
Depreciation expense	858	854
Interest income	(32)	(38)
Provision for income taxes	5,517	5,311

EBITDA	13,506	11,946
Stock-based compensation expense	2,155	1,546

Adjusted EBITDA	$15,661	$13,492

Revenue	$148,340	$143,447

Adjusted EBITDA Margin	10.6%	9.4%

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

Three Months Ended August 29, 2015 Compared to Three Months Ended August 30, 2014

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $4.9 million, or 3.4%, to $148.3 million for the three months ended August 29, 2015 from $143.4 million for the three months ended August 30, 2014. While we deliver our services to clients in a similar fashion across the globe, in the first quarter of fiscal 2016 as compared to the same period of fiscal 2015, revenue increased in North America by 4.7% and Asia Pacific by 16.9% but declined in Europe by 14.3% (although up 1.8% on a constant currency basis as further described below). In light of continuing global economic uncertainty, we believe that certain geographic sectors of our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in some European markets.

The number of hours worked in the first quarter of fiscal 2016 increased approximately 6.4% compared with the prior year first quarter while average bill rates were down 3.3%. Average bill rates (and related pay rates) were lower this quarter because of the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen as compared to the same quarter in the prior year.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each quarter. Thus, if the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the comparable first quarter fiscal 2015 conversion rates, international revenues would have been higher than reported under GAAP by $4.1 million in the first quarter of fiscal 2016. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America, Asia Pacific and Europe by 5.1%, 27.4% and 1.8%, respectively.

The number of consultants on assignment as of August 29, 2015 was 2,501 compared to 2,434 consultants engaged as of August 30, 2014.

We operated 68 (23 abroad) and 69 (24 abroad) offices as of August 29, 2015 and August 30, 2014, respectively; the decrease quarter-over-quarter is a result of consolidating certain offices. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Three Months Ended		% Change	% of Total
	August 29, 2015	August 30, 2014		August 29, 2015	August 30, 2014
North America	$124,024	$118,511	4.7%	83.6%	82.6%
Europe	13,290	15,500	(14.3)%	9.0	10.8
Asia Pacific	11,026	9,436	16.9%	7.4	6.6

Total	$148,340	$143,447	3.4%	100.0%	100.0%

Direct Cost of Services. Direct cost of services increased $3.7 million, or 4.2%, to $90.9 million for the three months ended August 29, 2015 from $87.2 million for the three months ended August 30, 2014. The increase in the amount of direct cost of services was attributable to a 6.4% increase in the number of hours worked in the first quarter of fiscal 2016 as compared to the same period of fiscal 2015, partially offset by a 4.8% decrease in the average pay rate per hour between the two quarters. Pay rates were lower this quarter because of the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen as compared to the same quarter in the prior year.

Direct cost of services as a percentage of revenue was 61.3% and 60.8% for the three months ended August 29, 2015 and August 30, 2014, respectively. The direct cost of services percentage was higher in the first quarter primarily because of an increase in the cost of medical coverage and higher zero margin expense reimbursements, partially offset by a favorable change in the bill rate/pay rate ratio.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 29.7% and 30.9% for the quarters ended August 29, 2015 and August 30, 2014, respectively. S, G & A decreased to $44.0 million for the first quarter of fiscal 2016 from $44.3 million for the same period in the prior year. S, G & A in the first quarter of fiscal 2016 was favorably impacted by $1.3 million due to the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen. Additional non-cash stock-based compensation expense of approximately $900,000 is included in S, G & A for the three months ended August 29, 2015 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman.

Management and administrative headcount increased from 731 at the end of the first quarter of fiscal 2015 to 744 at the end of the first quarter of fiscal 2016.

Sequential Operations. On a sequential quarter basis, fiscal 2016 first quarter revenues decreased approximately 0.3%, from $148.8 million to $148.3 million, primarily attributable to a slight decrease in billable hours between the two periods. While billable hours worked decreased 1.3%, bill rates were up slightly by 0.8%; in addition, conversion fees (earned if a client hires one of our consultants) decreased $300,000 between the quarters. The Company’s sequential revenue increased in Asia Pacific (1.9%) but decreased in North America (0.3%), and Europe (1.5%); on a constant currency basis, using the comparable fourth quarter fiscal 2015 conversion rates, sequential revenue increased in Asia Pacific (3.7%) but decreased in North America (0.2%) and in Europe (3.0%).

Direct cost of services as a percentage of revenue was 61.3% and 61.1% in the first quarter of fiscal 2016 and fourth quarter of fiscal 2015, respectively; the higher direct cost of services percentage in the current quarter was caused by a slight unfavorable change in the bill/pay ratio and an increase in the cost of medical coverage.

The ratio of S, G & A to revenue increased from 28.5% for the quarter ended May 30, 2015 to 29.7% for the quarter ended August 29, 2015, due primarily to the one-time increase in non-cash stock-based compensation expense of approximately $900,000 resulting from the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman.

Amortization and Depreciation Expense. Amortization of intangible assets was $30,000 for the three months ended August 29, 2015 compared to $424,000 for the three months ended August 30, 2014. Amortization is expected to be complete on all of the Company’s intangible assets by the end of fiscal 2016. Based upon the identified remaining unamortized intangible assets of $60,000 at August 29, 2015, the Company’s amortization expense will be approximately $30,000 during the next two quarters of fiscal 2016.

Depreciation expense was $858,000 for the three months ended August 29, 2015 compared to $854,000 for the three months ended August 30, 2014.

Interest Income. Interest income was $32,000 in the first quarter of fiscal 2016 compared to $38,000 in the first quarter of fiscal 2015.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of August 29, 2015, the Company also has $25.0 million of investments in commercial paper and U.S. Government Agency securities with maturity dates between three months and one year from the balance sheet date which are classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $5.5 million (effective tax rate of approximately 44%) and $5.3 million (effective tax rate of approximately 50%) for the three months ended August 29, 2015 and August 30, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2016 and 2015 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate improved for the three months ended August 29, 2015 from an increase in profits in already profitable foreign entities and a decrease in losses of the foreign entities with losses without any tax benefit. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to a lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants, including disqualifying dispositions under the ESPP, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $787,000 and $586,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first quarter of fiscal 2016 and 2015, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

As of August 29, 2015, the Company had $101.2 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2015, and the parties intend to extended the Agreement. As of August 29, 2015, the Company had approximately $1.9 million available for borrowing under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.1 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of August 29, 2015, the Company was in compliance with the financial covenants in the Credit Agreement.

Operating activities used $4.6 million in cash for the three months ended August 29, 2015 compared to $8.7 million for the three months ended August 30, 2014. Cash used in operations in the first three months of fiscal 2016 resulted from net income of $7.1 million and non-cash items of $2.9 million, offset by net unfavorable changes in operating assets and liabilities of $14.6 million. In the first three months of fiscal 2015, cash provided by operations resulted from net income of $5.4 million and non-cash items of $2.6 million, offset by net unfavorable changes in operating assets and liabilities of $16.7 million. Non-cash items in the first quarter of both years include depreciation and amortization (which decreased between the two periods because certain intangible assets were fully amortized through fiscal 2015) and stock-based compensation expense (which increased between the two periods due to a one-time acceleration of vesting related to options granted to Donald Murray in connection with his transition from Executive Chairman to Chairman). These charges do not reflect an actual cash outflow from the Company. The primary operating asset/liability change between the two periods was the favorable change in trade accounts receivable of approximately $3.6 million; this resulted from the decrease in the accounts receivable balance from the end of fiscal 2015 to the end of the first quarter of fiscal 2016, while in the prior year, the receivable balance grew from year-end 2014 to the end of the first quarter of fiscal 2015. In addition, the balance of income tax related obligations grew approximately $1.5 million between the two periods.

Net cash used in investing activities was $0.6 million for the first three months of fiscal 2016, compared to a source of cash of $8.6 million in the comparable prior year period. In the first three months of fiscal 2016, purchases and redemptions of short-term investments were about the same amount; in the prior year period, redemptions exceeded cash from purchases of short-term investments by approximately $9.0 million. Purchases of property and equipment increased approximately $0.2 million between the two periods.

Net cash used in financing activities totaled $5.7 million for the three months ended August 29, 2015, compared to $4.9 million in the prior year equivalent period. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were about the same in fiscal 2016 compared to the same period in fiscal 2015. The Company used approximately $0.5 million more on purchases of its common stock in fiscal 2016 as compared to fiscal 2015. The Company used $6.2 million in the first three months of fiscal 2016 to purchase approximately 395,000 shares of its common stock on the open market versus $5.7 million in the first three months of the prior fiscal year to purchase approximately 383,000 shares of its common stock. The Company also paid dividends on its common stock of $3.0 million in the first three months of fiscal 2016, approximately $300,000 higher than the year before; this change is due to the increase in the Company’s dividend rate to $0.08 per common share in fiscal 2015 (final payment made at that rate was in the first quarter of fiscal 2016) as compared to $0.07 per common share in the first quarter of fiscal 2015. The Company’s board of directors declared a quarterly cash dividend of $0.10 per common share on August 3, 2015. The dividend of approximately $3.7 million, paid on September 22, 2015, is accrued in the Company’s Consolidated Balance Sheet as of August 29, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of August 29, 2015, we had $101.2 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government agency securities. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended August 29, 2015, approximately 18% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 83% of our balances of cash, cash equivalents and short-term investments as of August 29, 2015 were denominated in United States dollars. The remaining 17% was comprised primarily of cash balances translated from Japanese Yen, Canadian Dollars, Euros and Swedish Kronor. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 29, 2015. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 29, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2015, which was filed with the Securities and Exchange Commission on July 27, 2015. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2011, our board of directors approved a stock repurchase program (the “April 2011 program”), authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. The April 2011 program has a balance remaining of $10.5 million as of August 29, 2015. In July 2015, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. This program will commence when the April 2011 program authorization is exhausted. Repurchases under either program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

The table below provides information regarding our stock repurchases made during the first quarter of fiscal 2016 under our stock repurchase program.

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of Publicly	that May Yet be
	of Shares	per	Announced	Purchased Under All
Period	Purchased	Share	Program	Programs
May 31, 2015 — June 27, 2015	—	$—	—	$16,713,699
June 28, 2015 — July 25, 2015	85,000	$15.28	85,000	15,415,100
July 26, 2015 — August 29, 2015	309,549	$15.89	309,549	160,496,787

Total May 31, 2015 — August 29, 2015	394,549	$15.76	394,549	$160,496,787

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 8, 2015	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2015	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Third Amended and Restated Bylaws of Resources Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of August 31, 2015).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.