Form 10-Q
period 2015-11-28
RESOURCES CONNECTION INC
filed 2016-01-07
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015

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
    Yes  ☐     No  ☒

As of December 28, 2015, there were approximately 37,133,579 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 28, 2015	May 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$80,121	$87,250
Short-term investments	29,978	24,988
Trade accounts receivable, net of allowance for doubtful accounts of $3,395 and $3,291 as of November 28, 2015 and May 30, 2015, respectively	98,033	96,574
Prepaid expenses and other current assets	4,601	4,066
Income taxes receivable	1,301	257
Deferred income taxes	8,565	8,571

Total current assets	222,599	221,706
Goodwill	170,257	170,878
Intangible assets, net	30	90
Property and equipment, net	21,777	22,001
Deferred income taxes	450	335
Other assets	1,864	1,971

Total assets	$416,977	$416,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,818	$13,310
Accrued salaries and related obligations	43,156	48,637
Other liabilities	6,733	6,999

Total current liabilities	63,707	68,946
Other long-term liabilities	7,270	7,583

Total liabilities	70,977	76,529

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 58,036 and 57,488 shares issued, and 37,132 and 37,273 shares outstanding as of November 28, 2015 and May 30, 2015, respectively	580	575
Additional paid-in capital	384,648	374,285
Accumulated other comprehensive loss	(12,589)	(10,917)
Retained earnings	321,649	313,268
Treasury stock at cost, 20,904 and 20,215 shares at November 28, 2015 and May 30, 2015, respectively	(348,288)	(336,759)

Total stockholders’ equity	346,000	340,452

Total liabilities and stockholders’ equity	$416,977	$416,981

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Revenue	$150,887	$151,496	$299,227	$294,943
Direct cost of services, primarily payroll and related taxes for professional services employees	92,011	92,061	182,888	179,283

Gross margin	58,876	59,435	116,339	115,660
Selling, general and administrative expenses	43,171	43,576	87,128	87,855
Amortization of intangible assets	30	402	60	826
Depreciation expense	881	849	1,739	1,703

Income from operations	14,794	14,608	27,412	25,276
Interest income	(34)	(39)	(66)	(77)

Income before provision for income taxes	14,828	14,647	27,478	25,353
Provision for income taxes	6,152	6,631	11,669	11,942

Net income	$8,676	$8,016	$15,809	$13,411

Net income per common share:
Basic	$0.23	$0.21	$0.42	$0.35

Diluted	$0.23	$0.21	$0.42	$0.35

Weighted average common shares outstanding:
Basic	37,191	37,910	37,243	38,045

Diluted	37,868	38,278	37,857	38,306

Cash dividends declared per common share	$0.10	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
COMPREHENSIVE INCOME:
Net income	$8,676	$8,016	$15,809	$13,411
Foreign currency translation adjustment, net of tax	(1,643)	(2,781)	(1,672)	(4,007)

Total comprehensive income	$7,033	$5,235	$14,137	$9,404

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Six Months Ended November 28, 2015
COMMON STOCK-SHARES:
Balance at beginning of period	57,488
Exercise of stock options	382
Issuance of restricted stock	6
Issuance of common stock under Employee Stock Purchase Plan	160

Balance at end of period	58,036

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$575
Exercise of stock options	3
Issuance of common stock under Employee Stock Purchase Plan	2

Balance at end of period	$580

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$374,285
Exercise of stock options	4,850
Stock-based compensation expense related to share-based awards and employee stock purchases	3,545
Tax shortfall from employee stock option plans	(216)
Issuance of common stock under Employee Stock Purchase Plan	2,184

Balance at end of period	$384,648

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(10,917)
Foreign currency translation adjustment, net of tax	(1,672)

Balance at end of period	$(12,589)

RETAINED EARNINGS:
Balance at beginning of period	$313,268
Cash dividends ($0.20 per share)	(7,428)
Net income	15,809

Balance at end of period	$321,649

TREASURY STOCK-SHARES:
Balance at beginning of period	20,215
Purchase of shares	689

Balance at end of period	20,904

TREASURY STOCK-COST:
Balance at beginning of period	$(336,759)
Purchase of shares	(11,529)

Balance at end of period	$(348,288)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 28, 2015	November 29, 2014
Cash flows from operating activities:
Net income	$15,809	$13,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,799	2,529
Stock-based compensation expense	3,545	3,104
Excess tax benefits from stock-based compensation	(149)	(17)
(Gain) loss on disposal of assets	(7)	1
Bad debt expense	462	212
Deferred income taxes	(403)	1,540
Changes in operating assets and liabilities:
Trade accounts receivable	(2,736)	(9,041)
Prepaid expenses and other current assets	(618)	465
Income taxes	(1,281)	(2,025)
Other assets	93	35
Accounts payable and accrued expenses	451	385
Accrued salaries and related obligations	(5,266)	(3,399)
Other liabilities	(1,001)	(1,536)

Net cash provided by operating activities	10,698	5,664

Cash flows from investing activities:
Redemption of short-term investments	20,000	29,000
Purchase of short-term investments	(24,990)	(25,011)
Purchase of property and equipment	(1,528)	(995)

Net cash (used in) provided by investing activities	(6,518)	2,994

Cash flows from financing activities:
Proceeds from exercise of stock options	4,853	2,736
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,186	1,900
Purchase of common stock	(11,529)	(13,291)
Cash dividends paid	(6,697)	(5,732)
Excess tax benefits from stock-based compensation	149	17

Net cash used in financing activities	(11,038)	(14,370)

Effect of exchange rate changes on cash	(271)	(1,319)

Net decrease in cash	(7,129)	(7,031)
Cash and cash equivalents at beginning of period	87,250	80,291

Cash and cash equivalents at end of period	$80,121	$73,260

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six months ended November 28, 2015 and November 29, 2014

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2016 and 2015 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 28, 2015 and November 29, 2014 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2015 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents and short-term investments approximate their fair values due to the short maturities of these instruments.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.6 million and $3.0 million for the three months ended November 28, 2015 and November 29, 2014, respectively, and $5.5 million and $5.2 million for the six months ended November 28, 2015 and November 29, 2014, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net income	$8,676	$8,016	$15,809	$13,411

Basic:
Weighted average shares	37,191	37,910	37,243	38,045

Diluted:
Weighted average shares	37,191	37,910	37,243	38,045
Potentially dilutive shares	677	368	614	261

Total dilutive shares	37,868	38,278	37,857	38,306

Net income per common share:
Basic	$0.23	$0.21	$0.42	$0.35
Dilutive	$0.23	$0.21	$0.42	$0.35
Anti-dilutive shares not included above	4,805	6,101	4,392	7,063

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

3. Intangible Assets and Goodwill

The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and estimated lives (amounts in thousands):

	As of November 28, 2015			As of May 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade name and trademark (5 years)	$1,341	$(1,311)	$30	$1,341	$(1,251)	$90

The following table summarizes amortization expense for the three and six months ended November 28, 2015 and November 29, 2014 (amounts in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Amortization expense	$30	$402	$60	$826

The Company will recognize $30,000 of intangible asset amortization expense in its third quarter ending February 27, 2016;, thereafter, absent an acquisition, there will be no remaining unamortized balance of intangible assets.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Six Months Ended
	November 28, 2015	November 29, 2014
Goodwill, beginning of year	$170,878	$175,427
Impact of foreign currency exchange rate changes	(621)	(2,027)

Goodwill, end of period	$170,257	$173,400

4. Income Taxes

The Company’s provision for income taxes was $6.2 million (effective tax rate of approximately 42%) and $6.6 million (effective tax rate of approximately 45%) for the three months ended November 28, 2015 and November 29, 2014, respectively, and $11.7 million (effective tax rate of approximately 43%) and $11.9 million (effective tax rate of approximately 47%) for the six months ended November 28, 2015 and November 29, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter of fiscal 2016 and 2015 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate improved for the three months ended November 28, 2015 due to increasing overall profitability in our foreign operations, which profits are generally taxed at rates lower than U.S. and state statutory rates. There was also a decrease in foreign losses without any tax benefit because of valuation allowances placed on those tax assets. In addition, the tax rate benefited from the reversal of $290,000 of valuation allowance related to our Singapore operation.

The Company’s effective tax rate is further impacted by the inability to benefit from losses in jurisdictions with a full valuation allowance and the unpredictability of the timing and amount of eligible disqualifying incentive stock option (“ISO”) exercises, including disqualifying dispositions under the ESPP. The Company recognized a benefit of approximately $447,000 and $474,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2016 and 2015, respectively, and $1,234,000 and $1,060,000 for the six months ended November 28, 2015 and November 29, 2014, respectively.

5. Stockholders’ Equity

In April 2011, the Company’s board of directors approved a stock repurchase program (the “April 2011 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and six months ended November 28, 2015, the Company purchased approximately 294,000 and 689,000 shares of its common stock on the open market at an average price of $18.04 and $16.73 per share, respectively, for approximately $5.3 million and $11.5 million. As of November 28, 2015, approximately $5.2 million remains available for future repurchases of the Company’s common stock under the April 2011 program.

In July 2015, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. This program will commence when the April 2011 program authorization is exhausted.

6. Supplemental Disclosure of Cash Flow Information

The following table presents non-cash investing and financing activities (amounts in thousands):

	For the Six Months Ended
	November 28, 2015	November 29, 2014
Non-cash investing and financing activities:
Dividends declared, not paid	$7,428	$6,057

Capitalized leasehold improvements paid directly by landlord	$33	$72

7. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of November 28, 2015, 2,558,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

On August 31, 2015, the Company granted 1,149,000 stock option and restricted stock awards to then current employees at the closing market price of $15.69 on that day as a part of its annual grant process.

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

The following table summarizes the stock option activity for the six months ended November 28, 2015 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 30, 2015	7,647	$17.64	5.33	$12,414
Granted, at fair market value	1,142	15.69
Exercised	(383)	12.68
Forfeited	(98)	13.26
Expired	(168)	24.37

Outstanding at November 28, 2015	8,140	$17.51	5.49	$21,473

Exercisable at November 28, 2015	5,352	$19.53	3.81	$9,508

Vested and expected to vest at November 28, 2015	7,812	$17.63	5.33	$20,420

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2016 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 28, 2015. This amount will change based on changes in the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended November 28, 2015 and November 29, 2014 was $1,335,000 and $170,000, respectively, and for the six months ended November 28, 2015 and November 29, 2014 was $1,756,000 and $517,000, respectively.

Stock-Based Compensation Expense

As of November 28, 2015, there was $9.8 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 35 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended November 28, 2015 and November 29, 2014 was $1.4 million and $1.6 million, respectively, and for the six months ended November 28, 2015 and November 29, 2014 was $3.5 million and $3.1 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. Also included in the stock-based compensation expense for the six months ended November 28, 2015 was approximately $900,000 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman. There were no capitalized share-based compensation costs during the six months ended November 28, 2015 and November 29, 2014.

The Company granted 6,079 shares of restricted stock during the three and six months ended November 28, 2015 and no shares and 6,314 shares of restricted stock during the three and six months ended November 29, 2014, respectively. Stock-based compensation expense for existing restricted stock awards for the three months ended November 28, 2015 and November 29, 2014 was $162,000 and $118,000, respectively. There were 98,424 unvested restricted shares, with approximately $1.0 million of remaining unrecognized compensation cost, as of November 28, 2015.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $149,000 and $17,000 for the six months ended November 28, 2015 and November 29, 2014, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. There were 1,442,000 shares of common stock available for issuance under the ESPP as of November 28, 2015. The Company issued 160,000 and 337,000 shares of common stock pursuant to the ESPP for the six months ended November 28, 2015 and the year ended May 30, 2015, respectively.

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

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014	November 28, 2015	May 30, 2015
United States	$122,540	$122,207	$243,643	$238,043	$172,534	$172,637
The Netherlands	4,183	4,712	7,742	9,006	16,919	17,582
Other	24,164	24,577	47,842	47,894	2,611	2,750

Total	$150,887	$151,496	$299,227	$294,943	$192,064	$192,969

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

9. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Recent Accounting Pronouncements

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company will elect an early application for fiscal 2017, and will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets in its consolidated financial position on a retrospective basis.

Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU 2015-16. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for the Company for fiscal 2017 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not believe adoption of this standard will have a material impact on the Company’s financial statements.

Business Combinations (Topic 805): Pushdown Accounting. In November 2014, the FASB issued ASU 2014-17. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information that users need to evaluate the effects of pushdown accounting on its financial statements. This guidance was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available for issuance, the application of this guidance would be a change in accounting principle. The Company will utilize this guidance in future acquisitions.

Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15. This ASU provides new guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements and related disclosures.

Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU 2014-12. This ASU provides new guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company for fiscal 2017 with early adoption permitted. The Company does not currently have performance based awards and thus does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers (Topic 606). In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. In August 2015, the FASB issued ASU 2015-14, which delays the required implementation date for the Company until fiscal 2019, although the Company has the option to adopt beginning in fiscal 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a material impact on its consolidated financial statements.

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

Overview

Resources Global Professionals (“RGP”) is a multinational consulting firm that provides consulting and business initiative support services to its global client base in the areas of accounting; finance; corporate governance, risk and compliance; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; healthcare solutions; and legal and regulatory. We assist our clients by providing “intellectual capital on demand” to support projects requiring specialized expertise in areas such as:

•	Accounting and finance services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the new revenue recognition pronouncement; and remediation support;

•	Information management services including strategy development; program and project management; business and technology integration; data strategy, including data security and privacy; and business performance management;

•	Corporate advisory, strategic communications and restructuring services;

•	Corporate governance, risk and compliance services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and IT audits;

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Conflict Minerals and Unique Device Identification compliance;

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations; and

•	Legal and regulatory services including support for commercial transactions and compliance initiatives; law department operations consulting; and litigation support.

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of November 28, 2015, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.10 per share in each of the first two quarters of fiscal 2016 and $0.08 per share for each quarter during fiscal 2015) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non-officers and 7.7 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$150,887	$151,496	$299,227	$294,943
Direct cost of services	92,011	92,061	182,888	179,283

Gross margin	58,876	59,435	116,339	115,660
Selling, general and administrative expenses	43,171	43,576	87,128	87,855
Amortization of intangible assets	30	402	60	826
Depreciation expense	881	849	1,739	1,703

Income from operations	14,794	14,608	27,412	25,276
Interest income	(34)	(39)	(66)	(77)

Income before provision for income taxes	14,828	14,647	27,478	25,353
Provision for income taxes	6,152	6,631	11,669	11,942

Net income	$8,676	$8,016	$15,809	$13,411

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

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(Amounts in thousands)		(Amounts in thousands)
Net income	$8,676	$8,016	$15,809	$13,411
Adjustments:
Amortization of intangible assets	30	402	60	826
Depreciation expense	881	849	1,739	1,703
Interest income	(34)	(39)	(66)	(77)
Provision for income taxes	6,152	6,631	11,669	11,942

EBITDA	15,705	15,859	29,211	27,805
Stock-based compensation expense	1,390	1,558	3,545	3,104

Adjusted EBITDA	$17,095	$17,417	$32,756	$30,909

Revenue	$150,887	$151,496	$299,227	$294,943

Adjusted EBITDA Margin	11.3%	11.5%	10.9%	10.5%

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

Further, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin have the following limitations:

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Stock based compensation is an element of our long-term incentive compensation program, although we exclude it as an expense from Adjusted EBITDA when evaluating our ongoing operating performance for a particular period; and

•	Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended November 28, 2015 Compared to Three Months Ended November 29, 2014

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $600,000, or 0.4%, to $150.9 million for the three months ended November 28, 2015 from $151.5 million for the three months ended November 29, 2014. Although we deliver our services to clients in a similar fashion across the globe, we serve many clients in multiple locations and our revenue results differ in each region. Comparing the second quarter of fiscal 2016 to the same period of fiscal 2015, revenue decreased in North America and Europe by 0.1% and 8.9%, respectively, but increased in Asia Pacific by 10.7%; on a constant currency basis, Europe and Asia Pacific revenue improved by 3.0% and 17.7%, respectively (further described below). In light of continuing global economic uncertainty in certain markets, we believe that certain geographic sectors of our global clients and prospects are initiating operational improvement projects cautiously, resulting in reduced levels of consulting spending, particularly in some European markets.

The number of hours worked in the second quarter of fiscal 2016 increased approximately 1.4% compared with the prior year second quarter while average bill rates were down 1.6%. Average bill rates (and related pay rates) were lower this quarter because of the strengthening of the U.S. dollar compared to the same quarter in the prior year of almost all currencies in countries in which we operate, including the Euro, Swedish Kronor and Japanese Yen.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each quarter. Thus, if the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the comparable second quarter fiscal 2015 conversion rates, international revenues would have been higher than reported under GAAP by $3.2 million in the second quarter of fiscal 2016. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America, Asia Pacific and Europe by 0.2%, 17.7% and 3.0%, respectively.

The number of consultants on assignment as of November 28, 2015 was 2,645 compared to 2,631 consultants engaged as of November 29, 2014.

We operated 68 (23 abroad) offices as of both November 28, 2015 and November 29, 2014. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Three Months Ended		% Change	% of Total
	November 28, 2015	November 29, 2014		November 28, 2015	November 29, 2014
North America	$124,958	$125,087	(0.1)%	82.8%	82.6%
Europe	15,339	16,845	(8.9)%	10.2	11.1
Asia Pacific	10,590	9,564	10.7%	7.0	6.3

Total	$150,887	$151,496	(0.4)%	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $100,000, or 0.1%, to $92.0 million for the three months ended November 28, 2015 from $92.1 million for the three months ended November 29, 2014. The decrease in the amount of direct cost of services was attributable to a decrease of 1.6% in the average pay rate per hour of our consultants, offset by a 1.4% increase in the number of hours worked in the second quarter of fiscal 2016 as compared to the same period of fiscal 2015. Pay rates were lower this quarter because of the strengthening of the U.S. dollar compared to the same quarter in the prior year of almost all currencies in countries in which we operate, including the Euro, Swedish Kronor and Japanese Yen.

Direct cost of services as a percentage of revenue was 61.0% and 60.8% for the three months ended November 28, 2015 and November 29, 2014, respectively. The direct cost of services percentage was slightly higher in the second quarter of fiscal 2016 primarily because of an increase in the cost of employee medical coverage.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 28.6% and 28.8% for the quarters ended November 28, 2015 and November 29, 2014, respectively. S, G & A decreased to $43.2 million for the second quarter of fiscal 2016 from $43.6 million for the same period in the prior year. S, G & A in the second quarter of fiscal 2016 was favorably impacted by $1.0 million due to the strengthening of the U.S. dollar compared to the same quarter in the prior year of almost all currencies in countries in which we operate, including the Euro, Swedish Kronor and Japanese Yen. There were no significant changes in individual S, G & A spending categories.

Management and administrative headcount increased from 757 at the end of the second quarter of fiscal 2015 to 762 at the end of the second quarter of fiscal 2016.

Sequential Operations. On a sequential quarter basis, fiscal 2016 second quarter revenues increased approximately 1.8%, from $148.3 million to $150.9 million. Billable hours worked increased 1.6% and bill rates were up by 0.8%; these increases were offset by a decline of $300,000 in client expense reimbursement between the quarters. The Company’s sequential revenue increased in Europe (15.0%) and North America (0.8%) but decreased in Asia Pacific (3.6%); on a constant currency basis, using the comparable first quarter fiscal 2016 conversion rates, sequential revenue increased in Europe (15.8%) and North America (0.8%) but decreased in Asia Pacific (2.7%).

Direct cost of services as a percentage of revenue was 61.0% and 61.3% in the second quarter and first quarter of fiscal 2016, respectively; the lower direct cost of services percentage in the second quarter was caused by sequential improvement in the cost of medical coverage and employer payroll taxes, offset by one additional paid holiday in the second quarter and a slight unfavorable change in the bill/pay ratio.

The ratio of S, G & A to revenue decreased from 29.7% for the quarter ended August 29, 2015 to 28.6% for the quarter ended November 28, 2015. The improvement in the ratio is related to a higher amount of revenue to leverage S, G & A expenses over in the second quarter, and, in the first quarter, S, G & A included a one-time increase in non-cash stock-based compensation expense of approximately $900,000 resulting from the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman.

Amortization and Depreciation Expense. Amortization of intangible assets was $30,000 for the three months ended November 28, 2015 compared to $402,000 for the three months ended November 29, 2014. Amortization will be complete on all of the Company’s intangible assets by the end of the third quarter of fiscal 2016. The Company’s amortization expense will be $30,000 during the third quarter of fiscal 2016.

Depreciation expense was $881,000 for the three months ended November 28, 2015 compared to $849,000 for the three months ended November 29, 2014.

Interest Income. Interest income was $34,000 in the second quarter of fiscal 2016 compared to $39,000 in the second quarter of fiscal 2015.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of November 28, 2015, the Company also has $30.0 million of investments in commercial paper and U.S. Government Agency securities with maturity dates between three months and one year from the balance sheet date which are classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $6.2 million (effective tax rate of approximately 42%) and $6.6 million (effective tax rate of approximately 45%) for the three months ended November 28, 2015 and November 29, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter of fiscal 2016 and 2015 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate improved for the three months ended November 28, 2015 due to increasing overall profitability in our foreign operations, which profits are generally taxed at rates lower than U.S. and state statutory rates. There was also a decrease in foreign losses without any tax benefit because of valuation allowances placed on those tax assets. In addition, the tax rate benefited from the reversal of $290,000 of valuation allowance related to our Singapore operation. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to a lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants, including disqualifying dispositions under the ESPP, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $447,000 and $474,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2016 and 2015, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Six Months Ended November 28, 2015 Compared to Six Months Ended November 29, 2014

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $4.3 million, or 1.5%, to $299.2 million for the six months ended November 28, 2015 from $294.9 million for the six months ended November 29, 2014. In the first half of fiscal 2016 as compared to the same period of fiscal 2015, revenue increased in North America by 2.2% and Asia Pacific by 13.8% but declined in Europe by 11.5%. As noted below, the U.S. dollar strengthened against currencies in several of our largest international practices, adversely affecting revenue results of our foreign operations. If the same exchange rates were utilized in the first six months of fiscal 2016 as in the same period of fiscal 2015, the revenue increase in North America, Europe and Asia Pacific would have been 2.6%, 2.5% and 22.6%, respectively.

The number of hours worked in the first half of fiscal 2016 increased approximately 3.8% compared with the prior year period while average bill rates were down 2.5%. Average bill rates (and related pay rates) were lower in the first half of fiscal 2016 because of the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen as compared to the same period in the prior year.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, if the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the comparable first half fiscal 2015 conversion rates, international revenues would have been higher than reported under GAAP by $7.2 million in the first half of fiscal 2016.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Six Months Ended		% Change	% of Total
	November 28, 2015	November 29, 2014		November 28, 2015	November 29, 2014
North America	$248,982	$243,598	2.2%	83.2%	82.6%
Europe	28,629	32,345	(11.5)%	9.6	11.0
Asia Pacific	21,616	19,000	13.8%	7.2	6.4

Total	$299,227	$294,943	1.5%	100.0%	100.0%

Direct Cost of Services. Direct cost of services increased $3.6 million, or 2.0%, to $182.9 million for the six months ended November 28, 2015 from $179.3 million for the six months ended November 29, 2014. The increase in the amount of direct cost of services was attributable to a 3.8% increase in the number of hours worked in the first half of fiscal 2016 as compared to the same period of fiscal 2015, partially offset by a 3.3% decrease in the average pay rate per hour between the two quarters. Pay rates were primarily lower in the first half of fiscal 2016 because of the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen as compared to the same period in the prior year.

Direct cost of services as a percentage of revenue was 61.1% and 60.8% for the six months ended November 28, 2015 and November 29, 2014, respectively. The direct cost of services percentage was higher in the first half of fiscal 2016 primarily because of an increase in the cost of employee medical coverage.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 29.1% and 29.8% for the six months ended November 28, 2015 and November 29, 2014, respectively. S, G & A decreased to $87.1 million for the first half of fiscal 2016 from $87.9 million for the same period in the prior year. S, G & A in the first half of fiscal 2016 was favorably impacted by $2.5 million due primarily to the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen. Additional non-cash stock-based compensation expense of approximately $900,000 is included in S, G & A for the six months ended November 28, 2015 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman. This cost was offset by a decrease in severance charges related to our European operations, marketing expenses and compensation related expenses.

Amortization and Depreciation Expense. Amortization of intangible assets was $60,000 for the six months ended November 29, 2015 compared to $826,000 for the six months ended November 29, 2014. Most of the Company’s amortizable intangible assets were fully amortized at the end of fiscal 2015, resulting in a decreased level of amortization expense in the first half of fiscal 2016. Amortization will be complete on all of the Company’s intangible assets by the end of the third quarter of fiscal 2016.

Depreciation expense was $1.7 million for the six months ended November 28, 2015 and the six months ended November 28, 2014.

Interest Income. Interest income was $66,000 in the first half of fiscal 2016 compared to $77,000 in the first half of fiscal 2015.

Income Taxes. The Company’s provision for income taxes was $11.7 million (effective tax rate of approximately 43%) and $11.9 million (effective tax rate of approximately 47%) for the six months ended November 28, 2015 and November 29, 2014, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first half of fiscal 2016 and 2015 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate improved for the six months ended November 28, 2015 due to increasing overall profitability in our foreign operations, which profits are generally taxed at rates lower than U.S. and state statutory rates. There was also a decrease in foreign losses without any tax benefit because of valuation allowances placed on those tax assets. In addition, the tax rate benefited from the reversal of $290,000 of valuation allowance related to our Singapore operation. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to a lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants, including disqualifying dispositions under the ESPP, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1.2 million and $1.1 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first halves of fiscal 2016 and 2015, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

As of November 28, 2015, the Company had $110.1 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2016. As of November 28, 2015, the Company had approximately $1.9 million available for borrowing under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.1 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of November 28, 2015, the Company was in compliance with the financial covenants in the Credit Agreement.

Operating activities provided $10.7 million in cash for the six months ended November 28, 2015 compared to $5.7 million for the six months ended November 29, 2014. Cash provided by operations in the first six months of fiscal 2016 resulted from net income of $15.8 million and non-cash items of $5.2 million, offset by net unfavorable changes in operating assets and liabilities of $10.4 million. In the first six months of fiscal 2015, cash provided by operations resulted from net income of $13.4 million and non-cash items of $7.4 million, offset by net unfavorable changes in operating assets and liabilities of $15.1 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods because certain intangible assets were fully amortized through fiscal 2015) and stock-based compensation expense (which increased between the two periods primarily due to a one-time acceleration of vesting related to options granted to Donald Murray in connection with his transition from Executive Chairman to Chairman). These charges do not reflect an actual cash outflow from the Company. The primary operating asset/liability change between the two periods was the favorable change in trade accounts receivable of approximately $6.3 million; this resulted from a smaller increase in the accounts receivable balance from the end of fiscal 2015 to the end of the second quarter of fiscal 2016 as compared to the larger increase in receivables from year-end 2014 to the end of the second quarter of fiscal 2015.

Net cash used in investing activities was $6.5 million for the first six months of fiscal 2016, compared to a source of cash of $3.0 million in the comparable prior year period. In the first six months of fiscal 2016, purchases of short-term investments exceeded redemptions by approximately $5.0 million; in the prior year period, redemptions exceeded cash from purchases of short-term investments by approximately $4.0 million. Purchases of property and equipment increased approximately $.5 million between the two periods.

Net cash used in financing activities totaled $11.0 million for the six months ended November 28, 2015, compared to $14.4 million in the prior year equivalent period. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $2.4 million higher in fiscal 2016 as compared to fiscal 2015. The Company used $11.5 million in the first six months of fiscal 2016 to purchase approximately 689,000 shares of its common stock on the open market versus $13.3 million in the first six months of the prior fiscal year to purchase approximately 906,000 shares of its common stock. The Company also paid dividends on its common stock of $6.7 million in the first six months of fiscal 2016, approximately $1.0 million higher than the year before; this change is due to the increase in the Company’s dividend rate to $0.10 per common share in fiscal 2016 as compared to $0.08 per common share in fiscal 2015. The Company’s board of directors declared a quarterly cash dividend of $0.10 per common share on October 29, 2015. The dividend of approximately $3.7 million, paid on December 24, 2015, is accrued in the Company’s Consolidated Balance Sheet as of November 28, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of November 28, 2015, we had $110.1 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government agency securities. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended November 28, 2015, approximately 19% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 82% of our balances of cash, cash equivalents and short-term investments as of November 28, 2015 were denominated in United States dollars. The remaining 18% was comprised primarily of cash balances translated from Japanese Yen, Canadian Dollars, Euros and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 28, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 28, 2015. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 28, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2011, our board of directors approved a stock repurchase program (the “April 2011 program”), authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. The April 2011 program has a balance remaining of $5.2 million as of November 28, 2015. In July 2015, the Company’s board of directors approved a stock repurchase program, authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. This program will commence when the April 2011 program authorization is exhausted. Repurchases under either program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

The table below provides information regarding our stock repurchases made during the second quarter of fiscal 2016 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under All Programs
August 30, 2015 — September 26, 2015	—	$—	—	$160,496,787
September 27, 2015 — October 24, 2015	48,880	$17.90	48,880	159,621,825
October 25, 2015 — November 28, 2015	245,601	$18.07	245,601	155,184,431

Total August 30, 2015 — November 28, 2015	294,481	$18.04	294,481	$155,184,431

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 7, 2016	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2016	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.25*	Amendment No. 6 to Loan Agreement, dated November 5, 2015, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.