Form 10-Q
period 2016-02-27
RESOURCES CONNECTION INC
filed 2016-04-07
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016

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

As of March 28, 2016, there were approximately 36,760,634 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 27,	May 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$71,491	$87,250
Short-term investments	24,971	24,988
Trade accounts receivable, net of allowance for doubtful accounts of $3,208 and $3,291 as of February 27, 2016 and May 30, 2015, respectively	100,493	96,574
Prepaid expenses and other current assets	4,756	4,066
Income taxes receivable	1,932	257
Deferred income taxes	8,572	8,571

Total current assets	212,215	221,706
Goodwill	170,868	170,878
Intangible assets, net	—	90
Property and equipment, net	21,404	22,001
Deferred income taxes	430	335
Other assets	1,881	1,971

Total assets	$406,798	$416,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,502	$13,310
Accrued salaries and related obligations	36,454	48,637
Other liabilities	6,451	6,999

Total current liabilities	55,407	68,946
Other long-term liabilities	8,167	7,583

Total liabilities	63,574	76,529

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 58,207 and 57,488 shares issued, and 36,758 and 37,273 shares outstanding as of February 27, 2016 and May 30, 2015, respectively	582	575
Additional paid-in capital	387,225	374,285
Accumulated other comprehensive loss	(11,747)	(10,917)
Retained earnings	322,899	313,268
Treasury stock at cost, 21,449 and 20,215 shares as of February 27, 2016 and May 30, 2015, respectively	(355,735)	(336,759)

Total stockholders’ equity	343,224	340,452

Total liabilities and stockholders’ equity	$406,798	$416,981

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
Revenue	$146,779	$146,832	$446,006	$441,775
Direct cost of services, primarily payroll and related taxes for professional services employees	91,851	91,991	274,739	271,274

Gross margin	54,928	54,841	171,267	170,501
Selling, general and administrative expenses	43,318	43,478	130,446	131,333
Amortization of intangible assets	30	62	90	888
Depreciation expense	867	839	2,606	2,542

Income from operations	10,713	10,462	38,125	35,738
Interest income	(52)	(37)	(118)	(114)

Income before provision for income taxes	10,765	10,499	38,243	35,852
Provision for income taxes	4,808	4,510	16,477	16,452

Net income	$5,957	$5,989	$21,766	$19,400

Net income per common share:
Basic	$0.16	$0.16	$0.59	$0.51

Diluted	$0.16	$0.16	$0.58	$0.51

Weighted average common shares outstanding:
Basic	37,073	37,724	37,186	37,938

Diluted	37,615	38,288	37,777	38,300

Cash dividends declared per common share	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
COMPREHENSIVE INCOME:
Net income	$5,957	$5,989	$21,766	$19,400
Foreign currency translation adjustment, net of tax	842	(3,577)	(830)	(7,584)

Total comprehensive income	$6,799	$2,412	$20,936	$11,816

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

Nine Months Ended February 27, 2016
COMMON STOCK-SHARES:
Balance at beginning of period	57,488
Exercise of stock options	388
Issuance of restricted stock	6
Issuance of common stock under Employee Stock Purchase Plan	325

Balance at end of period	58,207

COMMON STOCK-PAR VALUE:
Balance at beginning of period	$575
Exercise of stock options	4
Issuance of common stock under Employee Stock Purchase Plan	3

Balance at end of period	$582

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$374,285
Exercise of stock options	4,925
Stock-based compensation expense related to share-based awards and employee stock purchases	5,028
Tax shortfall from employee stock option plans	(1,472)
Issuance of common stock under Employee Stock Purchase Plan	4,459

Balance at end of period	$387,225

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(10,917)
Foreign currency translation adjustment, net of tax	(830)

Balance at end of period	$(11,747)

RETAINED EARNINGS:
Balance at beginning of period	$313,268
Cash dividends ($0.30 per share)	(11,104)
Issuance of restricted stock	(1,031)
Net income	21,766

Balance at end of period	$322,899

TREASURY STOCK-SHARES:
Balance at beginning of period	20,215
Issuance of restricted stock	(44)
Purchase of shares	1,278

Balance at end of period	21,449

TREASURY STOCK-COST:
Balance at beginning of period	$(336,759)
Issuance of restricted stock	1,031
Purchase of shares	(20,007)

Balance at end of period	$(355,735)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 27, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$21,766	$19,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,696	3,430
Stock-based compensation expense	5,028	4,627
Excess tax benefits from stock-based compensation	(185)	(82)
(Gain) loss on disposal of assets	(4)	9
Bad debt expense	1,118	212
Deferred income taxes	687	2,123
Changes in operating assets and liabilities:
Trade accounts receivable	(5,715)	(11,130)
Prepaid expenses and other current assets	(686)	86
Income taxes	(3,204)	(4,911)
Other assets	93	121
Accounts payable and accrued expenses	(799)	(943)
Accrued salaries and related obligations	(12,028)	(8,492)
Other liabilities	(1,720)	(1,645)

Net cash provided by operating activities	7,047	2,805

Cash flows from investing activities:
Redemption of short-term investments	35,000	44,000
Purchase of short-term investments	(34,983)	(35,005)
Purchase of property and equipment	(1,676)	(1,603)

Net cash (used in) provided by investing activities	(1,659)	7,392

Cash flows from financing activities:
Proceeds from exercise of stock options	4,929	4,396
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,462	3,772
Purchase of common stock	(20,007)	(20,339)
Cash dividends paid	(10,410)	(8,743)
Excess tax benefits from stock-based compensation	185	82

Net cash used in financing activities	(20,841)	(20,832)

Effect of exchange rate changes on cash	(306)	(2,321)

Net decrease in cash	(15,759)	(12,956)
Cash and cash equivalents at beginning of period	87,250	80,291

Cash and cash equivalents at end of period	$71,491	$67,335

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine months ended February 27, 2016 and February 28, 2015

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2016 and 2015 consisted of 13 weeks each.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 27, 2016 and February 28, 2015 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2015 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.4 million for both the three months ended February 27, 2016 and February 28, 2015 and $8.0 million and $7.6 million for the nine months ended February 27, 2016 and February 28, 2015, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net income	$5,957	$5,989	$21,766	$19,400

Basic:
Weighted average shares	37,073	37,724	37,186	37,938

Diluted:
Weighted average shares	37,073	37,724	37,186	37,938
Potentially dilutive shares	542	564	591	362

Total dilutive shares	37,615	38,288	37,777	38,300

Net income per common share:
Basic	$0.16	$0.16	$0.59	$0.51
Dilutive	$0.16	$0.16	$0.58	$0.51
Anti-dilutive shares not included above	5,286	4,828	4,690	6,318

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

3. Intangible Assets and Goodwill

During the quarter ended February 27, 2016, the Company’s remaining intangible assets were fully amortized. The following table presents details of the Company’s gross intangible asset balances, accumulated amortization balances and estimated lives (amounts in thousands):

	As of February 27, 2016			As of May 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade name and trademark (5 years)	$1,341	$(1,341)	$—	$1,341	$(1,251)	$90

The following table summarizes amortization expense for the three and nine months ended February 27, 2016 and February 28, 2015 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Amortization expense	$30	$62	$90	$888

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Nine Months Ended
	February 27, 2016	February 28, 2015
Goodwill, beginning of year	$170,878	$175,427
Impact of foreign currency exchange rate changes	(10)	(4,147)

Goodwill, end of period	$170,868	$171,280

4. Income Taxes

The Company’s provision for income taxes was $4.8 million (effective tax rate of approximately 44%) and $4.5 million (effective tax rate of approximately 43%) for the three months ended February 27, 2016 and February 28, 2015, respectively, and $16.5 million (effective tax rate of approximately 43%) and $16.5 million (effective tax rate of approximately 46%) for the nine months ended February 27, 2016 and February 28, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2016 and 2015 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate increased for the three months ended February 27, 2016 due to decreasing overall profitability in our foreign operations.

The Company recognized a benefit of approximately $488,000 and $703,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the third quarter of fiscal 2016 and 2015, respectively, and $1,722,000 and $1,763,000 for the nine months ended February 27, 2016 and February 28, 2015, respectively.

5. Stockholders’ Equity

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Use of the funds authorized under the July 2015 program commenced in February 2016 upon the exhaustion of the previous stock repurchase program of $150 million approved by the Company’s board of directors in April 2011. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and nine months ended February 27, 2016, the Company purchased approximately 589,000 and 1,278,000 shares of its common stock on the open market at an average price of $14.40 and $15.66 per share, respectively, for approximately $8.5 million and $20.0 million. As of February 27, 2016, approximately $146.7 million remains available for future repurchases of the Company’s common stock under the July 2015 program.

6. Supplemental Disclosure of Cash Flow Information

The following table presents non-cash investing and financing activities (amounts in thousands):

	For the Nine Months Ended
	February 27, 2016	February 28, 2015
Non-cash investing and financing activities:
Dividends declared, not paid	$3,675	$3,005

Capitalized leasehold improvements paid directly by landlord	$405	$72

7. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of February 27, 2016, 3,111,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the nine months ended February 27, 2016 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 30, 2015	7,647	$17.64	5.33	$12,414
Granted, at fair market value	1,147	15.69
Exercised	(388)	12.69
Forfeited	(137)	13.45
Expired	(798)	26.63

Outstanding at February 27, 2016	7,471	$16.71	5.66	$5,908

Exercisable at February 27, 2016	4,752	$18.48	4.04	$2,637

Vested and expected to vest at February 27, 2016	7,216	$16.78	5.53	$5,781

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2016 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 27, 2016. This amount will change based on changes in the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended February 27, 2016 and February 28, 2015 was $15,000 and $481,000, respectively, and for the nine months ended February 27, 2016 and February 28, 2015 was $1,771,000 and $998,000, respectively.

Stock-Based Compensation Expense

As of February 27, 2016, there was $8.7 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 34 months. Stock-based compensation expense included in selling, general and administrative expenses for both the three months ended February 27, 2016 and February 28, 2015 was $1.5 million, and for the nine months ended February 27, 2016 and February 28, 2015 was $5.0 million and $4.6 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. Also included in the stock-based compensation expense for the nine months ended February 27, 2016 was approximately $900,000 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman. There were no capitalized share-based compensation costs during the nine months ended February 27, 2016 and February 28, 2015.

The Company granted 44,275 shares and 50,354 shares of restricted stock during the three and nine months ended February 27, 2016, respectively, and 43,526 shares and 49,840 shares of restricted stock during the three and nine months ended February 28, 2015, respectively. Stock-based compensation expense for existing restricted stock awards for the three months ended February 27, 2016 and February 28, 2015 was $154,000 and $149,000, respectively, and for the nine months ended February 27, 2016 and February 28, 2015 was $440,000 and $390,000, respectively. There were 106,086 unvested restricted shares, with approximately $1.5 million of remaining unrecognized compensation cost, as of February 27, 2016.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $185,000 and $82,000 for the nine months ended February 27, 2016 and February 28, 2015, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. There were 1,278,000 shares of common stock available for issuance under the ESPP as of February 27, 2016. The Company issued 325,000 and 337,000 shares of common stock pursuant to the ESPP for the nine months ended February 27, 2016 and the year ended May 30, 2015, respectively.

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

	Revenue for the Three Months Ended		Revenue for the Nine Months Ended		Long-Lived Assets (1) as of
	February 27,	February 28,	February 27,	February 28,	February 27,	May 30,
	2016	2015	2016	2015	2016	2015
United States	$121,016	$121,297	$364,659	$359,340	$172,257	$172,637
The Netherlands	3,830	3,443	11,572	12,449	17,519	17,582
Other	21,933	22,092	69,775	69,986	2,496	2,750

Total	$146,779	$146,832	$446,006	$441,775	$192,272	$192,969

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

9. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Recent Accounting Pronouncements

Leases (Topic 842). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and believe that it will have a significant impact on our reported balance sheet assets and liabilities. Under current accounting guidelines, our office leases are operating lease arrangements, in which rental payments are treated as operating expense and there is no recognition of the arrangement on the balance sheet as an asset with related obligation to the lessor.

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued ASU 2015-17. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company will elect an early application for fiscal 2017, and will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets in its consolidated financial position on a retrospective basis.

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of February 27, 2016, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.10 per share in each of the first three quarters of fiscal 2016 and $0.08 per share for each quarter during fiscal 2015) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non-officers and 7.7 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$146,779	$146,832	$446,006	$441,775
Direct cost of services	91,851	91,991	274,739	271,274

Gross margin	54,928	54,841	171,267	170,501
Selling, general and administrative expenses	43,318	43,478	130,446	131,333
Amortization of intangible assets	30	62	90	888
Depreciation expense	867	839	2,606	2,542

Income from operations	10,713	10,462	38,125	35,738
Interest income	(52)	(37)	(118)	(114)

Income before provision for income taxes	10,765	10,499	38,243	35,852
Provision for income taxes	4,808	4,510	16,477	16,452

Net income	$5,957	$5,989	$21,766	$19,400

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

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Net income	$5,957	$5,989	$21,766	$19,400
Adjustments:
Amortization of intangible assets	30	62	90	888
Depreciation expense	867	839	2,606	2,542
Interest income	(52)	(37)	(118)	(114)
Provision for income taxes	4,808	4,510	16,477	16,452

EBITDA	11,610	11,363	40,821	39,168
Stock-based compensation expense	1,483	1,523	5,028	4,627

Adjusted EBITDA	$13,093	$12,886	$45,849	$43,795

Revenue	$146,779	$146,832	$446,006	$441,775

Adjusted EBITDA Margin	8.9%	8.8%	10.3%	9.9%

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

Three Months Ended February 27, 2016 Compared to Three Months Ended February 28, 2015

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue decreased $53,000, or less than 0.1%, to $146.8 million for the three months ended February 27, 2016 from $146.8 million for the three months ended February 28, 2015. Although we deliver our services to clients in a similar fashion across the globe, we serve many clients in multiple locations and our revenue results differ in each region. Comparing the third quarter of fiscal 2016 to the same period of fiscal 2015, revenue decreased in North America by 0.8% but increased in Europe and Asia Pacific by 1.9% and 6.8%, respectively. The level revenue between the two quarters is partially attributable to revenue declines in the current quarter with certain clients in the energy and financial services industries, primarily in the U.S. The decline within the energy sector is related to the on-going turmoil in the energy market and the timing of stabilization is uncertain.

The number of hours worked in the third quarter of fiscal 2016 decreased approximately 1.1% compared with the prior year third quarter while average bill rates increased 0.8%.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each quarter. Thus, if the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the comparable third quarter fiscal 2015 conversion rates, international revenues would have been higher than reported under GAAP by $1.6 million in the third quarter of fiscal 2016. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe and Asia Pacific by 8.9% and 9.8%, respectively, while North America declined by 0.4%.

The number of consultants on assignment as of February 27, 2016 was 2,584 compared to 2,577 consultants engaged as of February 28, 2015.

We operated 68 (23 abroad) offices as of both February 27, 2016 and February 28, 2015. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the
	Three Months Ended			% of Total
	February 27,	February 28,	%	February 27,	February 28,
	2016	2015	Change	2016	2015
North America	$123,194	$124,132	(0.8)%	83.9%	84.5%
Europe	13,740	13,486	1.9%	9.4	9.2
Asia Pacific	9,845	9,214	6.8%	6.7	6.3

Total	$146,779	$146,832	(0.0)%	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $100,000, or 0.1%, to $91.9 million for the three months ended February 27, 2016 from $92.0 million for the three months ended February 28, 2015. The decrease in the amount of direct cost of services was attributable to a decrease of 1.1% in the number of hours worked in the third quarter of fiscal 2016 as compared to the same period of fiscal 2015 offset by a 1.7% increase in the average pay rate per hour of our consultants.

Direct cost of services as a percentage of revenue was 62.6% and 62.7% for the three months ended February 27, 2016 and February 28, 2015, respectively. The direct cost of services percentage of revenue was slightly lower in the third quarter of fiscal 2016 primarily because of an increase in the cost of employee medical coverage, offset by slightly lower payroll taxes in the current quarter.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 29.5% and 29.6% for the quarters ended February 27, 2016 and February 28, 2015, respectively. S, G & A decreased to $43.3 million for the third quarter of fiscal 2016 from $43.5 million for the same period in the prior year. S, G & A in the third quarter of fiscal 2016 was favorably impacted by $600,000 due to the strengthening of the U.S. dollar against many of the currencies in countries in which we operate, including the Euro and Swedish Kronor, compared to the same quarter in the prior year. Significant components of changes in S, G & A during the third quarter of fiscal 2016 include an increase to the reserve for uncollectable accounts of $700,000, offset by a similar reduction in marketing spend.

Management and administrative headcount increased from 757 at the end of the third quarter of fiscal 2015 to 769 at the end of the third quarter of fiscal 2016.

Sequential Operations. On a sequential quarter basis, fiscal 2016 third quarter revenues decreased approximately 2.7%, from $150.9 million to $146.8 million. Billable hours worked decreased 3.9% while bill rates were up by 0.8%; client reimbursement revenue also declined $200,000 between the quarters. Third quarter revenue declined primarily because of the Christmas, New Year’s and Chinese New Year’s holidays during the third quarter while the only significant holiday in the second quarter was Thanksgiving in the U.S. The Company’s sequential revenue decreased in North America (1.4%), Europe (10.5%) and Asia Pacific (7.5%). On a constant currency basis, using the comparable second quarter fiscal 2016 conversion rates, the sequential revenue decline was slightly less in North America (1.3%) and Europe (8.5%); Asia Pacific’s revenue change remained the same (7.5%).

Direct cost of services as a percentage of revenue was 62.6% and 61.0% in the third quarter and second quarter of fiscal 2016, respectively; the higher direct cost of services percentage in the third quarter is primarily the result of a higher level of employer payroll taxes when limit rates are reset after the New Year. This was offset by an improvement in the bill rate/pay rate ratio in the current quarter.

The ratio of S, G & A to revenue increased from 28.6% for the quarter ended November 28, 2015 to 29.5% for the quarter ended February 27, 2016. The change in the ratio is primarily the result of lower revenue in the third quarter reducing leverage on the S, G & A spend. Total spend in the third quarter of fiscal 2016 increased over the previous quarter primarily due to the higher amount of employer payroll taxes when limit rates are reset after the New Year and an increase to the reserve for uncollectable accounts, offset by a reduction in marketing spend.

Amortization and Depreciation Expense. Amortization of intangible assets was $30,000 for the three months ended February 27, 2016 compared to $62,000 for the three months ended February 28, 2015. Amortization is now complete on all of the Company’s intangible assets as of the end of the third quarter of fiscal 2016.

Depreciation expense was $867,000 for the three months ended February 27, 2016 compared to $839,000 for the three months ended February 28, 2015.

Interest Income. Interest income was $52,000 in the third quarter of fiscal 2016 compared to $37,000 in the third quarter of fiscal 2015. The improvement is from slightly higher returns on cash balances available for investment.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of February 27, 2016, the Company also has $25.0 million of investments in commercial paper and U.S. Government Agency securities with maturity dates between three months and one year from the balance sheet date which are classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $4.8 million (effective tax rate of approximately 44%) and $4.5 million (effective tax rate of approximately 43%) for the three months ended February 27, 2016 and February 28, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2016 and 2015 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate increased for the three months ended February 27, 2016 due to decreased overall profitability in our foreign operations. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to a lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants, including disqualifying dispositions under the ESPP, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $488,000 and $703,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the third quarter of fiscal 2016 and 2015, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Nine Months Ended February 27, 2016 Compared to Nine Months Ended February 28, 2015

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenue. Revenue increased $4.2 million, or 1.0%, to $446.0 million for the nine months ended February 27, 2016 from $441.8 million for the nine months ended February 28, 2015. In the first nine months of fiscal 2016 as compared to the same period of fiscal 2015, revenue increased in North America by 1.2% and Asia Pacific by 11.5% but declined in Europe by 7.6%. As noted below, the U.S. dollar strengthened against currencies in several of our largest international practices, adversely affecting revenue results of our foreign operations. If the same exchange rates were utilized in the first nine months of fiscal 2016 as in the same period of fiscal 2015, the revenue increase in North America, Europe and Asia Pacific would have been 1.6%, 4.1% and 18.4%, respectively.

The number of hours worked in the first nine months of fiscal 2016 increased approximately 2.2% compared with the prior year period while average bill rates were down 0.8%. Average bill rates (and related pay rates) were lower in the first nine months of fiscal 2016 because of the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen as compared to the same period in the prior year.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, if the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the conversion rates for the comparable first nine months of fiscal 2015, international revenues would have been higher than reported under GAAP by $8.8 million in the first nine months of fiscal 2016.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the
	Nine Months Ended			% of Total
	February 27,	February 28,	%	February 27,	February 28,
	2016	2015	Change	2016	2015
North America	$372,176	$367,730	1.2%	83.4%	83.2%
Europe	42,369	45,831	(7.6)%	9.5	10.4
Asia Pacific	31,461	28,214	11.5%	7.1	6.4

Total	$446,006	$441,775	1.0%	100.0%	100.0%

Direct Cost of Services. Direct cost of services increased $3.4 million, or 1.3%, to $274.7 million for the nine months ended February 27, 2016 from $271.3 million for the nine months ended February 28, 2015. The increase in the amount of direct cost of services was attributable to a 2.2% increase in the number of hours worked in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015, partially offset by a 1.4% decrease in the average pay rate per hour between the two periods. Pay rates were primarily lower in the first nine months of fiscal 2016 because of the strengthening of the U.S. dollar compared to the Euro, Swedish Kronor and Japanese Yen as compared to the same period in the prior year.

Direct cost of services as a percentage of revenue was 61.6% and 61.4% for the nine months ended February 27, 2016 and February 28, 2015, respectively. The direct cost of services percentage of revenue was higher in the first nine months of fiscal 2016 primarily because of an increase in the cost of employee medical coverage.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 29.2% and 29.7% for the nine months ended February 27, 2016 and February 28, 2015, respectively. S, G & A decreased to $130.4 million for the first nine months of fiscal 2016 from $131.3 million for the same period in the prior year. S, G & A for the nine months ended February 27, 2016 includes additional non-cash stock-based compensation expense of approximately $900,000 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman. This cost was offset by a decrease compared to the prior year period in severance charges related to our European operations and marketing expenses. S, G & A in the first nine months of fiscal 2016 also was favorably impacted by $3.0 million due to the strengthening of the U.S. dollar compared primarily to the Euro, Swedish Kronor and Japanese Yen.

Amortization and Depreciation Expense. Amortization of intangible assets was $90,000 for the nine months ended February 27, 2016 compared to $888,000 for the nine months ended February 28, 2015. Most of the Company’s amortizable intangible assets were fully amortized at the end of fiscal 2015, resulting in a decreased level of amortization expense through the first three quarters of fiscal 2016. Amortization is complete on all of the Company’s intangible assets as of the end of the third quarter of fiscal 2016.

Depreciation expense was $2.6 million and $2.5 million for the nine months ended February 27, 2016 and the nine months ended February 28, 2015, respectively.

Interest Income. Interest income was $118,000 in the first nine months of fiscal 2016 compared to $114,000 in the first nine months of fiscal 2015.

Income Taxes. The Company’s provision for income taxes was $16.5 million (effective tax rate of approximately 43%) and $16.5 million (effective tax rate of approximately 46%) for the nine months ended February 27, 2016 and February 28, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first nine months of fiscal 2016 and 2015 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate improved for the nine months ended February 27, 2016 due to increased overall profitability in our foreign operations between the two periods, which profits are generally taxed at rates lower than U.S. and state statutory rates. There was also a decrease in foreign losses without any tax benefit because of valuation allowances placed on those tax assets. In addition, the tax rate benefited from the reversal of $290,000 of valuation allowance related to our Singapore operation. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. Due to a lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, there can be no assurance that the Company’s effective tax rate will remain constant in the future.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain ISO grants, including disqualifying dispositions under the ESPP, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1.7 million and $1.8 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first nine months of fiscal 2016 and 2015, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

As of February 27, 2016, the Company had $96.5 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2016. As of February 27, 2016, the Company had approximately $1.9 million available for borrowing under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.1 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of February 27, 2016, the Company was in compliance with the financial covenants in the Credit Agreement.

Operating activities provided $7.0 million in cash for the nine months ended February 27, 2016 compared to $2.8 million for the nine months ended February 28, 2015. Cash provided by operations in the first nine months of fiscal 2016 resulted from net income of $21.8 million and non-cash items of $9.3 million, offset by net unfavorable changes in operating assets and liabilities of $24.1 million. In the first nine months of fiscal 2015, cash provided by operations resulted from net income of $19.4 million and non-cash items of $10.3 million, offset by net unfavorable changes in operating assets and liabilities of $26.9 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods because certain intangible assets were fully amortized through fiscal 2015) and stock-based compensation expense (which increased between the two periods primarily due to a one-time acceleration of vesting related to options granted to Donald Murray in connection with his transition from Executive Chairman to Chairman). These charges do not reflect an actual cash outflow from the Company. Significant operating asset/liability changes included the favorable impact on cash due to the change in trade accounts receivable between the two periods of approximately $5.4 million and the unfavorable impact on cash due to the change in accrued salaries and related obligations between the two periods of approximately $3.5 million. Trade receivables grew at a slower rate between fiscal year end May 30, 2015 and the third quarter of fiscal 2016 as compared to the previous comparable period. Conversely, accrued salaries and related obligations declined by a larger amount between fiscal year end May 30, 2015 and the third quarter of fiscal 2016 as compared to the previous comparable period, primarily due to an increase in bonus payments in fiscal 2016.

Net cash used in investing activities was $1.7 million for the first nine months of fiscal 2016, compared to a source of cash of $7.4 million in the comparable prior year period. In the first nine months of fiscal 2016, purchases and redemptions of short-term investments were about the same; in the prior year period, redemptions exceeded cash from purchases of short-term investments by approximately $9.0 million. Purchases of property and equipment increased approximately $0.1 million between the two periods.

Net cash used in financing activities totaled $20.8 million for both the nine months ended February 27, 2016 and February 28, 2015. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $1.2 million higher in fiscal 2016 as compared to fiscal 2015. The Company’s stock purchases were approximately $0.3 million less in the first nine months of fiscal 2016 than in fiscal 2015. The Company used $20.0 million in the first nine months of fiscal 2016 to purchase approximately 1.3 million shares of its common stock on the open market versus $20.3 million in the first nine months of the prior fiscal year to purchase approximately 1.3 million shares of its common stock. The Company also paid dividends on its common stock of $10.4 million in the first nine months of fiscal 2016, approximately $1.7 million higher than the year before; this change is due to the increase in the Company’s dividend rate to $0.10 per common share in fiscal 2016 as compared to $0.08 per common share in fiscal 2015. The Company’s board of directors declared a quarterly cash dividend of $0.10 per common share on January 21, 2016. The dividend of approximately $3.7 million, paid on March 17, 2016, is accrued in the Company’s Consolidated Balance Sheet as of February 27, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of February 27, 2016, we had $96.5 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper and government agency securities. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended February 27, 2016, approximately 18% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 78% of our balances of cash, cash equivalents and short-term investments as of February 27, 2016 were denominated in United States dollars. The remaining 22% was comprised primarily of cash balances translated from Japanese Yen, Euros, Canadian Dollars, and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 27, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 27, 2016. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 27, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may be legally liable for damages resulting from the performance of projects or services by our personnel or for our clients’ mistreatment of our personnel.

Many of our engagements with our clients involve projects or services that are critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we are not currently subject to any client-related legal claims which we believe are material, it remains possible, because of the nature of our business, that we may be involved in litigation in the future that could materially affect our future financial results. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2015, our board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Use of the funds authorized under the July 2015 program commenced in February 2016 upon the exhaustion of approximately $5.2 million remaining authorization under the previous stock repurchase program of $150 million approved by the Company’s board of directors in April 2011. Repurchases under either program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

The table below provides information regarding our stock repurchases made during the third quarter of fiscal 2016 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under All Programs
November 29, 2015 — December 26, 2015	—	$—	—	$155,184,431
December 27, 2015 — January 23, 2016	220,763	$14.19	220,763	152,051,373
January 24, 2016 — February 27, 2016	368,066	$14.52	368,066	146,706,942

Total November 29, 2015 — February 27, 2016	588,829	$14.40	588,829	$146,706,942

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 7, 2016	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2016	/s/ Nathan W. Franke
Nathan W. Franke
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.