Form 10-K
period 2016-05-28
RESOURCES CONNECTION INC
filed 2016-08-11
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 27, 2015 (the last trading day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $638,144,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of August 1, 2016, there were approximately 36,245,851 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

FORWARD LOOKING STATEMENTS

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 28, 2016 and May 30, 2015 consisted of 52 weeks while the year ended May 31, 2014 consisted of 53 weeks.

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

We assist our clients by providing “intellectual capital on demand” to support projects requiring specialized expertise in areas such as:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the revenue recognition pronouncement; and remediation support

•	Information management services including strategy development; program and project management; business and technology integration; data strategy including security and privacy; and business performance management (such as core planning and consolidation systems)

•	Corporate advisory, strategic communications and restructuring services

•	Corporate governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and information technology (“IT”) audits

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations

•	Legal and regulatory services with projects, secondments or tactical needs including commercial transactions; compliance initiatives; law department operations; and business strategy and litigation support

We were founded in June 1996 by a team at Deloitte LLP (“Deloitte”), led by our chairman, Donald B. Murray, who was then a senior partner with Deloitte. Our founders created the Company to capitalize on the increasing demand for high quality outsourced professional services. We operated as a part of Deloitte until April 1999. In April 1999, we completed a management-led buyout. In December 2000, we completed our initial public offering of common stock and began trading on the NASDAQ Stock Market. We currently trade on the NASDAQ Global Select Market. We operate under the acronym RGP, the branding for our operating entity name of Resources Global Professionals.

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

As of May 28, 2016, we employed or contracted with 2,511 consultants serving a diverse base of over 1,800 clients ranging from large multinational corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. Our consultants have professional experience in a wide range of industries and functional areas and tend to be in the latter third of their careers, many with advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based consulting work with many of the advantages of working for a traditional professional services firm.

Our offices serve our multinational clients throughout the world with a client focus rather than from a regional/office perspective. To enhance our ability to serve multinational clients, we served our clients from 45 offices in the United States and from 23 offices within 19 countries abroad as of May 28, 2016.

Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Years Ended			% of Total
	May 28, 2016	May 30, 2015	% Change	May 28, 2016	May 30, 2015
North America	$499,229	$492,207	1.4%	83.4%	83.3%
Europe	57,714	59,350	(2.8)%	9.6	10.1
Asia Pacific	41,578	39,032	6.5%	7.0	6.6

Total	$598,521	$590,589	1.3%	100.0%	100.0%

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

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced professionals in support of projects and initiatives in the areas of accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. Our objective is to be the leading provider of these project-based professional services. We have developed the following business strategies to achieve this objective:

•	Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek consultants and management with talent, integrity, enthusiasm and loyalty (“TIEL”, an acronym used frequently within the Company) to strengthen our team and support our ability to provide clients with high-quality services and solutions. We believe that our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting quality clients.

•	Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2016, 47 of our 50 largest clients used more than one practice area and 40 of those top 50 clients used three or more practice areas; and 2) 44 of our largest 50 clients in fiscal 2011 remained clients in fiscal 2016 while 39 of our top 50 clients in 2008 were still clients in 2016. In addition, during fiscal 2016 our top 50 clients were served by an average of six RGP offices, demonstrating the breadth of our relationships with clients world-wide.

•	Build the RGP brand. Our objective is to build RGP’s reputation as the premier provider of project-based consulting services. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,511 consultants and 772 management and administrative employees working from offices in 20 countries as of May 28, 2016. In addition, we have global, regional and local marketing efforts that reinforce the RGP brand.

Our Growth Strategy

Since inception, our growth has been primarily organic rather than via acquisition. We believe that we have significant opportunity for continued organic growth in our core business as the global economy strengthens and economic uncertainties decrease and that, in addition, we can grow opportunistically through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional work from the clients we have served. We believe, based on discussions with our clients, that the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and that, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy evolves. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand name and reputation, supplemented by our global, regional and local marketing efforts. We anticipate that our growth efforts this year will continue to focus on identifying strategic target accounts that tend to be large multinational companies.

•	Expanding geographically. We have expanded geographically to meet the demand for project professional services around the world and currently have offices in 20 countries. We believe, based upon our clients’ requests, that there are future opportunities to promote growth globally. Consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may also add to our existing domestic office network when our existing clients have a need or if there is a new client opportunity.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as human capital; information management; governance, risk and compliance; supply chain management; legal and regulatory services; and corporate advisory, strategic communications and restructuring services. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe that an important component of our success has been our highly qualified and experienced consultants. As of May 28, 2016, we employed or contracted with 2,511 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

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

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2016, we served over 1,800 clients from offices located in 20 countries. Our revenues are not concentrated with any particular client or within any particular industry. No single customer accounted for more than 10% of revenue for the years ended May 28, 2016, May 30, 2015 and May 31, 2014, and in fiscal 2016, our 10 largest clients accounted for approximately 15% of our revenues.

The clients listed below represent the multinational and industry diversity of our client base:

AIG	Kawasaki Heavy Industries, Ltd.
American Express Company	Makita Corporation
BASF Corporation	MetLife, Inc.
Bayer Corporation	Mitsubishi Corporation
BP p.l.c.	Mitsui & Co, Ltd.
Chevron Corporation	Phillips 66 Company
Community Health Network Inc.	Sony Corporation
ConocoPhillips	Syngenta International AG
Kaiser Permanente	Unilever

Services and Products

RGP’s business model and operating philosophy are rooted in the support of client-led projects and consulting initiatives, extending to advisory-based services that leverage the deep experience and expertise of our internal team while partnering with our clients’ business leaders. Often, we deliver our services to clients across multiple functional areas of expertise with consultants from several disciplines working on the same project. Our areas of core competency include: finance and accounting; information management; human capital; corporate advisory, strategic communications and restructuring services; legal and regulatory; governance, risk and compliance; and supply chain management.

Finance & Accounting

RGP’s Finance and Accounting services encompass accounting operations, financial reporting, internal controls, financial analyses and business transactions. Clients utilize our services to bring accomplished talent to bear on internally driven change initiatives, such as M&A activities, or externally mandated change, such as required implementations of new accounting standards, as well as day-to-day operational issues. We provide specialized skills and then transfer knowledge to clients in order to help them leverage their own personnel. RGP specializes in providing customized solutions to our clients’ most pressing business problems, through project management and providing access to full project teams for a specific initiative. Our scalability and global reach also put us in the ideal position to help organizations manage peak workload periods or add specific skill sets to ongoing client projects.

Our Finance and Accounting core competencies include:

Process Transformation and Improvement

•	Business process improvement

•	Treasury operations

•	Skills development and training

Transactional Support

•	Mergers and acquisitions

•	IPOs

•	Bankruptcies

•	Divestitures

Remediation and Audit Response Support

•	Internal control weakness remediation

•	Financial statement restatements

•	Audit response

Technical and Operational Accounting

•	Policies and procedures

•	New accounting standards implementation

Financial Reporting and Analysis

•	External financial reporting

•	Internal management reporting

•	Key performance indicators

•	Planning, budgeting and modeling

•	Account and transaction-level analysis

Sample Engagement — Revenue Recognition Assessment and Solution: A U.S. based national retailer engaged RGP to perform a full assessment and develop an implementation roadmap in order to comply with the requirements of the Financial Accounting Standards Board’s revenue recognition guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended. Using RGP’s proprietary revenue recognition framework to determine the impact of the new guidance and to implement a solution, our consultants:

•	Evaluated the client’s revenue streams and processes, conducted company-wide interviews and reviewed and documented a sample of revenue contracts

•	Estimated the impact on the client’s revenue and disclosures

•	Assessed the client’s system capabilities, designed solutions and documented inter-departmental dependencies, including timeline requirements

•	Worked with the client to select the optimal implementation solutions and developed a robust implementation roadmap and work plan

•	Facilitated on-going and comprehensive knowledge transfer to position the client for future compliance with the revenue recognition standard

Sample Engagement — Reorganization, Bankruptcy Support and Human Capital: A U.S. clothing manufacturer and retailer was unable to meet its financial obligations in 2015 and filed for chapter 11 protection in U.S. bankruptcy court. The client initially hired RGP for a three-week engagement to analyze and reconcile their critical vendor claims. It was important to complete this reconciliation quickly in order for the continued flow of product from their vendors.

The client’s satisfaction with the initial project led to expansion of the engagement to include an analysis and reconciliation of 503(b)(9) supplier claims just prior to the bankruptcy filing, administration claims and bankruptcy court reporting, including monthly financial reports.

Because of employee layoffs as well as employee attrition due to the chapter 11 filing, the company was unable to perform certain critical functions. RGP provided consultants to serve as interim controller; AP Manager; Budgeting Manager and HR Manager, including the handling of WARN Act notices, layoffs and COBRA matters. With RGP’s support, the Company successfully exited bankruptcy and RGP continues to assist in the on-going reorganization.

Sample Engagement — Transition of Accounting Cycle Processes Following Significant Acquisition: A Fortune 500 retail company that recently completed a significant acquisition of a competitor embarked on a comprehensive program to recognize synergies from the overlap of certain back-office functions. Under a “lift & shift” scenario, the client engaged RGP to assess the current state of revenue, cash and payables processes for the acquired company and to develop and execute a plan to transition those functions to the client’s existing shared services centers around the world.

Information Management

RGP’s Information Management practice provides planning and execution services in four primary areas: Program & Project Management; Business & Technology Integration; Data Strategy & Management; and IT Strategy & Advisory. By focusing on the initiative as defined by our clients, RGP can provide continuity of service from the creation or expansion of an overall IT strategy through post-implementation support. In addition to these services, we assist clients in implementation of a variety of technology solutions: Enterprise Resource Planning (“ERP”) systems; strategic “front-of-the-house systems”; human resources (“HR”) information systems; supply chain management systems; core finance and accounting systems; audit compliance systems; and financial reporting, planning and consolidation systems.

The following are examples of the core competencies of our Information Management practice:

Program & Project Management

•	Project management office (“PMO”) design & optimization

•	Project audit & assessments

•	Portfolio rationalization

•	Project Management & Recovery

Business & Technology Integration

•	Business analysis & process reengineering

•	System stabilization and optimization

•	System selection & implementation

•	Quality assurance & testing

Data Strategy & Management

•	Data analysis, conversion & integration

•	Business Intelligence (“BI”) strategy & execution

•	Data governance, security & quality management

•	Business Performance Management solutions

IT Strategy & Advisory

•	IT assessments & strategic planning

•	Merger planning & integration

•	Outsourcing & Shared Service strategy

•	Infrastructure, architecture & design services

Sample Engagement — Project Leadership for Global Next Generation Program: A Fortune 50 automotive company is implementing a global program to create the next generation of connected vehicle technology and infotainment applications for all North American vehicle production. The RGP team leads the coordination and integration of a highly complex set of services that requires the seamless integration of six external suppliers and eight internal teams, to create a new customer facing registration portal, secure global network and real-time interfaces needed to enable the new services.

RGP consultants serve as technical Program Management across 13 defined workstreams as well as a variety of internal systems integrations that span enterprise infrastructure. The project also includes systems implementation in the form of architecture support and very complex systems integration across the 14 teams building the technology components. The RGP

Program Manager has managed the transition from vendor selection to solutioning and engineering the services with the supplier and client teams. RGP continues to be the technical systems integrator for all program workstreams and horizontal platforms.

Sample Engagement — Deployment of Third-Party Technology in Call Center: A major provider of entertainment programming needed assistance in deploying third-party technology. The technology allows system intelligent prioritization of customer telephone calls by providing real-time evaluation of customer call intention, comparing the intent with various attributes on file for the particular customer, and aligning customer calls with offers for cross-selling purposes.

The RGP consulting team provided project management, executive stakeholder strategy, organizational change management, enterprise technology implementation and vendor management. In addition to reducing the time associated with each customer call and increasing revenue through targeted cross-sell techniques, our team led the implementation of a number of analytical tools for the business to use in evaluating retention and cross-sell strategies.

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

Sample Engagement — BI Strategy/Implementation: A large state utility company required assistance in restarting and reenergizing a stalled enterprise-wide BI initiative focused on increasing overall data definition/management, analysis and reporting to support enterprise-wide business decision making. The RGP engagement consisted of:

•	Partnering with the client’s corporate stakeholder team to define the current state of the stalled BI initiative and redevelop overall objectives/goals

•	Providing the framework/approach of how to restart and move forward towards a successful implementation and adoption

•	Leading the effort to gain stakeholder, management and end user buy-in for the initiative across the organization

•	Providing day to day Program Management oversight, focusing on partnering, advising and managing the redefined approach. Critical deliverables included requirements/process definition, data definition/management, report/dashboard definition and development, change management and training/adoption

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

Sample Engagement — Establishment of New Corporate Compensation Function: A fast-growing multi-national pharmaceutical company needed assistance in establishing a new corporate compensation function, addressing core infrastructure issues. Our consultant, working with client personnel, served as Project Manager and subject matter expert, assessing business priorities, development of compensation philosophy and integration of processes with technology. Specific initiatives included:

•	Establishing a benchmarking strategy for assessing competitive pay levels, coupled with integrating a pay for performance culture

•	Evaluating the current HRIS system and identifying relevant issues for replacement

•	Positioning the HR function as a valued and integral business partner

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

Sample Engagement — Implementation of HR system: A Fortune 500 provider of electronic products and services selected Workday as their world-wide HR system in order to improve HR workload and processes. The new system would replace the existing, manually intensive and inefficient spreadsheet based process, allowing HR management to focus on analysis rather than data development and reconciliation. RGP led the initiative in the region by developing and implementing a deployment plan and assessing the impact and success of the software usage upon completion.

Legal & Regulatory

RGP Legal helps clients execute their legal, risk management and regulatory initiatives. Our consultants (consisting of attorneys, compliance professionals, paralegals and contract managers) have significant experience working at the nation’s top law firms and companies. RGP Legal provides general counsel access to exceptional talent on an agile basis for the exact subject-matter knowledge and business perspective required for a particular task or workflow. Generally, RGP Legal is engaged to work directly with in-house counsel or with traditional outside counsel for projects or pieces of “unbundled” work. Examples of our core competencies include:

Project Services

•	Commercial agreement review

•	Compliance support (FCPA, Dodd-Frank, data privacy)

•	Proxy and quarterly SEC support

•	Corporate governance

Sample Engagement — Unbundling Support for M&A Activity: Our client, a world leader in the in-flight entertainment and communication solutions business, turned to RGP for supplemental support and expertise in connection with a buy-side acquisition. The client’s general counsel engaged us to supplement the bandwidth of the in-house team. Our consultants drove the diligence process, collaborated extensively with internal business units and, working closely with lead outside counsel who focused on the strategy and structure of the deal, assisted in the drafting of deal documents. The client reduced its legal spend by multi-sourcing the work needed to support the transaction.

Legal Operations and Business Strategy

•	Legal project management, process improvement, change management

•	Legal spend analysis

•	Strategic sourcing and convergence

•	Contract, knowledge, matter management

•	Technology assessment, selection, implementation and optimization

•	Organizational design

Sample Engagement — Law Department Organizational Design: The new General Counsel for a multi-billion dollar energy and specialty refining company asked RGP to redesign its legal department structure from the ground up. A series of acquisitions, coupled with a more complex business environment, increased the department’s work flows. Our consultants conducted extensive stakeholder interviews and an analysis of department operations to develop an organizational model stressing business continuity, best practices in organizational design, areas of process and resourcing improvement, and organizational development. RGP’s solution resulted in a leaner legal team that leverages effective and efficient legal services providers, while implementing in-house efficiencies and automation.

Sample Engagement — Development and Implementation of Knowledge Management Tool: Our client, a multi-million dollar asset management firm, lacked an efficient tool for handling information related to its investment/private equity funds. As a result, in-house attorneys often started deals without the benefit of knowledge gleaned from previously negotiated agreements. Documents were difficult to locate, important deal information was lost, and providing information to regulators and third parties was often time consuming and inefficient.

RGP designed a knowledge management tool to increase efficiencies in the client’s deal flow and archiving process. RGP crafted a simple searchable database tool that provided an effective way to access, retrieve, archive and leverage important deal information. RGP also conducted a gap analysis on missing deal documents and developed training to ensure attorney buy-in and acceptance of the management tool.

Unbundling Legal Services

•	Litigation management and support, including document review and analysis, investigations and regulatory reviews

•	M&A due diligence, closing, integration

•	Real estate due diligence

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

After conducting the interviews, our consultants teamed with the client and outside counsel to determine the merit and relevancy of each declaration. The project was completed rapidly over a multi-week period and the client reported cost savings versus traditional solutions.

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

Sample Engagement — Improvement in On-Line Checkout: A U.S. based product distributor initiated a major campaign to drive consumers to using an e-commerce platform. However, during checkout, customers realized that shipping and handling fees associated with the purchase were too high, resulting in an 80% cart abandonment rate and a significant loss in sales. In the current e-commerce environment, consumers have been trained to expect free shipping, free shipping over a specific order value or flat rate shipping.

The client engaged RGP to identify short term solutions to reduce shipping and handling charges prior to the next selling season, as well as longer term ideas for future releases. After conducting a four week assessment of the recent sales cycle and associated data, RGP consultants provided specific recommendations to reduce shipping and handling costs, reduce the order cycle and transit time and reduce packaging waste. In addition, observations were made to improve the consumer experience, with the goal of increasing sales.

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

Sample Engagement — Cost Recovery Review: One of the world’s largest multinational energy companies engaged RGP to provide services to ensure contract compliance and to identify cost recovery opportunities with a supplier of significant services. Performing services at the supplier location, the RGP consultants developed the procedure plan, conducted supplier interviews, performed test work on selected transactions and issued a final report. The findings ultimately resulted in a recovery for the client and an enhanced understanding with the supplier.

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

Enterprise Risk Management

•	Strategic and operational objectives and risk assessment

•	Risk management and monitoring process development

•	Implementation of comprehensive ERM programs

Sarbanes and Internal Controls

•	Documentation and testing of key controls

•	COSO framework documentation

•	Control rationalization and self-assessment

•	Remediation of control deficiencies

•	Internal audit co-sourcing

Contract and Regulatory Compliance Audits

•	Regulatory compliance assessments

•	Royalty, license and franchise partner audits

Operational and IT Audits

•	Specialized skill sets and subject matter expertise

•	Global geographic coverage

•	Audit plan development and periodic risk assessment

Sample Engagement — Documentation and Enhancement of Internal Controls in Preparation for IPO or Sale: A highly profitable and fast growing maker of electronic equipment had both inadequate IT general controls and poor documentation of its processes. As a result, highly detailed and expensive substantive audit procedures needed to be performed in order to prepare financial statements for a contemplated IPO or sale of the company. Serving as project manager and change management lead, RGP consultants performed an assessment of IT general controls, identified critical risk areas and prepared detailed action plans to remediate or implement controls.

Sample Engagement — Implementation of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Framework: A Fortune 500 software developer engaged us to serve as the lead in applying the COSO framework of controls in a highly complex business environment. Specifically, our consultants identified and aligned control activities with the respective COSO principles and provided a gap analysis to target points for remediation. In addition, the RGP team developed a user friendly reporting model to facilitate both coordination with the external audit team as well as critical communication points with senior executives and the Audit Committee of the Board of Directors.

Sample Engagement — Documentation and Enhancement of Internal Controls: A rapidly growing maker of automation software needed an assessment of current state business processes and internal controls at its U.S. and India operations for Sarbanes and general business purposes. Our consultants documented current state of internal controls, made recommendations for enhanced future state of controls and presented our findings to executive management. The assessments identified a significant number of high risk items that the client was unaware of, with actionable recommendations for improvement.

Sample Engagement — Internal Audit Co-Sourcing and Internal Control Framework: A global insurance provider engaged RGP to provide co-sourced internal audit functions as well as to implement its Internal Control Framework (“ICF”). After identifying high risk projects and processes in the IT function, we assisted with the following deliverables:

•	Planning and designing the audit approach to be used across the enterprise for engagements

•	Performing testing and evaluation of results in order to prepare draft audit reports

•	Producing final audit reports in the required format utilizing the client’s auditor assistant database system

For the ICF project, RGP consultants were deployed in the U.S. and internationally to document and review accounting and IT processes and controls and to provide recommendations for improvement.

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

Sample Engagement — Audit IT Security Controls: The CIO of a global healthcare company headquartered in Europe planned a series of global IT audits. Working as a part of a client team, RGP was responsible for an assessment of the strength and sophistication of the IT security organization, implementation of the IT security governance model, conducting a series of interviews with top management stakeholders in the IT organization, and transfer of knowledge on audit techniques.

policyIQ

RGP’s policyIQ is our proprietary cloud-based GRC software application, enabling the focused management of a wide range of GRC processes, including Risk Assessments, Sarbanes Compliance, Policy and Procedure Management, Internal Audit Programs, Anti-Corruption Compliance and Contract Administration. policyIQ can be implemented quickly to manage a specific aspect of an overall GRC program, or easily scaled to integrate multiple initiatives, allowing the organization to realize greater efficiency. In addition, our engagement teams often utilize policyIQ as a tool to assist in the efficient collection, storing and review of project workpapers, deliverables and other critical project content. Business problems that our clients have used policyIQ to resolve include:

•	Sarbanes Compliance Management: Clients use policyIQ to manage their entire Sarbanes compliance program, from risk assessment through remediation tracking. Electronic forms automate quarterly certifications, and reporting allows all stakeholders insight into the status of Sarbanes compliance at any time.

•	Policy and Procedure Management: With policyIQ as the central location for all organizational policies and procedures, all employees have access to the most current documentation — and using electronic forms, can easily document annual proof of compliance.

•	Internal Audit Programs: Companies use policyIQ to capture workpapers electronically, gathering all evidence in a central location and assigning testing to the appropriate auditors. With robust reporting, audit managers have oversight into the process and with built-in workflow, audits can flow through appropriate channels of approval.

•	Contract Management: policyIQ provides a central, secure location to house all contract documentation, allowing companies to index contracts for ease of searching and align view, edit and approve security appropriately. By utilizing custom fields to capture standard meta data, contracts can be categorized and communications established to alert all stakeholders of upcoming renewals or milestones.

Sample Engagement — Fresh Approach to Sarbanes Compliance: For a publicly traded manufacturing company with global operations, RGP was engaged to bring efficiency and consistency to its Sarbanes compliance and internal audit programs. Using policyIQ, our consulting team was able to:

•	Implement the 2013 COSO Framework, with mapping to entity level controls, in order to meet expectations by external auditors and the Public Company Accounting Oversight Board

•	Integrate workflow processes on all control reviews and audit testing to improve quality assurance over documentation and oversight on audit testing

•	Establish consistent processes for Sarbanes documentation and testing across multiple business units

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

We believe that our ability to deliver professional services successfully to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual. We also share across the Company the best and most effective practices of our highest achieving offices and use this as an introductory tool with new managing directors. New managing directors also spend time with another practice, partnering with experienced managing directors and other senior management personnel. This allows the veteran managing directors to share their success stories, foster the culture of the Company with new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

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

Employees

As of May 28, 2016, we had a total of 3,283 employees, including 772 corporate and local office employees and 2,511 consultants. Our employees are not covered by any collective bargaining agreements.

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

We may be legally liable for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel.

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

Because we are in the business of placing our personnel in the workplaces of other companies, we are subject to possible claims by our personnel alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We may also be subject to similar claims from our clients based on activities by our personnel. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain personnel and clients.

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

Our international activities require us to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	less flexible or future changes in labor laws and regulations in the U.S. and in foreign countries;

•	expenses associated with customizing our professional services for clients in foreign countries;

•	foreign currency exchange rate fluctuations when we sell our professional services in denominations other than United States’ dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 28, 2016, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

As of May 28, 2016, we maintained 45 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

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
Atlanta, Georgia

As of May 28, 2016, we maintained 23 international offices under operating lease agreements, located in the following cities and countries:

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

Our corporate offices are located in Irvine, California. We own an approximately 56,200 square foot office building in Irvine, California, of which we occupied approximately 38,000 square feet as of May 28, 2016, including space occupied by our Orange County, California practice. Approximately 18,200 square feet is leased to independent third parties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 11, 2016 was 40 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth the range of high and low closing sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2016:
First Quarter	$16.85	$15.03
Second Quarter	$18.42	$14.94
Third Quarter	$18.60	$13.79
Fourth Quarter	$15.56	$13.19
Fiscal 2015:
First Quarter	$15.79	$11.90
Second Quarter	$15.87	$13.04
Third Quarter	$18.23	$15.09
Fourth Quarter	$17.90	$15.69

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we declared a dividend of $0.10 per share of common stock during each quarter in fiscal 2016 and $0.08 per share of common stock during each quarter in fiscal 2015. On April 21, 2016, our board of directors declared a regular quarterly dividend of $0.10 per share of our common stock. The dividend was payable on June 16, 2016 to stockholders of record at the close of business on May 19, 2016. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In July 2015, our board of directors approved a stock repurchase program, authorizing the purchase, at the discretion of our senior executives, of our common stock for an aggregate dollar limit not to exceed $150.0 million. This program commenced in February 2016 upon the exhaustion of the previous stock repurchase program of $150 million approved by the Company’s board of directors in April 2011. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

The table below provides information regarding our stock repurchases made during the fourth quarter of fiscal 2016 under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under All Programs
February 28, 2016 — March 26, 2016	—	$—	—	$146,706,942
March 27, 2016 — April 23, 2016	167,669	$13.89	167,669	144,378,000
April 24, 2016 — May 28, 2016	390,840	$14.82	390,840	138,586,170

Total February 28, 2016 — May 28, 2016	558,509	$14.54	558,509	$138,586,170

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of eleven companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the five years ended May 28, 2016. The graph assumes $100 was invested on May 28, 2011 in our common stock and in each index (based on prices from the close of trading on May 28, 2011), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

	For the Fiscal Years Ended
	May 28, 2011	May 26, 2012	May 25, 2013	May 31, 2014	May 30, 2015	May 28, 2016
Resources Connection, Inc.	$100.00	$89.31	$82.81	$95.58	$123.37	$125.11
Russell 3000	$100.00	$99.76	$128.07	$152.93	$171.06	$171.49
SIC Code 8742 — Management Consulting	$100.00	$94.23	$141.13	$158.11	$202.65	$222.37
Peer Group	$100.00	$98.53	$121.62	$146.59	$158.48	$137.75

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

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 48 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 33. The Consolidated Statements of Operations data for the years ended May 25, 2013 and May 26, 2012 and the Consolidated Balance Sheet data at May 31, 2014, May 25, 2013 and May 26, 2012 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 28, 2016, May 30, 2015 and May 31, 2014 and the Consolidated Balance Sheet data at May 28, 2016 and May 30, 2015 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014 (1)	May 25, 2013	May 26, 2012
	(In thousands, except per common share and other data)
Revenue	$598,521	$590,589	$567,181	$556,334	$571,763
Direct cost of services, primarily payroll and related taxes for professional services employees	366,355	362,227	351,359	342,040	352,524

Gross margin	232,166	228,362	215,822	214,294	219,239
Selling, general and administrative expenses	174,806	173,797	172,531	168,318	170,992
Employee portion of contingent consideration (2)	—	—	—	—	(500)
Contingent consideration adjustment (3)	—	—	—	—	(33,440)
Amortization of intangible assets	90	918	1,688	1,694	3,364
Depreciation expense	3,467	3,389	3,628	4,580	5,731

Income from operations	53,803	50,258	37,975	39,702	73,092
Interest income	(186)	(148)	(168)	(175)	(252)

Income before provision for income taxes	53,989	50,406	38,143	39,877	73,344
Provision for income taxes	23,546	22,898	18,257	19,373	32,202

Net income	$30,443	$27,508	$19,886	$20,504	$41,142

Net income per common share:
Basic	$0.82	$0.73	$0.51	$0.50	$0.94

Diluted	$0.81	$0.72	$0.51	$0.50	$0.94

Weighted average common shares outstanding:
Basic	37,037	37,825	39,216	41,108	43,541

Diluted	37,608	38,248	39,307	41,151	43,599

Cash dividends declared per common share	$0.40	$0.32	$0.28	$0.24	$0.20

Other Data:
Number of offices open at end of year	68	68	68	73	77
Total number of consultants on assignment at end of year	2,511	2,516	2,401	2,208	2,317
Cash dividends paid	$14,085	$11,748	$10,625	$9,497	$8,306

(1)	The year ended May 31, 2014 consisted of 53 weeks. All other years presented consisted of 52 weeks.
(2)	During the year ended May 26, 2012, the Company determined that the estimated contingent consideration accrued in a prior year and potentially payable to employees related to the Sitrick Brincko Group acquisition would not be payable and the accrual was reversed.

(3)	The contingent consideration adjustment includes a net reduction of the contingent consideration liability related to the purchase of Sitrick Brincko Group of $33.4 million for the year ended May 26, 2012. The fiscal 2012 net adjustment is related to revised estimates of fair value of contingent consideration based upon updates to the probability weighted assessment of various projected average earnings before interest, taxes, depreciation and amortization (“EBITDA”) scenarios associated with the acquisition of Sitrick Brincko Group.

	May 28, 2016	May 30, 2015	May 31, 2014	May 25, 2013	May 26, 2012
	(Amounts in thousands)
Cash, cash equivalents, short-term investments and U.S. government agency securities	$116,046	$112,238	$114,277	$119,012	$128,115
Working capital	156,150	152,760	150,287	155,844	166,584
Total assets	422,238	416,981	420,078	417,640	430,719
Stockholders’ equity	342,649	340,452	345,761	352,327	365,868

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of May 28, 2016, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international offices are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5% of our revenue for each of the years ended May 28, 2016, May 30, 2015 and May 31, 2014. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts, if any, is included in our selling, general and administrative expenses.

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

Selling, general and administrative expenses include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for the Company as a whole and each individual’s performance.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2016 and 2015 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks, such as fiscal 2014, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks.

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

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our goodwill is not subject to periodic amortization. This asset is considered to have an indefinite life and its carrying value is required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of this intangible asset in the future and this adjustment may materially affect the Company’s future financial results and financial condition.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.10 per share for each quarter during fiscal 2016 and $0.08 per share for each quarter of fiscal 2015) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non-officers and 7.7 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
	(Amounts in thousands)
Revenue	$598,521	$590,589	$567,181
Direct cost of services	366,355	362,227	351,359

Gross margin	232,166	228,362	215,822
Selling, general and administrative expenses	174,806	173,797	172,531
Amortization of intangible assets	90	918	1,688
Depreciation expense	3,467	3,389	3,628

Income from operations	53,803	50,258	37,975
Interest income	(186)	(148)	(168)

Income before provision for income taxes	53,989	50,406	38,143
Provision for income taxes	23,546	22,898	18,257

Net income	$30,443	$27,508	$19,886

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Revenue	100.0%	100.0%	100.0%
Direct cost of services	61.2	61.3	61.9

Gross margin	38.8	38.7	38.1
Selling, general and administrative expenses	29.2	29.4	30.4
Amortization of intangible assets	—	0.2	0.3
Depreciation expense	0.6	0.5	0.7

Income from operations	9.0	8.6	6.7
Interest income	—	—	—

Income before provision for income taxes	9.0	8.6	6.7
Provision for income taxes	3.9	3.9	3.2

Net income	5.1%	4.7%	3.5%

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

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
	(Amounts in thousands)
Net income	$30,443	$27,508	$19,886
Adjustments:
Amortization of intangible assets	90	918	1,688
Depreciation expense	3,467	3,389	3,628
Interest income	(186)	(148)	(168)
Provision for income taxes	23,546	22,898	18,257

EBITDA	57,360	54,565	43,291
Stock-based compensation expense	6,280	5,989	6,519

Adjusted EBITDA	$63,640	$60,554	$49,810

Revenue	$598,521	$590,589	$567,181

Adjusted EBITDA Margin	10.6%	10.3%	8.8%

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

Year Ended May 28, 2016 Compared to Year Ended May 30, 2015

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $7.9 million, or 1.3%, to $598.5 million for the year ended May 28, 2016 from $590.6 million for the year ended May 30, 2015. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. In fiscal 2016, revenue increased in North America and Asia Pacific but declined in Europe as compared to fiscal 2015 as noted in the table below. Bill rates increased 0.8% on average in fiscal 2016 compared to fiscal 2015, while hours worked increased 1.4% over the same period. During fiscal 2016, revenue declined with certain clients in the energy services industries due to the on-going turmoil in the energy market, primarily in the U.S. The timing of stabilization with clients in this industry is uncertain.

The number of consultants on assignment at the end of fiscal 2016 was 2,511 compared to the 2,516 consultants engaged at the end of fiscal 2015 (the average number of consultants assigned was 2,503 in fiscal 2016 compared to 2,487 in fiscal 2015).

We operated 68 offices (23 abroad) at both May 28, 2016 and May 30, 2015. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Years Ended			% of Total
	May 28, 2016	May 30, 2015	% Change	May 28, 2016	May 30, 2015
North America	$499,229	$492,207	1.4%	83.4%	83.3%
Europe	57,714	59,350	(2.8)%	9.6	10.1
Asia Pacific	41,578	39,032	6.5%	7.0	6.6

Total	$598,521	$590,589	1.3%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates in effect during each period. Thus, if the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower. Using the comparable fiscal 2015 conversion rates, international revenues would have been higher than reported under GAAP by $8.9 million for the year ended May 28, 2016. Using these constant currency rates, which we believe provides a more comprehensive view of our business, our revenue increased by 1.8% in North America, by 6.0% in Europe, by 11.4% in Asia Pacific and by 2.9% overall.

The stronger U.S. dollar against most of the currencies of the international countries in which we operate during fiscal 2016 affected our average bill rate. Using the comparable fiscal 2015 conversion rates, the average bill rate would have increased 1.7% in fiscal 2016 compared to fiscal 2015.

Direct Cost of Services. Direct cost of services increased $4.2 million, or 1.2%, to $366.4 million for the year ended May 28, 2016 from $362.2 million for the year ended May 30, 2015. Comparing fiscal 2016 to fiscal 2015, direct cost of services increased primarily because of a 1.4% increase in hours worked, while the average consultant pay rate per hour was the same in both years. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) was 61.2% and 61.3% for the years ended May 28, 2016 and May 30, 2015, respectively. Comparing the two fiscal years, there were no significant differences in the components comprising the direct cost of services percentage. The stronger U.S. dollar against most of the currencies of the international countries in which we operate during fiscal 2016 affected our average pay rate. Using the comparable fiscal 2015 conversion rates, the average pay rate would have increased 1.7% in fiscal 2016 compared to fiscal 2015.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses (“S, G & A”). S, G & A increased $1.0 million, or 0.6%, to $174.8 million for the year ended May 28, 2016 from $173.8 million for the year ended May 30, 2015. However, S, G & A decreased as a percentage of revenue from 29.4% in fiscal 2015 to 29.2% in fiscal 2016. Management and administrative head count was 772 at the end of fiscal 2016 and 742 at the end of fiscal 2015. S, G & A for the year ended May 28, 2016 includes additional non-cash stock-based compensation expense of approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. During fiscal 2016, compensation and related benefit costs increased, attributable to headcount additions in U.S. and Asia Pacific in offices experiencing growth; and the Company increased its reserve for uncollectable accounts by $1.1 million. These costs were offset as compared to the prior year by a decrease in severance charges related to our European operations and decreases in other non-cash stock-based compensation expense. S, G & A in fiscal 2016 was favorably impacted by $3.0 million due to the strengthening of the U.S. dollar compared primarily to the Euro, Swedish Kronor and British Pound.

Sequential Operations. On a sequential quarter basis, fiscal 2016 fourth quarter revenue increased 3.9% to $152.5 million from $146.8 million, hours worked improved 2.8% and bill rates were up 0.8%. The Company’s sequential revenue increased in North America (3.1%), Europe (11.7%), and Asia Pacific (2.8%); using the comparable third quarter fiscal 2016 conversion rates, sequential revenue increased in North America (3.1%) and Europe (9.5%), but was down in Asia Pacific (-0.7%). Third quarter revenue was impacted by the Christmas, New Year’s and Chinese New Year’s holidays; there were no significant holidays in the fourth quarter.

The direct cost of services percentage improved from 62.6% in the third quarter to 60.1% in the fourth quarter. This improvement is primarily attributable to no compensated holidays in the United States during the fourth quarter compared to two in the third quarter, the declining impact of payroll taxes as the calendar year progresses and an improvement in the Company’s cost of its self-insured medical coverage of consultants.

S, G & A expenses increased $1.0 million from the quarter ended February 27, 2016 to the quarter ended May 28, 2016, primarily as a result of the increased spending for marketing programs, offset by the declining impact of payroll taxes as the calendar year progresses and improvement in the Company’s cost of self-insured medical coverage for employees. The leverage of S, G & A expenses improved to 29.1% in the fourth quarter of fiscal 2016 compared to 29.5% in the third quarter. This was attributable to the improved revenue in the fourth quarter, which provided leverage on certain fixed expenses, such as rent, in the fourth quarter.

Amortization and Depreciation Expense. Amortization of intangible assets decreased from $918,000 in fiscal 2015 to $90,000 in fiscal 2016. During fiscal 2016, the Company completed amortization of all of its intangible assets.

Depreciation expense increased from $3.4 million for the year ended May 30, 2015 to $3.5 million for the year ended May 28, 2016.

Interest Income. Interest income increased to $186,000 in fiscal 2016 compared to $148,000 in fiscal 2015. The increase in interest income is the result of improved rates on amounts available for investment in fiscal 2016. The Company has invested available cash in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. As of May 28, 2016, the Company had $25.0 million of investments in commercial paper and U.S. Government Agency securities with remaining maturity dates between three months and one year from the balance sheet date which are classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The provision for income taxes increased from $22.9 million (effective rate of 45.4%) for the year ended May 30, 2015 to $23.5 million (effective rate of 43.6%) for the year ended May 28, 2016. The provision for taxes in both fiscal 2016 and fiscal 2015 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The increase in the provision for income taxes is because of higher pretax income. The effective tax rate decreased because of higher U.S. pretax income coupled with lower international pretax losses. Decreased losses from countries with valuation allowances allow the tax expense to be spread over a higher pretax base, which lowers the effective tax rate. The effective tax rate in both fiscal years disproportionately magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). Based upon current economic circumstances, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.1 million and $2.2 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2016 and 2015, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Income Taxes. The provision for income taxes increased from $18.3 million (effective rate of 47.9%) for the year ended May 31, 2014 to $22.9 million (effective rate of 45.4%) for the year ended May 30, 2015. The provision for taxes in both fiscal 2015 and fiscal 2014 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The increase in the provision for income taxes is because of higher pretax income, primarily from the U.S. The effective tax rate decreased because of higher U.S. pretax income coupled with lower international pretax losses. Decreased losses from countries with valuation allowances allow the tax expense to be spread over a higher pretax base, which lowers the effective tax rate. The effective tax rate in both fiscal years disproportionately magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and ISOs. Based upon current economic circumstances, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.2 million and $2.1 million related to stock-

based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2015 and 2014, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 28, 2016. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 28, 2016	Feb. 27, 2016	Nov. 28, 2015	Aug. 29, 2015	May 30, 2015	Feb. 28, 2015	Nov. 29, 2014	Aug. 30, 2014
	(In thousands, except net income per common share)
Revenue	$152,515	$146,779	$150,887	$148,340	$148,814	$146,832	$151,496	$143,447
Direct cost of services, primarily payroll and related taxes for professional services employees	91,616	91,851	92,011	90,877	90,953	91,991	92,061	87,222

Gross margin	60,899	54,928	58,876	57,463	57,861	54,841	59,435	56,225
Selling, general and administrative expenses	44,360	43,318	43,171	43,957	42,464	43,478	43,576	44,279
Amortization of intangible assets	—	30	30	30	30	62	402	424
Depreciation expense	861	867	881	858	847	839	849	854

Income from operations	15,678	10,713	14,794	12,618	14,520	10,462	14,608	10,668
Interest income	(68)	(52)	(34)	(32)	(34)	(37)	(39)	(38)

Income before provision for income taxes	15,746	10,765	14,828	12,650	14,554	10,499	14,647	10,706
Provision for income taxes	7,069	4,808	6,152	5,517	6,446	4,510	6,631	5,311

Net income	$8,677	$5,957	$8,676	$7,133	$8,108	$5,989	$8,016	$5,395

Net income per common share (1):
Basic	$0.24	$0.16	$0.23	$0.19	$0.22	$0.16	$0.21	$0.14

Diluted	$0.23	$0.16	$0.23	$0.19	$0.21	$0.16	$0.21	$0.14

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises. We have generated positive cash flows annually from operations since inception, and we continued to do so during the year ended May 28, 2016. Our ability to continue to increase positive cash flow from operations in the future will be, at least in part, dependent on improvement in global economic conditions.

At May 28, 2016, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for property and equipment, expiring at various dates through September 2025. At May 28, 2016, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 28, 2016:

	Payments Due by Period
	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Thereafter
	(Amounts in thousands)
Operating lease obligations	$39,984	$10,006	$14,466	$7,950	$7,562

Purchase obligations	$1,227	$540	$551	$136	$—

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2016, unless extended by the parties. As of May 28, 2016, the Company had approximately $1.9 million available under the terms of the Credit Agreement, as Bank of America has issued approximately $1.1 million of outstanding letters of credit in favor of third parties related to operating leases. As of May 28, 2016, the Company was in compliance with all covenants included in the Credit Agreement.

Operating activities provided $38.3 million and $31.8 million in cash in fiscal 2016 and fiscal 2015, respectively. Cash provided by operations in fiscal 2016 resulted from net income of $30.4 million and net favorable non-cash reconciling adjustments of $12.0 million. Other balance sheet account changes in fiscal 2016, including working capital balances, were a net use of cash of $4.2 million; the primary driver of the use was the increase in the Company’s accounts receivable as of the end of the fiscal year because of higher weekly revenues as compared to the same period of the prior fiscal year. In fiscal 2015, cash provided by operations resulted from net income of $27.5 million and net favorable non-cash reconciling adjustments of $11.1 million. Other balance sheet account changes in fiscal 2015, including working capital balances, were a net use of cash of $6.9 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods by $0.8 million because certain intangible assets became fully amortized during fiscal 2015) and stock-based compensation expense which increased between the two periods by $0.3 million. Stock-based compensation expense does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for share-based payments such as stock options, restricted stock and ESPP purchase rights. The increase in fiscal 2016 is attributable to the acceleration of vesting related to options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman.

Net cash used in investing activities was $2.4 million for fiscal 2016 compared to net cash provided of $6.6 million for fiscal 2015. Cash received from the redemption and purchases of short-term investments (primarily commercial paper) was approximately the same in fiscal 2016 but was a source of cash in fiscal 2015 of $9.0 million. The Company spent the same amount ($2.4 million) on property and equipment in fiscal 2016 as fiscal 2015.

Net cash used in financing activities totaled $32.3 million for the year ended May 28, 2016, compared to $28.9 million for the year ended May 30, 2015. The Company received approximately $9.8 million in fiscal 2016 from the exercise of employee stock options and issuance of shares via the Company’s ESPP compared to $9.1 million in the prior fiscal year. However, the Company used more cash in fiscal 2016 ($28.1 million) to purchase approximately 1.8 million shares of our common stock as compared to $26.3 million to purchase 1.7 million shares of common stock in fiscal 2015. Payments for the Company’s dividend program increased from $11.7 million in fiscal 2015 to $14.1 million in fiscal 2016 as a result of the Company’s increase in fiscal 2016 of its quarterly dividend from $0.08 to $0.10 per common share.

The Company had $116.0 million in cash and cash equivalents and short-term investments at May 28, 2016. We anticipate that our current cash and the ongoing cash flows from operations will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Operating activities provided $31.8 million and $32.0 million in cash in fiscal 2015 and fiscal 2014, respectively. Cash provided by operations in fiscal 2015 resulted from net income of $27.5 million and net favorable non-cash reconciling adjustments of $11.1 million (principally depreciation and amortization and stock-based compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were a net use of cash of $6.9 million; the primary driver of the use was the increase in the Company’s accounts receivable as of the end of the fiscal year because of higher weekly revenues as compared to the same period of the prior fiscal year. In fiscal 2014, cash provided by operations resulted from net income of $19.9 million and net favorable non-cash reconciling adjustments of $14.0 million (principally depreciation and amortization and stock-based compensation expense). Other balance sheet account changes between the two periods, including working capital balances, were a net use of cash of $1.9 million. Stock-based compensation expense, which does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for share-based payments such as stock options, restricted stock and ESPP purchase rights, was relatively the same between fiscal 2015 and fiscal 2014. In addition, non-cash depreciation and amortization fell in fiscal 2015 as certain assets were fully amortized in fiscal 2014.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 28, 2016.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 28, 2016, May 30, 2015 or May 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. At the end of fiscal 2016, we had approximately $116.0 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the year ended May 28, 2016, approximately 18.3% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 80% of our fiscal year-end balances of cash, cash equivalents and short-term investments were denominated in United States dollars. The remaining amount of approximately 20% was comprised primarily of cash balances translated from Japanese Yen, Euros, Canadian Dollars and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded in stockholders’ equity as a component of other comprehensive income.

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

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Resources Connection, Inc.

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and subsidiaries as of May 28, 2016 and May 30, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 28, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resources Connection, Inc. and subsidiaries as of May 28, 2016 and May 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting as of May 28, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated August 10, 2016 expressed an unqualified opinion on the effectiveness of Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

Irvine, California

August 10, 2016

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 28, 2016	May 30, 2015
	(Amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$91,089	$87,250
Short-term investments	24,957	24,988
Trade accounts receivable, net of allowance for doubtful accounts of $2,994 and $3,291 as of May 28, 2016 and May 30, 2015, respectively	97,807	96,574
Prepaid expenses and other current assets	4,735	4,066
Income taxes receivable	—	257
Deferred income taxes	8,446	8,571

Total current assets	227,034	221,706
Goodwill	171,183	170,878
Intangible assets, net	—	90
Property and equipment, net	21,274	22,001
Deferred income taxes	774	335
Other assets	1,973	1,971

Total assets	$422,238	$416,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,606	$13,310
Accrued salaries and related obligations	50,155	48,637
Other liabilities	7,123	6,999

Total current liabilities	70,884	68,946
Deferred income taxes	4,983	3,434
Other long-term liabilities	3,722	4,149

Total liabilities	79,589	76,529

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 58,237 and 57,488 shares issued, and 36,229 and 37,273 shares outstanding as of May 28, 2016 and May 30, 2015, respectively	582	575
Additional paid-in capital	388,763	374,285
Accumulated other comprehensive loss	(10,794)	(10,917)
Retained earnings	327,954	313,268
Treasury stock at cost, 22,008 and 20,215 shares as of May 28, 2016 and May 30, 2015, respectively	(363,856)	(336,759)

Total stockholders’ equity	342,649	340,452

Total liabilities and stockholders’ equity	$422,238	$416,981

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
	(Amounts in thousands, except per
	share amounts)
Revenue	$598,521	$590,589	$567,181
Direct cost of services, primarily payroll and related taxes for professional services employees	366,355	362,227	351,359

Gross margin	232,166	228,362	215,822
Selling, general and administrative expenses	174,806	173,797	172,531
Amortization of intangible assets	90	918	1,688
Depreciation expense	3,467	3,389	3,628

Income from operations	53,803	50,258	37,975
Interest income	(186)	(148)	(168)

Income before provision for income taxes	53,989	50,406	38,143
Provision for income taxes	23,546	22,898	18,257

Net income	$30,443	$27,508	$19,886

Net income per common share:
Basic	$0.82	$0.73	$0.51

Diluted	$0.81	$0.72	$0.51

Weighted average common shares outstanding:
Basic	37,037	37,825	39,216

Diluted	37,608	38,248	39,307

Cash dividends declared per common share	$0.40	$0.32	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$30,443	$27,508	$19,886
Foreign currency translation adjustment, net of tax	123	(8,344)	1,385

Total comprehensive income	$30,566	$19,164	$21,271

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	(Amounts in thousands)
Balances as of May 25, 2013	56,082	$561	$347,790	16,377	$(282,615)	$(3,958)	$290,549	$352,327
Exercise of stock options	313	3	3,813					3,816
Stock-based compensation expense			6,519					6,519
Tax shortfall from stock-based compensation arrangements			(1,125)					(1,125)
Issuance of common stock under Employee Stock Purchase Plan	348	3	3,448					3,451
Issuance of restricted stock	5							—
Issuance of restricted stock out of treasury stock to board of director members				(29)	694		(694)	—
Cancellation of shares	(10)			(10)				—
Purchase of shares				2,242	(29,587)			(29,587)
Cash dividends declared ($0.28 per share)							(10,911)	(10,911)
Currency translation adjustment						1,385		1,385
Net income for the year ended May 31, 2014							19,886	19,886

Balances as of May 31, 2014	56,738	567	360,445	18,580	(311,508)	(2,573)	298,830	345,761
Exercise of stock options	408	4	5,299					5,303
Stock-based compensation expense			5,989					5,989
Tax shortfall from stock-based compensation arrangements			(1,216)					(1,216)
Issuance of common stock under Employee Stock Purchase Plan	337	4	3,768					3,772
Issuance of restricted stock	6							—
Issuance of restricted stock out of treasury stock to board of director members				(44)	1,026		(1,026)	—
Cancellation of restricted stock	(1)							—
Purchase of shares				1,679	(26,277)			(26,277)
Cash dividends declared ($0.32 per share)							(12,044)	(12,044)
Currency translation adjustment						(8,344)		(8,344)
Net income for the year ended May 30, 2015							27,508	27,508

Balances as of May 30, 2015	57,488	575	374,285	20,215	(336,759)	(10,917)	313,268	340,452
Exercise of stock options	418	4	5,304					5,308
Stock-based compensation expense			6,280					6,280
Tax shortfall from stock-based compensation arrangements			(1,565)					(1,565)
Issuance of common stock under Employee Stock Purchase Plan	325	3	4,459					4,462
Issuance of restricted stock	6							—
Issuance of restricted stock out of treasury stock to board of director members				(44)	1,031		(1,031)	—
Purchase of shares				1,837	(28,128)			(28,128)
Cash dividends declared ($0.40 per share)							(14,726)	(14,726)
Currency translation adjustment						123		123
Net income for the year ended May 28, 2016							30,443	30,443

Balances as of May 28, 2016	58,237	$582	$388,763	22,008	$(363,856)	$(10,794)	$327,954	$342,649

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$30,443	$27,508	$19,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,557	4,307	5,316
Stock-based compensation expense	6,280	5,989	6,519
Excess tax benefits from stock-based compensation	(185)	(86)	(35)
Loss on disposal of assets	—	15	65
Bad debt expense	1,118	212	300
Deferred income taxes	1,243	692	1,828
Changes in operating assets and liabilities:
Trade accounts receivable	(2,702)	(10,052)	(5,747)
Prepaid expenses and other current assets	(651)	547	(225)
Income taxes	(949)	(2,187)	845
Other assets	15	254	110
Accounts payable and accrued expenses	176	304	(1,496)
Accrued salaries and related obligations	1,574	4,090	6,097
Other liabilities	(1,657)	158	(1,445)

Net cash provided by operating activities	38,262	31,751	32,018

Cash flows from investing activities:
Redemption of short-term investments	45,000	49,000	73,000
Purchase of short-term investments	(44,969)	(40,002)	(81,990)
Purchase of property and equipment	(2,381)	(2,364)	(3,725)

Net cash (used in) provided by investing activities	(2,350)	6,634	(12,715)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,308	5,303	3,816
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,462	3,772	3,451
Purchase of common stock	(28,128)	(26,277)	(29,587)
Cash dividends paid	(14,085)	(11,748)	(10,625)
Excess tax benefits from stock-based compensation	185	86	35

Net cash used in financing activities	(32,258)	(28,864)	(32,910)

Effect of exchange rate changes on cash	185	(2,562)	(118)

Net increase (decrease) in cash	3,839	6,959	(13,725)
Cash and cash equivalents at beginning of period	87,250	80,291	94,016

Cash and cash equivalents at end of period	$91,089	$87,250	$80,291

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2016 and 2015 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks, such as fiscal 2014, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5% of revenue for each of the years ended May 28, 2016, May 30, 2015 and May 31, 2014. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $10.6 million, $10.6 million and $8.9 million for the years ended May 28, 2016, May 30, 2015 and May 31, 2014, respectively.

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

The following table summarizes the calculation of net income per share for the years ended May 28, 2016, May 30, 2015 and May 31, 2014 (in thousands, except per share amounts):

	2016	2015	2014
Net income	$30,443	$27,508	$19,886

Basic:
Weighted average shares	37,037	37,825	39,216

Diluted:
Weighted average shares	37,037	37,825	39,216
Potentially dilutive shares	571	423	91

Total dilutive shares	37,608	38,248	39,307

Net income per common share:
Basic	$0.82	$0.73	$0.51
Dilutive	$0.81	$0.72	$0.51
Anti-dilutive shares not included above	4,745	5,746	7,828

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Short-Term Investments

The Company’s short-term investments were $25.0 million as of both May 28, 2016 and May 30, 2015, and had original contractual maturities of between three months and one year. The Company had no investments with a maturity in excess of one year as of the end of either fiscal year 2016 or 2015. The Company carries debt securities that it has the ability and positive intent to hold to maturity at amortized cost.

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

Level 3 — Unobservable inputs.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments in commercial paper and U.S. Government Agency securities are measured using quoted prices in markets that are not active (Level 2). There were no unrealized holding gains or losses as of May 28, 2016 and May 30, 2015. Short-term investments consist of the following (in thousands):

	As of May 28, 2016		As of May 30, 2015
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$19,959	$19,959	$14,986	$14,986
U.S. Government Agency securities	4,998	4,998	10,002	10,002

	$24,957	$24,957	$24,988	$24,988

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	(Write-offs)/ Recoveries	Ending Balance
Years Ended:
May 31, 2014	$3,428	$300	$20	$(609)	$3,139
May 30, 2015	$3,139	$212	$(78)	$18	$3,291
May 28, 2016	$3,291	$1,118	$(16)	$(1,399)	$2,994

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

Intangible Assets and Goodwill

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 28, 2016 and will continue to test for impairment at least annually. The Company

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 28, 2016. The Company has no other intangible assets.

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

Recent Accounting Pronouncements

Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018; early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

Leases (Topic 842):Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and believe that it will have a significant impact on our reported balance sheet assets and liabilities. Under current accounting guidelines, our office leases are operating lease arrangements, in which rental payments are treated as operating expenses and there is no recognition of the arrangement on the balance sheet as an asset with related obligation to the lessor.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued ASU 2015-17. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company will elect an early adoption for fiscal 2017, and will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets in its consolidated financial position on a retrospective basis. The adoption of this standard will not have a significant impact on the Company’s consolidated balance sheet.

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

Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15. This ASU provides new guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company for fiscal 2017. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements and related disclosures.

Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU 2014-12. This ASU provides new guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company for fiscal 2017. The Company does not currently have performance based awards and thus does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that core principle and requires additional disclosures. In August 2015, the FASB issued ASU 2015-14, which delays the required implementation date for the Company until fiscal 2019, although the Company has the option to adopt

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this guidance beginning in fiscal 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, in March 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain areas and adds some practical expedients. The effective date for this ASU is the same as the effective date for ASU No. 2014-09. The Company is currently evaluating the impact, if any, that these ASUs will have on our consolidated financial statements.

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

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 28, 2016	As of May 30, 2015
Building and land	$14,172	$14,100
Computers, equipment and software	16,568	16,612
Leasehold improvements	21,170	20,037
Furniture	10,306	10,090

	62,216	60,839
Less accumulated depreciation and amortization	(40,942)	(38,838)

	$21,274	$22,001

4. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of May 28, 2016			As of May 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade name and trademark (5 years)	$1,341	$(1,341)	$—	$1,341	$(1,251)	$90

The following table summarizes amortization expense for the years ended May 28, 2016, May 30, 2015 and May 31, 2014 (in thousands):

	For the Years Ended
	2016	2015	2014
Amortization expense	$90	$918	$1,688

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 28, 2016, all of the Company’s intangible assets subject to amortization have been fully amortized.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 28, 2016	May 30, 2015
Goodwill, beginning of year	$170,878	$175,427
Impact of foreign currency exchange rate changes	305	(4,549)

Goodwill, end of period	$171,183	$170,878

5. Income Taxes

The following table represents the current and deferred income tax provision for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Current
Federal	$18,320	$18,046	$13,722
State	4,168	4,028	3,011
Foreign	1,398	1,101	740

	23,886	23,175	17,473

Deferred
Federal	(178)	(502)	1,057
State	(27)	(120)	166
Foreign	(135)	345	(439)

	(340)	(277)	784

	$23,546	$22,898	$18,257

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Domestic	$53,417	$51,997	$43,843
Foreign	572	(1,591)	(5,700)

	$53,989	$50,406	$38,143

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.9	5.0	5.3
Non-U.S. rate adjustments	0.4	1.1	2.5
Stock-based compensation	0.6	0.5	0.8
Valuation allowance	1.3	2.8	3.6
Permanent items, primarily meals and entertainment	1.5	1.3	1.4
FIN 48 adjustments	—	—	(1.8)
Other, net	(0.1)	(0.3)	1.1

Effective tax rate	43.6%	45.4%	47.9%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset consist of the following (in thousands):

	As of May 28, 2016	As of May 30, 2015
Deferred tax assets:
Allowance for doubtful accounts	$1,685	$1,665
Accrued compensation	4,337	4,075
Accrued expenses	3,163	3,561
Stock options and restricted stock	15,132	15,670
Foreign tax credit	557	370
Net operating losses	15,283	14,258
Property and equipment	1,550	1,369
State taxes	368	311

Gross deferred tax asset	42,075	41,279
Valuation allowance	(15,714)	(15,056)

Gross deferred tax asset, net of valuation allowance	26,361	26,223

Deferred tax liabilities:
Goodwill and intangibles	(22,124)	(20,750)

Net deferred tax asset	$4,237	$5,473

The Company had an income tax payable of $428,000 and an income tax receivable of $257,000 as of May 28, 2016 and May 30, 2015, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options, restricted stock awards and shares issued under the Company’s ESPP reduced income taxes payable by $1,086,000 and $940,000 for the years ended May 28, 2016 and May 30, 2015, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has foreign net operating loss carryforwards of $61.4 million and foreign tax credit carryforwards of $560,000. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
(in thousands)
Fiscal Years Ending:
2017	$—
2018	500
2019	600
2020	1,600
2021	5,150
2022-2026	3,600
Unlimited	49,950

$61,400

The following table summarizes the activity in our valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 31, 2014	$14,779	$1,396	$544	$16,719
May 30, 2015	$16,719	$1,189	$(2,852)	$15,056
May 28, 2016	$15,056	$691	$(33)	$15,714

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $16.2 million from the Company’s foreign subsidiaries as of May 28, 2016 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as the federal taxes would be offset with foreign tax credits.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 28, 2016	May 30, 2015
Unrecognized tax benefits, beginning of year	$42	$32
Gross increases-tax positions in prior period	—	42
Gross decreases-tax positions in prior period	—	—
Gross increases-current period tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	(32)

Unrecognized tax benefits, end of year	$42	$42

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total liability for unrecognized gross tax benefits was $42,000 as of both May 28, 2016 and May 30, 2015, which, if ultimately recognized would impact the effective tax rate in future periods. The unrecognized tax benefits include long-term liabilities of $42,000 as of both May 28, 2016 and May 30, 2015; none of the unrecognized tax benefits are short-term liabilities due to the closing of the statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statute of limitations remaining open for fiscal 2013 and thereafter. During the fiscal year ended May 30, 2015, the Company completed federal examinations of fiscal years 2012 and 2013 with an insignificant beneficial change. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2012 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2011 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the current fiscal year is immaterial, the Company has provided $1,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

6. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	As of May 28, 2016	As of May 30, 2015
Accrued salaries and related obligations	$18,166	$17,716
Accrued bonuses	17,092	16,611
Accrued vacation	14,897	14,310

	$50,155	$48,637

7. Revolving Credit Agreement

The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2016, unless extended by the parties. As of May 28, 2016, the Company had approximately $1.9 million available under the terms of the Credit Agreement, as Bank of America has issued approximately $1.1 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of May 28, 2016, the Company was in compliance with all covenants included in the Credit Agreement.

8. Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments in commercial paper and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 10% of revenue for the years ended May 28, 2016, May 30, 2015 and May 31, 2014.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Stockholders’ Equity

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 program”) and set an aggregate dollar limit not to exceed $150 million. Use of the funds authorized under the July 2015 program commenced in February 2016 upon the exhaustion of the previous stock repurchase program of $150 million approved by the Company’s board of directors in April 2011. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the years ended May 28, 2016 and May 30, 2015, the Company purchased on the open market approximately 1.8 million and 1.7 million shares of its common stock, respectively, at an average price of $15.32 and $15.65 per share, respectively, for approximately $28.1 million and $26.3 million, respectively. As of May 28, 2016, approximately $138.6 million remains available for future repurchases of our common stock under the July 2015 program.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 28, 2016 and May 30, 2015, there were 36,229,000 and 37,273,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 28, 2016 and May 30, 2015.

The Company’s board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. On April 21, 2016, the board of directors declared a regular quarterly dividend of $0.10 per share of our common stock. The dividend, payable on June 16, 2016, was accrued in the Consolidated Balance Sheet as of May 28, 2016 for approximately $3.6 million. On July 28, 2016, the board of directors announced approval of an increase of 10% to the regular quarterly dividend to $0.11 per share of common stock. The dividend of approximately $4.0 million is payable on September 21, 2016 to stockholders of record at the close of business on August 24, 2016. Continuation of the quarterly dividend will be at the discretion of the board of directors and will depend upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by the board of directors.

10. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, at its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 28, 2016, May 30, 2015 and May 31, 2014, the Company contributed approximately $5.0 million, $4.8 million and $4.5 million, respectively, to the plan as Company matching contributions.

11. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Income taxes paid	$23,135	$24,326	$16,187

Non-cash investing and financing activities:
Dividends declared, not paid	$3,623	$2,982	$2,677

Capitalized leasehold improvements paid directly by landlord	$405	$144	$1,934

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 28, 2016, the Company had operating leases, expiring at various dates through September 2025, primarily for office premises, and purchase obligations, primarily for fixed assets. At May 28, 2016, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

Years Ending:	Operating Leases	Purchase Obligations
May 27, 2017	$10,006	$540
May 26, 2018	7,899	365
May 25, 2019	6,567	186
May 30, 2020	4,193	102
May 29, 2021	3,757	34
Thereafter	7,562	—

Total	$39,984	$1,227

Rent expense for the years ended May 28, 2016, May 30, 2015 and May 31, 2014 totaled $13.1 million, $13.1 million and $13.3 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company leases approximately 18,200 square feet of the approximately 56,200 square foot Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through fiscal 2024. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $356,000, $193,000, $187,000, $189,000 and $191,000 in fiscal 2017 through 2021, respectively and $650,000 thereafter.

Employment Agreements

The Company’s employment agreement with its president and chief executive officer, Anthony Cherbak, automatically renews for one-year periods commencing May 28, 2015 unless the Company or Mr. Cherbak provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Mr. Cherbak with a specified severance amount depending on whether his separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management, the respective terms of which extended through July 31, 2014 (with the exception of EVP International Operations and Supply Chain Management Tracy Stephens’ employment agreement which extends through July 31, 2016) but automatically renew for additional one year periods unless the Company or the named executive provides the other party written notice no later than 60 days prior to the then-current expiration date that the agreement will not be extended. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

On July 16, 2015, Mr. Donald Murray announced that he voluntarily retired from the Company’s employ as its Executive Chairman, effective August 31, 2015. Thereafter, at the Board’s request, Mr. Murray continues to serve the Company in his capacity as Chairman of the Board of Directors. On April 6, 2016, the Company announced that Mr. Nathan Franke, Executive Vice President and Chief Financial Officer, intends to retire, and the transition date is expected to be during the first quarter of fiscal 2017.

Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The administrator of the 2014 Plan has broad authority to, among other things, select participants and determine the type(s) of award(s) that they are to receive, and determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award. Persons eligible to receive awards under the 2014 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries.

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Prior Stock Plans and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock units and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of May 28, 2016, 3,206,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the 2014 Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the 2014 Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the 2014 Plan and the Prior Stock Plans generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 50,354 and 49,840 shares of restricted stock during the fiscal years ended May 28, 2016 and May 30, 2015, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the share-based award activity under the 2014 Plan and the Prior Stock Plans follows (amounts in thousands, except weighted average exercise price):

	Share-Based Awards Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at May 30, 2015	3,449	7,647	$17.64	5.33	$12,414
Granted, at fair market value	(1,147)	1,147	15.69
Restricted Stock (1)	(125)	—	—
Exercised	—	(418)	12.68
Forfeited (2)	183	(183)	13.54
Expired	846	(846)	26.42

Options outstanding at May 28, 2016	3,206	7,347	$16.08	5.41	$10,109

Exercisable at May 28, 2016		5,068	$17.95	4.01	$6,294

Vested and expected to vest at May 28, 2016 (3)		7,152	$16.76	5.31	$9,960

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2014 Plan.
(2)	Amounts represent both stock options and restricted share awards forfeited.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested.

The weighted average grant date fair values of all stock options granted in the years ended May 28, 2016, May 30, 2015 and May 31, 2014 were $15.69, $12.50 and $11.41 per share, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.51 as of May 27, 2016 (the last actual trading day of fiscal 2016), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 28, 2016, May 30, 2015 and May 31, 2014 was $1.8 million, $1.2 million and $347,000, respectively. The total estimated fair value of stock options that vested during the years ended May 28, 2016, May 30, 2015 and May 31, 2014 was $4.0 million, $3.8 million and $5.5 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, ESPP stock purchase rights and restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Income before income taxes	$(6,280)	$(5,989)	$(6,519)

Net income	$(4,159)	$(3,823)	$(4,424)

Net income per share:
Basic	$(0.11)	$(0.10)	$(0.11)

Diluted	$(0.11)	$(0.10)	$(0.11)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also included in the stock-based compensation expense for the year ended May 28, 2016 was approximately $900,000 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman.

The weighted average estimated fair value per share of employee stock options granted during the years ended May 28, 2016, May 30, 2015 and May 31, 2014 was $4.54, $3.93 and $3.82, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Expected volatility	35% - 40.5%	36.2% - 42.1%	38.4% - 44.1%
Risk-free interest rate	1.7% - 2.0%	1.7% - 2.2%	1.1% - 1.8%
Expected dividends	2.2%	1.9% - 2.1%	2.0% - 2.2%
Expected life	5.6 - 7.7 years	5.5 - 7.5 years	5.3 - 7.5 years

As of May 28, 2016, there was $7.7 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 31 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 28, 2016, May 30, 2015 and May 31, 2014 was $6.3 million, $6.0 million and $6.5 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock.

Stock-based compensation expense in the tables above includes compensation for restricted shares of $598,000, $515,000 and $406,000 for the years ended May 28, 2016, May 30, 2015 and May 31, 2014, respectively. The Company granted 50,354, 49,840 and 34,632 shares of restricted stock for the years ended May 28, 2016, May 30, 2015 and May 31, 2014, respectively. There were 41,796 and 35,390 restricted shares that vested in fiscal 2016 and 2015, respectively. There were 105,925, 97,938 and 84,379 unvested restricted shares as of May 28, 2016, May 30, 2015 and May 31, 2014, respectively. At May 28, 2016, there was approximately $1.3 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted-average period of 34 months.

Excess tax benefits related to stock-based compensation expense are recognized as an increase to additional paid-in capital and tax shortfalls are recognized as income tax expense unless there are excess tax benefits from previous equity awards to which the shortfall can be offset. On the adoption date of the required accounting for stock-based compensation expense, the Company calculated the amount of eligible excess tax benefits available to offset future tax shortfalls in accordance with the long-form method.

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

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. After approval of the amendment, a total of 5.9 million shares of common stock may be issued under the ESPP. The Company issued 325,000, 337,000 and 348,000 shares of common stock pursuant to the ESPP for the years ended May 28, 2016, May 30, 2015 and May 31, 2014, respectively. There are 1.3 million shares of common stock available for issuance under the ESPP as of May 28, 2016.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 28, 2016	May 30, 2015	May 31, 2014	May 28, 2016	May 30, 2015
United States	$489,035	$479,972	$442,784	$172,155	$172,637
The Netherlands	15,859	15,777	22,304	17,728	17,582
Other	93,627	94,840	102,093	2,574	2,750

Total	$598,521	$590,589	$567,181	$192,457	$192,969

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 28, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2016.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 28, 2016.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 28, 2016, as stated in their report which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 28, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Resources Connection, Inc.

We have audited Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting as of May 28, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Resources Connection, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Resources Connection, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 28, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Resources Connection, Inc. and subsidiaries as of and for the year ended May 28, 2016 and our report dated August 10, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Irvine, California

August 10, 2016

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

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2016, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2016,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION —FISCAL 2016,” in each case, in the Company’s proxy statement related to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2016, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2016, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 28, 2016:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,346,825	(1)	$16.08	(2)	4,483,427	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,346,825		$16.08		4,483,427

(1)	This amount includes 7,346,825 shares of our common stock subject to stock options outstanding under our 2014 Performance Incentive Plan but does not include 105,925 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan.
(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards issued under our 2014 Performance Incentive Plan.
(3)	Consists of 1,277,509 shares available for issuance under the Company’s ESPP and 3,205,918 shares available for issuance under the Company’s 2014 Performance Incentive Plan. Shares available under the 2014 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2016, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2017” in the proxy statement related to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2016, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 28, 2016 and May 30, 2015

Consolidated Statements of Operations for each of the three years in the period ended May 28, 2016

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 28, 2016

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 28, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended May 28 2016

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and 5 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.3+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.4+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.7	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.8	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.9	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.10	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.11	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10. 15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.12	Amendment No. 4 to Loan Agreement, dated November 15, 2013, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2013).

Exhibit Number	Description of Document

10.13	Amendment No. 5 to Loan Agreement, dated November 13, 2014, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014).

10.14	Amendment No. 6 to Loan Agreement, dated November 5, 2015, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015).

10.15+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.17+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.18+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of April 24, 2013).

10.19+	Employment Agreement, dated July 30, 2013, between Resources Connection, Inc. and Tracy Stephens (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of August 1, 2013).

10.20+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.21+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

10.22+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filing of October 28, 2014).

10.23+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 15, 2014).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Rule 1350 Certification of Chief Executive Officer.

32.2**	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/ S / NATHAN W. FRANKE
Nathan W. Franke
Chief Financial Officer

Date: August 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ s / ANTHONY CHERBAK Anthony Cherbak	President, Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2016

/ s / NATHAN W. FRANKE Nathan W. Franke	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	August 10, 2016

/ S / SUSAN J. CRAWFORD Susan J. Crawford	Director	August 10, 2016

/ S / NEIL DIMICK Neil Dimick	Director	August 10, 2016

/ S / ROBERT KISTINGER Robert Kistinger	Director	August 10, 2016

/ S / DONALD B. MURRAY Donald B. Murray	Executive Chairman and Director	August 10, 2016

/ S / A. ROBERT PISANO A. Robert Pisano	Director	August 10, 2016

/ S / ANNE SHIH Anne Shih	Director	August 10, 2016

/ S / JOLENE SYKES SARKIS Jolene Sykes Sarkis	Director	August 10, 2016

/ S / MICHAEL H. WARGOTZ Michael H. Wargotz	Director	August 10, 2016

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filing of July 26, 2012).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 1, 2000 (File No. 333-45000)).

10.2+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.3+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.4+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.7	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.8	Loan Agreement, dated November 30, 2009, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended May 28, 2011).

10.9	Amendment No. 1 to Loan Agreement, dated November 17, 2010, by and among Resources Connection, Inc., Resources Connection LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010).

10.10	Amendment No. 2 to Loan Agreement, dated November 17, 2011, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.11	Amendment No. 3 to Loan Agreement, dated November 13, 2012, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2013).

10.12	Amendment No. 4 to Loan Agreement, dated November 15, 2013, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2013).

Exhibit Number	Description of Document

10.13	Amendment No. 5 to Loan Agreement, dated November 13, 2014, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014).

10.14	Amendment No. 6 to Loan Agreement, dated November 5, 2015, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015).

10.15+	Sample Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filing of July 15, 2005).

10.16+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of July 21, 2008).

10.17+	Employment Agreement, dated July 17, 2008, between Resources Connection, Inc. and Nathan W. Franke (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filing of July 21, 2008).

10.18+	Employment Agreement, dated April 23, 2013, between Resources Connection, Inc. and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of April 24, 2013).

10.19+	Employment Agreement, dated July 30, 2013, between Resources Connection, Inc. and Tracy Stephens (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filing of August 1, 2013).

10.20+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.21+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

10.22+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filing of October 28, 2014).

10.23+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 15, 2014).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.