Form 10-Q
period 2016-08-27
RESOURCES CONNECTION INC
filed 2016-10-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2016

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

As of September 26, 2016, there were approximately 36,168,592 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 27,	May 28,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$92,937	$91,089
Short-term investments	9,984	24,957
Trade accounts receivable, net of allowance for doubtful accounts of $2,756 and $2,994 as of August 27, 2016 and May 28, 2016, respectively	96,236	97,807
Prepaid expenses and other current assets	4,710	4,735

Total current assets	203,867	218,588
Goodwill	171,259	171,183
Property and equipment, net	21,531	21,274
Deferred income taxes	4,298	4,237
Other assets	1,880	1,973

Total assets	$402,835	$417,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,510	$13,606
Accrued salaries and related obligations	31,937	50,155
Other liabilities	9,444	7,123

Total current liabilities	54,891	70,884
Other long-term liabilities	3,925	3,722

Total liabilities	58,816	74,606

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 58,534 and 58,237 shares issued, and 36,151 and 36,229 shares outstanding as of August 27, 2016 and May 28, 2016, respectively	585	582
Additional paid-in capital	393,480	388,763
Accumulated other comprehensive loss	(10,151)	(10,794)
Retained earnings	329,615	327,954
Treasury stock at cost, 22,383 and 22,008 shares as of August 27, 2016 and May 28, 2016, respectively	(369,510)	(363,856)

Total stockholders’ equity	344,019	342,649

Total liabilities and stockholders’ equity	$402,835	$417,255

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 27,	August 29,
	2016	2015
Revenue	$143,389	$148,340
Direct cost of services, primarily payroll and related taxes for professional services employees	88,862	90,877

Gross margin	54,527	57,463
Selling, general and administrative expenses	43,614	43,957
Amortization of intangible assets	—	30
Depreciation expense	794	858

Income from operations	10,119	12,618
Interest income	(70)	(32)

Income before provision for income taxes	10,189	12,650
Provision for income taxes	4,551	5,517

Net income	$5,638	$7,133

Net income per common share:
Basic	$0.16	$0.19

Diluted	$0.15	$0.19

Weighted average common shares outstanding:
Basic	36,269	37,295

Diluted	36,817	37,847

Cash dividends declared per common share	$0.11	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 27,	August 29,
	2016	2015
COMPREHENSIVE INCOME:
Net income	$5,638	$7,133
Foreign currency translation adjustment, net of tax	643	(29)

Total comprehensive income	$6,281	$7,104

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Equity
Balances as of May 28, 2016	58,237	$582	$388,763	22,008	$(363,856)	$(10,794)	$327,954	$342,649
Exercise of stock options	123	1	1,492					1,493
Stock-based compensation expense			1,295					1,295
Tax shortfall from stock-based compensation arrangements			(252)					(252)
Issuance of common stock under Employee Stock Purchase Plan	174	2	2,182					2,184
Purchase of shares				375	(5,654)			(5,654)
Cash dividends declared ($0.11 per share)							(3,977)	(3,977)
Currency translation adjustment						643		643
Net income for the quarter ended August 27, 2016							5,638	5,638

Balances as of August 27, 2016	58,534	$585	$393,480	22,383	$(369,510)	$(10,151)	$329,615	$344,019

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 27, 2016	August 29, 2015
Cash flows from operating activities:
Net income	$5,638	$7,133
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	794	888
Stock-based compensation expense	1,295	2,155
Excess tax benefits from stock-based compensation	(5)	(29)
Loss (gain) on disposal of assets	1	(2)
Bad debt expense	—	205
Deferred income taxes	(32)	(268)
Changes in operating assets and liabilities:
Trade accounts receivable	1,511	1,682
Prepaid expenses and other current assets	53	(997)
Income taxes	1,219	3,311
Other assets	120	105
Accounts payable and accrued expenses	(124)	(591)
Accrued salaries and related obligations	(18,244)	(17,010)
Other liabilities	719	(1,135)

Net cash used in operating activities	(7,055)	(4,553)

Cash flows from investing activities:
Redemption of short-term investments	14,973	10,000
Purchase of short-term investments	—	(9,997)
Purchase of property and equipment	(1,075)	(575)

Net cash provided by (used in) investing activities	13,898	(572)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,493	1,290
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,184	2,186
Purchase of common stock	(5,654)	(6,217)
Cash dividends paid	(3,623)	(2,982)
Excess tax benefits from stock-based compensation	5	29

Net cash used in financing activities	(5,595)	(5,694)

Effect of exchange rate changes on cash	600	(196)

Net increase (decrease) in cash	1,848	(11,015)
Cash and cash equivalents at beginning of period	91,089	87,250

Cash and cash equivalents at end of period	$92,937	$76,235

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 27, 2016 and August 29, 2015

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2017 and 2016 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 27, 2016 and August 29, 2015 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2016 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 28, 2016, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.4 million and $2.9 million for the three months ended August 27, 2016 and August 29, 2015, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended
	August 27, 2016	August 29, 2015
Net income	$5,638	$7,133

Basic:
Weighted average shares	36,269	37,295

Diluted:
Weighted average shares	36,269	37,295
Potentially dilutive shares	548	552

Total dilutive shares	36,817	37,847

Net income per common share:
Basic	$0.16	$0.19
Dilutive	$0.15	$0.19
Anti-dilutive shares not included above	4,581	3,979

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

3. Intangible Assets and Goodwill

Amortization of the Company’s intangible assets was completed during fiscal 2016 and there was no outstanding balance of intangibles as of August 27, 2016 or May 28, 2016. Amortization expense related to trade name and trademark intangibles was $30,000 for the three months ended August 29, 2015.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Three Months Ended
	August 27, 2016	August 29, 2015
Goodwill, beginning of year	$171,183	$170,878
Impact of foreign currency exchange rate changes	76	439

Goodwill, end of period	$171,259	$171,317

4. Income Taxes

The Company’s provision for income taxes was $4.6 million (effective tax rate of approximately 45%) and $5.5 million (effective tax rate of approximately 44%) for the three months ended August 27, 2016 and August 29, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2017 and 2016 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate increased for the three months ended August 27, 2016 due to decreasing overall profitability in the Company’s foreign operations.

The Company recognized a benefit of approximately $457,000 and $787,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first quarter of fiscal 2017 and 2016, respectively.

See Note 11 — Recent Accounting Pronouncements, for a discussion of the early adoption of Accounting Standards Update (“ASU”) ,No. 2015-17, related to the balance sheet classification of deferred income taxes.

5. Stockholders’ Equity

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 27, 2016, the Company purchased approximately 375,000 shares of its common stock on the open market at an average price of $15.09 per share, for approximately $5.7 million. As of August 27, 2016, approximately $132.9 million remains available for future repurchases of the Company’s common stock under the July 2015 program.

6. Supplemental Disclosure of Cash Flow Information

The following table presents non-cash investing and financing activities (amounts in thousands):

	For the Three Months Ended
	August 27, 2016	August 29, 2015
Income taxes paid	$3,441	$2,528

Non-cash investing and financing activities:
Dividends declared, not paid	$3,977	$3,715

Capitalized leasehold improvements paid directly by landlord	$1	$300

7. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of August 27, 2016, 3,310,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the three months ended August 27, 2016 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 28, 2016	7,347	$16.08	5.41	$10,109
Exercised	(123)	$12.09
Forfeited	(40)	$17.32
Expired	(64)	$22.25

Outstanding at August 27, 2016	7,120	$16.73	5.16	$8,272

Exercisable at August 27, 2016	5,148	$17.71	3.94	$5,770

Vested and expected to vest at August 27, 2016	6,970	$16.77	5.09	$8,180

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2017 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 27, 2016. This amount will change based on changes in the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended August 27, 2016 and August 29, 2015 was $369,000 and $421,000, respectively.

Stock-Based Compensation Expense

As of August 27, 2016, there was $6.7 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 29 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended August 27, 2016 and August 29, 2015 was $1.3 million and $2.2 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. Also included in the stock-based compensation expense for the three months ended August 29, 2015 was approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. There were no capitalized share-based compensation costs during the three months ended August 27, 2016 and August 29, 2015.

The Company granted no shares of restricted stock during either the three months ended August 27, 2016 or August 29, 2015. Stock-based compensation expense for existing restricted stock awards for the three months ended August 27, 2016 and August 29, 2015 was $155,000 and $124,000, respectively. There were 105,639 unvested restricted shares, with approximately $1.2 million of remaining unrecognized compensation cost, as of August 27, 2016.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $5,000 and $29,000 for the three months ended August 27, 2016 and August 29, 2015, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. There were 1,103,000 shares of common stock available for issuance under the ESPP as of August 27, 2016.

The Company issued 174,000 and 325,000 shares of common stock pursuant to the ESPP for the three months ended August 27, 2016 and the year ended May 28, 2016, respectively.

8. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2016 Annual Report on Form 10-K for the fiscal year ended May 28, 2016. Summarized information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 27, 2016	August 29, 2015	August 27, 2016	May 28, 2016
United States	$115,640	$121,103	$172,461	$172,155
The Netherlands	3,930	3,559	17,856	17,728
Other	23,819	23,678	2,473	2,574

Total	$143,389	$148,340	$192,790	$192,457

(1)	Long-lived assets are comprised of goodwill and property and equipment.

9. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Subsequent Event

On October 5, 2016, the Company announced president and Chief Executive Officer (“CEO”) Anthony Cherbak’s resignation effective Friday, October 7, 2016 due to health considerations. Kate W. Duchene, the Company’s Chief Legal Officer, Executive Vice President, Human Resources and Secretary, will serve as interim CEO while the Company’s Board of Directors oversees a search for a permanent CEO.

11. Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Current Fiscal Year

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent portions. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As permitted, the Company early adopted ASU 2015-17 during the first quarter of fiscal year 2017 on a retrospective basis. Accordingly, current deferred taxes have been reclassified as noncurrent on the May 28, 2016 Consolidated Balance Sheet. This reclassification decreased current deferred tax assets by $8.4 million and increased noncurrent deferred tax assets by $8.4 million. The Company also netted noncurrent deferred tax liabilities of $5.0 million against noncurrent deferred tax assets.

Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU 2015-16. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The Company adopted this guidance as of the beginning of fiscal 2017 and will consider it during future business combinations.

Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15. This ASU provides new guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this guidance as of the beginning of fiscal 2017.

Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU 2014-12. This ASU provides new guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The Company adopted this guidance as of the beginning of fiscal 2017. The Company does not currently have any performance based awards and thus the adoption of this guidance has not had a material impact on its consolidated financial statements.

Accounting Pronouncements Pending Adoption

Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2017 (for the Company, fiscal 2019), and interim periods within annual periods beginning December 15, 2018; early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

Leases (Topic 842): Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018 (for the Company, fiscal 2020), and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and believe that it will have a significant impact on its reported balance sheet assets and liabilities. Under current accounting guidelines, the Company’s office leases are operating lease arrangements, in which rental payments are treated as operating expenses and there is no recognition of the arrangement on the balance sheet as an asset with related obligation to the lessor.

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that core principle and requires additional disclosures. In August 2015, the FASB issued ASU 2015-14, which delays the required implementation date for the Company until fiscal 2019, although the Company has the option to adopt this guidance beginning in fiscal 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, in March 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain areas and adds some practical expedients. The effective date for this ASU is the same as the effective date for ASU No. 2014-09. The Company is currently evaluating the impact, if any, that these ASUs will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A. Risk Factors below and in our Annual Report on Form 10-K for the year ended May 28, 2016 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global Professionals (“RGP”) is a multinational consulting firm that provides consulting and business initiative support services to its global client base in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting services including process transformation and improvement; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence; audit response; implementation of new accounting standards such as the revenue recognition and lease pronouncements; and remediation support

•	Information management services including strategy development; program and project management; business and technology integration; data strategy, including data security and privacy; and business performance management (such as core planning and consolidation systems)

•	Corporate advisory, strategic communications and restructuring services

•	Governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and information technology audits

•	Supply chain management services including supply chain strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance

•	Human capital services including change management; organization development and effectiveness; and optimization of human resources technology and operations

•	Legal and regulatory services with project, secondments or tactical needs including commercial transactions; compliance initiatives; law department operations and business strategy; and litigation support

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of August 27, 2016, we served clients from offices in 20 countries, including 23 international offices and 45 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 28, 2016.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.10 per share in each quarter of fiscal 2016) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non-officers and 7.7 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended
	August 27,	August 29,
	2016	2015
	(Amounts in thousands)
Revenue	$143,389	$148,340
Direct cost of services	88,862	90,877

Gross margin	54,527	57,463
Selling, general and administrative expenses	43,614	43,957
Amortization of intangible assets	—	30
Depreciation expense	794	858

Income from operations	10,119	12,618
Interest income	(70)	(32)

Income before provision for income taxes	10,189	12,650
Provision for income taxes	4,551	5,517

Net income	$5,638	$7,133

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

	Three Months Ended
	August 27,	August 29,
	2016	2015
	(Amounts in thousands)
Net income	$5,638	$7,133
Adjustments:
Amortization of intangible assets	—	30
Depreciation expense	794	858
Interest income	(70)	(32)
Provision for income taxes	4,551	5,517

EBITDA	10,913	13,506
Stock-based compensation expense	1,295	2,155

Adjusted EBITDA	$12,208	$15,661

Revenue	$143,389	$148,340

Adjusted EBITDA Margin	8.5%	10.6%

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

Three Months Ended August 27, 2016 Compared to Three Months Ended August 29, 2015

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $4.9 million, or 3.3%, to $143.4 million for the three months ended August 27, 2016 from $148.3 million for the three months ended August 29, 2015. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Bill rates remained the same while hours worked decreased 2.7% between the two periods. The decrease in revenue is partially attributable to the Memorial Day holiday which occurred in the first quarter of fiscal 2017 while the same holiday in the prior calendar year fell in the fourth quarter of fiscal 2015. The estimated reduction in revenue attributable to the holiday was $1.4 million. The revenue decrease is also attributable to fewer business opportunities in the financial services and energy sectors. As presented in the table below, revenue increased in the first quarter of fiscal 2017 in Asia Pacific and Europe but declined in North America as compared to the first quarter of fiscal 2016. Client reimbursement revenue also declined $520,000 between the quarters.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2016 first quarter conversion rates, international revenues would have been higher than reported under GAAP by $0.3 million in the first quarter of fiscal 2017. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe by 9.8%, while decreasing in North America and Asia Pacific by 4.7% and 1.1%, respectively.

The number of consultants on assignment as of August 27, 2016 was 2,570 compared to 2,501 consultants engaged as of August 29, 2015.

We operated 68 (23 abroad) offices as of both August 27, 2016 and August 29, 2015. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the
	Three Months Ended			% of Total
	August 27,	August 29,	%	August 27,	August 29,
	2016	2015	Change	2016	2015
North America	$117,976	$124,024	(4.9)%	82.3%	83.6%
Europe	14,108	13,290	6.2%	9.8	9.0
Asia Pacific	11,305	11,026	2.5%	7.9	7.4

Total	$143,389	$148,340	(3.3)%	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $2.0 million, or 2.2%, to $88.9 million for the three months ended August 27, 2016 from $90.9 million for the three months ended August 29, 2015. The decrease in the amount of direct cost of services was attributable to a decrease of 2.7% in the number of hours worked in the first quarter of fiscal 2017 as compared to the same period of fiscal 2016 and by a 1.7% increase in the average pay rate per hour of our consultants.

Direct cost of services as a percentage of revenue was 62.0% and 61.3% for the three months ended August 27, 2016 and August 29, 2015, respectively. The direct cost of services percentage of revenue was higher in the first quarter of fiscal 2017 primarily because of an unfavorable change in the bill rate/pay rate ratio and the Memorial Day holiday timing discussed above; these changes were partially offset by lower medical coverage expenses in the fiscal 2017 quarter as compared to the prior year quarter.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 30.4% and 29.7% for the quarters ended August 27, 2016 and August 29, 2015, respectively. The unfavorable change in the first quarter of fiscal 2017 was the result of reduced leverage from the decrease in revenue during the quarter. S, G & A decreased to $43.6 million for the first quarter of fiscal 2017 from $44.0 million for the same period in the prior year. S, G & A for the prior year first quarter includes additional non-cash stock-based compensation expense of approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. Absent the cost of the acceleration, S, G & A increased by $500,000 in the first quarter of fiscal 2017; the primary cause of this increase was related to compensation and related benefit costs attributable to headcount additions in U.S. offices with high growth potential.

Management and administrative headcount increased from 744 at the end of the first quarter of fiscal 2016 to 770 at the end of the first quarter of fiscal 2017.

Sequential Operations. On a sequential quarter basis, fiscal 2017 first quarter revenues decreased approximately 6.0%, from $152.5 million to $143.4 million. Billable hours worked and average bill rates decreased 3.1% and 2.5%, respectively. The decrease in revenue is partially attributable to the Memorial Day and July Fourth holidays which occurred in the first quarter of fiscal 2017. There were no compensated holidays in the fourth quarter of fiscal 2016. The estimated lost revenue attributable to the holidays was $2.8 million. The Company’s sequential revenue decreased in North America (7.1%) and Europe (8.1%) but increased in Asia Pacific (11.7%). On a constant currency basis, using the comparable fourth quarter fiscal 2016 conversion rates, sequential revenue decreased in North America (7.1%) and Europe (6.2%) and increased in Asia Pacific (9.8%).

Direct cost of services as a percentage of revenue was 62.0% and 60.1% in the first quarter of fiscal 2017 and fourth quarter of fiscal 2016, respectively; the higher direct cost of services percentage in the first quarter is primarily the result of two compensated holidays in the U.S., while the fourth quarter had no compensated holidays; and an unfavorable change in the bill rate/pay rate ratio in the first quarter of fiscal 2017.

The ratio of S, G & A to revenue increased from 29.1% for the quarter ended May 28, 2016 to 30.4% for the quarter ended August 27, 2016. The change in the ratio is primarily the result of lower revenue in the August 27, 2016 quarter reducing leverage on the S, G & A spend. Total spend in the fourth quarter of fiscal 2017 decreased over the preceding quarter primarily due to a reduction in marketing spend.

Amortization and Depreciation Expense. The Company completed amortization of all remaining amortizable intangible assets as of the end of fiscal 2016 and thus there is no amortization expense during the first quarter of fiscal 2017. Amortization of intangible assets was $30,000 for the three months ended August 29, 2015.

Depreciation expense was $794,000 for the three months ended August 27, 2016 compared to $858,000 for the three months ended August 29, 2015.

Interest Income. Interest income was $70,000 in the first quarter of fiscal 2017 compared to $32,000 in the first quarter of fiscal 2016. The improvement is from slightly higher returns on cash balances available for investment.

The Company has invested available cash in certificates of deposit, money market investments and commercial paper that have been classified as cash equivalents due to the short maturities of these investments. As of August 27, 2016, the Company also has $10.0 million of investments in commercial paper with maturity dates between three months and one year from the balance sheet date which are classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $4.6 million (effective tax rate of approximately 45%) and $5.5 million (effective tax rate of approximately 44%) for the three months ended August 27, 2016 and August 29, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first quarter of fiscal 2017 and 2016 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate increased for the three months ended August 27, 2016 due to decreased overall profitability in our foreign operations. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain incentive stock option (“ISO”) grants, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $457,000 and $787,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first quarter of fiscal 2017 and 2016, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

As of August 27, 2016, the Company had $102.9 million of cash, cash equivalents and short-term investments. The Company has a $3.0 million unsecured revolving credit facility with Bank of America (the “Credit Agreement”). The Credit Agreement allows the Company to choose the interest rate applicable to advances. The interest rate options are Bank of America’s prime rate and a London Inter-Bank Offered Rate plus 2.25%. Interest, if any, is payable monthly. The Credit Agreement expires November 30, 2016, unless extended by the parties. The Company currently expects that the term of the Credit Agreement will be extended. As of August 27, 2016, the Company had approximately $1.8 million available for borrowing under the terms of the Credit Agreement as we have directed Bank of America to issue approximately $1.2 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of August 27, 2016, the Company was in compliance with the financial covenants in the Credit Agreement.

Operating activities used $7.1 million in cash for the three months ended August 27, 2016 compared to $4.6 million for the three months ended August 29, 2015. Cash used in operations in the first three months of fiscal 2017 resulted from net income of $5.6 million and non-cash items of $2.1 million, offset by net unfavorable changes in operating assets and liabilities of $14.7 million. In the first three months of fiscal 2016, cash used in operations resulted from net income of $7.1 million and non-cash items of $2.9 million, offset by net unfavorable changes in operating assets and liabilities of $14.6 million. The primary driver of the increase in cash used in operations in the first quarter of fiscal 2017 was the decrease in net income in such quarter. Non-cash items in both the first quarter of fiscal 2017 and fiscal 2016 include depreciation and amortization (which decreased between the two periods because our intangible assets were fully amortized during fiscal 2016) and stock-based compensation expense (which decreased between the two periods primarily due to a one-time acceleration of vesting related to options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman). These charges do not reflect an actual cash outflow from the Company.

Net cash provided by investing activities was $13.9 million for the first three months of fiscal 2017, compared to a use of cash of $0.6 million in the comparable prior year period. In the first three months of fiscal 2017, redemptions of short-term investments were $15.0 million; in the prior year period, redemptions and purchases were approximately the same. Purchases of property and equipment increased approximately $0.5 million between the two periods.

Net cash used in financing activities totaled $5.6 million and $5.7 million for the three months ended August 27, 2016 and August 29, 2015, respectively. Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $0.2 million higher in the first quarter of fiscal 2017 as compared to the comparable period of fiscal 2016. The Company’s stock purchases were approximately $0.5 million less in the first three months of fiscal 2017 than in fiscal 2016. The Company used $5.7 million in the first three months of fiscal 2017 to purchase approximately 375,000 shares of its common stock on the open market versus $6.2 million in the first three months of the prior fiscal year to purchase approximately 395,000 shares of its common stock. The Company also paid dividends on its common stock of $3.6 million in the first three months of fiscal 2017, approximately $0.6 million higher than in the comparable period of the prior year; the Company’s dividend rate for dividends declared each quarter of fiscal 2016 was $0.10 per common share as compared to $0.08 per common share in fiscal 2015. The Company’s board of directors increased the dividend rate for fiscal 2017 and declared a quarterly cash dividend of $0.11 per common share on July 28, 2016. The dividend of approximately $4.0 million, paid on September 21, 2016, is accrued in the Company’s Consolidated Balance Sheet as of August 27, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. As of August 27, 2016, we had $102.9 million of cash and cash equivalents and short-term investments. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended August 27, 2016, approximately 19% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates prevailing during the period. Thus, as the value of the United States dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into United States dollars at the exchange rate effective at the end of each reporting period. Approximately 78% of our balances of cash, cash equivalents and short-term investments as of August 27, 2016 were denominated in United States dollars. The remaining 22% was comprised primarily of cash balances translated from Japanese Yen, Canadian Dollars, Euros and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 27, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 27, 2016. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 27, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2016, which was filed with the Securities and Exchange Commission on August 11, 2016. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

Our business could suffer if we lose the services of one or more key members of our senior management or other key employees.

Our future success depends upon the continued employment of our senior management team and other key employees. The departure of one or more key members of our senior management team, such as the recent departure of our president and chief executive officer, could disrupt our operations if we are unable to successfully manage the transition. The replacement of members of senior management can involve significant time and expense and create uncertainties that could delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business opportunities, which could have an adverse effect on our business, financial condition and operating results. In addition, during the pendency of our search for a permanent chief executive officer, our existing management team is expected to take on substantially more responsibility, which will likely result in greater workload demands and could divert their attention away from certain key areas of our business.

Further, we generally do not have non-compete agreements with our employees and, therefore, they could terminate their employment with us at any time. Our ability to retain the services of members of our senior management and other key employees could be impacted by a number of factors, including uncertainties in our management during our senior leadership transition, competitors’ hiring practices or the effectiveness of our compensation programs. If members of our senior management or other key employees leave our employ for any reason, they could pursue other employment opportunities with our competitors or otherwise compete with us. If we are unable to retain the services of these key personnel or attract and retain other qualified and experienced personnel on acceptable terms, our business, financial condition and operating results could be adversely affected.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	availability of consultants with the requisite skills in demand by clients;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, next occurs during the fiscal year ending May 30, 2020.

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

The table below provides information regarding our stock repurchases made during the first quarter of fiscal 2017 under our stock repurchase program.

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of Publicly	that May Yet be
	of Shares	per	Announced	Purchased Under All
Period	Purchased	Share	Program	Programs
May 29, 2016— June 25, 2016	—	$—	—	$138,586,170
June 26, 2016 — July 23, 2016	70,000	$15.11	70,000	$137,528,169
July 24, 2016 — August 27, 2016	304,656	$15.09	304,656	$132,931,683

Total May 29, 2016 — August 27, 2016	374,656	$15.09	374,656	$132,931,683

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 6, 2016	/s/ Anthony Cherbak
Anthony Cherbak
President and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2016	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1+	Consulting Agreement, effective August 29, 2016, between Nathan Franke and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

10.2+	Employment Agreement, effective August 29, 2016, between Herb Mueller and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

10.3+	Employment Letter, effective August 29, 2016, between John Bower and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.