Form 10-Q
period 2016-11-26
RESOURCES CONNECTION INC
filed 2017-01-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2016

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

As of December 27, 2016, there were approximately 29,723,522 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 26,	May 28,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$58,567	$91,089
Short-term investments	4,996	24,957
Trade accounts receivable, net of allowance for doubtful accounts of $2,870 and $2,994 as of November 26, 2016 and May 28, 2016, respectively	97,025	97,807
Prepaid expenses and other current assets	4,825	4,735
Income taxes receivable	2,657	—

Total current assets	168,070	218,588
Goodwill	170,035	171,183
Property and equipment, net	22,145	21,274
Deferred income taxes	4,609	4,237
Other assets	1,960	1,973

Total assets	$366,819	$417,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,944	$13,606
Accrued salaries and related obligations	44,574	50,155
Other liabilities	6,295	7,123

Total current liabilities	65,813	70,884
Long-term debt	58,000	—
Other long-term liabilities	4,315	3,722

Total liabilities	128,128	74,606

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 58,603 and 58,237 shares issued, and 29,637 and 36,229 shares outstanding as of November 26, 2016 and May 28, 2016, respectively	586	582
Additional paid-in capital	395,710	388,763
Accumulated other comprehensive loss	(13,838)	(10,794)
Retained earnings	332,048	327,954
Treasury stock at cost, 28,966 and 22,008 shares as of November 26, 2016 and May 28, 2016, respectively	(475,815)	(363,856)

Total stockholders’ equity	238,691	342,649

Total liabilities and stockholders’ equity	$366,819	$417,255

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
Revenue	$147,558	$150,887	$290,947	$299,227
Direct cost of services, primarily payroll and related taxes for professional services employees	91,048	92,011	179,910	182,888

Gross margin	56,510	58,876	111,037	116,339
Selling, general and administrative expenses	46,056	43,171	89,670	87,128
Amortization of intangible assets	—	30	—	60
Depreciation expense	808	881	1,602	1,739

Income from operations	9,646	14,794	19,765	27,412
Interest expense	64	—	64	—
Interest income	(40)	(34)	(110)	(66)

Income before provision for income taxes	9,622	14,828	19,811	27,478
Provision for income taxes	3,930	6,152	8,481	11,669

Net income	$5,692	$8,676	$11,330	$15,809

Net income per common share:
Basic	$0.16	$0.23	$0.31	$0.42

Diluted	$0.16	$0.23	$0.31	$0.42

Weighted average common shares outstanding:
Basic	35,716	37,191	35,992	37,243

Diluted	36,248	37,868	36,533	37,857

Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
COMPREHENSIVE INCOME:

Net income	$5,692	$8,676	$11,330	$15,809
Foreign currency translation adjustment, net of tax	(3,687)	(1,643)	(3,044)	(1,672)

Total comprehensive income	$2,005	$7,033	$8,286	$14,137

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 28, 2016	58,237	$582	$388,763	22,008	$(363,856)	$(10,794)	$327,954	$342,649
Exercise of stock options	176	2	2,131					2,133
Stock-based compensation expense			3,150					3,150
Tax shortfall from stock-based compensation arrangements			(516)					(516)
Issuance of common stock under Employee Stock Purchase Plan	174	2	2,182					2,184
Issuance of restricted stock	16	—						—
Purchase of shares				6,958	(111,959)			(111,959)
Cash dividends declared ($0.22 per share)							(7,236)	(7,236)
Currency translation adjustment						(3,044)		(3,044)
Net income for the six months ended November 26, 2016							11,330	11,330

Balances as of November 26, 2016	58,603	$586	$395,710	28,966	$(475,815)	$(13,838)	$332,048	$238,691

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 26,	November 28,
	2016	2015
Cash flows from operating activities:
Net income	$11,330	$15,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,602	1,799
Stock-based compensation expense	3,150	3,545
Excess tax benefits from stock-based compensation	(6)	(149)
Loss (gain) on disposal of assets	41	(7)
Bad debt expense	214	462
Deferred income taxes	(430)	(403)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,115)	(2,736)
Prepaid expenses and other current assets	(53)	(618)
Income taxes	(3,625)	(1,281)
Other assets	138	93
Accounts payable and accrued expenses	1,748	451
Accrued salaries and related obligations	(5,191)	(5,266)
Other liabilities	334	(1,001)

Net cash provided by operating activities	8,137	10,698

Cash flows from investing activities:
Redemption of short-term investments	19,961	20,000
Purchase of short-term investments	—	(24,990)
Proceeds from sale of fixed assets	166	—
Purchase of property and equipment	(2,294)	(1,528)

Net cash provided by (used in) investing activities	17,833	(6,518)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,133	4,853
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,184	2,186
Purchase of common stock	(111,959)	(11,529)
Proceeds from use of Revolving Credit Facility	58,000	—
Debt issuance costs	(190)	—
Cash dividends paid	(7,600)	(6,697)
Excess tax benefits from stock-based compensation	6	149

Net cash used in financing activities	(57,426)	(11,038)

Effect of exchange rate changes on cash	(1,066)	(271)

Net decrease in cash	(32,522)	(7,129)
Cash and cash equivalents at beginning of period	91,089	87,250

Cash and cash equivalents at end of period	$58,567	$80,121

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 26, 2016 and November 28, 2015

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2017 and 2016 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 26, 2016 and November 28, 2015 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2016 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.4 million and $2.6 million for the three months ended November 26, 2016 and November 28, 2015, respectively, and $4.8 million and $5.5 million for the six months ended November 26, 2016 and November 28, 2015, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net income	$5,692	$8,676	$11,330	$15,809

Basic:
Weighted average shares	35,716	37,191	35,992	37,243

Diluted:
Weighted average shares	35,716	37,191	35,992	37,243
Potentially dilutive shares	532	677	541	614

Total dilutive shares	36,248	37,868	36,533	37,857

Net income per common share:
Basic	$0.16	$0.23	$0.31	$0.42
Dilutive	$0.16	$0.23	$0.31	$0.42
Anti-dilutive shares not included above	5,263	4,805	4,922	4,392

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

See Note 8 — Stock-Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

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

3. Intangible Assets and Goodwill

Amortization of the Company’s intangible assets was completed during fiscal 2016 and there was no outstanding balance of intangibles as of November 26, 2016 or May 28, 2016. Amortization expense related to trade name and trademark intangibles was $30,000 and $60,000 for the three and six months ended November 28, 2015, respectively.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Six Months Ended
	November 26, 2016	November 28, 2015
Goodwill, beginning of year	$171,183	$170,878
Impact of foreign currency exchange rate changes	(1,148)	(621)

Goodwill, end of period	$170,035	$170,257

4. Income Taxes

The Company’s provision for income taxes was $3.9 million (effective tax rate of approximately 41%) and $6.2 million (effective tax rate of approximately 42%) for the three months ended November 26, 2016 and November 28, 2015, respectively, and $8.5 million (effective tax rate of approximately 43%) and $11.7 million (effective tax rate of approximately 43%) for the six months ended November 26, 2016 and November 28, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the three and six months of fiscal 2017 and 2016 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate decreased for the three months ended November 26, 2016 due to improving overall profitability in the Company’s foreign operations, which have lower tax rates than the U.S. statutory rate.

The Company recognized a benefit of approximately $537,000 and $447,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2017 and 2016, respectively, and $1.0 million and $1.2 million for the six months ended November 26, 2016 and November 28, 2015, respectively.

See Note 12 — Recent Accounting Pronouncements, for a discussion of the early adoption of Accounting Standards Update (“ASU”) 2015-17, related to the balance sheet classification of deferred income taxes.

5. Long-Term Debt

In October 2016, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility, which includes a $5 million sublimit for the issuance of standby letters of credit (“Revolving Loan”), and (ii) a $30 million reducing revolving loan facility, any amounts of which may not be reborrowed after being repaid (“Reducing Revolving Loan”). The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. Our obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBO rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The interest rate at November 26, 2016 was 2.57% based on a 1-month LIBOR plus 1.5%. The Facility expires October 17, 2021.

In November 2016, the Company borrowed $58.0 million under the Facility to fund a portion of the purchase price of its modified Dutch auction tender offer. See Note 6 – Stockholders’ Equity, for additional information about the tender offer. As of November 26, 2016, the outstanding balance on the Facility is $59.2 million, including $1.2 million of outstanding letters of credit issued under the Facility. There is $30.8 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires us to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of November 26, 2016.

Upon the occurrence of an event of default under the Facility, the lender may cease making loans, terminate the Facility and declare all amounts outstanding to be immediately due and payable. The Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

6. Stockholders’ Equity

During the second quarter of fiscal 2017, the Company repurchased an aggregate of approximately 6.6 million shares of common stock, as described below.

Tender Offer for Common Stock

In October 2016, the Company commenced a modified Dutch auction tender offer to purchase up to 6,000,000 shares of common stock at a price not greater than $16.00 per share and not less than $13.50 per share. In November 2016, the Company exercised its right to increase the size of the tender offer by up to 2.0% of its outstanding common stock. The tender offer period expired on November 15, 2016 and on November 22, 2016, the Company purchased 6,515,264 shares of its common stock at a per share price of $16.00, excluding transaction costs, for approximately $104.2 million. These shares are currently held as treasury stock. The tender offer was funded through borrowings of $58.0 million under the Facility and the remainder with cash on hand.

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended November 26, 2016, the Company purchased 68,600 shares of its common stock on the open market at an average price of $13.17 per share, for approximately $900,000. As of November 26, 2016, approximately $132.0 million remains available for future repurchases of the Company’s common stock under the July 2015 program.

7. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid and non-cash investing and financing activities (amounts in thousands):

	For the Six Months Ended
	November 26, 2016	November 28, 2015
Income taxes paid	$12,499	$13,360

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$485	$33

Dividends declared, not paid	$3,259	$3,713

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of November 26, 2016, 2,201,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the six months ended November 26, 2016 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 28, 2016	7,347	$16.08	5.41	$10,109
Granted, at fair market value	1,212	$14.52
Exercised	(176)	$12.12
Forfeited	(108)	$13.96
Expired	(140)	$23.02

Outstanding at November 26, 2016	8,135	$16.39	5.63	$14,593

Exercisable at November 26, 2016	5,385	$17.52	4.03	$8,800

Vested and expected to vest at November 26, 2016	7,782	$16.47	5.46	$14,030

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2017 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 26, 2016. This amount will change based on changes in the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended November 26, 2016 and November 28, 2015 was $150,000 and $1.3 million, respectively, and for the six months ended November 26, 2016 and November 28, 2015 was $519,000 and $1.8 million, respectively.

Stock-Based Compensation Expense

As of November 26, 2016, there was $9.4 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 35 months. Stock-based compensation expense included in selling, general and administrative expenses for the three months ended November 26, 2016 and November 28, 2015 was $1.9 million and $1.4 million, respectively, and for the six months ended November 26, 2016 and November 28, 2015 was $3.2 million and $3.5 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. Included in stock-based compensation expense for the three months ended November 26, 2016 was non-cash stock-based compensation expense of approximately $400,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. Included in stock-based compensation expense for the six months ended November 28, 2015 was approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. There were no capitalized share-based compensation costs during the six months ended November 26, 2016 and November 28, 2015.

The Company granted 16,733 shares of restricted stock during the three and six months ended November 26, 2016 and 6,079 shares of restricted stock during the three and six months ended November 28, 2015, respectively. Stock-based compensation expense for existing restricted stock awards for the three months ended November 26, 2016 and November 28, 2015 was $194,000 and $162,000, respectively, and $349,000 and $286,000 for the six months ended November 26, 2016 and November 28, 2015, respectively. There were 117,018 unvested restricted shares, with approximately $1.2 million of remaining unrecognized compensation cost, as of November 26, 2016.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $6,000 and $149,000 for the six months ended November 26, 2016 and November 28, 2015, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. There were 1,103,000 shares of common stock available for issuance under the ESPP as of November 26, 2016. The Company issued 174,000 and 325,000 shares of common stock pursuant to the ESPP during the six months ended November 26, 2016 and the year ended May 28, 2016, respectively.

9. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s 2016 Annual Report on Form 10-K for the fiscal year ended May 28, 2016. Summarized information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015	November 26, 2016	May 28, 2016
United States	$117,645	$122,540	$233,285	$243,643	$172,904	$172,155
The Netherlands	4,761	4,183	8,691	7,742	16,991	17,728
Other	25,152	24,164	48,971	47,842	2,285	2,574

Total	$147,558	$150,887	$290,947	$299,227	$192,180	$192,457

(1)	Long-lived assets are comprised of goodwill and property and equipment.

10. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Subsequent Event

On December 20, 2016, the Company announced the appointment of Kate W. Duchene as President and Chief Executive Officer (“CEO”). Ms. Duchene had served as interim CEO since October 7, 2016, when the Company announced president and CEO Anthony Cherbak’s resignation due to health considerations. Ms. Duchene, who has been employed with the Company since 1999, most recently served as the Company’s Chief Legal Officer, Executive Vice President, Human Resources and Secretary. The Company’s employment agreement with Ms. Duchene has an initial term of three years ending on December 19, 2019 and renews each year thereafter unless the Company or Ms. Duchene provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Ms. Duchene with specified severance benefits depending on, among other things, whether her separation from the Company is due to her death or disability, her termination by the Company without “cause” (as defined in the employment agreement) or her separation from the Company for “good reason” (as defined in the employment agreement).

12. Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Current Fiscal Year

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent portions. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As permitted, the Company early adopted ASU 2015-17 during the first quarter of fiscal year 2017 on a retrospective basis. Accordingly, current deferred taxes have been reclassified as noncurrent on the May 28, 2016 Consolidated Balance Sheet. This reclassification decreased current deferred tax assets by $8.4 million and increased noncurrent deferred tax assets by $8.4 million. The Company also netted noncurrent deferred tax liabilities of $5.0 million against noncurrent deferred tax assets.

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

Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU 2014-12. This ASU provides new guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The Company adopted this guidance as of the beginning of fiscal 2017. The Company does not currently have any performance based awards and thus the adoption has not had a material impact on its consolidated financial statements.

Accounting Pronouncements Pending Adoption

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15, which provides authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Examples include cash payments for debt prepayment or debt extinguishment; contingent consideration payments made after a business combination; and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2017 (for the Company, fiscal 2019). Early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2016 (for the Company, fiscal 2018); early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

Leases (Topic 842): Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018 (for the Company, fiscal 2020), and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and believes that it will have a significant impact on the Company’s reported balance sheet assets and liabilities. Under current accounting guidelines, the Company’s office leases are operating lease arrangements, in which rental payments are treated as operating expenses and there is no recognition of the arrangement on the balance sheet as an asset with related obligation to the lessor.

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that core principle and requires additional disclosures. In August 2015, the FASB issued ASU 2015-14, which delays the required implementation date for the Company until fiscal 2019, although the Company has the option to adopt this guidance beginning in fiscal 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, in March 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain areas and adds some practical expedients. The effective date for this ASU is the same as the effective date for ASU 2014-09. The Company is currently evaluating the impact, if any, that these ASUs will have on its consolidated financial statements.

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of November 26, 2016, we served clients from offices in 20 countries, including 23 international offices and 44 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.11 per share in each quarter of fiscal 2017 and $0.10 per share in each quarter of fiscal 2016) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Six Months Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$147,558	$150,887	$290,947	$299,227
Direct cost of services	91,048	92,011	179,910	182,888

Gross margin	56,510	58,876	111,037	116,339
Selling, general and administrative expenses	46,056	43,171	89,670	87,128
Amortization of intangible assets	—	30	—	60
Depreciation expense	808	881	1,602	1,739

Income from operations	9,646	14,794	19,765	27,412
Interest expense	64	—	64	—
Interest income	(40)	(34)	(110)	(66)

Income before provision for income taxes	9,622	14,828	19,811	27,478
Provision for income taxes	3,930	6,152	8,481	11,669

Net income	$5,692	$8,676	$11,330	$15,809

We also assess the results of our operations using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. EBITDA is defined as our earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance and the Company believes they are also useful to investors as an alternative measure of our operating performance. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(Amounts in thousands)		(Amounts in thousands)
Net income	$5,692	$8,676	$11,330	$15,809
Adjustments:
Amortization of intangible assets	—	30	—	60
Depreciation expense	808	881	1,602	1,739
Interest expense	64	—	64	—
Interest income	(40)	(34)	(110)	(66)
Provision for income taxes	3,930	6,152	8,481	11,669

EBITDA	10,454	15,705	21,367	29,211
Stock-based compensation expense	1,855	1,390	3,150	3,545

Adjusted EBITDA	$12,309	$17,095	$24,517	$32,756

Revenue	$147,558	$150,887	$290,947	$299,227

Adjusted EBITDA Margin	8.3%	11.3%	8.4%	10.9%

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, which are used by management to assess the core performance of our Company, provide useful information to our investors because they are alternative financial measures that investors can also use to assess the core performance of the Company and compare it to the Company’s peers. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

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

Three Months Ended November 26, 2016 Compared to Three Months Ended November 28, 2015

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $3.3 million, or 2.2%, to $147.6 million for the three months ended November 26, 2016 from $150.9 million for the three months ended November 28, 2015. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Bill rates decreased 1.7% and hours worked decreased 0.6% between the two periods. The revenue decrease is partially attributable to reduced business consulting opportunities in the financial services and energy sectors. As presented in the table below, revenue increased in the second quarter of fiscal 2017 in Asia Pacific and Europe but declined in North America as compared to the second quarter of fiscal 2016.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2016 second quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $600,000 in the second quarter of fiscal 2017. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe by 8.9% and 5.5% in Asia Pacific, while decreasing in North America by 3.8%.

The number of consultants on assignment as of November 26, 2016 was 2,649 compared to 2,645 consultants engaged as of November 28, 2015.

We operated 67 (23 abroad) offices as of November 26, 2016 and 68 (23 abroad) as of November 28, 2015. We consolidated one office that could be served from another location during the current quarter. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	November 26, 2016	November 28, 2015	% Change	November 26, 2016	November 28, 2015
North America	$120,052	$124,958	(3.9)%	81.4%	82.8%
Europe	15,945	15,339	4.0%	10.8	10.2
Asia Pacific	11,561	10,590	9.2%	7.8	7.0

Total	$147,558	$150,887	(2.2)%	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $1.0 million, or 1.0%, to $91.0 million for the three months ended November 26, 2016 from $92.0 million for the three months ended November 28, 2015. The decrease in the amount of direct cost of services was primarily attributable to a decrease of 0.6% in the number of hours worked in the second quarter of fiscal 2017 as compared to the same period of fiscal 2016 and a decrease of 1.7% in the average pay rate per hour of our consultants.

Direct cost of services as a percentage of revenue was 61.7% and 61.0% for the three months ended November 26, 2016 and November 28, 2015, respectively. The direct cost of services percentage of revenue was higher in the second quarter of fiscal 2017 primarily because of an unfavorable change in the bill rate/pay rate ratio as well as higher medical coverage expenses in the fiscal 2017 quarter as compared to the prior year quarter.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 31.2% and 28.6% for the quarters ended November 26, 2016 and November 28, 2015, respectively. The lower amount of revenue in the second quarter of fiscal 2017 reduced leverage, partially resulting in the higher current quarter percentage. S, G & A increased to $46.1 million for the second quarter of fiscal 2017 from $43.2 million for the same period in the prior year. S, G & A in the current year second quarter includes approximately $1.1 million in severance and additional non-cash stock-based compensation expense of approximately $400,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. Absent these costs, S, G & A increased by $1.4 million in the second quarter of fiscal 2017 as compared to the prior year quarter; the primary cause of this increase was compensation and related benefit costs attributable to headcount additions in United States offices with high growth potential, including business development professionals and managing consultants with specific skill sets.

Management and administrative headcount increased from 762 at the end of the second quarter of fiscal 2016 to 782 at the end of the second quarter of fiscal 2017.

Sequential Operations. On a sequential quarter basis, fiscal 2017 second quarter revenues increased approximately 2.9%, from $143.4 million to $147.6 million. Comparing the two quarters, hours worked increased 3.8% while average bill rates decreased 0.8%. The Company’s sequential revenue increased in North America (1.8%), Europe (13.0%) and Asia Pacific (2.3%). On a constant currency basis, using the comparable first quarter fiscal 2017 conversion rates, sequential revenue increased in North America (1.8%), Europe (16.0%) and Asia Pacific (3.0%).

Direct cost of services as a percentage of revenue was 61.7% and 62.0% in the second and first quarters of fiscal 2017, respectively; the lower direct cost of services percentage in the second quarter is primarily the result of lower payroll related taxes as the calendar year progresses, offset by an increase in cost of medical coverage.

The ratio of S, G & A to revenue increased from 30.4% for the quarter ended August 27, 2016 to 31.2% for the quarter ended November 26, 2016. The change in the ratio is primarily the result of costs of approximately $1.1 million in severance and additional non-cash stock-based compensation expense of approximately $400,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company.

Amortization and Depreciation Expense. The Company completed amortization of all remaining amortizable intangible assets as of the end of fiscal 2016 and thus there was no amortization expense during the second quarter of fiscal 2017. Amortization of intangible assets was $30,000 for the three months ended November 28, 2015.

Depreciation expense was $808,000 for the three months ended November 26, 2016 compared to $881,000 for the three months ended November 28, 2015.

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America in October 2016. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. On November 21, 2016, the Company completed its Dutch auction tender offer, purchasing approximately 6.5 million shares of the Company’s common stock for approximately $104.2 million, excluding transaction costs, funded partially by borrowing $58.0 million under the Facility. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBO rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company also pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25%, depending upon our leverage ratio.

Total interest expense, including commitment fees, for the period from October 17, 2016 to November 26, 2016 was approximately $64,000.

The Company’s interest income was $40,000 in the second quarter of fiscal 2017 compared to $34,000 in the second quarter of fiscal 2016. The improvement is from slightly higher returns on cash balances available for investment. The use of cash in the Dutch auction tender offer in November will reduce amounts available for investment for the remainder of the fiscal year, resulting in an expected reduction in interest income.

The Company has invested available cash in commercial paper that has been classified as cash equivalents due to the short maturities of these investments. As of November 26, 2016, the Company also has $5.0 million of investments in commercial paper with maturity dates between three months and one year from the balance sheet date which are classified as short-term investments and considered “held-to-maturity” securities.

Income Taxes. The Company’s provision for income taxes was $3.9 million (effective tax rate of approximately 41%) and $6.2 million (effective tax rate of approximately 42%) for the three months ended November 26, 2016 and November 28, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the second quarter of fiscal 2017 and 2016 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate decreased for the three months ended November 26, 2016 due to improved overall profitability in our foreign operations, which have lower tax rates than the United States statutory rate. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain incentive stock options (“ISO”) grants, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $537,000 and $447,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2017 and 2016, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Six Months Ended November 26, 2016 Compared to Six Months Ended November 28, 2015

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $8.3 million, or 2.8%, to $290.9 million for the six months ended November 26, 2016 from $299.2 million for the six months ended November 28, 2015. Bill rates were down 0.8% and hours worked decreased 1.6% between the two periods. The decrease in revenue is partially attributable to the Memorial Day holiday which occurred in the first half of fiscal 2017 while the same holiday in the prior calendar year fell in the fourth quarter of fiscal 2015. The estimated reduction in revenue attributable to the holiday was $1.4 million. The revenue decrease is also attributable to reduced business consulting opportunities in the financial services and energy sectors. As presented in the table below, revenue increased in the first half of fiscal 2017 in Asia Pacific and Europe but declined in North America as compared to the first half of fiscal 2016. Client reimbursement revenue also declined $700,000 between the quarters.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2016 first half conversion rates, international revenues would have been higher than reported under GAAP by approximately $900,000 in the first half of fiscal 2017. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe by 9.3% and Asia Pacific by 2.1% while decreasing in North America by 4.2%.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the
	Six Months Ended			% of Total
	November 26,	November 28,	%	November 26,	November 28,
	2016	2015	Change	2016	2015
North America	$238,028	$248,982	(4.4)%	81.8%	83.2%
Europe	30,053	28,629	5.0%	10.3	9.6
Asia Pacific	22,866	21,616	5.8%	7.9	7.2

Total	$290,947	$299,227	(2.8)%	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $3.0 million, or 1.6%, to $179.9 million for the six months ended November 26, 2016 from $182.9 million for the six months ended November 28, 2015. The decrease in the amount of direct cost of services was attributable to a decrease of 1.6% in the number of hours worked in the first half of fiscal 2017 as compared to the same period of fiscal 2016. Average pay rate per hour remained the same between the two six month periods.

Direct cost of services as a percentage of revenue was 61.8% and 61.1% for the six months ended November 26, 2016 and November 28, 2015, respectively. The direct cost of services percentage of revenue was higher in the first half of fiscal 2017 primarily because of an unfavorable change in the bill rate/pay rate ratio and the Memorial Day holiday timing discussed above.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.8% and 29.1% for the six months ended November 26, 2016 and November 28, 2015, respectively. The unfavorable change in the percentage of revenue calculation in the first half of fiscal 2017 was partially attributable to reduced leverage from decreased revenue between the two periods. S, G & A increased to $89.7 million for the first half of fiscal 2017 from $87.1 million for the same period in the prior year. The current year six month period S, G & A includes severance of approximately $1.1 million and non-cash stock-based compensation expense of approximately $400,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. S, G & A for the prior year period includes additional non-cash stock-based compensation expense of approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. Absent these costs, S, G & A increased by $2.0 million in the first half of fiscal 2017 as compared to the prior year period; the primary cause of this increase was compensation and related benefit costs attributable to headcount additions in U.S. offices with high growth potential, including business development professionals and managing consultants with specific skill sets.

Amortization and Depreciation Expense. The Company completed amortization of all remaining amortizable intangible assets as of the end of fiscal 2016 and thus there was no amortization expense during the first half of fiscal 2017. Amortization of intangible assets was $60,000 for the six months ended November 28, 2015.

Depreciation expense was $1.6 million for the six months ended November 26, 2016 compared to $1.7 million for the six months ended November 28, 2015.

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million Facility with Bank of America in October 2016. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. On November 21, 2016, the Company completed its Dutch auction tender offer, purchasing approximately 6.5 million shares for approximately $104.2 million, excluding transaction costs, funded partially by borrowing $58.0 million under the Facility. Interest expense under the Facility, including commitment fees, for the period from October 17, 2016 to November 26, 2016 was $64,000.

The Company’s interest income was $110,000 in the first half of fiscal 2017 compared to $66,000 in the first half of fiscal 2016. The improvement is from slightly higher returns on cash balances available for investment.

Income Taxes. The Company’s provision for income taxes was $8.5 million (effective tax rate of approximately 43%) and $11.7 million (effective tax rate of approximately 43%) for the six months ended November 26, 2016 and November 28, 2015, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first half of fiscal 2017 and 2016 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate remained the same for the six months ended November 26, 2016 as the overall profitability in our foreign operations continued to stabilize; those foreign operations have a lower tax rate than the U.S. statutory rate. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company cannot recognize a tax benefit for the stock compensation expense related to certain incentive stock options (“ISO”) grants, unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1.0 million and $1.2 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first half of fiscal 2017 and 2016, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to continue to increase cash flow from operations in the future will be, at least in part, dependent on continued improvement in global economic conditions. As of November 26, 2016, the Company had $63.6 million of cash, cash equivalents and short-term investments.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. See Note 5 to the Consolidated Financial Statements for further information on the Facility. As of November 26, 2016, the Company had borrowed approximately $58.0 million under the Facility and has directed Bank of America to issue approximately $1.2 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of November 26, 2016, the Company was in compliance with the financial covenants in the Facility.

In October 2016, we commenced a modified Dutch auction tender offer to purchase up to 6 million shares of our common stock at a price not greater than $16.00 per share and not less than $13.50 per share. In November 2016, the Company exercised its right to increase the size of the tender offer by up to 2.0% of its outstanding common stock and, following expiration of the tender offer on November 15, 2016, we purchased 6,515,264 shares of our common stock at a per share price of $16.00 for approximately $104.2 million, excluding transaction costs. We funded the tender offer through the $58.0 million borrowed under the Facility and the remainder with cash on hand.

Operating Activities

Operating activities provided $8.1 million in cash for the six months ended November 26, 2016 compared to $10.7 million for the six months ended November 28, 2015. Cash provided by operations in the first six months of fiscal 2017 resulted from net income of $11.3 million and non-cash items of $4.6 million, offset by net unfavorable changes in operating assets and liabilities of $7.8 million. In the first six months of fiscal 2016, cash provided by operations resulted from net income of $15.8 million and non-cash items of $5.2 million, offset by net unfavorable changes in operating assets and liabilities of $10.4 million. Non-cash items in the first half of both fiscal 2017 and fiscal 2016 include depreciation and amortization and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash provided by investing activities was $17.8 million for the first six months of fiscal 2017, compared to a use of cash of $6.5 million in the comparable prior year period. In the first six months of fiscal 2017, redemptions of short-term investments were $20.0 million as the Company accumulated cash from maturing investments in preparation for the tender offer; in the prior year period, purchases of short-term investments exceeded redemptions by approximately $5.0 million. Purchases of property and equipment increased approximately $800,000 between the two periods.

Financing Activities

Net cash used in financing activities totaled $57.4 million and $11.0 million for the six months ended November 26, 2016 and November 28, 2015, respectively. Net cash used in financing activities for the six months ended November 26, 2016 included $104.2 million, excluding transaction costs, used to purchase shares of our common stock in the modified Dutch auction tender offer, with $58.0 million of this amount borrowed under the Facility and the remainder funded from the Company’s existing cash balances. The Company also used $6.6 million to purchase an additional 443,256 shares of common stock on the open market during the first six months of fiscal 2017. This compares to $11.5 million in the first six months of the prior fiscal year to purchase approximately 689,000 shares of its common stock on the open market.

Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $2.7 million lower in the first half of fiscal 2017 as compared to the comparable period of fiscal 2016. The Company also paid dividends on its common stock of $7.6 million in the first six months of fiscal 2017, approximately $900,000 higher than in the comparable period of the prior year. The Company’s dividend rate for dividends declared each quarter of fiscal 2017 is $0.11 per common share, compared to $0.10 per common share in fiscal 2016. The Company’s board of directors declared a quarterly cash dividend of $0.11 per common share on October 20, 2016. The dividend of approximately $3.3 million, paid on December 15, 2016, is accrued in the Company’s Consolidated Balance Sheet as of November 26, 2016. With the reduction in number of common shares outstanding as a result of the modified Dutch auction tender offer, the Company anticipates that, if approved by the board of directors, the dividend payable will be approximately $3.3 million in both the third and fourth quarters of fiscal 2017.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in office premises and capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We currently believe that our current cash, short-term investments, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to increase our use of our Facility. In addition, if we decide to do additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our borrowings under our Facility that bear interest at a variable market rate. As of November 26, 2016, we had $63.6 million of cash and cash equivalents and short-term investments and $58.0 million of borrowings under our Facility. Securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. These securities consist of commercial paper. Cost approximates market for these securities. The earnings on these investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended November 26, 2016, approximately 20% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each reporting period. Approximately 65% of our balances of cash, cash equivalents and short-term investments as of November 26, 2016 were denominated in U.S. dollars. The remaining 35% was comprised primarily of cash balances translated from Japanese Yen, Canadian Dollars, Euros and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 26, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 26, 2016. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 26, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2016, which was filed with the Securities and Exchange Commission on August 11, 2016, except for risks associated with our new credit facility discussed below. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

Our international activities require us to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•	less flexible or future changes in labor laws and regulations in the U.S. and in foreign countries;

•	expenses associated with customizing our professional services for clients in foreign countries;

•	foreign currency exchange rate fluctuations when we sell our professional services in denominations other than U.S. dollars;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

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

Our future success depends upon the continued employment of our senior management team. The unforeseen departure of one or more key members of our senior management team could significantly disrupt our operations if we are unable to successfully manage the transition. The replacement of members of senior management can involve significant time and expense and create uncertainties that could delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business opportunities, which could have an adverse effect on our business, financial condition and operating results.

Further, we generally do not have non-compete agreements with our employees and, therefore, they could terminate their employment with us at any time. Our ability to retain the services of members of our senior management and other key employees could be impacted by a number of factors, including competitors’ hiring practices or the effectiveness of our compensation programs. If members of our senior management or other key employees leave our employ for any reason, they could pursue other employment opportunities with our competitors or otherwise compete with us. If we are unable to retain the services of these key personnel or attract and retain other qualified and experienced personnel on acceptable terms, our business, financial condition and operating results could be adversely affected.

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients;

•	the mix of client projects;

•	the announcement or introduction of new services by us or any of our competitors;

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally;

•	changes in the demand for our services by our clients;

•	the entry of new competitors into any of our markets;

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases;

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur;

•	availability of consultants with the requisite skills in demand by clients;

•	changes in the pricing of our professional services or those of our competitors;

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations;

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business;

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock; and

•	the periodic fourth quarter consisting of 14 weeks, that next occurs during the fiscal year ending May 30, 2020.

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

The terms of our credit facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have a $120.0 million secured revolving credit facility which is available through October 21, 2021. We are subject to various operating covenants under the credit facility which restrict our ability to, among other things, incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. The credit facility also requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the credit facility. Our inability to maintain our credit facility could materially and adversely affect our liquidity and our business.

We may be unable to or elect not to pay our quarterly dividend payment.

The Company pays a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock during the three months ended November 26, 2016.

Period	Total Number of Shares Purchased (1),(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs (1),(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program (1)
August 28, 2016— September 24, 2016	—	$—	—	$132,931,683
September 25, 2016 — October 22, 2016	68,600	$13.17	68,600	$132,028,263
October 23, 2016 — November 26, 2016	6,515,264	$16.18	6,515,264	$132,028,263

Total August 28, 2016 — November 26, 2016	6,583,864	$16.15	6,583,864	$132,028,263

(1)	In July 2015, our board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. The shares purchased from September 25, 2016 – October 22, 2016 were made under the July 2015 program.
(2)	In October 2016, we commenced a modified Dutch auction tender offer to purchase up to 6,000,000 shares at a price not greater than $16.00 per share and not less than $13.50 per share. In November 2016, we exercised our right to increase the size of the tender offer by up to 2.0% of our outstanding common stock. The tender offer period expired on November 15, 2016 and on November 22, 2016, we purchased 6,515,264 shares of our common stock at a per share price of $16.18, including transaction costs.

ITEM 6.	EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 5, 2017	/s/ Kate W. Duchene
Kate W. Duchene
Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2017	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1+	Employment Agreement, dated October 20, 2016, by and between the Company and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 24, 2016).

10.2+	Separation and General Release Agreement, effective November 16, 2016, between Tracy Stephens and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on November 21, 2016).

10.3+	Employment Agreement, effective December 19, 2016, between Kate W. Duchene and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2016).

10.4	Credit Agreement, dated as of October 17, 2016, by and among, Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

10.5*	Amendment No. 1 to Credit Agreement, dated November 27, 2016, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

10.6	Security and Pledge Agreement, dated as of October 17, 2016, by and among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as obligors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement