Form 10-Q
period 2017-02-25
RESOURCES CONNECTION INC
filed 2017-04-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2017

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

As of March 27, 2017, there were approximately 29,653,661 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 25, 2017	May 28, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,607	$91,089
Short-term investments	—	24,957
Trade accounts receivable, net of allowance for doubtful accounts of $2,627 and $2,994 as of February 25, 2017 and May 28, 2016, respectively	96,864	97,807
Prepaid expenses and other current assets	4,944	4,735
Income taxes receivable	2,620	—

Total current assets	149,035	218,588
Goodwill	170,068	171,183
Property and equipment, net	23,476	21,274
Deferred income taxes	904	4,237
Other assets	1,872	1,973

Total assets	$345,355	$417,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,188	$13,606
Accrued salaries and related obligations	36,827	50,155
Other liabilities	7,530	7,123

Total current liabilities	58,545	70,884
Long-term debt	48,000	—
Other long-term liabilities	5,330	3,722

Total liabilities	111,875	74,606

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 58,976 and 58,237 shares issued, and 29,646 and 36,229 shares outstanding as of February 25, 2017 and May 28, 2016, respectively	590	582
Additional paid-in capital	397,282	388,763
Accumulated other comprehensive loss	(13,329)	(10,794)
Retained earnings	330,841	327,954
Treasury stock at cost, 29,330 and 22,008 shares as of February 25, 2017 and May 28, 2016, respectively	(481,904)	(363,856)

Total stockholders’ equity	233,480	342,649

Total liabilities and stockholders’ equity	$345,355	$417,255

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Revenue	$143,844	$146,779	$434,791	$446,006
Direct cost of services, primarily payroll and related taxes for professional services employees	91,597	91,851	271,507	274,739

Gross margin	52,247	54,928	163,284	171,267
Selling, general and administrative expenses	45,376	43,318	135,046	130,446
Amortization of intangible assets	—	30	—	90
Depreciation expense	909	867	2,511	2,606

Income from operations	5,962	10,713	25,727	38,125
Interest expense	351	—	415	—
Interest income	(16)	(52)	(126)	(118)

Income before provision for income taxes	5,627	10,765	25,438	38,243
Provision for income taxes	2,743	4,808	11,224	16,477

Net income	$2,884	$5,957	$14,214	$21,766

Net income per common share:
Basic	$0.10	$0.16	$0.42	$0.59

Diluted	$0.09	$0.16	$0.41	$0.58

Weighted average common shares outstanding:
Basic	29,764	37,073	33,916	37,186

Diluted	30,584	37,615	34,550	37,777

Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
COMPREHENSIVE INCOME:
Net income	$2,884	$5,957	$14,214	$21,766
Foreign currency translation adjustment, net of tax	509	842	(2,535)	(830)

Total comprehensive income	$3,393	$6,799	$11,679	$20,936

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
	(Amounts in thousands)
Balances as of May 28, 2016	58,237	$582	$388,763	22,008	$(363,856)	$(10,794)	$327,954	$342,649
Exercise of stock options	289	3	3,644					3,647
Stock-based compensation expense			4,658					4,658
Tax shortfall from stock-based compensation arrangements			(4,276)					(4,276)
Issuance of common stock under Employee Stock Purchase Plan	359	4	4,493					4,497
Issuance of restricted stock	92	1						1
Issuance of restricted stock out of treasury stock to board of director members				(36)	838		(838)	—
Cancellation of shares	(1)	—						—
Purchase of shares				7,358	(118,886)			(118,886)
Cash dividends declared ($0.33 per share)							(10,489)	(10,489)
Currency translation adjustment						(2,535)		(2,535)
Net income for the nine months ended February 25, 2017							14,214	14,214

Balances as of February 25, 2017	58,976	$590	$397,282	29,330	$(481,904)	$(13,329)	$330,841	$233,480

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 25, 2017	February 27, 2016
Cash flows from operating activities:
Net income	$14,214	$21,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,511	2,696
Stock-based compensation expense	4,658	5,028
Excess tax benefits from stock-based compensation	(6)	(185)
Loss (gain) on disposal of assets	20	(4)
Bad debt expense	214	1,118
Deferred income taxes	3,468	687
Changes in operating assets and liabilities:
Trade accounts receivable	(651)	(5,715)
Prepaid expenses and other current assets	(188)	(686)
Income taxes	(7,347)	(3,204)
Other assets	236	93
Accounts payable and accrued expenses	817	(799)
Accrued salaries and related obligations	(12,968)	(12,028)
Other liabilities	1,948	(1,720)

Net cash provided by operating activities	6,926	7,047

Cash flows from investing activities:
Redemption of short-term investments	24,957	35,000
Purchase of short-term investments	—	(34,983)
Proceeds from sale of fixed assets	215	—
Purchase of property and equipment	(4,039)	(1,676)

Net cash provided by (used in) investing activities	21,133	(1,659)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,647	4,929
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,497	4,462
Purchase of common stock	(118,886)	(20,007)
Proceeds from use of Revolving Credit Facility	58,000	—
Repayment of Revolving Credit Facility	(10,000)
Debt issuance costs	(190)	—
Cash dividends paid	(10,859)	(10,410)
Excess tax benefits from stock-based compensation	6	185

Net cash used in financing activities	(73,785)	(20,841)

Effect of exchange rate changes on cash	(756)	(306)

Net decrease in cash	(46,482)	(15,759)
Cash and cash equivalents at beginning of period	91,089	87,250

Cash and cash equivalents at end of period	$44,607	$71,491

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 25, 2017 and February 27, 2016

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2017 and 2016 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 25, 2017 and February 27, 2016 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2016 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.5 million and $2.4 million for the three months ended February 25, 2017 and February 27, 2016, respectively, and $7.3 million and $8.0 million for the nine months ended February 25, 2017 and February 27, 2016, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net income	$2,884	$5,957	$14,214	$21,766

Basic:
Weighted average shares	29,764	37,073	33,916	37,186

Diluted:
Weighted average shares	29,764	37,073	33,916	37,186
Potentially dilutive shares	820	542	634	591

Total dilutive shares	30,584	37,615	34,550	37,777

Net income per common share:
Basic	$0.10	$0.16	$0.42	$0.59
Dilutive	$0.09	$0.16	$0.41	$0.58
Anti-dilutive shares not included above	4,189	5,286	4,678	4,690

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

3. Intangible Assets and Goodwill

Amortization of the Company’s intangible assets was completed during fiscal 2016 and there was no outstanding balance of intangibles as of February 25, 2017 or May 28, 2016. Amortization expense related to trade name and trademark intangibles was $30,000 and $90,000 for the three and nine months ended February 27, 2016, respectively.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Nine Months Ended
	February 25, 2017	February 27, 2016
Goodwill, beginning of year	$171,183	$170,878
Impact of foreign currency exchange rate changes	(1,115)	(10)

Goodwill, end of period	$170,068	$170,868

4. Income Taxes

The Company’s provision for income taxes was $2.7 million (effective tax rate of approximately 49%) and $4.8 million (effective tax rate of approximately 44%) for the three months ended February 25, 2017 and February 27, 2016, respectively, and $11.2 million (effective tax rate of approximately 44%) and $16.5 million (effective tax rate of approximately 43%) for the nine months ended February 25, 2017 and February 27, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the three and nine months ended February 25, 2017 and February 27, 2016 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate increased for the three months ended February 25, 2017 due to the lower profitability in the Company’s domestic and foreign operations, increasing the percentage impact of permanent differences between book and tax income.

The Company recognized a benefit of approximately $673,000 and $488,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the third quarter of fiscal 2017 and 2016, respectively, and $1.7 million for both the nine months ended February 25, 2017 and February 27, 2016.

See Note 12 — Recent Accounting Pronouncements, for a discussion of the early adoption of Accounting Standards Update (“ASU”) 2015-17, related to the balance sheet classification of deferred income taxes.

5. Long-Term Debt

In October 2016, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility, which includes a $5 million sublimit for the issuance of standby letters of credit (“Revolving Loan”), and (ii) a $30 million reducing revolving loan facility, any amounts of which may not be reborrowed after being repaid (“Reducing Revolving Loan”). The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. Our obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBO rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50%, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

In November 2016, the Company borrowed $58.0 million under the Facility to fund a portion of the purchase price of its modified Dutch auction tender offer. See Note 6 – Stockholders’ Equity, for additional information about the tender offer. During the third quarter of fiscal 2017, the Company reduced the amount borrowed by $10.0 million. As of February 25, 2017, the outstanding balance on the Facility was $49.2 million, including $1.2 million of outstanding letters of credit issued under the Facility. There is $40.8 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of February 25, 2017. As of February 25, 2017, the interest rate on the Company’s borrowings was 2.28% on one tranche of $24.0 million based on a 1-month LIBOR plus 1.5% and 2.5% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.5%.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires us to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of February 25, 2017.

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

6. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended February 25, 2017, the Company purchased 400,102 shares of its common stock on the open market at an average price of $17.31 per share, for approximately $6.9 million. During the nine months ended February 25, 2017, the Company purchased 843,358 shares of its common stock on the open market at an average price of $15.99 per share, for approximately $13.5 million. As of February 25, 2017, approximately $125.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

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

7. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid and non-cash investing and financing activities (amounts in thousands):

	For the Nine Months Ended
	February 25, 2017	February 27, 2016
Income taxes paid	$15,116	$18,975

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$1,026	$405

Dividends declared, not paid	$3,295	$3,675

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of February 25, 2017, 2,636,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the nine months ended February 25, 2017 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 28, 2016	7,347	$16.08	5.41	$10,109
Granted, at fair market value	1,212	$14.52
Exercised	(289)	$12.60
Forfeited	(172)	$14.12
Expired	(787)	$29.97

Outstanding at February 25, 2017	7,311	$15.12	5.82	$17,797

Exercisable at February 25, 2017	4,655	$15.66	4.27	$10,300

Vested and expected to vest at February 25, 2017	7,040	$15.14	5.69	$17,183

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2017 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 25, 2017. This amount will change based on changes in the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the three months ended February 25, 2017 and February 27, 2016 was $514,000 and $15,000, respectively, and for the nine months ended February 25, 2017 and February 27, 2016 was $1.0 million and $1.8 million, respectively.

Stock-Based Compensation Expense

As of February 25, 2017, there was $8.3 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 33 months. Stock-based compensation expense included in selling, general and administrative expenses was $1.5 million for both the three months ended February 25, 2017 and February 27, 2016, and $4.7 million and $5.0 million for the nine months ended February 25, 2017 and February 27, 2016, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and restricted stock awards. Included in stock-based compensation expense for the nine months ended February 25, 2017 was non-cash stock-based compensation expense of approximately $400,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. Included in stock-based compensation expense for the nine months ended February 27, 2016 was approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. There were no capitalized share-based compensation costs during the nine months ended February 25, 2017 and February 27, 2016.

The Company granted 110,987 shares and 127,720 shares of restricted stock during the three and nine months ended February 25, 2017, respectively, and 44,275 shares and 50,354 shares of restricted stock during the three and nine months ended February 27, 2016, respectively. Stock-based compensation expense for existing restricted stock awards for the three months ended February 25, 2017 and February 27, 2016 was $212,000 and $154,000, respectively, and $561,000 and $440,000 for the nine months ended February 25, 2017 and February 27, 2016, respectively. There were 189,612 unvested restricted shares, with approximately $2.9 million of remaining unrecognized compensation cost, as of February 25, 2017.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The Company reflects, in its Consolidated Statements of Cash Flows, the tax impact resulting from tax deductions in excess of expense recognized in its Consolidated Statements of Operations as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Gross excess tax benefits totaled $6,000 and $185,000 for the nine months ended February 25, 2017 and February 27, 2016, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. The Company issued 359,000 and 325,000 shares of common stock pursuant to the ESPP during the nine months ended February 25, 2017 and the year ended May 28, 2016, respectively. There were 918,000 shares of common stock available for issuance under the ESPP as of February 25, 2017.

9. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2016. Summarized information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Revenue for the Nine Months Ended		Long-Lived Assets (1) as of
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016	February 25, 2017	May 28, 2016
United States	$116,920	$121,016	$350,205	$364,659	$174,168	$172,155
The Netherlands	3,992	3,830	12,683	11,572	17,070	17,728
Other	22,932	21,933	71,903	69,775	2,306	2,574

Total	$143,844	$146,779	$434,791	$446,006	$193,544	$192,457

(1)	Long-lived assets are comprised of goodwill and property and equipment.

10. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Subsequent Event

On April 5, 2017, the Company announced a restructuring plan involving a reduction in 60 management and administrative positions (approximately 7.7% of management and administrative headcount) as well as the consolidation of two offices into existing locations within a reasonable proximity. The Company will record approximately $2.0-$2.5 million for severance and lease related termination costs in the quarter ended May 27, 2017. On an annualized basis, these actions should produce cost savings of approximately $7.0 million.

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

Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15.This ASU provides new guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this guidance as of the beginning of fiscal 2017.

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

Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2016 (for the Company, fiscal 2018); early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements but anticipates three potential impacts: a) added volatility to the Company’s effective tax rate from the change in accounting for income taxes; b) changes to its classification of excess tax benefits on the Consolidated Statement of Cash Flows; and c) change in the accounting for forfeitures, as the guidance allows the Company to account for forfeitures as they occur, rather than estimating the expected forfeitures over the course of the vesting period. The Company will continue to evaluate the impact of adoption of this guidance and its preliminary assessments are subject to change.

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

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that will supersede most existing revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that core principle and requires additional disclosures. In August 2015, the FASB issued ASU 2015-14, which delays the required implementation date for the Company until fiscal 2019, although the Company has the option to adopt this guidance beginning in fiscal 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, in March 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain areas and adds some practical expedients. The effective date for this ASU is the same as the effective date for ASU 2014-09. We intend to implement the standard using the modified retrospective approach, which recognizes the cumulative effect (if any) of application recognized on that date. The Company is currently evaluating the impact of adoption of this guidance, including required disclosures, and based upon our current analysis, does not expect a significant impact on processes, systems or controls. The Company will continue to evaluate the impact of adoption of this guidance and its preliminary assessments are subject to change.

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of February 25, 2017, we served clients from offices in 20 countries, including 23 international offices and 44 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

On April 5, 2017, the Company announced implementation of three strategic initiatives to help improve its performance in cost containment and revenue generation. The initiatives include (1) reducing selling, general and administrative expenses by approximately $7.0 million per year; related to this initiative, the Company will take a charge of approximately $2.0-$2.5 million in the fourth quarter, primarily for severance expenses; (2) improving the sales culture and business development process; and (3) redesigning the business model to enhance client offerings.

The first initiative, which includes a clear and actionable plan for reducing costs in low growth markets, will streamline the Company’s field and back office operations to better match current and anticipated demand in certain geographies. The implementation of this plan will result in a reduction in overhead expenses and head count, and is expected to be completed by the end of the fiscal 2017 fourth quarter.

The second priority initiative focuses on driving sales on an enterprise level to advance the account development and management activities in local markets, and will support a more sophisticated and robust sales culture. The initiative includes four major components: the implementation of Salesforce as a global Customer Relationship Management tool and the realignment of the Company’s sales process, the establishment of an enterprise-wide Business Development function, the creation of a Strategic Client Program dedicated to expanding service and revenue in the Company’s highest level clients, and the evolution of the incentive compensation plans to prioritize growth. These transition activities will involve multi-step changes that are expected to take approximately 12-18 months to complete.

Finally, the Company’s decision to redesign its operating model is expected to enhance its client offerings, providing insightful business solutions as well as industry-leading project execution. For example, the Company will build deeper capabilities in project support for M&A transactions and data governance, security & analytics solutions. The shift will also enable stronger inter-office collaboration and allow the Company to deliver improved solutions, expertise and talent to all of its clients around the globe, regardless of their location.

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

	Three Months Ended		Nine Months Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$143,844	$146,779	$434,791	$446,006
Direct cost of services	91,597	91,851	271,507	274,739

Gross margin	52,247	54,928	163,284	171,267
Selling, general and administrative expenses	45,376	43,318	135,046	130,446
Amortization of intangible assets	—	30	—	90
Depreciation expense	909	867	2,511	2,606

Income from operations	5,962	10,713	25,727	38,125
Interest expense	351	—	415	—
Interest income	(16)	(52)	(126)	(118)

Income before provision for income taxes	5,627	10,765	25,438	38,243
Provision for income taxes	2,743	4,808	11,224	16,477

Net income	$2,884	$5,957	$14,214	$21,766

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

	Three Months Ended		Nine Months Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$2,884	$5,957	$14,214	$21,766
Adjustments:
Amortization of intangible assets	—	30	—	90
Depreciation expense	909	867	2,511	2,606
Interest expense	351	—	415	—
Interest income	(16)	(52)	(126)	(118)
Provision for income taxes	2,743	4,808	11,224	16,477

EBITDA	6,871	11,610	28,238	40,821
Stock-based compensation expense	1,508	1,483	4,658	5,028

Adjusted EBITDA	$8,379	$13,093	$32,896	$45,849

Revenue	$143,844	$146,779	$434,791	$446,006

Adjusted EBITDA Margin	5.8%	8.9%	7.6%	10.3%

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

Three Months Ended February 25, 2017 Compared to Three Months Ended February 27, 2016

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $3.0 million, or 2.0%, to $143.8 million for the three months ended February 25, 2017 from $146.8 million for the three months ended February 27, 2016. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Bill rates decreased 2.5% (1.7% constant currency) and hours worked increased 0.6% between the two periods. A portion of the bill rate decrease is the result of currency fluctuations. The revenue decrease is partially attributable to reduced business consulting opportunities in the economically challenged financial services and energy sectors. As presented in the table below, revenue increased in the third quarter of fiscal 2017 compared to the same quarter of fiscal 2016 in Asia Pacific and Europe but declined in North America.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2016 third quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $1.2 million in the third quarter of fiscal 2017. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe and Asia Pacific by 11.1% and 5.5%, respectively, while decreasing in North America by 3.2%.

The number of consultants on assignment as of February 25, 2017 was 2,611 compared to 2,584 consultants engaged as of February 27, 2016.

We operated 67 (23 abroad) offices as of February 25, 2017 and 68 (23 abroad) as of February 27, 2016. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	February 25, 2017	February 27, 2016	% Change	February 25, 2017	February 27, 2016
North America	$119,126	$123,194	(3.3)%	82.8%	83.9%
Europe	14,381	13,740	4.7%	10.0	9.4
Asia Pacific	10,337	9,845	5.0%	7.2	6.7

Total	$143,844	$146,779	(2.0)%	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $300,000, or 0.3%, to $91.6 million for the three months ended February 25, 2017 from $91.9 million for the three months ended February 27, 2016. The decrease in the amount of direct cost of services between the periods was primarily attributable to a decrease of 1.7% in the average pay rate per hour of our consultants, partially offset by an increase of 0.6% in the number of hours worked; a portion of the decrease in average pay rate per hour is the result of currency fluctuations.

Direct cost of services as a percentage of revenue was 63.7% and 62.6% for the three months ended February 25, 2017 and February 27, 2016, respectively. The direct cost of services percentage of revenue was higher in the third quarter of fiscal 2017 primarily because of an unfavorable change in the bill rate/pay rate ratio and higher medical coverage expenses in the fiscal 2017 quarter as compared to the prior year quarter.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 31.5% and 29.5% for the quarters ended February 25, 2017 and February 27, 2016, respectively. The higher current quarter percentage is the result of reduced leverage from the revenue in the third quarter of fiscal 2017 as well as an increase in overall S, G & A spend in the current quarter. In addition, S, G & A increased to $45.4 million for the third quarter of fiscal 2017 from $43.3 million for the same period in the prior year. The primary cause of the $2.1 million increase in S, G & A during the third quarter of fiscal 2017 was compensation and related benefit costs attributable to investments in the Company’s managing consultant program to provide more specific skill sets to address client evolving needs and business development professionals in United States offices with high growth potential.

Management and administrative headcount increased to 783 at the end of the third quarter of fiscal 2017 from 769 at the end of the third quarter of fiscal 2016.

Sequential Operations. On a sequential quarter basis, fiscal 2017 third quarter revenues decreased approximately 2.5% (1.8% constant currency), from $147.6 million to $143.8 million. Third quarter revenue declined primarily because of the Christmas, New Year’s and Chinese New Year’s holidays during the third quarter while the only significant holiday in the second quarter was Thanksgiving in the U.S. Comparing the two quarters, hours worked decreased 2.7% while average bill rates remained the same. The Company’s sequential revenue decreased in North America (0.8%), Europe (9.8%) and Asia Pacific (10.6%). On a constant currency basis, using the comparable second quarter fiscal 2017 conversion rates, sequential revenue decreased in North America (0.7%), Europe (7.0%) and Asia Pacific (6.8%).

Direct cost of services as a percentage of revenue was 63.7% and 61.7% in the third and second quarters of fiscal 2017, respectively; the higher direct cost of services percentage in the third quarter is primarily the result of higher payroll related taxes with the reset of limit rates at the beginning of the new calendar year and an increase in cost of medical coverage under the Company’s self-insured medical program.

The ratio of S, G & A to revenue increased from 31.2% for the quarter ended November 26, 2016 to 31.5% for the quarter ended February 25, 2017. The ratio changed unfavorably because of the decreased revenue in the third quarter; total spend in the third quarter declined to $45.4 million from $46.1 million in the previous quarter. The previous quarter included costs of approximately $1.5 million in severance and non-cash stock-based compensation expense related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. The third quarter S, G & A spend was impacted by higher payroll related taxes with the reset of limit rates at the beginning of the new calendar year.

Amortization and Depreciation Expense. The Company completed amortization of all remaining amortizable intangible assets as of the end of fiscal 2016 and thus there was no amortization expense during the third quarter of fiscal 2017. Amortization of intangible assets was $30,000 for the three months ended February 27, 2016.

Depreciation expense was $909,000 for the three months ended February 25, 2017 compared to $867,000 for the three months ended February 27, 2016.

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America in October 2016. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. On November 21, 2016, the Company completed its Dutch auction tender offer, purchasing approximately 6.5 million shares of the Company’s common stock for approximately $104.2 million, excluding transaction costs, funded partially by borrowing $58.0 million under the Facility. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBO rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company also pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25%, depending upon our leverage ratio.

Total interest expense for the third quarter of fiscal 2017, including commitment fees, was approximately $351,000. There was no interest expense in the corresponding quarter of fiscal 2016. During the third quarter of fiscal 2017, the Company repaid $10.0 million on the Facility and had outstanding borrowings of $49.2 million as of February 25, 2017, including outstanding letters of credit of $1.2 million. As of February 25, 2017, the interest rate on the Company’s borrowings was 2.28% on one tranche of $24.0 million based on a 1-month LIBOR plus 1.5% and 2.5% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.5%.

The Company’s interest income was $16,000 in the third quarter of fiscal 2017 compared to $52,000 in the third quarter of fiscal 2016. The decrease in interest income between the two periods is a result of the use of cash in the Dutch auction tender offer in November, reducing amounts available for investment for the remainder of the fiscal year.

Income Taxes. The Company’s provision for income taxes was $2.7 million (effective tax rate of approximately 49%) and $4.8 million (effective tax rate of approximately 44%) for the three months ended February 25, 2017 and February 27, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the third quarter of fiscal 2017 and 2016 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate increased for the three months ended February 25, 2017 due to the lower profitability in the Company’s domestic and foreign operations, increasing the percentage impact of permanent differences between book and tax income. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes may fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $673,000 and $488,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the third quarter of fiscal 2017 and 2016, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to disqualifying dispositions under the ESPP. However, the timing and amount of eligible disqualifying transactions under the ESPP cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Nine Months Ended February 25, 2017 Compared to Nine Months Ended February 27, 2016

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $11.2 million, or 2.5%, to $434.8 million for the nine months ended February 25, 2017 from $446.0 million for the nine months ended February 27, 2016. Bill rates were down 1.7% (0.8% constant currency) and hours worked decreased 0.9% between the two periods; a portion of the bill rate decrease is due to currency fluctuations. The decrease in revenue is partially attributable to the Memorial Day holiday which occurred in the first quarter of fiscal 2017 while the same holiday in the prior calendar year fell in the fourth quarter of fiscal 2015. The estimated reduction in revenue attributable to the holiday was $1.4 million. The revenue decrease is also attributable to reduced business consulting opportunities in the economically challenged financial services and energy sectors. As presented in the table below, revenue increased in the first nine months of fiscal 2017 in Asia Pacific and Europe but declined in North America as compared to the first nine months of fiscal 2016. Client reimbursement revenue also declined $700,000 between the two periods.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the conversion rates for the comparable fiscal 2016 period, international revenues would have been higher than reported under GAAP by approximately $2.0 million in the first nine months of fiscal 2017. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe by 9.9% and Asia Pacific by 3.2% but decreased in North America by 3.9%.

Revenue for the Company’s practice areas across the globe consisted of the following (dollars in thousands):

	Revenue for the Nine Months Ended			% of Total
	February 25, 2017	February 27, 2016	% Change	February 25, 2017	February 27, 2016
North America	$357,154	$372,176	(4.0)%	82.2%	83.4%
Europe	44,434	42,369	4.9%	10.2	9.5
Asia Pacific	33,203	31,461	5.5%	7.6	7.1

Total	$434,791	$446,006	(2.5)%	100.0%	100.0%

Direct Cost of Services. Direct cost of services decreased $3.2 million, or 1.2%, to $271.5 million for the nine months ended February 25, 2017 from $274.7 million for the nine months ended February 27, 2016. The decrease in the amount of direct cost of services was attributable to a decrease of 1.7% in the average pay rate per hour and a 0.9% decrease in hours worked between the two nine month periods; a portion of the pay rate decrease is due to currency fluctuations.

Direct cost of services as a percentage of revenue was 62.4% and 61.6% for the nine months ended February 25, 2017 and February 27, 2016, respectively. The direct cost of services percentage of revenue was higher in fiscal 2017 primarily because of an unfavorable change in the bill rate/pay rate ratio and to a lesser extent the Memorial Day holiday timing discussed above.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 31.1% and 29.2% for the nine months ended February 25, 2017 and February 27, 2016, respectively. The unfavorable change in the percentage of revenue calculation in the fiscal 2017 period was attributable to reduced leverage from decreased revenue between the two periods as well as to the increase in S, G & A from the prior year period. S, G & A increased to $135.1 million for fiscal 2017 from $130.4 million for the same period in the prior year. The current year nine month period S, G & A includes severance of approximately $1.1 million and non-cash stock-based compensation expense of approximately $400,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. S, G & A for the prior year period includes additional non-cash stock-based compensation expense of approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. Absent these costs, S, G & A increased by $4.0 million in the first nine months of fiscal 2017 as compared to the same prior year period; the primary cause of this increase was investments in the Company’s managing consultant program to provide more specific skill sets to address evolving client needs and business development professionals in United States offices with high growth potential.

Amortization and Depreciation Expense. The Company completed amortization of all remaining amortizable intangible assets as of the end of fiscal 2016 and thus there was no amortization expense during fiscal 2017. Amortization of intangible assets was $90,000 for the nine months ended February 27, 2016.

Depreciation expense was $2.5 million for the nine months ended February 25, 2017 compared to $2.6 million for the nine months ended February 27, 2016.

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million Facility with Bank of America in October 2016. Interest expense under the Facility, including commitment fees, for the period from October 17, 2016 to the end of the third quarter was $415,000.

The Company’s interest income was $126,000 in the first nine months of fiscal 2017 compared to $118,000 in the same period of fiscal 2016. The improvement is from slightly higher returns on cash balances available for investment.

Income Taxes. The Company’s provision for income taxes was $11.2 million (effective tax rate of approximately 44%) and $16.5 million (effective tax rate of approximately 43%) for the nine months ended February 25, 2017 and February 27, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in the first nine months of fiscal 2017 and 2016 results from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate increased for the nine months ended February 25, 2017 as the overall profitability in our foreign operations improved but profits in the U.S. declines; foreign operations have a lower tax rate than the U.S. statutory rate. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes may fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $1.7 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the nine months of both fiscal 2017 and 2016. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to disqualifying dispositions under the ESPP. However, the timing and amount of eligible disqualifying transactions under the ESPP cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to continue to increase cash flow from operations in the future will be, at least in part, dependent on continued improvement in global economic conditions. As of February 25, 2017, the Company had $44.6 million of cash and cash equivalents.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. See Note 5 to the Consolidated Financial Statements for further information on the Facility. As of February 25, 2017, the Company had borrowings of approximately $48.0 million under the Facility and directed Bank of America to issue approximately $1.2 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of February 25, 2017, the Company was in compliance with the financial covenants in the Facility.

In October 2016, we commenced a modified Dutch auction tender offer to purchase up to 6 million shares of our common stock at a price not greater than $16.00 per share and not less than $13.50 per share. In November 2016, the Company exercised its right to increase the size of the tender offer by up to 2.0% of its outstanding common stock and, following expiration of the tender offer on November 15, 2016, we purchased 6,515,264 shares of our common stock at a per share price of $16.00 for approximately $104.2 million, excluding transaction costs. We funded the tender offer through $58.0 million borrowed under the Facility and the remainder with cash on hand.

Operating Activities

Operating activities provided $6.9 million in cash for the nine months ended February 25, 2017 compared to $7.0 million for the nine months ended February 27, 2016. Cash provided by operations in the first nine months of fiscal 2017 resulted from net income of $14.2 million and non-cash items of $10.9 million, offset by net unfavorable changes in operating assets and liabilities of $18.2 million. In the first nine months of fiscal 2016, cash provided by operations resulted from net income of $21.8 million and non-cash items of $9.3 million, offset by net unfavorable changes in operating assets and liabilities of $24.1 million. Non-cash items in both fiscal 2017 and fiscal 2016 include depreciation and amortization and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash provided by investing activities was $21.1 million for the first nine months of fiscal 2017, compared to a use of cash of $1.7 million in the comparable prior year period. In the first nine months of fiscal 2017, redemptions of short-term investments were $25.0 million as the Company accumulated cash from maturing investments in preparation for the tender offer; in the prior year period, purchases and redemptions of short-term investments were about the same. Purchases of property and equipment increased approximately $2.4 million between the two periods as the Company completed several office relocations.

Financing Activities

Net cash used in financing activities totaled $73.8 million and $20.8 million for the nine months ended February 25, 2017 and February 27, 2016, respectively. Net cash used in financing activities for the nine months ended February 25, 2017 included $104.2 million, excluding transaction costs, used to purchase shares of our common stock in the modified Dutch auction tender offer, with $58.0 million of this amount borrowed under the Facility and the remainder funded from the Company’s existing cash balances. The Company also used $13.5 million to purchase approximately 843,000 shares of common stock on the open market during the first nine months of fiscal 2017. This compares to $20.0 million in the first nine months of the prior fiscal year to purchase approximately 1.3 million shares of its common stock on the open market.

Proceeds from the exercise of employee stock options and issuance of shares via the Company’s ESPP were approximately $1.2 million lower in the first nine months of fiscal 2017 as compared to the comparable period of fiscal 2016. The Company also paid dividends on its common stock of $10.9 million in the first nine months of fiscal 2017, approximately $500,000 higher than in the comparable period of the prior year. The Company’s dividend rate for dividends declared each quarter of fiscal 2017 is $0.11 per common share, compared to $0.10 per common share in fiscal 2016. The Company’s board of directors declared a quarterly cash dividend of $0.11 per common share on January 19, 2017. The dividend of approximately $3.3 million, paid on March 15, 2017, is accrued in the Company’s Consolidated Balance Sheet as of February 25, 2017.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in office premises and capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to increase our use of our Facility. In addition, if we decide to do additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate. As of February 25, 2017, we had $44.6 million of cash and cash equivalents and $48.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended February 25, 2017, approximately 19% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each reporting period. Approximately 45% of our balances of cash and cash equivalents as of February 25, 2017 were denominated in U.S. dollars. The remaining 55% was comprised primarily of cash balances translated from Japanese Yen, Canadian Dollars, Euros and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations, and we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 25, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 25, 2017. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 25, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock during the three months ended February 25, 2017.

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of	that May Yet be
	of Shares	per	Announced	Purchased Under
Period	Purchased (1)	Share	Programs (1)	Announced Program (1)
November 27, 2016— December 24, 2016	—	$—	—	$132,028,263
December 25, 2016 — January 21, 2017	132,287	$17.36	132,287	$129,731,483
January 22, 2017 — February 25, 2017	267,815	$17.28	267,815	$125,103,123

Total November 27, 2016 — February 25, 2017	400,102	$17.31	400,102	$125,103,123

(1)	In July 2015, our board of directors approved a stock repurchase program authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index (following the Signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 6, 2017	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: April 6, 2017	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Amendment No. 2 to Credit Agreement, dated February 21, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.