Form 10-K
period 2017-05-27
RESOURCES CONNECTION INC
filed 2017-07-24
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 25, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $456,774,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 17, 2017, there were approximately 29,867,919 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 27, 2017, May 28, 2016 and May 30, 2015 consisted of 52 weeks.

FORWARD LOOKING STATEMENTS

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

Overview

Resources Connection is a multinational consulting firm; its operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). The Company provides agile consulting services to its global client base which are faced with disruption and business transformation issues. We bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory.

We assist our clients by providing “intellectual capital on demand” to support transformation and optimization projects requiring specialized expertise or capacity in areas such as:

•	Finance and accounting process transformation and optimization; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence and integration; audit readiness, preparation and response; implementation of new accounting standards such as the revenue recognition pronouncement and lease accounting standard; and remediation support

•	Information management services including program and project management; business and technology integration; data strategy including governance, security and privacy (such as the European General Data Protection Regulation); and business performance management (such as core planning and consolidation systems)

•	Corporate advisory, strategic communications and restructuring services

•	Corporate governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and information technology (“IT”) audits

•	Supply chain management services including strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance

•	Human capital services including change management; organization development and effectiveness; compensation and incentive plan strategies and design and optimization of human resources technology and operations

•	Legal and regulatory services supporting commercial transactions; global compliance initiatives; law department operations; and law department business strategy and analytics

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

Our business model combines the client service orientation and commitment to quality from our legacy as part of a Big Four accounting firm with the entrepreneurial culture of an innovative, agile and dynamic company. We are positioned to take advantage of what we believe are two continuing trends in the marketplace: constant change driving the need for agile, specialized talent in our global client base and a growing innovative talent pool interested in working in a non-traditional professional environment. We believe our business model allows us to simultaneously offer challenging yet flexible career opportunities to attract well qualified, experienced professionals and to attract clients with enterprise-wide, global consulting needs.

As of May 27, 2017, we employed or contracted with 2,569 consultants serving a diverse base of over 1,800 clients ranging from large multinational corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. Our consultants have professional experience in a wide range of industries and functional areas and most have advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based consulting work with many of the advantages of working for a traditional professional services firm.

Our offices serve our multinational clients throughout the world with a client focus rather than from just a regional/office perspective. To enhance our ability to serve multinational clients, we served our clients from 43 offices in the United States and from 24 offices within 21 countries abroad as of May 27, 2017.

Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the For the Years Ended			% of Total
	May 27, 2017	May 28, 2016	% Change	May 27, 2017	May 28, 2016
North America	$479,263	$499,229	(4.0)%	82.1%	83.4%
Europe	60,461	57,714	4.8%	10.4	9.6
Asia Pacific	43,687	41,578	5.1%	7.5	7.0

Total	$583,411	$598,521	(2.5)%	100.0%	100.0%

See Note 14 — Segment Information and Enterprise Reporting — to the Consolidated Financial Statements for additional information concerning the Company’s domestic and international operations and Part I Item 1A, “Risk Factors — Our ability to serve clients internationally is integral to our strategy and our international activities expose us to additional operational challenges that we might not otherwise face” for information regarding the risks attendant to our international operations.

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

Industry Background

Changing Market for Project- or Initiative-Based Professional Services

RGP’s services respond to a growing marketplace trend: namely, corporate clients are increasingly choosing to plan for their workforce needs in more agile ways. Permanent headcount is being reduced as clients purposely engage agile talent for project initiatives and transformation work.

While the market for professional services is broad and fragmented and independent data on the size of the market is not readily available, we believe companies may be more willing to choose alternatives to permanent headcount and traditional professional service providers because of evolving economic competitive pressure and significant increases in government-led regulatory requirements, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. We believe RGP is positioned as a viable alternative to traditional accounting, consulting and law firms in numerous instances because, by using project consultants, companies can:

•	Strategically access specialized skills, expertise for projects of set duration

•	Effectively supplement internal resources

•	Increase labor flexibility

•	Reduce their overall hiring, training and termination costs

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

Supply of Project Consultants

Based on discussions with our consultants, we believe the number of professionals seeking to work on an agile basis has historically increased due to a desire for:

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

Resources Global Professionals’ Solution

We believe RGP is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that RGP provides the agility that companies desire in today’s competitive and quickly evolving environment. We are able to combine all of the following:

•	A relationship-oriented and collaborative approach with our clients

•	Client service teams with Big Four, consulting and/or industry backgrounds to assess our clients’ project needs and customize solutions to meet those needs

•	Highly qualified consultants with the requisite expertise, experience and points of view

•	Competitive rates on an hourly, rather than project, basis

•	Significant client control of their projects with effective knowledge transfer and change management

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including accounting; finance; corporate governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. Our objective is to be the leading provider of agile consulting services for companies facing transformation, change and compliance challenges. We have developed the following business strategies to achieve our objectives:

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

Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four or other professional services firm alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We seek consultants and management with talent, integrity, enthusiasm and loyalty (“TIEL”, an acronym used frequently within the Company) to strengthen our team and support our ability to provide clients with high-quality services and solutions. We believe our culture has been instrumental to our success in hiring and retaining highly qualified employees and, in turn, attracting quality clients.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their professional services requirements. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once an initiative is defined, we identify consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to generate new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2017, 49 of our 50 largest clients used more than one practice area and 40 of those top 50 clients used three or more practice areas; and 2) 45 of our largest 50 clients in fiscal 2012 remained clients in fiscal 2017 while 37 of our top 50 clients in 2008 were still clients in 2017. In addition, during fiscal 2017 our top 50 clients were served by an average of six RGP offices, demonstrating the breadth of our relationships with clients world-wide.

•	Build the RGP brand. Our objective is to build RGP’s reputation as the premier provider of agile consulting services for companies facing transformation, change and compliance challenges. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,569 consultants and 732 management and administrative employees working from offices in 21 countries as of May 27, 2017. In addition, we have global, regional and local marketing efforts that reinforce the RGP brand.

Our Growth Strategy

Since inception, our growth has been primarily organic rather than via acquisition. We believe we have significant opportunity for continued organic growth in our core business as the global economy strengthens and economic uncertainties decrease and, in addition that we can grow opportunistically through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional work from the clients we have served. We believe, based on discussions with our clients, the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy evolves. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services. Near the end of fiscal 2017, we launched our Strategic Client Program to serve a number of our largest clients with dedicated global account teams.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand name and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts this year will focus on identifying strategic target accounts especially in the large and middle market client segments.

•

Expanding geographically. We have expanded geographically to meet the demand for agile professional services around the world and currently have offices in 21 countries. We believe, based upon our clients’ requests, there are future opportunities to promote growth globally. Consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may also add to our existing domestic office network when our existing clients have a need or if there is a significant new client opportunity.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as human capital; information management; governance, risk and compliance; supply chain management; legal and regulatory services; and corporate advisory, strategic communications and restructuring services. In fiscal 2017, we formed our Integrated Solutions group to identify project opportunities that we can market at an enterprise level with talent, tools and methodologies. This group commercializes projects into solution offerings. Currently, our solutions practice is focused on M&A Integration Services, Data Solutions and Technical Accounting Services. Our considerations when evaluating new solutions offerings include cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe an important component of our success has been our highly qualified and experienced consultants. As of May 27, 2017, we employed or contracted with 2,569 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

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

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2017, we served over 1,800 clients from offices located in 21 countries. Our revenues are not concentrated with any particular client or within any particular industry. No single customer accounted for more than 10% of revenue for the years ended May 27, 2017, May 28, 2016 and May 30, 2015, and in fiscal 2017, our 10 largest clients accounted for approximately 15% of our revenues.

The clients listed below represent the multinational and industry diversity of our client base:

Aetna Inc.	IBM Bluemix Infrastructure (SoftLayer)
AIG	Kaiser Permanente
American Express Company	MetLife, Inc.
BASF Corporation	Morgan Stanley
Bayer Corporation	Philips Lighting
Caesars Entertainment Corporation	Phillips 66 Company
Calumet Specialty Products Partners	Syngenta International AG
Chevron Corporation	Tesco
CIT Group Inc.	Unilever
Citigroup

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

Our Finance and Accounting core competencies include:

Process Transformation and Optimization

•    Business process improvement

•    Treasury operations

•    Skills development and training

Remediation and Audit Response Support

•    Internal control weakness remediation

•    Financial statement restatements

•    Audit response

Financial Reporting and Analysis

•    External financial reporting

•    Internal management reporting

•    Key performance indicators

•    Planning, budgeting and modeling

•    Account and transaction-level analysis

Transactional Support • Mergers and acquisitions • IPOs • Bankruptcies • Divestitures Technical and Operational Accounting • Policies and procedures • New accounting standards implementation

Sample Engagement — Cross-practice area M&A Joint Venture Assessment and Integration Execution: A large U.S. based manufacturing company engaged RGP to execute a 50/50 joint venture with another manufacturer. Using RGP’s proprietary M&A integration framework, our team of 22 consultants helped the client through integration planning, execution and transformation. RGP set up the Integration Management Office (“IMO”) to provide the client with program and project management, change management, synergy management, and reporting/metrics. Functioning as an extension of the company,

RGP’s team provided the following services, which serve as a rigorous example of its cross-discipline functionality between our practice areas:

•	Supported the integration execution across all functional areas of the company, including:

•	IT — Integration Lead, Applications, Infrastructure

•	Finance — Integration Lead, Analysts, Systems

•	Supply Chain — Integration Lead, Plant Optimization, Freight, Procurement

•	HR — Integration Lead, Change Management, Communications, Systems

•	Engagement Lead, IMO Lead, Program Manager, Synergies

•	Led both companies through successful cross-function planning , laying the foundation for creation of the integration plan. Instead of two disparate companies giving input, both groups began to think as one company

•	Developed operating plans and go-to market strategy for the combined entity and a roadmap to coordinate major activities for all team work streams, established dependencies for critical project activities and created a mechanism for detailed tracking

•	Led joint venture integration milestones, including:

•	Announcement of new company name and organization

•	Roll out of employee benefits

•	Human resources and enterprise reporting go live

•	Combined financial reporting

•	Integrated branding

Sample Engagement — Revenue Recognition Assessment and Solution: RGP led the execution and solution design for a U.S. based provider of global customer-experience technology in order to comply with the requirements of the Financial Accounting Standards Board’s (“FASB”) revenue recognition guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and subsequently issued amendments (Accounting Standards Codification (“ASC”) 606). RGP led the client’s ASC 606 assessment by gathering data, analyzing contracts, identifying issues and documenting accounting conclusions. Subsequently, RGP led the effort to align stakeholders, define future-state processes to address gaps and develop the application and data roadmap.

RGP’s efforts consisted of two phases: Phase 1 — Impact Assessment and Phase 2 — Solution Design. Our consultants’ activities included:

•	Project managing the initiative, including developing the project plan, establishing project governance, identifying key stakeholders and providing training to facilitate appropriate client employee engagement

•	Cataloging of collected data to obtain a comprehensive view of revenue streams, contract data and other critical elements across the company, including identifying contract populations and determining grouping strategy for future analysis of representative contract samples

•	Identifying and documenting an enterprise view of “Revenue Recognition” generated impacts across departments (accounting, sales, others), processes (order to cash, deal desk, invoicing) and systems (technical architecture, system selection)

By partnering with the client, RGP was able to help the client leadership team understand the extent of changes caused by the new revenue recognition standard and how current, manual processes wouldn’t be able to scale. The client was also able to identify process and technology integration challenges resulting from several previous acquisitions.

RGP worked with the client to develop an integrated, cross-departmental and phased implementation plan to address the revenue recognition gaps while also solving inherited selected integration challenges from legacy systems.

Sample Engagement — Reorganization, Bankruptcy Support and Human Capital: A U.S. clothing manufacturer and retailer was unable to meet its financial obligations in 2015 and filed for Chapter 11 protection in U.S. bankruptcy court. The client initially hired RGP for a three-week engagement to analyze and reconcile their critical vendor claims. It was important to complete this reconciliation quickly in order for the continued flow of goods from their vendors.

The client’s satisfaction with the initial project led to expansion of the engagement to include an analysis and reconciliation of required supplier claims just prior to the bankruptcy filing, plus administration claims and bankruptcy court reporting, including monthly financial reports.

Because of employee layoffs as well as employee attrition due to the Chapter 11 filing, the company was unable to perform certain critical functions. RGP provided consultants to serve as interim controller; AP Manager; Budgeting Manager and HR Manager, including the handling of WARN Act notices, layoffs and COBRA matters. With RGP’s support, the company successfully exited bankruptcy.

This client continued to have financial difficulty and filed chapter 11 again. RGP was hired to reconcile all of the claims and assist with the claims objections. In addition, during the second engagement RGP provided personnel to clean up and manage AP records, financial reporting, bankruptcy court reporting and prepare 1099 tax forms.

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

•    Data analysis, conversion & integration

•    Business intelligence (“BI”) strategy & execution

•    Data governance, security & quality management

•    Business performance management solutions

IT Strategy & Advisory • IT assessments & strategic planning • Merger planning & integration • Outsourcing & shared service strategy • Infrastructure, architecture & design services

Sample Engagement — Identification of Significant Inefficiencies and Proposed Solutions: Our client, a large multinational consumer goods company, experienced significant monthly losses due to material waste. Our client’s challenge was to find a way to identify areas of cost savings swiftly and effectively, with better data analytics.

RGP finance and data specialists, working with the client’s IT team, analyzed operating conditions, and designed statistical models and dashboard reporting. As a result, the client now has a weekly view into its material inventory and can initiate stock transfers between factories so that excess material can be utilized where needed, avoiding potential costly write-offs. By identifying production costs across all factories, the client has quick insight into causes of variance and can take action in a timely manner. In addition, relevant factory teams can be held responsible and receive best practice training to improve efficiencies. Finally, the client can utilize the insights to make more efficient capital expenditure decisions for factories using outdated machinery.

Sample Engagement — Improvement in Data Analytics and Data Management Capabilities: A U.S. based public utility wanted to strengthen its advanced analytics capabilities: enterprise reporting, analytic competency and data management capabilities. RGP consultants were tasked to:

•	Address data quality issues

•	Improve operational efficiencies for better support, control and ownership of data

•	Automate data integration across applications to improve operational effectiveness

Leading a multi-year data strategy project to deliver improved analytic and data value to departments in Finance, HR, Marketing, IT, Generation, Transmission & Distributio (“T&D”), RGP consultants initiated and operationalized data management to ensure accurate and reliable data to support company decisions and to fulfill the vision of managing data as a strategic asset. Tasks included:

•	Mobilizing domain teams to define data terms and develop data warehouse requirements

•	Orienting teams to data dictionary, data modeling, issue management, data warehouse requirements, testing, training and sustaining processes

Other facets of the engagement included:

•	Establishing an Analytic Center of Excellence to ensure operational effectiveness and efficiency in analytic and data processes, tools, technology and people

•	Developing an enterprise-wide process and engaging 300 executives and managers and 450 analysts, project managers, process engineers and utility operations technicians to implement effectively 30 analytic and data projects on 2 year roadmap

•	Developing 300 standardized enterprise reports in an enterprise report catalog

•	Skill building with local teams on data warehouse concepts

•	Building an Oracle warehouse for Finance, HR, Generation, T&D, IT, Supply Chain domains to support Data as a Service (DAAS)

Using the work of RGP consultants, the company improved workforce management and work scheduling for T&D through standardized generation, improved company profitability by reducing costs in finance, HR and IT, and improved supply chain vendor and contract management.

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

RGP consultants serve as technical program management across 13 defined work streams as well as a variety of internal systems integrations that span enterprise infrastructure. The project also includes systems implementation in the form of architecture support and complex systems integration across the 14 teams building the technology components. The RGP Program Manager has managed the transition from vendor selection to solutioning and engineering the services with the supplier and client teams. RGP continues to be the technical systems integrator for all program work streams and horizontal platforms.

Sample Engagement — Integration and Optimization of Significant Acquisition: A large publicly-traded entertainment conglomerate acquired a regional entity that provided home security and monitoring. Our client needed to integrate its existing ordering, billing, supply chain and installation systems with the acquired entity’s systems in order to sell and deliver these new capabilities across its current and prospective customer base. Working with the client’s implementation team, RGP’s activities included:

•	Serving as interim program manager and senior project manager

•	Linking and modifying the client’s existing sales programming to bundle the acquired home security/monitoring products

•	Modifying the existing equipment delivery systems capability to reduce the number of days to final installation

Sample Engagement — BI Strategy/Implementation: A large state utility company required assistance in restarting and reenergizing a stalled enterprise-wide BI initiative focused on increasing overall data definition/management, analysis and reporting to support enterprise-wide business decision making. The RGP engagement consisted of:

•	Partnering with the client’s corporate stakeholder team to define the current state of the stalled BI initiative and redevelop overall objectives and goals

•	Providing the framework and approach of how to restart and move forward towards a successful implementation and adoption

•	Leading the effort to gain stakeholder, management and end user buy-in for the initiative across the organization

•	Providing day to day Program Management oversight, focusing on partnering, advising and managing the redefined approach. Critical deliverables included requirements and process definition, data definition and management, report and dashboard definition and development, change management and training and adoption

Sitrick And Company

Sitrick And Company (“Sitrick”) offers a unique combination of strategic counsel, tactical execution, and organizational and logistical support critical to both public and private companies and high profile individuals, both in the United States and overseas. Its extensive experience in strategic, corporate, financial and transactional communications as well as general management, finance, strategic planning, manufacturing and distribution have made Sitrick a partner to boards of directors and management engaged in acquisitions, proxy fights, litigation, management changes, government inquisitions, corporate reorganizations or when repositioning, redirecting or unwinding a business.

Combined with RGP’s broad capabilities and global footprint, Sitrick offers a wide variety of services to clients, including:

•	Strategic and crisis communications

•	Repositioning a business or business segment

•	Litigation support

•	Bankruptcy administration and management

•	Corporate and financial advisory

•	Interim and crisis management

•	Restructuring and reorganization

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

Human Capital

RGP’s Human Capital consultants apply project-management and business analysis skills to help solve the people aspects of business problems. The two primary areas of focus of our human capital practice are change management/business transformation and HR operations. To achieve the desired business outcome, our Human Capital professionals work with client teams to help drive their change management initiatives to successful completion. We help our clients with the people challenges of acquisitions, mergers, downsizing, reorganizations, system implementations or legislative requirements (such as Sarbanes, Basel II, HIPAA and the Patient Protection and Affordable Care Act). Our Human Capital professionals also have HR operations and technology skills that provide clients with the means to achieve their initiatives. Our Human Capital core competencies revolve around:

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

•    Fully integrated performance management and measurement programs

•    Succession and workforce planning

•    Training and skills development strategy

•    Employee retention programs, opinion surveys and communications programs

HR Operations • HR leadership • HR risk assessment • Labor/employee relations and compliance • Talent acquisition • Policies and procedures
HR Technology • System selection, implementation and optimization • Project management • Change management • Data conversion • Post-implementation and interim support

Sample Engagement — Financial Management Group Transformation’s Change Management and Program Management Strategy: A global Fortune 100 insurance company is transforming the way it works in order to maximize efficiency and ultimately reduce costs. Given the complexity, breadth and depth of the transformation; the client engaged a team of RGP consultants to create and deploy an end-to-end change management strategy, essential to achieving the program’s goal. The responsible client team is transforming as well, by investing in technology and automation, better data governance, optimizing processes and centralizing and streamlining organizations. They have designed a transformation change management and program management strategy to enhance the realization of the transformation initiative. Phase II of the engagement will include implementation of all change management activities in partnership with the transformation program office.

Sample Engagement — Organizational Capability Assessment and Improvement: A food industry leader was looking to transform business operations in order to maintain its competitive industry position and fuel growth. RGP utilized change management practices, to assess individual skill competencies and organizational capabilities currently in place. Our approach focused on enabling organizational learning and development as a catalyst for change and cultural improvement. We took a business driven approach by defining actions aligned to corporate business strategy. Collaborative workshops promoted a shared vision of the future desired state, while gaining buy-in and ownership for a three year roadmap of planned initiatives. Executive participation enabled sponsorship for the transformation program, helping to ensure the expected results.

Specific activities included:

•	Defining a process to develop increased capabilities across the organization, to be executed annually in alignment with the strategic business planning cycle

•	Developing and executing an annual individual skill competency assessment tool and procedures

•	Review and gap analysis of strategic departmental goals, identifying capability needs in areas of people, process and technology

•	Providing assessment results, including organizational capabilities needed to accomplish strategic business objectives, as well as individual and team skill competency development needs

•	Developing a three year transformation plan chartering business value work streams to achieve needed capabilities

•	Providing HR functional consulting to help drive people and organizational development, as well as outlining an effective approach to organizational cultural improvement

Sample Engagement — HRIS Module Implementation and Standardization: A private, online media group recently implemented ADP Workforce Now and wanted to integrate other HR modules into their payroll platform including time tracking, leave management and a self-service portal. In addition to an aggressive timeframe, our client was in the middle of major organizational changes including divesting a company, a merger and two acquisitions. As project manager, our consultant was instrumental in delivering the project on-time, helping our client to fully utilize the system. We also created process standardization and streamlining, reduced transaction processing cost, increased the quality of HR data and produced more complex and comprehensive business metrics. Providing on-site project management and process optimization in this dynamic corporate environment was crucial to the success of the project.

Sample Engagement — Establishment of New Corporate Compensation Function: A fast-growing multi-national pharmaceutical company needed assistance in establishing a new corporate compensation function, addressing core infrastructure issues. Our consultant, working with client personnel, served as Project Manager and subject matter expert, assessing business priorities, developing a compensation philosophy and integrating processes with technology. Specific initiatives included:

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

Sample Engagement — Organizational Design: A Fortune 500 life insurance company wanted to design a new organizational and operating model to provide more efficient, “silo-free” operations. Partnering with RGP, our consultants provided subject-matter expertise on organizational design and an operating model development approach, process and content. Specifically, RGP supported the initiative by:

•	Conducting in-depth current state organizational reviews

•	Developing a comprehensive culture and change impact assessment to identify benefits and challenges of the new operating model

•	Evaluating the impact on human capital of a shared services center and off-shoring implementation

•	Presenting key aspects of the operating model design approach to management and staff and assessing potential interdependencies with other work streams outside of the HR function

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

Sample Engagement — Assistance with Critical Software Deployment: Our client, a significant developer and distributor of entertainment projects, is implementing an online rights and contract management platform, to capture critical business and legal terms from contracts related to original production and development of new scripted and unscripted television and movie content.

RGP has been retained to provide advisory services to assist in putting together best practices, protocols, quality control, training, metrics and other tasks related to overall project management, as well as attorneys to provide substantive legal expertise by conducting the rights analysis of the contracts and capturing consistent and accurate data. The project is ‘business critical” — the new system must ultimately be an effective tool that helps drive revenue, enforce compliance and mitigate risk.

Sample Engagement — Assessment to Mitigate Reputational Harm, Regulatory Exposure and Litigation Risk: The senior management of a global entity, which had grown rapidly via acquisition to over $2.5 billion in revenue and 100,000 employees, asked RGP to assist in the assessment of mitigation of potential reputational harm, regulatory exposure and litigation risk. In particular, management was concerned about their ability to ensure the security of sensitive financial and personal information for customers, tracking of its contractual commitments, and adherence to applicable laws and regulations. The goal was to assess risk, protect from reputational harm, mitigate against regulatory exposure and litigation and communicate to its clients that the company is a trusted business partner and world-class organization.

RGP was selected to create and conduct a compliance risk assessment. Using the work of RGP consultants, the assessment will position our client to present the following information to the company’s Board of Directors:

•	The company’s compliance-related obligations from both regulatory and contractual perspectives

•	Compliance obligations from a people, process and technology perspective, including the company’s method for identifying risks and process to comply, report and resolve incidents

•	Gaps between company obligations, its current compliance and recommendations to bridge the identified gaps

•	The company’s current compliance infrastructure and the structure and skills needed for compliance on a global basis

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

Supply Chain Management

RGP’s Supply Chain Management practice assists clients in the planning, execution, maintenance and troubleshooting of complex supply chain systems and processes. Our consultants work as part of client teams to reduce the total cost of ownership, improve business performance and produce results. Specifically, our core competencies include:

Supply Chain Strategy and Advisory	Supply Chain Planning and Forecasting
• Supply chain technology and strategic planning • Merger planning and integration • Organizational design, alignment, process, policies and procedures	• Sales and operations planning • Demand and supply planning • Production planning

Procurement and Supplier Management	Manufacturing and Operations
• Strategic sourcing • Contract and supplier relationship management • Procure-to-pay	• Manufacturing assessment and strategy • Production process • LEAN/Six Sigma

Logistics and Materials Management	Supply Chain Risk and Compliance
• Inventory and transportation management • Distribution network analysis • Reverse logistics	• Risk assessments • Regulatory compliance • Third party oversight

Sample Engagement Negotiation, Monitoring and Supervision of Construction Projects: Our client, a Fortune 1000 technology company, has multiple priorities in procurement and design of internal construction projects. Working with the client’s personnel, RGP consultants oversaw the negotiation and implementation of construction/redesign projects at the client’s corporate headquarters. The client’s primary concerns were: design consistency with the company’s culture, operating within a set budget, and on-time completion of the various projects.

RGP provided procurement personnel to work closely with our client’s counterparts to negotiate, monitor, and supervise construction projects. In addition, RGP consultants provided budget management for the client’s procurement department and an advisory/quality assurance lead. The client lacked procurement expertise and construction/real estate sourcing knowledge. RGP built a detailed timeline collaborating with the client and their commercial real estate company. Our consultants negotiated project costs leveraging future growth opportunities, especially with subcontractor firms, reviewed quotes, researched benchmarks and imposed cost structure across the client’s organization. In addition, RGP worked with the client’s legal department to negotiate and document contract parameters. Ultimately, the client estimates it was able to achieve a 6.5% cost savings.

Sample Engagement — Vendor Risk Management Software Selection and Monitoring: A publicly-traded financial services company wanted to effectively and proactively identify and manage previously unaddressed significant vendor risks. Working collaboratively, a cross-functional team of client personnel and RGP consultants developed a comprehensive vendor performance monitoring function. The team identified three key project work streams: 1) establishment of solutions to support and maintain the client’s third party vendor management processes, systems, standards and metrics tracking; 2) development of user guides and materials and training on the selected software tool to support the function; 3) development and support of the day to day processes to ensure compliance with regulations, guidelines and firm requirements. Specifically, RGP was responsible for:

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

Enterprise Risk Management	Sarbanes and Internal Controls
• Strategic and operational objectives and risk assessment • Risk management and monitoring process development • Implementation of comprehensive ERM programs	• Documentation and testing of key controls • COSO framework documentation • Control rationalization and self-assessment • Remediation of control deficiencies • Internal audit co-sourcing

Contract and Regulatory Compliance Audits	Operational and IT Audits
• Regulatory compliance assessments • Royalty, license and franchise partner audits	• Specialized skill sets and subject matter expertise • Global geographic coverage • Audit plan development and periodic risk assessment

Sample Engagement — Global Internal Audit & Internal Controls Delivery: A global technology leader decided to outsource its internal controls testing and co-source its internal audit needs, engaging RGP on a multi-year co-sourcing and advisory contract. During the transition phase, RGP created a core delivery team of experts and set up a dedicated, offshored testing/audit center.

For internal audit, RGP carries out internal audits on behalf of the client, following the client’s specific audit methodology. Deploying consultants from our offices in cities where our client has operations, RGP adds local knowledge and skills to the client’s fieldwork. To fully integrate the methodology, RGP created customized onboarding and training.

For internal controls testing, the client leverages RGP in a cost-efficient manner versus developing its own larger internal audit team. In addition, by leveraging industry best practices in control and finance compliance audits, RGP provides our client with better insights into more efficient ways of working and control. The client further leverages cost control by having RGP consultants perform a large portion of independent (local) testing to reduce time and budget of the external auditor.

Sample Engagement — Creation of Corporate Compliance Function: A leading independent specialty chemical company needed an effective compliance program to meet federal regulations and all necessary standards, procedures and training to support it. RGP established the client’s first corporate compliance function with three major areas of significance: Foreign Corrupt Practices Act compliance (FCPA), Global trade compliance (OFAC) and Federal Acquisition Regulation compliance (FAR). RGP provided the client with the overall compliance framework, policies, procedures and tools necessary to support an effective compliance program.

Sample Engagement — Enterprise Risk Management: A Fortune 1000 U.S. based financial services company launched an initiative to significantly increase the risk governance and standardization of project management within their organization. Our enterprise risk management consultants focused on establishing more consistent, simplified processes to optimize the risk management process and create ways to identify and implement standardization of reporting, process and procedures across all lines of business. Our work will establish a comprehensive view of projects, enabling reporting and escalation to significantly mitigate their risk.

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

Our offices operate in an entrepreneurial manner. The managing directors of our offices are given significant autonomy in the daily operations of their respective offices, and are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing, pricing and hiring within their office. We believe a substantial portion of the buying decisions made by our clients are made on a local or regional basis and that our offices most often compete with other professional services providers on a local or regional basis. Because our managing directors are in the best position to understand the local and regional outsourced professional services market and because clients often prefer local relationships, we believe a decentralized operating environment maximizes operating performance and contributes to employee and client satisfaction.

We believe our ability to deliver professional services successfully to clients is dependent on our managing directors working together as a collegial and collaborative team, at times working jointly on client projects. To build a sense of team effort and increase camaraderie among our managing directors, we have an incentive program for our office management that awards annual bonuses based on both the performance of the Company and the performance of the individual. We also share across the Company the best and most effective practices of our highest achieving offices and use this as an introductory tool with new managing directors. New managing directors also spend time with another practice, partnering with experienced managing directors and other senior management personnel. This allows the veteran managing directors to share their success stories, foster the culture of the Company with new managing directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

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

Business Development

Our business development initiatives are composed of:

•	local and global initiatives focused on existing clients and target companies

•	national and international targeting efforts focused on multinational companies

•	brand marketing activities

•	national and local advertising and direct mail programs

Our business development efforts are driven by the networking and sales efforts of our management. In addition, the local office managing directors are assisted by management professionals focused on business development efforts on a national basis based on firm-wide and industry-focused initiatives. These business development professionals, teamed with the managing director and client service teams, are responsible for initiating and fostering relationships with the senior management and decision makers of our targeted client companies. During fiscal 2017, we commenced implementation of software from SalesForce.com as a tool to enhance our local and worldwide business development efforts.

We believe that our national marketing efforts have been effective in generating incremental revenues from existing clients and developing new client relationships. Our brand marketing initiatives help develop RGP’s image in the markets we serve. Our brand is reinforced by our professionally designed website, print, and online advertising, direct marketing, seminars, initiative-oriented brochures, social media and public relations efforts. We believe our branding initiatives, coupled with our high-quality client service, help to differentiate us from our competitors and to establish RGP as a credible and reputable global professional services firm.

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

We compete for clients on the basis of the quality of professionals, the timely availability of professionals with requisite skills, the scope and price of services, and the geographic reach of services. We believe our attractive value proposition, consisting of our highly qualified consultants, relationship-oriented approach and professional culture, enables us to differentiate ourselves from our competitors. Although we believe we compete favorably with our competitors, many of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do.

Employees

As of May 27, 2017, we had a total of 3,301 employees, including 732 corporate and local office employees and 2,569 consultants. Our employees are not covered by any collective bargaining agreements.

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

You should carefully consider the risks described below before making a decision to buy shares of our common stock. The order of the risks is not an indication of their relative weight or importance. The risks and uncertainties described below are not the only ones facing us but do represent those risks and uncertainties we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely impact and impair our business. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Annual Report on Form 10-K, including our financial statements and the related notes.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Since the first quarter of fiscal 2010, we have had difficulty sustaining consistent revenue growth either quarter-over-quarter or in sequential quarters and, during fiscal 2017, we closed two offices, one in the U.S. and one in Europe. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

There can be no assurance that we will be successful in accomplishing any of these factors and, even if we are, we cannot assure we will be successful in attracting and retaining the number of highly qualified and experienced consultants necessary to maintain and grow our business.

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

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. It is possible that our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our management does not expect our internal control over financial reporting will prevent all errors or acts of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraudulent acts may occur and not be detected.

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 27, 2017, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

We may be subject to laws and regulations that impose difficult and costly compliance requirements and subject us to potential liability and the loss of clients.

In connection with providing services to clients in certain regulated industries, such as the gaming, energy and healthcare industries, we are subject to industry-specific regulations, including licensing and reporting requirements. Complying with these requirements is costly and, if we fail to comply, we could be prevented from rendering services to clients in those industries in the future. Additionally, changes in these requirements, or in other laws applicable to us, in the future could increase our costs of compliance.

In addition, we may face challenges from certain state regulatory bodies governing the provision of certain professional services, such as legal services or audit services. The imposition of such regulations could require additional financial and operational burdens on our business.

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

We are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

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

The Company pays a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend, reduction of the quarterly dividend rate or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand name is important to our business. We have applied for registration in the United States and some foreign jurisdictions on certain service marks. On March 29, 2013, we filed a United States trademark application for our RGP service mark and puzzle piece logo, Serial No. 85/890,836 as well as United States trademark applications on our RGP service mark, puzzle piece and tag line, Serial No. 85/890,838; our RGP Healthcare service mark and puzzle piece logo, Serial No. 85/890,839; our RGP Legal service mark and puzzle piece logo, Serial No. 85/890,843; and our RGP Search service mark and puzzle piece logo, Serial No. 85/890,845. We received approval of these applications and registration was granted as of December 2, 2014.

We obtained a United States registration for our Resources Global Professionals service mark, Registration No. 3,298,841, which registered September 25, 2007. However, our rights to this service mark are not currently protected in some of our foreign jurisdictions, and there is no guarantee that any of our pending applications (or any appeals thereof or future applications) will be successful.

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

In 2014, we developed a software product for the healthcare industry to address enterprise-wide incident management and patient safety issues. We have applied for registration in the United States on the service mark for this product. Registration was granted September 9, 2014. On February 13, 2014, we filed a Nonprovisional Application, App. No. H180290, with the United States Patent Office for patent protection for this invention, and we were notified on June 15, 2017 that our application has been approved to issue as a patent. There is no guarantee that third parties may not knowingly or unknowingly infringe our proprietary rights or challenge the proprietary rights held by us. In any or each of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of May 27, 2017, we maintained 43 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Phoenix, Arizona	Atlanta, Georgia	Cincinnati, Ohio
Irvine, California	Honolulu, Hawaii	Cleveland, Ohio
Los Angeles, California (2)	Chicago, Illinois	Columbus, Ohio
Sacramento, California	Oakbrook Terrace, Illinois	Tulsa, Oklahoma
Santa Clara, California	Indianapolis, Indiana	Portland, Oregon
San Diego, California	Boston, Massachusetts	Cranberry Township, Pennsylvania
San Francisco, California	Detroit, Michigan	Philadelphia, Pennsylvania
Walnut Creek, California	Minneapolis, Minnesota	Pittsburgh, Pennsylvania
Woodland Hills, California	Kansas City, Missouri	Nashville, Tennessee
Denver, Colorado	Las Vegas, Nevada	Dallas, Texas
Hartford, Connecticut	Parsippany, New Jersey	Houston, Texas
Stamford, Connecticut	Princeton, New Jersey	San Antonio, Texas
Fort Lauderdale, Florida	New York, New York	Seattle, Washington
Tampa, Florida	Charlotte, North Carolina	Washington, D.C. (McLean, Virginia)

As of May 27, 2017, we maintained 24 international offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Milan, Italy	Shanghai, People’s Republic of China
Brussels, Belgium	Tokyo, Japan	Manila, Philippines
Toronto, Canada	Mexico City, Mexico	Singapore
Paris, France	Amsterdam (Utrecht), Netherlands	Seoul, South Korea
Frankfurt, Germany	Oslo, Norway	Stockholm, Sweden
Bangalore, India	Beijing, People’s Republic of China	Zurich, Switzerland
Mumbai, India	Hong Kong, People’s Republic of China	Taipei, Taiwan
Dublin, Ireland	Guangzhou, People’s Republic of China	London, United Kingdom

Our corporate offices are located in Irvine, California. We own an approximately 56,200 square foot office building in Irvine, California, of which we occupied approximately 38,000 square feet as of May 27, 2017, including space occupied by our Orange County, California practice. Approximately 18,200 square feet is leased to independent third parties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the NASDAQ Global Select Market under the symbol “RECN” since December 15, 2000. Prior to that time, there was no public market for our common stock. The approximate number of holders of record of our common stock as of July 13, 2017 was 43 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth, for the fiscal quarters indicated, the high and low intraday sales prices reported on the NASDAQ Global Select Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2017:
First Quarter	$15.93	$13.79
Second Quarter	$17.00	$12.41
Third Quarter	$19.80	$15.85
Fourth Quarter	$17.40	$12.60
Fiscal 2016:
First Quarter	$17.12	$14.37
Second Quarter	$18.45	$14.65
Third Quarter	$18.71	$13.37
Fourth Quarter	$15.72	$12.30

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we declared a dividend of $0.11 per share of common stock during each quarter in fiscal 2017 and $0.10 per share of common stock during each quarter in fiscal 2016. On April 20, 2017, our board of directors declared a regular quarterly dividend of $0.11 per share of our common stock. The dividend was payable on June 15, 2017 to stockholders of record at the close of business on May 18, 2017. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our board of directors.

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

During the fourth quarter of fiscal 2017, we did not make any stock repurchases, as indicated in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program
February 26, 2017—March 25, 2017	—	$—	—	$125,103,123
March 26, 2017—April 22, 2017	—	$—	—	$125,103,123
April 23, 2017—May 27, 2017	—	$—	—	$125,103,123

Total February 26, 2017—May 27, 2017	—	$—	—	$125,103,123

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of ten companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the five years ended May 27, 2017. The graph assumes $100 was invested on May 26, 2012 in our common stock and in each index (based on prices from the close of trading on May 26, 2012), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Resources Connection, Inc., the Russell 3000 Index,

SIC Code 8742—Management Consulting and Peer Group

*$100 invested on 5/26/12 in stock or index, including reinvestment of dividends.

	For the Fiscal Years Ended
	May 26, 2012	May 25, 2013	May 31, 2014	May 30, 2015	May 28, 2016	May 27, 2017
Resources Connection, Inc.	$100.00	$92.73	$107.03	$138.15	$140.09	$117.61
Russell 3000	$100.00	$128.38	$153.30	$171.47	$171.90	$202.67
SIC Code 8742—Management Consulting	$100.00	$147.02	$165.58	$186.17	$205.89	$228.92
Peer Group	$100.00	$115.28	$141.66	$146.76	$131.97	$143.07

The Company’s customized peer group includes the following ten professional services companies that we believe reflect the competitive landscape in which the Company operates and acquires talent: CRA International, Inc.; FTI Consulting, Inc.; Heidrick & Struggles International, Inc.; Hudson Global, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; Korn/Ferry International; Navigant Consulting, Inc.; and The Advisory Board Company. We have removed The Corporate Executive Board Company from our customized peer group due to its acquisition by Gartner, Inc. in 2017. The Company’s compensation committee, a committee of our board of directors comprised of independent directors, reviews the composition of the peer group annually to ensure its alignment with the Company’s size, practice areas, business model delivery and geographic reach.

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 54 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 36. The Consolidated Statements of Operations data for the years ended May 31, 2014 and May 25, 2013 and the Consolidated Balance Sheet data at May 30, 2015, May 31, 2014 and May 25, 2013 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 27, 2017, May 28, 2016 and May 30, 2015 and the Consolidated Balance Sheet data at May 27, 2017 and May 28, 2016 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015	May 31, 2014 (1)	May 25, 2013
	(In thousands, except per common share and other data)
Revenue	$583,411	$598,521	$590,589	$567,181	$556,334
Direct cost of services, primarily payroll and related taxes for professional services employees	362,086	366,355	362,227	351,359	342,040

Gross margin	221,325	232,166	228,362	215,822	214,294
Selling, general and administrative expenses	183,471	174,806	173,797	172,531	168,318
Amortization of intangible assets	—	90	918	1,688	1,694
Depreciation expense	3,452	3,467	3,389	3,628	4,580

Income from operations	34,402	53,803	50,258	37,975	39,702
Interest expense	773	—	—	—	—
Interest income	(144)	(186)	(148)	(168)	(175)

Income before provision for income taxes	33,773	53,989	50,406	38,143	39,877
Provision for income taxes	15,122	23,546	22,898	18,257	19,373

Net income	$18,651	$30,443	$27,508	$19,886	$20,504

Net income per common share:
Basic	$0.57	$0.82	$0.73	$0.51	$0.50

Diluted	$0.56	$0.81	$0.72	$0.51	$0.50

Weighted average common shares outstanding:
Basic	32,851	37,037	37,825	39,216	41,108

Diluted	33,471	37,608	38,248	39,307	41,151

Cash dividends declared per common share	$0.44	$0.40	$0.32	$0.28	$0.24

Other Data:
Number of offices open at end of year	67	68	68	68	73
Total number of consultants on assignment at end of year	2,569	2,511	2,516	2,401	2,208
Cash dividends paid	$14,157	$14,085	$11,748	$10,625	$9,497

(1)	The year ended May 31, 2014 consisted of 53 weeks. All other years presented consisted of 52 weeks.

	May 27, 2017	May 28, 2016	May 30, 2015	May 31, 2014	May 25, 2013
	(Amounts in thousands)
Cash, cash equivalents, short-term investments and U.S. government agency securities	$62,329	$116,046	$112,238	$114,277	$119,012
Working capital	95,074	147,704	152,760	150,287	155,844
Total assets	364,128	417,255	416,981	420,078	417,640
Long-term debt	48,000	—	—	—	—
Stockholders’ equity	238,142	342,649	340,452	345,761	352,327

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

RGP is a multinational consulting firm that provides agile consulting services to its global client base who are faced with disruption and business transformation issues. We bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting process transformation and optimization; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence and integration; audit response; implementation of new accounting standards such as the revenue recognition pronouncement and lease accounting standard; and remediation support

•	Information management services including program and project management; business and technology integration; data strategy, including governance, security and privacy; and business performance management (such as core planning and consolidation systems)

•	Corporate advisory, strategic communications and restructuring services

•	Governance, risk and compliance management services including contract and regulatory compliance efforts under, for example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes Oxley Act of 2002 (“Sarbanes”); Enterprise Risk Management; internal controls management; and operation and IT audits

•	Supply chain management services including strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance

•	Human capital services including change management; organization development and effectiveness; compensation and incentive plan strategies and design; and optimization of human resources technology and operations

•	Legal and regulatory services supporting commercial transactions; global compliance initiatives; and law department operations, business strategy and analytics

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of May 27, 2017, we served clients from offices in 21 countries, including 24 international offices and 43 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional services lines that we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international offices are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.5% of our revenue for each of the years ended May 27, 2017, May 28, 2016 and May 30, 2015. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts, if any, is included in our selling, general and administrative expenses.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2017, 2016 and 2015 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks (the next of which occurs for fiscal 2020), the first three quarters consist of 13 weeks each and the fourth quarter consist of 14 weeks.

On April 5, 2017, the Company announced implementation of three strategic initiatives to help improve its performance in cost containment and revenue generation. The initiatives include (1) reducing selling, general and administrative expenses by approximately $7.0 million per year; related to this initiative, the Company took a charge of approximately $2.4 million in the fourth quarter of fiscal 2017, primarily for severance expenses; (2) improving the sales culture and business development process and practices; and (3) redesigning the business model to enhance client offerings.

The first initiative, which includes a clear and actionable plan for reducing costs in low growth markets, will streamline the Company’s field and back office operations to better match current and anticipated demand in certain geographies. The implementation of this plan will result in a reduction in overhead expenses and head count, and was completed at the end of the fiscal 2017 fourth quarter.

The second priority initiative focuses on driving the sales process on an enterprise level to advance the account development and account penetration and management activities in local markets, and will support a more sophisticated and robust sales culture. The initiative includes four major components: the implementation of Salesforce as a global Customer Relationship Management tool and the alignment of the Company’s sales process, the establishment of an enterprise-wide Business Development function, the creation of a Strategic Client Program dedicated to expanding service and revenue in the Company’s highest level clients and the evolution of the incentive compensation plans to prioritize growth. These transition activities will involve multi-step changes that are expected to take approximately 9-15 months to complete.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.11 per share for each quarter during fiscal 2017 and $0.10 per share for each quarter of fiscal 2016) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
	(Amounts in thousands)
Revenue	$583,411	$598,521	$590,589
Direct cost of services	362,086	366,355	362,227

Gross margin	221,325	232,166	228,362
Selling, general and administrative expenses	183,471	174,806	173,797
Amortization of intangible assets	—	90	918
Depreciation expense	3,452	3,467	3,389

Income from operations	34,402	53,803	50,258
Interest expense	773	—	—
Interest income	(144)	(186)	(148)

Income before provision for income taxes	33,773	53,989	50,406
Provision for income taxes	15,122	23,546	22,898

Net income	$18,651	$30,443	$27,508

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Revenue	100.0%	100.0%	100.0%
Direct cost of services	62.1	61.2	61.3

Gross margin	37.9	38.8	38.7
Selling, general and administrative expenses	31.4	29.2	29.4
Amortization of intangible assets	—	—	0.2
Depreciation expense	0.6	0.6	0.5

Income from operations	5.9	9.0	8.6
Interest expense	0.1	—	—
Interest income	—	—	—

Income before provision for income taxes	5.8	9.0	8.6
Provision for income taxes	2.6	3.9	3.9

Net income	3.2%	5.1%	4.7%

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

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
	(Amounts in thousands)
Net income	$18,651	$30,443	$27,508
Adjustments:
Amortization of intangible assets	—	90	918
Depreciation expense	3,452	3,467	3,389
Interest expense	773	—	—
Interest income	(144)	(186)	(148)
Provision for income taxes	15,122	23,546	22,898

EBITDA	37,854	57,360	54,565
Stock-based compensation expense	6,068	6,280	5,989

Adjusted EBITDA	$43,922	$63,640	$60,554

Revenue	$583,411	$598,521	$590,589

Adjusted EBITDA Margin	7.5%	10.6%	10.3%

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

Year Ended May 27, 2017 Compared to Year Ended May 28, 2016

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $15.1 million, or 2.5%, to $583.4 million for the year ended May 27, 2017 from $598.5 million for the year ended May 28, 2016. We deliver our services to clients, whether multi-national or locally-based, in a similar fashion across the globe. Bill rates decreased 1.7% on average in fiscal 2017 compared to fiscal 2016 and hours worked decreased 0.9% between the two periods. The revenue decrease is partially attributable to reduced business consulting opportunities in fiscal 2017, including declines in services provided to clients in the economically challenged energy sector and inefficiencies in our client penetration efforts in financial services. The timing of efforts to stabilize our client penetration in this industry is uncertain. As presented in the table below, revenue increased in fiscal 2017 in Asia Pacific and Europe but declined in North America as compared to fiscal 2016.

The number of consultants on assignment at the end of fiscal 2017 was 2,569 compared to the 2,511 consultants engaged at the end of fiscal 2016 (the average number of consultants assigned was 2,487 in fiscal 2017 compared to 2,503 in fiscal 2016).

We operated 67 offices (24 abroad) as of May 27, 2017 and 68 offices (23 abroad) as of May 28, 2016. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the For the Years Ended			% of Total
	May 27, 2017	May 28, 2016	% Change	May 27, 2017	May 28, 2016
North America	$479,263	$499,229	(4.0)%	82.1%	83.4%
Europe	60,461	57,714	4.8%	10.4	9.6
Asia Pacific	43,687	41,578	5.1%	7.5	7.0

Total	$583,411	$598,521	(2.5)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2016 conversion rates, international revenues would have been higher than reported under GAAP by $3.5 million for the year ended May 27, 2017. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased by 3.8% in Asia Pacific and by 10.4% in Europe, but decreased by 3.8% in North America and by 1.9% overall. Average bill rates were about the same on a constant currency basis.

Direct Cost of Services. Direct cost of services decreased $4.3 million, or 1.2%, to $362.1 million for the year ended May 27, 2017 from $366.4 million for the year ended May 28, 2016. Comparing fiscal 2017 to fiscal 2016, direct cost of services decreased primarily because of a 0.9% decrease in hours worked and a 1.7% decrease in the average consultant pay rate per hour. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) was 62.1% and 61.2% for the years ended May 27, 2017 and May 28, 2016, respectively. Comparing the two fiscal years, the direct cost of services percentage increased because of an unfavorable change in the bill rate to pay rate ratio. The stronger U.S. dollar against most of the currencies of the international countries in which we operate during fiscal 2017 affected our average pay rate. Average pay rates were about the same on a constant currency basis.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses (“S, G & A”). S, G & A increased $8.7 million, or 5.0%, to $183.5 million for the year ended May 27, 2017 from $174.8 million for the year ended May 28, 2016 and increased as a percentage of revenue to 31.4% in fiscal 2017 from 29.2% in fiscal 2016. Management and administrative head count was 732 and 772 at the end of fiscal 2017 and fiscal 2016, respectively. During the fourth quarter of fiscal 2017, the Company announced a restructuring program, reducing front and back office personnel by 49 and closing one U.S.-based location and one international location. The approximate cost of the program was $2.4 million, which is included in S, G & A for the fourth quarter of fiscal 2017. Fiscal 2017 S, G & A also includes severance of approximately $1.1 million and non-cash stock-based compensation expense of approximately $400,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. S, G & A in fiscal 2016 includes additional non-cash stock-based compensation expense of approximately $900,000 related to the accelerated vesting of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman. Absent these costs, S, G & A increased by $5.7 million in fiscal 2017 as compared to the same prior year period; the primary cause of this increase was investments in the Company’s managing consultant program to provide more specific skill sets to address evolving client needs and business development professionals in United States offices with high growth potential. In addition, the Company engaged external assistance on the transformation of its sales process and tools during the second half of fiscal of 2017, incurring consulting fees of approximately $1.3 million. These increased costs were partially offset as compared to the prior year by a decrease in marketing related costs and provision for uncollectable accounts. S, G & A in fiscal 2017 was favorably impacted by $1.1 million due to the strengthening of the U.S. dollar compared primarily to the Euro, Swedish Kronor and British Pound.

Sequential Operations. On a sequential quarter basis, fiscal 2017 fourth quarter revenue increased 3.3% to $148.6 million from $143.8 million, hours worked improved 1.4% and bill rates were up 1.7%. The Company’s sequential revenue increased in North America (2.5%), Europe (11.5%), and Asia Pacific (1.4%); using the comparable third quarter fiscal 2017 conversion rates, consolidated sequential revenue increased 3.0% and in North America (2.4%) and Europe (9.7%), but was down in Asia Pacific (-0.1%). Third quarter revenue was impacted by the Christmas, New Year’s and Chinese New Year’s holidays; there were no significant holidays in the fourth quarter.

The direct cost of services percentage improved from 63.7% in the third quarter to 61.0% in the fourth quarter. This improvement is primarily attributable to no compensated holidays in the United States during the fourth quarter compared to two in the third quarter, the declining impact of payroll taxes as the calendar year progresses and an improvement in the Company’s cost of its self-insured medical coverage of consultants.

S, G & A expenses increased $3.0 million from the quarter ended February 25, 2017 to the quarter ended May 27, 2017. During the fourth quarter of fiscal 2017, the Company initiated and completed a restructuring program, reducing front and back office personnel by 49 and closing one U.S. based location and one international location. The approximate cost of the program was $2.4 million, which is included in S, G & A for the fourth quarter of fiscal 2017. Absent these costs, S, G & A increased by $0.6 million in the fourth quarter of fiscal 2017 as compared to the same prior year period. The increase was primarily a result of the consulting spend related to the Company’s transformation of its sales process and tools during the fourth quarter of fiscal 2017, incurring fees of approximately $1.0 million, offset by the declining impact of payroll taxes as the calendar year progresses. The leverage of S, G & A expenses improved to 30.9% (32.6% including severance costs) in the fourth quarter of fiscal 2017 compared to 31.5% in the third quarter. This was attributable to the improved revenue in the fourth quarter, providing leverage on certain fixed expenses, such as rent, in the fourth quarter.

Depreciation and Amortization Expense. Depreciation expense was $3.5 million for both fiscal 2017 and 2016. Depreciation on newly acquired property and equipment during fiscal 2017 was offset by the completion of depreciation on certain assets during the year.

Amortization of intangible assets was $90,000 in fiscal 2016. All of the Company’s intangible assets (other than goodwill) were fully amortized as of the end of fiscal 2016.

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America in October 2016. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. On November 21, 2016, the Company completed its Dutch auction tender offer, purchasing approximately 6.5 million shares of the Company’s common stock for approximately $104.2 million, excluding transaction costs, funded partially by borrowing $58.0 million under the Facility and $46.2 million of cash on hand. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBOR rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company also pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25%, depending upon our leverage ratio.

Total interest expense for fiscal 2017, including commitment fees, was approximately $773,000. The Company incurred no interest expense during fiscal 2016. During the third quarter of fiscal 2017, the Company repaid $10.0 million on the Facility and had outstanding borrowings of $49.0 million as of May 27, 2017, including outstanding letters of credit of $1.0 million. As of May 27, 2017, the interest rate on the Company’s borrowings was 2.5% on one tranche of $24.0 million based on a 1-month LIBOR plus 1.5% and 2.65% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.5%.

The Company’s interest income was $144,000 during fiscal 2017 compared to $186,000 for fiscal 2016. Although rates improved generally during fiscal 2017 compared to fiscal 2016, interest income declined between the two periods as a result of the use of cash in the Dutch auction tender offer in November 2016, reducing amounts available for investment for the remainder of the fiscal year.

Income Taxes. The provision for income taxes decreased to $15.1 million (effective rate of approximately 45%) for the year ended May 27, 2017 from $23.5 million (effective rate of 44%) for the year ended May 28, 2016. The provision for taxes in both fiscal 2017 and fiscal 2016 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The decrease in the provision for income taxes is because of lower U.S. pretax income. The effective tax rate increased because of lower U.S. pretax income in fiscal 2017 partially offset by lower international pretax losses. The effective tax rate in both fiscal years disproportionately magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and incentive stock options (“ISOs”). Based upon current economic circumstances, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. Further, those tax benefits associated with ISO grants fully vested at the date of adoption of the current accounting rules governing stock awards will be recognized as additions to paid-in capital when and if those options are exercised and not as a reduction to the Company’s tax provision. The Company recognized a benefit of approximately $2.1 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during both fiscal 2017 and 2016. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Revenue. Revenue increased $7.9 million, or 1.3%, to $598.5 million for the year ended May 28, 2016 from $590.6 million for the year ended May 30, 2015. We deliver our services to clients, whether multi-national or locally -ased, in a similar fashion across the globe. In fiscal 2016, revenue increased in North America and Asia Pacific but declined in Europe as compared to fiscal 2015 as noted in the table below. Bill rates increased 0.8% on average in fiscal 2016 compared to fiscal 2015, while hours worked increased 1.4% over the same period. During fiscal 2016, revenue declined with certain clients in the energy services industries due to the on-going turmoil in the energy market, primarily in the U.S. The timing of stabilization with clients in this industry is uncertain.

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

Direct Cost of Services. Direct cost of services increased $4.2 million, or 1.2%, to $366.4 million for the year ended May 28, 2016 from $362.2 million for the year ended May 30, 2015. Comparing fiscal 2016 to fiscal 2015, direct cost of services increased primarily because of a 1.4% increase in hours worked, while the average consultant pay rate per hour was the same in both years. The direct cost of services percentage was 61.2% and 61.3% for the years ended May 28, 2016 and May 30, 2015, respectively. Comparing the two fiscal years, there were no significant differences in the components comprising the direct cost of services percentage. The stronger U.S. dollar against most of the currencies of the international countries in which we operate during fiscal 2016 affected our average pay rate. Using the comparable fiscal 2015 conversion rates, the average pay rate would have increased 1.7% in fiscal 2016 compared to fiscal 2015.

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

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 27, 2017. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 27, 2017	Feb. 25, 2017	Nov. 26, 2016	Aug. 27, 2016	May 28, 2016	Feb. 27, 2016	Nov. 28, 2015	Aug. 29, 2015
	(In thousands, except net income per common share)
Revenue	$148,620	$143,844	$147,558	$143,389	$152,515	$146,779	$150,887	$148,340
Direct cost of services, primarily payroll and related taxes for professional services employees	90,579	91,597	91,048	88,862	91,616	91,851	92,011	90,877

Gross margin	58,041	52,247	56,510	54,527	60,899	54,928	58,876	57,463
Selling, general and administrative expenses	48,425	45,376	46,056	43,614	44,360	43,318	43,171	43,957
Amortization of intangible assets	—	—	—	—	—	30	30	30
Depreciation expense	941	909	808	794	861	867	881	858

Income from operations	8,675	5,962	9,646	10,119	15,678	10,713	14,794	12,618
Interest expense	358	351	64	—	—	—	—	—
Interest income	(18)	(16)	(40)	(70)	(68)	(52)	(34)	(32)

Income before provision for income taxes	8,335	5,627	9,622	10,189	15,746	10,765	14,828	12,650
Provision for income taxes	3,898	2,743	3,930	4,551	7,069	4,808	6,152	5,517

Net income	$4,437	$2,884	$5,692	$5,638	$8,677	$5,957	$8,676	$7,133

Net income per common share (1):
Basic	$0.15	$0.10	$0.16	$0.16	$0.24	$0.16	$0.23	$0.19

Diluted	$0.15	$0.09	$0.16	$0.15	$0.23	$0.16	$0.23	$0.19

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and ability to access our Facility and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 27, 2017. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued improvement in global economic conditions. As of May 27, 2017, the Company had $62.3 million of cash and cash equivalents.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

As of May 27, 2017, the Company had borrowings of approximately $48.0 million under the Facility and directed Bank of America to issue approximately $1.0 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of May 27, 2017, the Company was in compliance with the financial covenants in the Facility.

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

Operating Activities, fiscal 2017 and 2016

Operating activities provided $28.3 million and $38.3 million in cash in fiscal 2017 and fiscal 2016, respectively. Cash provided by operations in fiscal 2017 resulted from net income of $18.7 million and net favorable non-cash reconciling adjustments of $14.5 million. Other balance sheet account changes in fiscal 2017, including working capital balances, were a net use of cash of $4.9 million; the primary driver of the use was the increase in the Company’s accounts receivable as of the end of the fiscal year and the unfavorable change in the balance of income taxes due. In fiscal 2016, cash provided by operations resulted from net income of $30.4 million and net favorable non-cash reconciling adjustments of $12.0 million. Other balance sheet account changes in fiscal 2016, including working capital balances, were a net use of cash of $4.2 million. Non-cash items in both years include depreciation and amortization (which decreased between the two periods by $0.1 million) and stock-based compensation expense which decreased between the two periods by $0.2 million. Stock-based compensation expense does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for share-based payments such as stock options, restricted stock and ESPP purchase rights. The change between the two years is also influenced by the acceleration of vesting related to options granted to a senior executive who left the Company in fiscal 2017 (approximately $0.4 million) and the acceleration of vesting in fiscal 2016 of options previously granted to Donald Murray in connection with his transition from Executive Chairman to Chairman (approximately $0.9 million).

Investing Activities, fiscal 2017 and 2016

Net cash provided by investing activities was $20.4 million for fiscal 2017 compared to net cash used of $2.4 million for fiscal 2016. During fiscal 2017, redemptions of short-term investments were $25.0 million as the Company accumulated cash from maturing investments in preparation for the tender offer; in the prior year period, purchases and redemptions of short-term investments were about the same. Purchases of property and equipment increased approximately $2.4 million between the two periods as the Company completed several office relocations.

Financing Activities, fiscal 2017 and 2016

Net cash used in financing activities totaled $76.9 million and $32.3 million for the years ended May 27, 2017 and May 28, 2016, respectively. Net cash used in financing activities for fiscal 2017 included $104.2 million, excluding transaction costs, used to purchase shares of our common stock in the modified Dutch auction tender offer, with $58.0 million of this amount borrowed under the Facility and the remainder funded from the Company’s existing cash balances. Subsequent to the Dutch auction tender offer, the Company repaid $10.0 million borrowed under the Facility. The Company also used $13.5 million to purchase approximately 843,000 shares of common stock on the open market during fiscal 2017. This compares to $28.1 million used in fiscal 2016 to purchase approximately 1.8 million shares of its common stock on the open market. Payments for the Company’s dividend program increased slightly from $14.1 million in fiscal 2016 to $14.2 million in fiscal 2017. The increase in quarterly dividend from $0.10 per common share in fiscal 2016 to $0.11 per common share in fiscal 2017 was offset by the reduced number of shares eligible for dividend after the Company’s Dutch auction tender offer in November 2016. Finally, the Company received approximately $8.4 million in fiscal 2017 from the exercise of employee stock options and issuance of shares via the Company’ ESPP, compared to $9.8 million in the prior fiscal year.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in office premises and capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to increase our use of our Facility. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Operating Activities, fiscal 2016 and 2015

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

Investing Activities, fiscal 2016 and 2015

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

Financing Activities, fiscal 2016 and 2015

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

Contractual Obligations

At May 27, 2017, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for property and equipment, expiring at various dates through March 2027. At May 27, 2017, the Company had no capital leases (although, as described in “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements, we will recognize as liabilities in our Balance Sheet the obligation for outstanding operating leases primarily related to office facilities commencing in fiscal 2020). The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 27, 2017:

	Payments Due by Period
	Total	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	Thereafter
	(Amounts in thousands)
Operating lease obligations	$45,009	$10,537	$16,297	$11,182	$6,993

Purchase obligations	$1,129	$440	$575	$114	$—

Long-term debt	$48,000	$—	$—	$48,000	$—

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 27, 2017.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 27, 2017, May 28, 2016 or May 30, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate.

At the end of fiscal 2017, we had approximately $62.3 million of cash and cash equivalents and $48.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrow as of May 27, 2017 of $48.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the year ended May 27, 2017, approximately 19.5% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 58% of our fiscal year-end balances of cash and cash equivalents were denominated in U.S. dollars. The remaining amount of approximately 42% was comprised primarily of cash balances translated from Japanese Yen, Euros, Canadian Dollars and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Resources Connection, Inc.

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and subsidiaries as of May 27, 2017 and May 28, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resources Connection, Inc. and subsidiaries as of May 27, 2017 and May 28, 2016, and the results of their operations and their cash flows for each of the three years in the period ended May 27, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resources Connection, Inc.‘s and subsidiaries’ internal control over financial reporting as of May 27, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 24, 2017 expressed an unqualified opinion on the effectiveness of Resources Connection, Inc.’s and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

Irvine, California

July 24, 2017

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 27, 2017	May 28, 2016
	(Amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$62,329	$91,089
Short-term investments	—	24,957
Trade accounts receivable, net of allowance for doubtful accounts of $2,517 and $2,994 as of May 27, 2017 and May 28, 2016, respectively	98,222	97,807
Prepaid expenses and other current assets	4,395	4,735
Income taxes receivable	1,899	—

Total current assets	166,845	218,588
Goodwill	171,088	171,183
Property and equipment, net	23,354	21,274
Deferred income taxes	973	4,237
Other assets	1,868	1,973

Total assets	$364,128	$417,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,102	$13,606
Accrued salaries and related obligations	49,241	50,155
Other liabilities	8,428	7,123

Total current liabilities	71,771	70,884
Long-term debt	48,000	—
Deferred income taxes	1,280	—
Other long-term liabilities	4,935	3,722

Total liabilities	125,986	74,606

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 58,992 and 58,237 shares issued, and 29,662 and 36,229 shares outstanding as of May 27, 2017 and May 28, 2016, respectively	590	582
Additional paid-in capital	398,828	388,763
Accumulated other comprehensive loss	(11,396)	(10,794)
Retained earnings	332,024	327,954
Treasury stock at cost, 29,330 and 22,008 shares as of May 27, 2017 and May 28, 2016, respectively	(481,904)	(363,856)

Total stockholders’ equity	238,142	342,649

Total liabilities and stockholders’ equity	$364,128	$417,255

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
	(Amounts in thousands, except per
	share amounts)
Revenue	$583,411	$598,521	$590,589
Direct cost of services, primarily payroll and related taxes for professional services employees	362,086	366,355	362,227

Gross margin	221,325	232,166	228,362
Selling, general and administrative expenses	183,471	174,806	173,797
Amortization of intangible assets	—	90	918
Depreciation expense	3,452	3,467	3,389

Income from operations	34,402	53,803	50,258
Interest expense	773	—
Interest income	(144)	(186)	(148)

Income before provision for income taxes	33,773	53,989	50,406
Provision for income taxes	15,122	23,546	22,898

Net income	$18,651	$30,443	$27,508

Net income per common share:
Basic	$0.57	$0.82	$0.73

Diluted	$0.56	$0.81	$0.72

Weighted average common shares outstanding:
Basic	32,851	37,037	37,825

Diluted	33,471	37,608	38,248

Cash dividends declared per common share	$0.44	$0.40	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$18,651	$30,443	$27,508
Foreign currency translation adjustment, net of tax	(602)	123	(8,344)

Total comprehensive income	$18,049	$30,566	$19,164

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount		Shares	Amount
	(Amounts in thousands)
Balances as of May 31, 2014	56,738	567	360,445	18,580	(311,508)	(2,573)	298,830	$345,761
Exercise of stock options	408	4	5,299					5,303
Stock-based compensation expense			5,989					5,989
Tax shortfall from stock-based compensation arrangements			(1,216)					(1,216)
Issuance of common stock under Employee Stock Purchase Plan	337	4	3,768					3,772
Issuance of restricted stock	6							—
Issuance of restricted stock out of treasury stock to board of director members				(44)	1,026		(1,026)	—
Forfeitures of restricted stock	(1)							—
Purchase of shares				1,679	(26,277)			(26,277)
Cash dividends declared ($0.32 per share)							(12,044)	(12,044)
Currency translation adjustment						(8,344)		(8,344)
Net income for the year ended May 30, 2015							27,508	27,508

Balances as of May 30, 2015	57,488	575	374,285	20,215	(336,759)	(10,917)	313,268	340,452
Exercise of stock options	418	4	5,304					5,308
Stock-based compensation expense			6,280					6,280
Tax shortfall from stock-based compensation arrangements			(1,565)					(1,565)
Issuance of common stock under Employee Stock Purchase Plan	325	3	4,459					4,462
Issuance of restricted stock	6							—
Issuance of restricted stock out of treasury stock to board of director members				(44)	1,031		(1,031)	—
Purchase of shares				1,837	(28,128)			(28,128)
Cash dividends declared ($0.40 per share)							(14,726)	(14,726)
Currency translation adjustment						123		123
Net income for the year ended May 28, 2016							30,443	30,443

Balances as of May 28, 2016	58,237	582	388,763	22,008	(363,856)	(10,794)	327,954	342,649
Exercise of stock options	305	3	3,853					3,856
Stock-based compensation expense			6,068					6,068
Tax shortfall from stock-based compensation arrangements			(4,344)					(4,344)
Issuance of common stock under Employee Stock Purchase Plan	359	4	4,489					4,493
Issuance of restricted stock	92	1	(1)					—
Issuance of restricted stock out of treasury stock to board of director members				(36)	838		(838)	—
Forfeitures of restricted stock	(1)							—
Purchase of shares				7,358	(118,886)			(118,886)
Cash dividends declared ($0.44 per share)							(13,743)	(13,743)
Currency translation adjustment						(602)		(602)
Net income for the year ended May 27, 2017							18,651	18,651

Balances as of May 27, 2017	58,992	$590	$398,828	29,330	$(481,904)	$(11,396)	$332,024	$238,142

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$18,651	$30,443	$27,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,452	3,557	4,307
Stock-based compensation expense	6,068	6,280	5,989
Excess tax benefits from stock-based compensation	(8)	(185)	(86)
Loss on disposal of assets	19	—	15
Bad debt expense	458	1,118	212
Deferred income taxes	4,538	1,243	692
Changes in operating assets and liabilities:
Trade accounts receivable	(1,494)	(2,702)	(10,052)
Prepaid expenses and other current assets	374	(651)	547
Income taxes	(6,232)	(949)	(2,187)
Other assets	253	15	254
Accounts payable and accrued expenses	681	176	304
Accrued salaries and related obligations	(434)	1,574	4,090
Other liabilities	1,939	(1,657)	158

Net cash provided by operating activities	28,265	38,262	31,751

Cash flows from investing activities:
Redemption of short-term investments	24,957	45,000	49,000
Purchase of short-term investments	—	(44,969)	(40,002)
Proceeds from sale of property and equipment	233	—	—
Purchase of property and equipment	(4,781)	(2,381)	(2,364)

Net cash provided by (used in) investing activities	20,409	(2,350)	6,634

Cash flows from financing activities:
Proceeds from exercise of stock options	3,856	5,308	5,303
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,493	4,462	3,772
Purchase of common stock	(118,886)	(28,128)	(26,277)
Proceeds from Revolving Credit Facility	58,000	—	—
Repayment on Revolving Credit Facility	(10,000)	—	—
Debt issuance costs	(190)	—	—
Cash dividends paid	(14,157)	(14,085)	(11,748)
Excess tax benefits from stock-based compensation	8	185	86

Net cash used in financing activities	(76,876)	(32,258)	(28,864)

Effect of exchange rate changes on cash	(558)	185	(2,562)

Net (decrease) increase in cash	(28,760)	3,839	6,959
Cash and cash equivalents at beginning of period	91,089	87,250	80,291

Cash and cash equivalents at end of period	$62,329	$91,089	$87,250

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational professional services firm; its operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). The Company provides agile consulting services to its global client base utilizing experienced professionals in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2017, 2016 and 2015 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks, (which next occurs for fiscal 2020), the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

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

Revenue Recognition

Revenues are recognized and billed when the Company’s professionals deliver services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client. Conversion fees were 0.5% of revenue for each of the years ended May 27, 2017, May 28, 2016 and May 30, 2015. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $10.1 million, $10.6 million and $10.6 million for the years ended May 27, 2017, May 28, 2016 and May 30, 2015, respectively.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the calculation of net income per share for the years ended May 27, 2017, May 28, 2016 and May 30, 2015 (in thousands, except per share amounts):

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Net income	$18,651	$30,443	$27,508

Basic:
Weighted average shares	32,851	37,037	37,825

Diluted:
Weighted average shares	32,851	37,037	37,825
Potentially dilutive shares	620	571	423

Total dilutive shares	33,471	37,608	38,248

Net income per common share:
Basic	$0.57	$0.82	$0.73
Dilutive	$0.56	$0.81	$0.72
Anti-dilutive shares not included above	4,582	4,745	5,746

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Short-Term Investments

The Company’s short-term investments were $25.0 million as of May 28, 2016 with original contractual maturities of between three months and one year. The Company had no short-term investments as of May 27, 2017. The Company had no investments with a maturity in excess of one year as of the end of either fiscal year 2017 or 2016. The Company carries debt securities that it has the ability and positive intent to hold to maturity at amortized cost.

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

Level 3 — Unobservable inputs.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments in commercial paper and U.S. Government Agency securities are measured using quoted prices in markets that are not active (Level 2). There were no unrealized holding gains or losses as of May 27, 2017 and May 28, 2016. Short-term investments consist of the following (in thousands):

	As of May 27, 2017		As of May 28, 2016
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$—	$—	$19,959	$19,959
U.S. Government Agency securities	—	—	4,998	4,998

	$—	$—	$24,957	$24,957

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	(Write-offs)/ Recoveries	Ending Balance
Years Ended:
May 30, 2015	$3,139	$212	$(78)	$18	$3,291
May 28, 2016	$3,291	$1,118	$(16)	$(1,399)	$2,994
May 27, 2017	$2,994	$458	$(20)	$(915)	$2,517

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

Goodwill

Goodwill is not subject to amortization but is tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 27, 2017

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 27, 2017. The Company has no other intangible assets.

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

See Note 10 — Stock Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15.This ASU provides guidance regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this guidance as of the beginning of fiscal 2017.

Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU 2014-12. This ASU provides guidance requiring that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The Company adopted this guidance as of the beginning of fiscal 2017. The Company does not currently have any performance based awards and thus the adoption has not had a material impact on its consolidated financial statements.

Accounting Pronouncements Pending Adoption

Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The new standard is effective for financial statements for annual periods beginning after December 15, 2017 (for the company, fiscal 2019). Early adoption is permitted. The guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, which provides guidance regarding the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment for that difference must be recorded in the income statement, rather than proceeding to Step 2. The new standard is effective for financial statements for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021). Early adoption is permitted for interim or annual goodwill impairments tests performed on testing dates after January 1, 2017. Based on the Company’s most recent annual goodwill impairment test completed in fiscal 2017, the Company expects no initial impact on adoption.

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15, which provides guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Examples include cash payments for debt prepayment or debt extinguishment; contingent consideration payments made after a business combination; and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2017 (for the Company, fiscal 2019). Early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2016 (for the Company, fiscal 2018). The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements but anticipates three potential impacts: a) added volatility to the Company’s effective tax rate from the change in accounting for income taxes; b) changes to its classification of excess tax benefits on the Consolidated Statement of Cash Flows; and c) change in the accounting for forfeitures, as the guidance allows the

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to account for forfeitures as they occur, rather than estimating the expected forfeitures over the course of the vesting period. The Company will continue to evaluate the impact of adoption of this guidance and its preliminary assessments are subject to change.

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

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that core principle and requires additional disclosures. In August 2015, the FASB issued ASU 2015-14, which delays the required implementation date for the Company until fiscal 2019, with early adoption permitted for fiscal 2018. The Company has elected to adopt the guidance beginning in fiscal 2019. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, in March 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain areas and adds some practical expedients. The effective date for this ASU is the same as the effective date for ASU 2014-09. We intend to implement the standard using the modified retrospective approach, which recognizes the cumulative effect (if any) of application recognized on that date. The Company is currently evaluating the impact of adoption of this guidance, including required disclosures, and based upon our current analysis, does not expect a significant impact on processes, systems or controls. The Company will continue to evaluate the impact of adoption of this guidance and its preliminary assessments are subject to change.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 27, 2017	As of May 28, 2016
Building and land	$14,198	$14,172
Computers, equipment and software	17,811	16,568
Leasehold improvements	19,403	21,170
Furniture	9,653	10,306

	61,065	62,216
Less accumulated depreciation and amortization	(37,711)	(40,942)

	$23,354	$21,274

4. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of May 27, 2017			As of May 28, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade name and trademark (5 years)	$—	$—	$—	$1,341	$(1,341)	$—

The following table summarizes amortization expense for the years ended May 27, 2017, May 28, 2016 and May 30, 2015 (in thousands):

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Amortization expense	$—	$90	$918

As of May 27, 2017, all of the Company’s intangible assets subject to amortization have been fully amortized.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 27, 2017	May 28, 2016
Goodwill, beginning of year	$171,183	$170,878
Impact of foreign currency exchange rate changes	(95)	305

Goodwill, end of period	$171,088	$171,183

5. Long-Term Debt

In October 2016, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility, which includes a $5 million sublimit for the issuance of standby letters of credit (“Revolving Loan”), and (ii) a $30 million reducing revolving loan facility, any amounts of which may not be

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reborrowed after being repaid (“Reducing Revolving Loan”). The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. Our obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

In November 2016, the Company borrowed $58.0 million under the Facility to fund a portion of the purchase price of its modified Dutch auction tender offer. See Note 9 — Stockholders’ Equity, for additional information about the tender offer. During the third quarter of fiscal 2017, the Company reduced the amount borrowed by $10.0 million. As of May 27, 2017, the outstanding balance on the Facility is $49.0 million, including $1.0 million of outstanding letters of credit issued under the Facility. There is $41.0 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan. As of May 27, 2017, the interest rate on the Company’s borrowings was 2.5% on one tranche of $24.0 million based on a 1-month LIBOR plus 1.5% and 2.65% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.5%.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Facility requires us to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of May 27, 2017.

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

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes

The following table represents the current and deferred income tax provision for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Current
Federal	$10,901	$18,320	$18,046
State	2,551	4,168	4,028
Foreign	1,472	1,398	1,101

	14,924	23,886	23,175

Deferred
Federal	259	(178)	(502)
State	62	(27)	(120)
Foreign	(123)	(135)	345

	198	(340)	(277)

	$15,122	$23,546	$22,898

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Domestic	$32,390	$53,417	$51,997
Foreign	1,383	572	(1,591)

	$33,773	$53,989	$50,406

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0	4.9	5.0
Non-U.S. rate adjustments	0.1	0.4	1.1
Stock-based compensation	0.7	0.6	0.5
Valuation allowance	1.2	1.3	2.8
Permanent items, primarily meals and entertainment	2.2	1.5	1.3
Other, net	0.6	(0.1)	(0.3)

Effective tax rate	44.8%	43.6%	45.4%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset consist of the following (in thousands):

	As of May 27, 2017	As of May 28, 2016
Deferred tax assets:
Allowance for doubtful accounts	$1,595	$1,685
Accrued compensation	4,235	4,337
Accrued expenses	3,755	3,163
Stock options and restricted stock	11,779	15,132
Foreign tax credit	397	557
Net operating losses	15,855	15,283
Property and equipment	1,222	1,550
State taxes	232	368

Gross deferred tax asset	39,070	42,075
Valuation allowance	(15,971)	(15,714)

Gross deferred tax asset, net of valuation allowance	23,099	26,361

Deferred tax liabilities:
Goodwill and intangibles	(23,406)	(22,124)

Net deferred tax asset	$(307)	$4,237

The Company had a net income tax receivable of $1.4 million and a net income tax payable of $0.4 million as of May 27, 2017 and May 28, 2016, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options, restricted stock awards and shares issued under the Company’s ESPP reduced income taxes payable by $1.1 million for both of the years ended May 27, 2017 and May 28, 2016, respectively.

The Company has foreign net operating loss carryforwards of $63.5 million and foreign tax credit carryforwards of $0.4 million. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
(in thousands)
Fiscal Years Ending:
2018	$300
2019	550
2020	1,600
2021	4,600
2022	350
2023-2027	3,500
Unlimited	52,600

$63,500

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in our valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 30, 2015	$16,719	$1,189	$(2,852)	$15,056
May 28, 2016	$15,056	$691	$(33)	$15,714
May 27, 2017	$15,714	$438	$(181)	$15,971

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $18.4 million from the Company’s foreign subsidiaries as of May 27, 2017 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as the federal taxes would be offset with foreign tax credits.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

For the Years Ended
	May 27, 2017	May 28, 2016
Unrecognized tax benefits, beginning of year	$42	$42
Gross increases-tax positions in prior period	—	—
Gross decreases-tax positions in prior period	—	—
Gross increases-current period tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits, end of year	$42	$42

The Company’s total liability for unrecognized gross tax benefits was $42,000 as of both May 27, 2017 and May 28, 2016, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits include long-term liabilities of $42,000 as of both May 27, 2017 and May 28, 2016; none of the unrecognized tax benefits are short-term liabilities due to the closing of the statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statute of limitations remaining open for fiscal 2014 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2013 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2012 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. While the amount accrued during the current fiscal year is immaterial, the Company has provided $1,000 of accrued interest and penalties as a component of the liability for unrecognized tax benefits.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	As of May 27, 2017	As of May 28, 2016
Accrued salaries and related obligations	$18,741	$18,166
Accrued bonuses	15,600	17,092
Accrued vacation	14,900	14,897

	$49,241	$50,155

8. Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances, short-term investments in commercial paper and U.S. government agency securities with high credit quality financial institutions. At times, such balances are in excess of federally insured limits.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 10% of revenue for the years ended May 27, 2017, May 28, 2016 and May 30, 2015.

9. Stockholders’ Equity

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 27, 2017 and May 28, 2016, there were 29,662,000 and 36,229,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 27, 2017 and May 28, 2016.

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

Stock Repurchase Program

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 program”) and set an aggregate dollar limit not to exceed

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150 million. Use of the funds authorized under the July 2015 program commenced in February 2016 upon the exhaustion of the previous stock repurchase program of $150 million approved by the Company’s board of directors in April 2011. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the years ended May 27, 2017 and May 28, 2016, the Company purchased on the open market approximately 0.8 million and 1.8 million shares of its common stock, respectively, at an average price of $15.99 and $15.32 per share, respectively, for approximately $13.5 million and $28.1 million, respectively. As of May 27, 2017, approximately $125.1 million remains available for future repurchases of our common stock under the July 2015 program.

Quarterly Dividend

The Company’s board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. On April 20, 2017, the board of directors declared a regular quarterly dividend of $0.11 per share of our common stock. The dividend, payable on June 15, 2017, was accrued in the Consolidated Balance Sheet as of May 27, 2017 for approximately $3.2 million. Continuation of the quarterly dividend will be at the discretion of the board of directors and will depend upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current credit agreements and other agreements, and other factors deemed relevant by the board of directors.

10. Stock-Based Compensation Plans

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Prior Stock Plans and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock units and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of May 27, 2017, 2,767,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the 2014 Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the 2014 Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the 2014 Plan and the Prior Stock Plans generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 127,720 and 50,354 shares of restricted stock during the fiscal years ended May 27, 2017 and May 28, 2016, respectively.

A summary of the share-based award activity under the 2014 Plan and the Prior Stock Plans follows (amounts in thousands, except weighted average exercise price):

	Share-Based Awards Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at May 28, 2016	3,206	7,347	$16.08	5.41	$10,109
Granted, at fair market value	(1,212)	1,212	14.52
Restricted stock (1)	(319)	—	—
Exercised	—	(305)	12.59
Forfeited (2)	267	(265)	14.18
Expired	825	(825)	29.77

Options outstanding at May 27, 2017	2,767	7,164	$15.08	5.56	$1,696

Exercisable at May 27, 2017		4,608	$15.59	4.04	$1,173

Vested and expected to vest at May 27, 2017 (3)		6,962	$15.09	5.46	$1,696

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2014 Plan.
(2)	Amounts represent both stock options and restricted share awards forfeited.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.65 as of May 26, 2017 (the last actual trading day of fiscal 2017), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 27, 2017, May 28, 2016 and May 30, 2015 was $1.1 million, $1.8 million and $1.2 million, respectively. The total estimated fair value of stock options that vested during the years ended May 27, 2017, May 28, 2016 and May 30, 2015 was $3.6 million, $4.0 million and $3.8 million, respectively.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, ESPP stock purchase rights and restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Income before income taxes	$(6,068)	$(6,280)	$(5,989)

Net income	$(3,962)	$(4,159)	$(3,823)

Net income per share:
Basic	$(0.12)	$(0.11)	$(0.10)

Diluted	$(0.12)	$(0.11)	$(0.10)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 27, 2017, May 28, 2016 and May 30, 2015 was $3.61, $4.54 and $3.93, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Expected volatility	34.6% - 38.4%	35% - 40.5%	36.2% - 42.1%
Risk-free interest rate	1.3% - 1.6%	1.7% - 2.0%	1.7% - 2.2%
Expected dividends	3.0%	2.2%	1.9% - 2.1%
Expected life	5.6 - 8.1 years	5.6 - 7.7 years	5.5 - 7.5 years

As of May 27, 2017, there was $7.0 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 31 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 27, 2017, May 28, 2016 and May 30, 2015 was $6.1 million, $6.3 million and $6.0 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. Also included in the stock-based compensation expense for the year ended May 28, 2016 was approximately $900,000 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman.

Stock-based compensation expense in the tables above includes compensation for restricted shares of $802,000, $598,000 and $515,000 for the years ended May 27, 2017, May 28, 2016 and May 30, 2015, respectively. The Company granted 127,720, 50,354 and 49,840 shares of restricted stock for the years ended May 27, 2017, May 28, 2016 and May 30, 2015, respectively. There were 43,261 and 41,796 restricted shares that vested in fiscal 2017 and 2016, respectively. There were 189,015, 105,925 and 97,938 unvested restricted shares as of May 27, 2017, May 28, 2016 and May 30, 2015, respectively. At May 27, 2017, there was approximately $2.7 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted-average period of 32 months.

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

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. After approval of the amendment, a total of 5.9 million shares of common stock may be issued under the ESPP. The Company issued 359,000, 325,000 and 337,000 shares of common stock pursuant to the ESPP for the years ended May 27, 2017, May 28, 2016 and May 30, 2015, respectively. There are 918,000 shares of common stock available for issuance under the ESPP as of May 27, 2017.

11. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, at its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 27, 2017, May 28, 2016 and May 30, 2015, the Company contributed approximately $5.1 million, $5.0 million and $4.8 million, respectively, to the plan as Company matching contributions.

12. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Income taxes paid	$16,756	$23,135	$24,326

Interest paid	$628	$—	$—

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$1,026	$405	$144

Dividends declared, not paid	$3,253	$3,623	$2,982

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 27, 2017, the Company had operating leases, expiring at various dates through March 2027, primarily for office premises, and purchase obligations, primarily for property and equipment. At May 27, 2017, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

Years Ending:	Operating Leases	Purchase Obligations
May 26, 2018	$10,537	$440
May 25, 2019	9,460	340
May 30, 2020	6,837	235
May 29, 2021	6,085	105
May 28, 2022	5,097	9
Thereafter	6,993	—

Total	$45,009	$1,129

Rent expense for the years ended May 27, 2017, May 28, 2016 and May 30, 2015 totaled $12.9 million, $13.1 million and $13.1 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company leases approximately 18,200 square feet of the approximately 56,200 square foot Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through fiscal 2025. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $245,000, $201,000, $207,000, $213,000 and $219,000 in fiscal 2018 through 2022, respectively and $536,000 thereafter.

Employment Agreements

The Company’s employment agreement with its president and chief executive officer, Kate W. Duchene, has an initial term of three years ending on December 19, 2019 and renews for one-year periods commencing thereafter unless the Company or Ms. Duchene provides the other party written notice within 60 days of the then-current expiration date that the agreement will not be extended. The employment agreement provides Ms. Duchene with a specified severance amount depending on whether her separation from the Company is with or without good cause as defined in the agreement. The Company also has employment agreements with certain key members of management; these agreements automatically renew for additional one year periods unless the Company or the named executive provides the other party written notice no later than 60 days prior to the then-current expiration date that the agreement will not be extended. These agreements provide those employees with a specified severance amount depending on whether the employee is terminated with or without good cause as defined in the applicable agreement.

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

	Revenue for the For the Years Ended			Long-Lived Assets (1) as of
	May 27, 2017	May 28, 2016	May 30, 2015	May 27, 2017	May 28, 2016
United States	$469,846	$489,035	$479,972	$173,781	$172,155
The Netherlands	16,569	15,859	15,777	18,036	17,728
Other	96,996	93,627	94,840	2,625	2,574

Total	$583,411	$598,521	$590,589	$194,442	$192,457

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 27, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 27, 2017.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 27, 2017.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 27, 2017, as stated in their report which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 27, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Resources Connection, Inc.

We have audited Resources Connection, Inc.‘s and subsidiaries’ internal control over financial reporting as of May 27, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Resources Connection, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Resources Connection, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 27, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Resources Connection, Inc. and subsidiaries as of and for the year ended May 27, 2017 and our report dated July 24, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Irvine, California

July 24, 2017

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

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2017, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2017,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION — FISCAL 2017,” in each case, in the Company’s proxy statement related to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2017, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2017, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 27, 2017:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,163,975	(1)	$15.08	(2)	3,685,437	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,163,975		$15.08		3,685,437

(1)	This amount includes 7,163,975 shares of our common stock subject to stock options outstanding under our 2014 Performance Incentive Plan but does not include 189,015 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan.
(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards issued under our 2014 Performance Incentive Plan.
(3)	Consists of 918,841 shares available for issuance under the Company’s ESPP and 2,766,596 shares available for issuance under the Company’s 2014 Performance Incentive Plan. Shares available under the 2014 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2017, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2018” in the proxy statement related to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2017, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 27, 2017 and May 28, 2016

Consolidated Statements of Operations for each of the three years in the period ended May 27, 2017

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 27, 2017

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 27, 2017

Consolidated Statements of Cash Flows for each of the three years in the period ended May 27 2017

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Notes 2 and 6 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/ S / HERBERT M. MUELLER
Herbert M. Mueller
Chief Financial Officer

Date: July 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / KATE W. DUCHENE Kate Duchene	President and Chief Executive Officer (Principal Executive Officer)	July 24, 2017

/ S / HERBERT M. MUELLER Herbert M. Mueller	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	July 24, 2017

/ S / JOHN D. BOWER John D. Bower	Chief Accounting Officer (Principal Accounting Officer)	July 24, 2017

/ S / ANTHONY CHERBAK Anthony Cherbak	Director and Executive Advisor	July 24, 2017

/ S / SUSAN J. CRAWFORD Susan J. Crawford	Director	July 24, 2017

/ S / NEIL DIMICK Neil Dimick	Director	July 24, 2017

/ S / ROBERT KISTINGER Robert Kistinger	Director	July 24, 2017

/ S / DONALD B. MURRAY Donald B. Murray	Executive Chairman and Director	July 24, 2017

/ S / A. ROBERT PISANO A. Robert Pisano	Director	July 24, 2017

/ S / ANNE SHIH Anne Shih	Director	July 24, 2017

/ S / JOLENE SYKES SARKIS Jolene Sykes Sarkis	Director	July 24, 2017

/ S / MICHAEL H. WARGOTZ Michael H. Wargotz	Director	July 24, 2017

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of August 31, 2015).

4.1	Stockholders Agreement, dated December 11, 2000, between Resources Connection, Inc. and certain stockholders of Resources Connection, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011).

10.2	Consulting Agreement, effective August 29, 2016, between Nathan Franke and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

10.3	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.4+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.6+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.7+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filing of October 28, 2014).

10.8+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 15, 2014).

10.9+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.10+	Employment Agreement, dated October 20, 2016, by and between the Company and Anthony Cherbak (incorporated by reference to Exhibit 10.1 to the Registrant’ Form 8-K filed with the SEC on October 24, 2016).

10.11+	Employment Agreement, effective August 29, 2016, between Herb Mueller and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

10.12+	Employment Letter, effective August 29, 2016, between John Bower and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

Exhibit Number	Description of Document

10.13+	Separation and General Release Agreement, effective November 16, 2016, between Tracy Stephens and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on November 21, 2016).

10.14+	Employment Agreement, effective December 19, 2016, between Kate W. Duchene and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2016).

10.15	Credit Agreement, dated as of October 17, 2016, by and among, Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

10.16	Security and Pledge Agreement, dated as of October 17, 2016, by and among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

10.17	Amendment No. 1 to Credit Agreement, dated November 27, 2016, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016).

10.18	Amendment No. 2 to Credit Agreement, dated February 21, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2017).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.