Form 10-Q
period 2017-08-26
RESOURCES CONNECTION INC
filed 2017-10-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 25, 2017, there were approximately 30,128,020 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 26, 2017	May 27, 2017
ASSETS
Current assets:
Cash and cash equivalents	$49,607	$62,329
Trade accounts receivable, net of allowance for doubtful accounts of
$2,762 and $2,517 as of August 26, 2017 and May 27, 2017, respectively	98,984	98,222
Prepaid expenses and other current assets	5,520	4,395
Income taxes receivable	—	1,899

Total current assets	154,111	166,845
Goodwill	172,342	171,088
Property and equipment, net	22,856	23,354
Deferred income taxes	920	973
Other assets	1,846	1,868

Total assets	$352,075	$364,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,501	$14,102
Accrued salaries and related obligations	31,029	49,241
Other liabilities	9,043	8,428

Total current liabilities	54,573	71,771
Long-term debt	48,000	48,000
Deferred income taxes	991	1,280
Other long-term liabilities	4,719	4,935

Total liabilities	108,283	125,986

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 59,230 and 58,992 shares issued, and 29,900 and 29,662 shares outstanding as of August 26, 2017 and May 27, 2017, respectively	592	590
Additional paid-in capital	403,227	398,828
Accumulated other comprehensive loss	(8,681)	(11,396)
Retained earnings	330,558	332,024
Treasury stock at cost, 29,330 shares as of both August 26, 2017 and May 27, 2017	(481,904)	(481,904)

Total stockholders’ equity	243,792	238,142

Total liabilities and stockholders’ equity	$352,075	$364,128

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 26, 2017	August 27, 2016
Revenue	$141,186	$143,389
Direct cost of services, primarily payroll and related taxes for professional services employees	87,488	88,862

Gross margin	53,698	54,527
Selling, general and administrative expenses	47,415	43,614
Depreciation expense	940	794

Income from operations	5,343	10,119
Interest expense	337	—
Interest income	(28)	(70)

Income before provision for income taxes	5,034	10,189
Provision for income taxes	2,922	4,551

Net income	$2,112	$5,638

Net income per common share:
Basic	$0.07	$0.16

Diluted	$0.07	$0.15

Weighted average common shares outstanding:
Basic	29,809	36,269

Diluted	30,059	36,817

Cash dividends declared per common share	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 26, 2017	August 27, 2016
COMPREHENSIVE INCOME:
Net income	$2,112	$5,638
Foreign currency translation adjustment, net of tax	2,715	643

Total comprehensive income	$4,827	$6,281

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances as of May 27, 2017	58,992	$590	$398,828	29,330	$(481,904)	$(11,396)	$332,024	$238,142
Exercise of stock options	44	—	530					530
Stock-based compensation expense			1,612					1,612
Issuance of common stock under Employee Stock Purchase Plan	194	2	2,257					2,259
Cash dividends declared ($0.12 per share)							(3,578)	(3,578)
Currency translation adjustment						2,715		2,715
Net income for the three months ended August 26, 2017							2,112	2,112

Balances as of August 26, 2017	59,230	$592	$403,227	29,330	$(481,904)	$(8,681)	$330,558	$243,792

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 26, 2017	August 27, 2016
Cash flows from operating activities:
Net income	$2,112	$5,638
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	940	794
Stock-based compensation expense	1,612	1,295
(Gain) loss on disposal of assets	(3)	1
Bad debt expense	303	—
Deferred income taxes	(205)	(37)
Changes in operating assets and liabilities:
Trade accounts receivable	(30)	1,511
Prepaid expenses and other current assets	(1,101)	53
Income taxes	1,582	1,219
Other assets	45	120
Accounts payable and accrued expenses	36	(124)
Accrued salaries and related obligations	(18,761)	(18,244)
Other liabilities	341	719

Net cash used in operating activities	(13,129)	(7,055)

Cash flows from investing activities:
Redemption of short-term investments	—	14,973
Proceeds from sale of property and equipment	1	—
Purchase of property and equipment	(383)	(1,075)

Net cash (used in) provided by investing activities	(382)	13,898

Cash flows from financing activities:
Proceeds from exercise of stock options	530	1,498
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,259	2,184
Purchase of common stock	—	(5,654)
Cash dividends paid	(3,254)	(3,623)

Net cash used in financing activities	(465)	(5,595)

Effect of exchange rate changes on cash	1,254	600

Net (decrease) increase in cash	(12,722)	1,848
Cash and cash equivalents at beginning of period	62,329	91,089

Cash and cash equivalents at end of period	$49,607	$92,937

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 26, 2017 and August 27, 2016

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2018 and 2017 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 26, 2017 and August 27, 2016 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2017 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 27, 2017, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

Cash, Cash Equivalents and Short-Term Investments

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts, if any, reflected in the consolidated balance sheets for cash, cash equivalents and short-term investments approximate their fair values due to the short maturities of these instruments.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.6 million and $2.4 million for the three months ended August 26, 2017 and August 27, 2016, respectively.

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

Net Income Per Share Information

The Company presents both basic and diluted earnings per common share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options and the amount of compensation cost for future services that the Company has not yet recognized. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price per common share over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended
	August 26, 2017	August 27, 2016
Net income	$2,112	$5,638

Basic:
Weighted average shares	29,809	36,269

Diluted:
Weighted average shares	29,809	36,269
Potentially dilutive shares	250	548

Total dilutive shares	30,059	36,817

Net income per common share:
Basic	$0.07	$0.16
Dilutive	$0.07	$0.15
Anti-dilutive shares not included above	5,182	4,581

Stock-Based Compensation

The Company recognizes compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock grants and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock option awards vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2014 Performance Incentive Plan (the “2014 Plan”). The Company determines the estimated value of stock option awards using the Black-Scholes valuation model. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options and restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

3. Goodwill

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Three Months Ended
	August 26, 2017	August 27, 2016
Goodwill, beginning of year	$171,088	$171,183
Impact of foreign currency exchange rate changes	1,254	76

Goodwill, end of period	$172,342	$171,259

4. Income Taxes

The Company’s provision for income taxes was $2.9 million (effective tax rate of approximately 58%) and $4.6 million (effective tax rate of approximately 45%) for the three months ended August 26, 2017 and August 27, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three months ended August 26, 2017 and August 27, 2016 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate increased for the three months ended August 26, 2017 due to the lower profitability in the Company’s domestic and foreign operations, increasing the percentage impact of permanent differences between book and tax income.

The Company recognized a benefit of approximately $387,000 and $457,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first quarter of fiscal 2018 and 2017, respectively.

5. Long-Term Debt

In October 2016, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility, which includes a $5 million sublimit for the issuance of standby letters of credit (“Revolving Loan”), and (ii) a $30 million reducing revolving loan facility, any amounts of which may not be reborrowed after being repaid (“Reducing Revolving Loan”). The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50%, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires us to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of August 26, 2017.

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

The Company’s borrowings on the Facility are $48.0 million as of August 26, 2017; the Company used the funds in fiscal 2017 to fund a portion of the purchase price of its modified Dutch auction tender offer held in November 2016. In addition, the Company also has $1.0 million of outstanding letters of credit issued under the Facility. The Company has $41.0 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of August 26, 2017. As of August 26, 2017, the interest rate on the Company’s borrowings was 2.6% on one tranche of $24.0 million based on a 3-month LIBOR plus 1.25% and 2.5% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.25%.

6. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. The Company did not purchase any common stock on the open market during the three months ended August 26, 2017. As of August 26, 2017, approximately $125.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

7. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Three Months Ended
	August 26, 2017	August 27, 2016
Income taxes paid	$1,575	$3,441

Interest paid	$332	$—

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$—	$1

Dividends declared, not paid	$3,578	$3,977

8. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of August 26, 2017, 2,881,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the three months ended August 26, 2017 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 27, 2017	7,164	$15.08	5.56	$1,696
Exercised	(44)	$12.16
Forfeited	(58)	$14.58
Expired	(55)	$21.15

Outstanding at August 26, 2017	7,007	$15.06	5.30	$1,047

Exercisable at August 26, 2017	5,000	$15.21	4.07	$1,020

Vested and expected to vest at August 26, 2017	6,860	$15.07	5.23	$1,047

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2018 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 26, 2017. This amount will change based on changes in the fair market value of the Company’s common stock. The total pre-tax intrinsic value related to stock options exercised during the three months ended August 26, 2017 and August 27, 2016 was $73,000 and $369,000, respectively.

Stock-Based Compensation Expense

As of August 26, 2017, there was $5.9 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 28 months. Stock-based compensation expense included in selling, general and administrative expenses was $1.6 million and $1.3 million for the three months ended August 26, 2017 and August 27, 2016, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP and restricted stock awards. Included in stock-based compensation expense for the three months ended August 26, 2017 was non-cash stock-based compensation expense of approximately $140,000 related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. There were no capitalized share-based compensation costs during the three months ended August 26, 2017 or August 27, 2016.

The Company granted no shares of restricted stock during either the three months ended August 26, 2017 or August 27, 2016. Stock-based compensation expense for existing restricted stock awards for the three months ended August 26, 2017 and August 27, 2016 was $341,000 and $155,000, respectively. As of August 26, 2017, there were 188,770 unvested restricted shares, with approximately $2.3 million of remaining unrecognized compensation cost.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. The Company issued 194,000 and 359,000 shares of common stock pursuant to the ESPP during the three months ended August 26, 2017 and the year ended May 27, 2017, respectively. There were 724,000 shares of common stock available for issuance under the ESPP as of August 26, 2017.

9. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2017. Summarized information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 26, 2017	August 27, 2016	August 26, 2017	May 27, 2017
United States	$113,125	$115,640	$173,161	$173,781
The Netherlands	3,768	3,930	19,215	18,036
Other	24,293	23,819	2,822	2,625

Total	$141,186	$143,389	$195,198	$194,442

(1)    Long-lived assets are comprised of goodwill and property and equipment.

10. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Subsequent Event

On August 31, 2017, the Company completed the acquisition of taskforce — Management on Demand AG (“taskforce”), a German-based professional services firm founded in 2007 that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €6.0 million (approximately $7.1 million) for all of the outstanding shares of taskforce in a combination of cash and restricted stock, and agreed to make additional earn-out payments based upon performance for calendar years 2017, 2018 and 2019. For the twelve months ended December 31, 2016, taskforce revenues were approximately €12 million ($13.3 million). Results of operations of taskforce will be included in the Company’s consolidated statement of operations beginning in the quarter ending November 25, 2017.

12. Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Current Fiscal Year

Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period (record forfeitures as they occur or estimate over the vesting period). The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2016 and was adopted by the Company on a prospective basis effective May 28, 2017. The Company has elected to account for forfeitures based on previous guidance and will make an estimate of the number of awards that are expected to vest with a subsequent true up to actual forfeitures. As a result of the adoption, excess income tax benefits and deficiencies from stock-based compensation are now recognized as a discrete item with the provision for income taxes in the Consolidated Statement of Operations rather than additional paid-in capital in the Consolidated Balance Sheets and amounted to $29,000 for the three months ended August 26, 2017. In future quarters, when tranches of unexercised options expire, there could be a potentially significant impact on the Company’s income tax expense and income tax percentage.

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

Leases (Topic 842): Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018 (for the Company, fiscal 2020), and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and believes that it will have a significant impact on the Company’s reported balance sheet assets and liabilities. Under current accounting guidelines, the Company’s office leases are operating lease arrangements, in which rental payments are treated as operating expenses and there is no recognition of the arrangement on the balance sheet as an asset with the related obligation to the lessor as a liability.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A. Risk Factors below and in our Annual Report on Form 10-K for the year ended May 27, 2017 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” “Resources Global,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of August 26, 2017, we served clients from offices in 21 countries, including 24 international offices and 43 offices in the United States. Our global footprint allows the Company to support the global initiatives of our multinational client base.

On April 5, 2017, the Company announced implementation of three strategic initiatives to help improve its performance in cost containment and revenue generation. The initiatives include (1) reducing existing selling, general and administrative expenses by approximately $7.0 million per year; (2) improving the sales culture and business development process and practices (requiring additional investment to accomplish our goals); and (3) redesigning the business model to enhance client offerings.

The first initiative, which included a clear and actionable plan for reducing costs in low growth markets, will streamline the Company’s field and back office operations to better match current and anticipated demand in certain geographies. The implementation of this plan resulted in a reduction of existing overhead expenses and head count, and was completed at the end of fiscal 2017.

The second initiative focuses on driving sales on an enterprise level to advance the account development, account penetration and management activities in local markets, and will support a more sophisticated and robust sales culture. The initiative includes four major components: the implementation of Salesforce as a global Customer Relationship Management tool and the alignment of the Company’s sales process, the establishment of an enterprise-wide Business Development function, the creation of a Strategic Client Program dedicated to expanding service to and revenue from the Company’s highest level clients and the evolution of the Company’s incentive compensation plans to prioritize growth. These transition activities will involve multi-step changes that are expected to be completed in the fourth quarter of fiscal 2018 or the first quarter of fiscal 2019. Costs related to these activities will be incurred through the end of the initiative.

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

Subsequent to the end of the first quarter of fiscal 2018, the Company announced the acquisition of taskforce — Management on Demand AG (“taskforce”), a German based professional services firm founded in 2007 that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €6.0 million (approximately $7.1 million) for all of the outstanding shares of taskforce in a combination of cash and restricted stock, and agreed to make additional earn-out payments based upon performance for calendar years 2017, 2018 and 2019. For the twelve months ended December 31, 2016, taskforce revenues were approximately €12 million ($13.3 million). Results of operations of taskforce will be included in the Company’s consolidated statement of operations beginning in the quarter ending November 25, 2017.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 27, 2017.

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

The Company estimates a value for employee stock options on the date of grant using an option-pricing model. We have elected to use the Black-Scholes option-pricing model which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. We have adopted the Financial Accounting Standards Board’s (“FASB”) pronouncement Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the current quarter and have elected to continue accounting for forfeitures as described historically; the pronouncement offered the opportunity to switch to accounting for forfeitures as they occurred.

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.12 per share in the first quarter of fiscal 2018 and $0.11 per share in each quarter of fiscal 2017) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.6 years for non- officers and 8.1 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended
	August 26, 2017	August 27, 2016
	(Amounts in thousands)
Revenue	$141,186	$143,389
Direct cost of services	87,488	88,862

Gross margin	53,698	54,527
Selling, general and administrative expenses	47,415	43,614
Depreciation expense	940	794

Income from operations	5,343	10,119
Interest expense	337	—
Interest income	(28)	(70)

Income before provision for income taxes	5,034	10,189
Provision for income taxes	2,922	4,551

Net income	$2,112	$5,638

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

	Three Months Ended
	August 26, 2017	August 27, 2016
	(Amounts in thousands)
Net income	$2,112	$5,638
Adjustments:
Depreciation expense	940	794
Interest expense	337	—
Interest income	(28)	(70)
Provision for income taxes	2,922	4,551

EBITDA	6,283	10,913
Stock-based compensation expense	1,612	1,295

Adjusted EBITDA	$7,895	$12,208

Revenue	$141,186	$143,389

Adjusted EBITDA Margin	5.6%	8.5%

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

Three Months Ended August 26, 2017 Compared to Three Months Ended August 27, 2016

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $2.2 million, or 1.5%, to $141.2 million for the three months ended August 26, 2017 from $143.4 million for the three months ended August 27, 2016. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Bill rates improved 1.7% (no difference in constant currency) but hours worked decreased 3.6% between the two periods. The revenue decrease is primarily attributable to ineffective client development efforts in financial services in the first quarter of fiscal 2018 compared to the prior year first quarter. The timing of efforts to improve our client penetration in the financial services industry is uncertain. As presented in the table below, revenue increased in the first quarter of fiscal 2018 compared to the same quarter of fiscal 2017 in Europe but declined in North America and Asia Pacific.

The number of consultants on assignment as of August 26, 2017 was 2,495 compared to 2,570 consultants engaged as of August 27, 2016.

We operated 67 (24 abroad) offices as of August 26, 2017 and 68 (23 abroad) as of August 27, 2016. Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	August 26, 2017	August 27, 2016	% Change	August 26, 2017	August 27, 2016
North America	$115,937	$117,976	(1.7)%	82.1%	82.3%
Europe	15,149	14,108	7.4%	10.7	9.8
Asia Pacific	10,100	11,305	(10.7)%	7.2	7.9

Total	$141,186	$143,389	(1.5)%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2017 first quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $0.2 million in the first quarter of fiscal 2018. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe by 7.1%, while decreasing in North America and Asia Pacific by 1.8% and 8.3%, respectively.

Direct Cost of Services. Direct cost of services decreased $1.4 million, or 1.5%, to $87.5 million for the three months ended August 26, 2017 from $88.9 million for the three months ended August 27, 2016. The decrease in the amount of direct cost of services between the periods was primarily attributable to a decrease of 3.6% in the number of hours worked discussed under the caption “Revenue”; the average pay rate was constant between the two quarters and the impact of currency fluctuations was insignificant.

Direct cost of services as a percentage of revenue was 62.0% for both the three months ended August 26, 2017 and August 27, 2016. Although the direct cost of services as a percentage of revenue was the same in both quarters, there were components that shifted; principally, the improvement in the bill rate/pay rate ratio between the two quarters was offset by higher medical coverage expenses in the fiscal 2018 quarter.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“S, G & A”) as a percentage of revenue was 33.6% and 30.4% for the quarters ended August 26, 2017 and August 27, 2016, respectively. The higher current quarter percentage is partially the result of reduced leverage from the lower revenue in the first quarter of fiscal 2018 combined with an increase in overall S, G & A spend in the current quarter. S, G & A increased to $47.4 million for the first quarter of fiscal 2018 from $43.6 million for the same period in the prior year. The primary cause of the $3.8 million increase in S, G & A during the first quarter of fiscal 2018 was approximately $2.1 million related to severance expenses ($1.4 million) and acquisition related costs ($0.7 million). The remaining increase of $1.7 million is related primarily to investments in the first quarter of 2018 as part of the Company’s ongoing transformation in accordance with its strategic initiatives to drive revenue growth and improve cost containment.

Management and administrative headcount decreased to 726 at the end of the first quarter of fiscal 2018 from 770 at the end of the first quarter of fiscal 2017.

Sequential Operations. On a sequential quarter basis, fiscal 2018 first quarter revenues decreased approximately 5.0% (5.6% constant currency), from $148.6 million to $141.2 million. Comparing the two quarters, hours worked decreased 5.8% while average bill rates improved 0.8%. The decrease in revenue is partially attributable to the Memorial Day and July Fourth holidays which occurred in the first quarter of fiscal 2018 as well as the overall summer holiday season. There were no compensated holidays in the fourth quarter of fiscal 2017. The Company’s sequential revenue decreased in North America (5.1%), Europe (5.5%) and Asia Pacific (3.7%). On a constant currency basis, using the comparable fourth quarter fiscal 2017 conversion rates, sequential revenue decreased in North America (5.2%), Europe (10.0%) and Asia Pacific (4.6%).

Direct cost of services as a percentage of revenue was 62.0% and 60.9% in the first quarter of fiscal 2018 and fourth quarter of fiscal 2017, respectively; the higher direct cost of services percentage in the first quarter is primarily the result of two compensated holidays in the U.S., while the fourth quarter had no compensated holidays.

The ratio of S, G & A to revenue increased from 32.6% for the quarter ended May 27, 2017 to 33.6% for the quarter ended August 26, 2017. The ratio changed unfavorably because decreased revenue in the first quarter lowered leverage. Total spend in the first quarter of fiscal 2018 declined to $47.4 million from $48.4 million in the previous quarter. The $1.0 million decrease sequentially is a combination of factors. The first quarter of fiscal 2018 includes severance costs of $1.4 million; acquisition related costs of $0.7 million; increased payroll taxes from the payment of fiscal 2017 related bonuses of $0.7 million; and increased healthcare costs of $0.3 million. These additional costs of $3.1 million were offset by approximately $1.7 million in compensation and related benefit cost reductions realized from the actions taken in April 2017 to reduce headcount (the net of these items is an addition of $1.4 million in costs in the first quarter). The fourth quarter of fiscal 2017 included $2.4 million of restructuring costs related to the reduction in force in April 2017.

Depreciation Expense. Depreciation expense was $0.9 million for the three months ended August 26, 2017 compared to $0.8 million for the three months ended August 27, 2016.

Interest Expense (Income). The Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America in October 2016. The Facility consists of (i) a $90 million revolving loan facility, which includes a $5 million sublimit for the issuance of standby letters of credit (“Revolving Loan”), and (ii) a $30 million reducing revolving loan facility, any amounts of which may not be reborrowed after being repaid (“Reducing Revolving Loan”). The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. Our obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBOR rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50%, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

Total interest expense for the first quarter of fiscal 2018, including commitment fees, was approximately $337,000. The Company incurred no interest expense during the first quarter of fiscal 2017. As of August 26, 2017, the interest rate on the Company’s borrowings was 2.6% on one tranche of $24.0 million based on a 3-month LIBOR plus 1.25% and 2.5% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.25%.

The Company’s interest income was $28,000 in the first quarter of fiscal 2018 compared to $70,000 for the same period of fiscal 2017. Although rates have generally improved in the first quarter of fiscal 2018 compared to the same period in the prior year, interest income declined between the two periods as a result of the use of cash in the Dutch auction tender offer in November 2016, reducing amounts available for investment.

Income Taxes. The Company’s provision for income taxes was $2.9 million (effective tax rate of approximately 58%) and $4.6 million (effective tax rate of approximately 45%) for the three months ended August 26, 2017 and August 27, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in both the first quarter of fiscal 2018 and 2017 resulted from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate increased for the three months ended August 26, 2017 due to the lower profitability in the Company’s domestic and foreign operations, increasing the percentage impact of permanent differences between book and tax income. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes may fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $387,000 and $457,000 related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first quarter of fiscal 2018 and 2017, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to disqualifying dispositions under the ESPP. However, the timing and amount of eligible disqualifying transactions under the ESPP cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to continue to increase cash flow from operations in the future will be, at least in part, dependent on continued improvement in global economic conditions. As of August 26, 2017, the Company had $49.6 million of cash and cash equivalents.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. See Note 5 — Long-Term Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Facility. As of August 26, 2017, the Company had borrowings of approximately $48.0 million under the Facility and approximately $1.0 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of August 26, 2017, the Company was in compliance with the financial covenants in the Facility.

Operating Activities

Operating activities used $13.1 million in cash for the three months ended August 26, 2017 compared to $7.1 million for the three months ended August 27, 2016. Cash used in operations in the first three months of fiscal 2018 resulted from net income of $2.1 million and non-cash items of $2.6 million, offset by net unfavorable changes in operating assets and liabilities of $17.9 million. In the first three months of fiscal 2017, cash used in operations resulted from net income of $5.6 million and non-cash items of $2.1 million, offset by net unfavorable changes in operating assets and liabilities of $14.7 million. The primary driver of the change in cash used in operations between the two quarters was the decrease in net income in fiscal 2018. Operating activities are typically a use of cash in the first quarter each year because of the settlement of the Company’s bonus obligations from the previous fiscal year in the first quarter. Non-cash items in both fiscal 2018 and fiscal 2017 include depreciation and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash used in investing activities was $0.4 million for the first three months of fiscal 2018, compared to a source of cash of $13.9 million in the comparable prior year period. The Company did not have money invested short-term during the first quarter of fiscal 2018, while redemptions of short-term investments were $15.0 million in the prior year period. Purchases of property and equipment decreased approximately $0.7 million between the two periods as the Company had limited office relocation/refurbishment activities in the current year quarter.

Financing Activities

Net cash used in financing activities totaled $0.5 million and $5.6 million for the three months ended August 26, 2017 and August 27, 2016, respectively. Net cash used in financing activities for the three months ended August 26, 2017 included dividends paid on the Company’s common stock of $3.3 million, approximately $300,000 lower than in the comparable period of the prior year. The Company’s dividend rate was $0.12 per common share in the first quarter of fiscal 2018, compared to $0.11 per common share in the same quarter of fiscal 2017. However, the dividend paid in fiscal 2018 was lower because of the reduced number of outstanding shares of common stock after the Company’s modified Dutch auction tender offer in November 2016. The Company’s board of directors declared a quarterly cash dividend of $0.12 per common share on July 27, 2017. The dividend of approximately $3.6 million, paid on September 21, 2017, is accrued in the Company’s Consolidated Balance Sheet as of August 26, 2017. Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $0.9 million lower in the first three months of fiscal 2018 as compared to the comparable period of fiscal 2017. The Company did not purchase any of its common stock on the open market during the current quarter, while it purchased approximately 375,000 shares for approximately $5.7 million in the prior year quarter.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 12 — Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of August 26, 2017, we had approximately $49.6 million of cash and cash equivalents and $48.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBOR rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrow as of August 26, 2017 of $48.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended August 26, 2017, approximately 20% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 41% of our balances of cash and cash equivalents as of August 26, 2017 were denominated in U.S. dollars. The remaining 59% was comprised primarily of cash balances translated from Japanese Yen, Euros, Canadian Dollars, and Hong Kong Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 26, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 26, 2017. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 26, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A.    RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2017, which was filed with the Securities and Exchange Commission on July 24, 2017. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Currently we are embarking on several new strategic initiatives, including the implementation of a new operating model. Our ability to execute on those strategies may impact our ability to grow our current business. Since the first quarter of fiscal 2010, we have had difficulty sustaining consistent revenue growth either quarter-over-quarter or in sequential quarters. During fiscal 2017, we closed two offices, one in the U.S. and one in Europe. There can be no assurance that we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

Section 404 of Sarbanes requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Our management report on internal controls is contained in our Annual Report on Form 10-K for the year ended May 27, 2017. Section 404 also requires our independent registered public accountant to report on our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 26, 2017, we did not make any stock repurchases, as indicated in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program
May 28, 2017 — June 24, 2017	—	$—	—	$125,103,123
June 25, 2017 — July 22, 2017	—	$—	—	$125,103,123
July 23, 2017 — August 26, 2017	—	$—	—	$125,103,123

Total May 28, 2017 — August 26, 2017	—	$—	—	$125,103,123

(1)	In July 2015, our board of directors approved a stock repurchase program authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

On August 31, 2017, in connection with the acquisition of taskforce and pursuant to the terms of the Sale and Purchase Agreement dated August 28, 2017, the Company issued 226,628 shares of its common stock to two of the stockholders of taskforce as partial consideration for the acquisition (“taskforce Stock Issuance”). The issuance of common stock in the taskforce Stock Issuance was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

See Note 11 — Subsequent Event in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the taskforce acquisition.

ITEM 6.     EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Amendment No. 3 to Credit Agreement, dated August 25, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 5, 2017	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: October 5, 2017	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)