Form 10-Q
period 2017-11-25
RESOURCES CONNECTION INC
filed 2018-01-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 26, 2017, there were approximately 31,374,627 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 25, 2017	May 27, 2017
ASSETS
Current assets:
Cash and cash equivalents	$56,284	$62,329
Trade accounts receivable, net of allowance for doubtful accounts of $2,047 and $2,517 as of November 25, 2017 and May 27, 2017, respectively	109,025	98,222
Prepaid expenses and other current assets	5,147	4,395
Income taxes receivable	—	1,899

Total current assets	170,456	166,845
Goodwill	181,208	171,088
Intangible assets, net	4,959	—
Property and equipment, net	22,326	23,354
Deferred income taxes	1,571	973
Other assets	1,798	1,868

Total assets	$382,318	$364,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,293	$14,102
Accrued salaries and related obligations	43,840	49,241
Other liabilities	8,206	8,428

Total current liabilities	72,339	71,771
Long-term debt	48,000	48,000
Deferred income taxes	995	1,280
Other long-term liabilities	8,138	4,935

Total liabilities	129,472	125,986

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 59,630 and 58,992 shares issued, and 30,300 and 29,662 shares outstanding as of November 25, 2017 and May 27, 2017, respectively	596	590
Additional paid-in capital	408,412	398,828
Accumulated other comprehensive loss	(9,291)	(11,396)
Retained earnings	335,033	332,024
Treasury stock at cost, 29,330 shares as of both November 25, 2017 and May 27, 2017	(481,904)	(481,904)

Total stockholders’ equity	252,846	238,142

Total liabilities and stockholders’ equity	$382,318	$364,128

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Revenue	$156,738	$147,558	$297,924	$290,947
Direct cost of services, primarily payroll and related taxes for professional services employees	97,319	91,048	184,807	179,910

Gross margin	59,419	56,510	113,117	111,037
Selling, general and administrative expenses	47,498	46,056	94,913	89,670
Amortization of intangible assets	322	—	322	—
Depreciation expense	947	808	1,887	1,602

Income from operations	10,652	9,646	15,995	19,765
Interest expense	397	64	734	64
Interest income	(32)	(40)	(60)	(110)

Income before provision for income taxes	10,287	9,622	15,321	19,811
Provision for income taxes	2,149	3,930	5,071	8,481

Net income	$8,138	$5,692	$10,250	$11,330

Net income per common share:
Basic	$0.27	$0.16	$0.34	$0.31

Diluted	$0.27	$0.16	$0.34	$0.31

Weighted average common shares outstanding:
Basic	30,173	35,716	29,991	35,992

Diluted	30,579	36,248	30,319	36,533

Cash dividends declared per common share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
COMPREHENSIVE INCOME:
Net income	$8,138	$5,692	$10,250	$11,330
Foreign currency translation adjustment, net of tax	(610)	(3,687)	2,105	(3,044)

Total comprehensive income	$7,528	$2,005	$12,355	$8,286

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 27, 2017	58,992	$590	$398,828	29,330	$(481,904)	$(11,396)	$332,024	$238,142
Exercise of stock options	137	1	1,665					1,666
Stock-based compensation expense			3,062					3,062
Issuance of common stock under Employee Stock Purchase Plan	194	2	2,258					2,260
Issuance of restricted stock	80	1	(1)					—
Cash dividends declared ($0.24 per share)							(7,241)	(7,241)
Issuance of common stock for acquisition of taskforce	227	2	2,600					2,602
Currency translation adjustment						2,105		2,105
Net income for the six months ended November 25, 2017							10,250	10,250

Balances as of November 25, 2017	59,630	$596	$408,412	29,330	$(481,904)	$(9,291)	$335,033	$252,846

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 25,	November 26,
	2017	2016
Cash flows from operating activities:
Net income	$10,250	$11,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,209	1,602
Stock-based compensation expense	3,062	3,150
Loss on disposal of assets	—	41
Bad debt expense	364	214
Deferred income taxes	(906)	(436)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,394)	(1,115)
Prepaid expenses and other current assets	(568)	(53)
Income taxes	1,468	(3,625)
Other assets	84	138
Accounts payable and accrued expenses	1,245	1,748
Accrued salaries and related obligations	(5,943)	(5,191)
Other liabilities	(1,231)	334

Net cash provided by operating activities	1,640	8,137

Cash flows from investing activities:
Redemption of short-term investments	—	19,961
Proceeds from sale of property and equipment	1	166
Acquisition of taskforce, net of cash acquired	(3,423)	—
Purchase of property and equipment	(784)	(2,294)

Net cash (used in) provided by investing activities	(4,206)	17,833

Cash flows from financing activities:
Proceeds from exercise of stock options	1,666	2,139
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,260	2,184
Purchase of common stock	—	(111,959)
Proceeds from Revolving Credit Facility	—	58,000
Debt issuance costs	—	(190)
Cash dividends paid	(6,833)	(7,600)

Net cash used in financing activities	(2,907)	(57,426)

Effect of exchange rate changes on cash	(572)	(1,066)

Net decrease in cash	(6,045)	(32,522)
Cash and cash equivalents at beginning of period	62,329	91,089

Cash and cash equivalents at end of period	$56,284	$58,567

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 25, 2017 and November 26, 2016

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2018 and 2017 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 25, 2017 and November 26, 2016 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2017 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 27, 2017, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.9 million and $2.4 million for the three months ended November 25, 2017 and November 26, 2016, respectively, and $5.5 million and $4.8 million for the six months ended November 25, 2017 and November 26, 2016, respectively.

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

Net Income Per Share Information

The Company presents both basic and diluted earnings per common share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options and the amount of compensation cost for future services the Company has not yet recognized. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price per common share over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per common share for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
	2017	2016	2017	2016
Net income	$8,138	$5,692	$10,250	$11,330

Basic:
Weighted average shares	30,173	35,716	29,991	35,992

Diluted:
Weighted average shares	30,173	35,716	29,991	35,992
Potentially dilutive shares	406	532	328	541

Total dilutive shares	30,579	36,248	30,319	36,533

Net income per common share:
Basic	$0.27	$0.16	$0.34	$0.31
Dilutive	$0.27	$0.16	$0.34	$0.31
Anti-dilutive shares not included above	5,268	5,263	5,225	4,922

Stock-Based Compensation

The Company recognizes compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock grants and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award ultimately expected to vest is recognized as an expense over the requisite service periods. Stock option awards vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2014 Performance Incentive Plan (the “2014 Plan”). The Company determines the estimated value of stock option awards using the Black-Scholes valuation model. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options and restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

See Note 9 — Stock-Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

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

3. Acquisitions

On August 31, 2017, the Company acquired taskforce – Management on Demand AG (“taskforce”), a German professional services firm, founded in 2007, that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition), in a combination of cash and restricted stock.

In addition, the purchase agreement of taskforce requires earn-out payments to be made based on performance in calendar 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA as defined in the purchase agreement). The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to the contingent consideration recognized at the date of acquisition was €5.5 million (approximately $6.5 million), of which the Company estimates $2.4 million will be payable based upon calendar year adjusted EBITDA in March 2018. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

In accordance with the accounting requirements of Accounting Standard Codification (“ASC 805”), “Business Combinations,” the Company made an initial allocation of the purchase price of taskforce based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration obligation, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The Company’s initial purchase price allocation considers a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets acquired including approximately $9.0 million of goodwill, $1.9 million for customer relationships (amortized over 3 years), $2.0 million for tradenames (amortized over 10 years), $0.8 million for the database of potential consultants (amortized over 3 years) and $0.6 million for non-competition agreements (amortized over 3 years). The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.

Taskforce contributed approximately $3.7 million to revenue and approximately $0.3 million to pre-tax earnings for the quarter ended November 25, 2017.

On December 4, 2017, the Company announced the completion of its acquisition of substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”). See Note 12, Subsequent Events, for additional information.

The Company incurred approximately $0.7 million of transaction related costs during the quarter ended November 25, 2017; these expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

The following table summarizes the consideration for the acquisition of taskforce and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share amounts):

Cash	$4,274
Common stock - 226,628 shares @ $11.48 (closing price on acquisition date discounted for restriction on sale)	2,602
Estimated contingent consideration	6,514

Total	$13,390

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$974
Accounts receivable	1,930
Prepaid expenses and other current assets	45
Intangible assets	5,321
Property and equipment, net	39
Other assets	(57)

Total identifiable assets	8,252

Accounts payable and accrued expenses	2,116
Accrued salaries and related obligations	15
Other current liabilities	83

Total liabilities assumed	2,215

Net identifiable assets acquired	6,037
Deferred tax liability	(1,686)
Goodwill	9,039

Net assets acquired	$13,390

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization as of November 25, 2017. The Company had no amortizable intangible assets as of May 27, 2017 (amounts in thousands):

	As November 25, 2017
		Accumulated
	Gross	Amortization	Net
Tradenames (10 years)	$2,013	$(50)	$1,963
Customer contracts & relationships (3 years)	1,895	(158)	1,737
Consultant list (3 years)	781	(65)	716
Non-compete agreements (3 years)	592	(49)	543

Total	$5,281	$(322)	$4,959

The intangible assets described above are based upon the provisional estimate of purchase price of taskforce discussed in Note 3 –Acquisitions, and may be subject to revision after receipt of certain pending information.

The Company recorded amortization expense for the quarter ended November 25, 2017 of $0.3 million. Future estimated intangible asset amortization expense (based on existing intangible assets) is $1.0 million, $1.3 million, $1.3 million, $0.5 million and $0.2 million for the years ending May 26, 2018, May 25, 2019, May 30, 2020, May 29, 2021 and May 28, 2022, respectively. The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (amounts in thousands):

	For the Six Months Ended
	November 25, 2017	November 26, 2016
Goodwill, beginning of year	$171,088	$171,183
Acquisitions (see Note 3)	9,039	—
Impact of foreign currency exchange rate changes	1,081	(1,148)

Goodwill, end of period	$181,208	$170,035

5. Income Taxes

The Company’s provision for income taxes was $2.1 million (effective tax rate of approximately 21%) and $3.9 million (effective tax rate of approximately 41%) for the three months ended November 25, 2017 and November 26, 2016, respectively and $5.1 million (effective tax rate of approximately 33%) and $8.5 million (effective tax rate of approximately 43%) for the six months ended November 25, 2017 and November 26, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three and six months ended November 25, 2017 and November 26, 2016 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate decreased for the three months ended November 25, 2017 due to the reversal of valuation allowances that offset the deferred tax assets of certain foreign entities.

The Company recognized a benefit of approximately $0.2 million and $0.5 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2018 and 2017, respectively, and approximately $0.6 million and $1.0 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the six months ended November 25, 2017 and November 26, 2016, respectively.

6. Long-Term Debt

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

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of November 25, 2017.

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

The Company’s borrowings on the Facility were $48.0 million as of November 25, 2017; the Company used the funds in fiscal 2017 to fund a portion of the purchase price of its modified Dutch auction tender offer held in November 2016. In addition, the Company has $1.0 million of outstanding letters of credit issued under the Facility. The Company has $41.0 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of November 25, 2017. As of November 25, 2017, the interest rate on the Company’s borrowings was 2.9% on one tranche of $24.0 million based on a 3-month LIBOR plus 1.50% and 2.8% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.50%.

7. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. The Company did not repurchase any common stock on the open market during the six months ended November 25, 2017. As of November 25, 2017, approximately $125.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

8. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	For the Six Months Ended
	November 25, 2017	November 26, 2016
Income taxes paid	$6,248	$12,499

Interest paid	$712	$—

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$—	$485
Acquisition of taskforce:
Issuance of common stock	$2,602	$—
Liability for contingent consideration	$6,514	$—
Dividends declared, not paid	$3,663	$3,259

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock unit and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of November 25, 2017, 1,831,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the six months ended November 25, 2017 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 27, 2017	7,164	$15.08	5.56	$1,696
Granted, at fair market value	984	$15.80
Exercised	(137)	$12.12
Forfeited	(96)	$14.65
Expired	(152)	$20.14

Outstanding at November 25, 2017	7,763	$15.13	5.69	$11,789

Exercisable at November 25, 2017	5,301	$15.17	4.23	$9,446

Vested and expected to vest at November 25, 2017	7,341	$15.11	5.47	$11,585

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2018 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 25, 2017. This amount will change based on changes in the fair market value of the Company’s common stock. The total pre-tax intrinsic value related to stock options exercised during the three months ended November 25, 2017 and November 26, 2016 was $0.4 million and $0.2 million, respectively, and $0.5 million for both the six months ended November 25, 2017 and November 26, 2016.

Stock-Based Compensation Expense

As of November 25, 2017, there was $8.5 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 35 months. Stock-based compensation expense included in selling, general and administrative expenses was $1.5 million and $1.9 million for the three months ended November 25, 2017 and November 26, 2016, respectively, and $3.1 million and $3.2 million for the six months ended November 25, 2017 and November 26, 2016, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP and restricted stock awards. There were no capitalized share-based compensation costs during the six months ended November 25, 2017 or November 26, 2016.

The Company granted 79,810 shares of restricted stock during the three and six months ended November 25, 2017 and 16,733 shares of restricted stock during the three and six months ended November 26, 2016. Stock-based compensation expense for existing restricted stock awards was $0.3 million and $0.2 million for the three months ended November 25, 2017 and November 26, 2016, respectively, and $0.6 million and $0.3 million for the six months ended November 25, 2017 and November 26, 2016, respectively. As of November 25, 2017, there were 260,625 unvested restricted shares, with approximately $3.3 million of remaining unrecognized compensation cost.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. The Company issued 194,000 and 359,000 shares of common stock pursuant to the ESPP during the six months ended November 25, 2017 and the year ended May 27, 2017, respectively. There were 724,000 shares of common stock available for issuance under the ESPP as of November 25, 2017.

10. Segment Information and Enterprise Reporting

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

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016	November 25, 2017	May 27, 2017
United States	$119,443	$117,645	$232,568	$233,285	$172,587	$173,781
The Netherlands	4,674	4,761	8,442	8,691	19,051	18,036
Other	32,621	25,152	56,914	48,971	16,855	2,625

Total	$156,738	$147,558	$297,924	$290,947	$208,493	$194,442

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

11. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12. Subsequent Event

On December 4, 2017, the Company announced the completion of its acquisition of substantially all of the assets and assumption of certain liabilities of Accretive. Accretive is a professional services firm that provides expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supports startups through its Countsy suite of back office services. The Company paid consideration of $19.4 million in cash subject to working capital adjustments and issued 1,150,000 shares of Resources Connection common stock restricted for sale for four years. Results of operations from this transaction will be included in the Company’s consolidated statement of operations beginning in the quarter ending February 24, 2018.

In late December 2017, Congress enacted tax reform, “Tax Cuts and Jobs Act” (H.R. 1). As details become available, the Company will assess the impact to RGP. While the reduced tax rate is anticipated to benefit RGP’s tax position, a number of the changes will partially offset that benefit. Management anticipates the tax reform will cause a one-time reduction in the carrying value of the domestic deferred tax assets and liabilities, causing a one-time impact on tax expense during the quarter of enactment. The Company anticipates further clarification will be available in the third quarter of fiscal 2018.

13. Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Current Fiscal Year

Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period (record forfeitures as they occur or estimate over the vesting period). The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2016 and was adopted by the Company on a prospective basis effective May 28, 2017. The Company has elected to account for forfeitures based on previous guidance and will make an estimate of the number of awards expected to vest with a subsequent true up to actual forfeitures. As a result of the adoption, excess income tax benefits and deficiencies from stock-based compensation are now recognized as a discrete item within the provision for income taxes in the Consolidated Statement of Operations rather than additional paid-in capital in the Consolidated Balance Sheets. In future quarters, when tranches of unexercised options expire, there could be a potentially significant impact on the Company’s income tax expense and income tax percentage.

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

Leases (Topic 842): Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018 (for the Company, fiscal 2020), and early adoption is permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and believes it will have a significant impact on the Company’s reported balance sheet assets and liabilities. Under current accounting guidelines, the Company’s office leases are operating lease arrangements, in which rental payments are treated as operating expenses and there is no recognition of the arrangement on the balance sheet as an asset with the related obligation to the lessor as a liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A. Risk Factors below and in our Annual Report on Form 10-K for the year ended May 27, 2017 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

RGP is a multinational consulting firm that provides agile consulting services to its global client base who are faced with disruption, business transformation and compliance issues. We bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. We assist our clients with projects requiring specialized expertise in:

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of November 25, 2017, we served clients from offices in 21 countries, including 26 international offices and 43 offices in the United States. During the second quarter of fiscal 2018, we added two international offices as a result of our acquisition of taskforce – Management on Demand AG (“taskforce”) discussed below. Our global footprint allows the Company to support the global initiatives of our multinational client base.

The Company continues to make progress against its strategic initiatives announced in April 2017. During the second quarter of fiscal 2018 the Company continued to advance its initiative to cultivate a more sophisticated and robust sales culture. The Company launched a new learning and development program to enhance training and accountability across the organization – including providing training on new management techniques and processes. RGP continued the initiative to roll out new compensation programs to drive accountability and profitable growth. The Company has completed other facets of this initiative, including the alignment of the Company’s sales process and the establishment of an enterprise-wide Business Development function. Another initiative, the Company’s Strategic Client Program, with a dedicated account team for certain high profile clients with world-wide operations, is performing well with revenue of clients in this program up 8.0% since the beginning of the fiscal year. RGP expects to complete its sales culture transformation substantially by the end of the fiscal year.

In addition, the Company believes it made good progress on further building its national business development function targeting the middle market, where the Company sees significant growth opportunities. The Company has now completed deployment of Salesforce across all of its markets, and continues to leverage this platform to improve the organization’s ability to drive and coordinate business development globally. The acquisition of substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”) in December 2017 and discussed further below will also enhance the Company’s capabilities in the middle market.

With regard to the second initiative to redesign the Company’s business model to enhance its client offerings, the redesign is close to completion, with a focus on building its integrated solutions capabilities and delivering multi-disciplinary offerings to its clients in three areas of focus –Transaction Services, Technical Accounting Services, and Data & Analytics. In the second quarter, the Company implemented the new operating model for sales, talent and integrated solutions within RGP for all of North America. We believe this effort has already delivered improved revenue growth and the Company expects this upward performance trend to continue throughout fiscal year 2018.

With respect to the cost containment initiative, the Company remains focused on improved leverage of its selling general and administrative expenses (“S, G & A”) as a percentage of revenue and cost synergies in the core business and with the Accretive acquisition. The impact of certain headcount reductions made in fiscal 2017 have been masked by one-time expenses during the first half of the fiscal year incurred for severance, acquisition and sales transformation. RGP remains committed to managing its cost structure to achieve improved S, G & A performance as measured against revenue.

During the second quarter of fiscal 2018, the Company completed its acquisition of taskforce, a German based professional services firm founded in 2007 that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million translated to U.S. dollars based on exchange rates at the date of acquisition) for all of the outstanding shares of taskforce in a combination of cash and restricted stock. In addition, the purchase agreement requires additional earn-out payments resulting from application of a formula based upon Adjusted EBITDA (as defined in the purchase agreement) for calendar years 2017, 2018 and 2019. The estimated fair value of these additional earn-out payments are recorded as contingent consideration at a discounted liability in the Company’s Consolidated Balance Sheet for €5.5 million (approximately $6.5 million translated to U.S. dollars based on exchange rates at the date of acquisition) as of November 25, 2017. The contingent consideration is subject to revision until ultimately settled and such adjustments are recorded through the Company’s Statement of Operations. For the twelve months ended December 31, 2016, taskforce revenues were approximately €12 million ($13.3 million). Results of operations of taskforce are included in the Company’s consolidated statement of operations in the quarter ending November 25, 2017, including revenue of $3.7 million and pre-tax income of $0.3 million.

Subsequent to the end of the second quarter of fiscal 2018, the Company announced the completion of its acquisition of substantially all of the assets and assumption of certain liabilities of Accretive. Accretive is a professional services firm that provides expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organization in the U.S. and supports startups through its Countsy suite of back office services. The Company paid consideration of $19.4 million in cash subject to working capital adjustments and issued 1,150,000 shares of Resources Connection, Inc. common stock restricted for sale for four years. The Company expects EBITDA to increase after 9-12 months, driven by cost synergies that RGP expects to achieve by the end of calendar 2018, resulting from office consolidations, the elimination of redundant back-office functions and other specific cost reductions. Results of operations from this transaction will be included in the Company’s consolidated statement of operations beginning in the quarter ending February 24, 2018.

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

The following represents a summary of our critical accounting policies, defined as those policies we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 27, 2017.

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our goodwill is not subject to periodic amortization. This asset is considered to have an indefinite life and its carrying value is required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of this intangible asset in the future and this adjustment may materially affect the Company’s future financial results and financial condition.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.12 per share in the first and second quarter of fiscal 2018 and $0.11 per share in each quarter of fiscal 2017) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.7 years for non-officers and 8.2 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Six Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$156,738	$147,558	$297,924	$290,947
Direct cost of services	97,319	91,048	184,807	179,910

Gross margin	59,419	56,510	113,117	111,037
Selling, general and administrative expenses	47,498	46,056	94,913	89,670
Amortization of intangible assets	322	—	322	—
Depreciation expense	947	808	1,887	1,602

Income from operations	10,652	9,646	15,995	19,765
Interest expense	397	64	734	64
Interest income	(32)	(40)	(60)	(110)

Income before provision for income taxes	10,287	9,622	15,321	19,811
Provision for income taxes	2,149	3,930	5,071	8,481

Net income	$8,138	$5,692	$10,250	$11,330

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

	Three Months Ended		Six Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$8,138	$5,692	$10,250	$11,330
Adjustments:
Amortization of intangible assets	322	—	322	—
Depreciation expense	947	808	1,887	1,602
Interest expense	397	64	734	64
Interest income	(32)	(40)	(60)	(110)
Provision for income taxes	2,149	3,930	5,071	8,481

EBITDA	11,921	10,454	18,204	21,367
Stock-based compensation expense	1,450	1,855	3,062	3,150

Adjusted EBITDA	$13,371	$12,309	$21,266	$24,517

Revenue	$156,738	$147,558	$297,924	$290,947

Adjusted EBITDA Margin	8.5%	8.3%	7.1%	8.4%

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, which are used by management to assess the core performance of our Company, provide useful information to our investors because they are alternative financial measures investors can also use to assess the core performance of the Company and compare it to the Company’s peers. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

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

Three Months Ended November 25, 2017 Compared to Three Months Ended November 26, 2016

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $9.1 million, or 6.2%, to $156.7 million for the three months ended November 25, 2017 from $147.6 million for the three months ended November 26, 2016. On a constant currency basis, revenue increased 5.3%. Revenue in the second quarter of fiscal 2018 includes $3.7 million in revenue resulting from taskforce since its acquisition on August 31, 2017. Absent the taskforce revenue, revenue increased $5.4 million, or 3.7%. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Excluding taskforce for comparison purposes, bill rates improved 3.4% (2.5% on a constant currency basis) and hours worked increased 0.1% between the two periods. The Company experienced an upswing in revenue in certain industries and markets during the quarter; however, consistent with recent trends, the Company’s revenue in the financial services industry was down quarter-over-quarter. The timing of the result of efforts to improve our client penetration in the financial services industry is uncertain.

As presented in the table below, revenue increased in the second quarter of fiscal 2018 compared to the same quarter of fiscal 2017 in Europe and North America but declined in Asia Pacific. A portion of the European increase is due to the acquisition of taskforce discussed above (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	November 25, 2017	November 26, 2016	% Change	November 25, 2017	November 26, 2016
North America	$122,458	$120,052	2.0%	78.1%	81.4%
Europe	22,961	15,945	44.0%	14.7	10.8
Asia Pacific	11,319	11,561	(2.1)%	7.2	7.8

Total	$156,738	$147,558	6.2%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2017 second quarter conversion rates, international revenues would have been lower than reported under GAAP by approximately $1.3 million in the second quarter of fiscal 2018. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe and North America by 35.7% and 1.9%, respectively, while decreasing in Asia Pacific by 0.8%.

The number of consultants on assignment as of November 25, 2017 was 2,746 compared to 2,649 consultants engaged as of November 26, 2016. The number of consultants on assignment as of November 25, 2017 includes 60 consultants from the taskforce acquisition.

We operated 69 (26 abroad) offices as of November 25, 2017 and 67 (23 abroad) as of November 26, 2016; the change between the two years is the result of the addition of two offices acquired in the taskforce transaction and the formal establishment of offices in Zurich, Switzerland and Guangzhou, China since the end of the second quarter of fiscal 2017; these additions were offset by two office closures in the United States and one office closure in Canada.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services increased $6.3 million, or 6.9%, to $97.3 million for the three months ended November 25, 2017 from $91.0 million for the three months ended November 26, 2016. Direct cost of services includes consultant costs of $2.6 million related to the taskforce acquisition. Excluding the impact of taskforce, the increase in the amount of direct cost of services between the periods was primarily attributable to an increase of 3.4% in the average pay rate per hour between the two quarters and an increase in benefit costs of 3.5%; hours worked increased 0.1% between the two quarters. Currency fluctuations between the quarters increased direct cost of services by $0.9 million.

Direct cost of services as a percentage of revenue was 62.1% and 61.7% for the three months ended November 25, 2017 and November 26, 2016, respectively. The increase in the direct cost of services as a percentage of revenue between the two quarters was driven principally by the impact of taskforce’s higher direct cost of services percentage and to higher medical coverage expenses and unreimbursed “out of pocket” expenses, such as travel, in the fiscal 2018 quarter.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.3% and 31.2% for the quarters ended November 25, 2017 and November 26, 2016, respectively. The improved current quarter percentage is the result of leverage from the higher revenue in the second quarter of fiscal 2018. S, G & A increased to $47.5 million for the second quarter of fiscal 2018 from $46.1 million for the same period in the prior year. The second quarter of fiscal 2018 S, G & A includes $2.9 million of expenses as follows: approximately $0.4 million related to severance expenses, $0.7 million of acquisition related costs and $1.8 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. The prior year S, G & A included approximately $1.1 million in severance and $0.4 million in costs related to accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. Absent these costs in each period, S, G & A spend was approximately the same in each quarter. However, the second quarter of fiscal 2018 also includes S, G & A associated with the operations of taskforce of approximately $0.8 million.

Management and administrative headcount was 783 at the end of the second quarter of fiscal 2018 (including 17 from the taskforce acquisition) and 782 at the end of the second quarter of fiscal 2017.

Sequential Operations. On a sequential quarter basis, fiscal 2018 second quarter revenues increased approximately 11.0% (10.6% constant currency), from $141.2 million to $156.7 million. Revenue for fiscal 2018 includes $3.7 million from the acquisition of taskforce. Absent the taskforce revenue, revenue increased $11.8 million or 8.4%. Excluding taskforce, hours worked increased 7.8% while average bill rates improved 0.8% between the first and second quarter. The Company experienced consistent revenue growth during the Company’s second quarter compared to the first quarter; some of this growth is attributable to fewer consultants on holiday during the second quarter compared to the first quarter, which included the traditional summer vacation period. The Company’s sequential revenue increased in North America (5.6%), Europe (51.6%) and Asia Pacific (12.1%). On a constant currency basis, using the comparable first quarter fiscal 2018 conversion rates, sequential revenue increased in North America (5.6%), Europe (48.0%) and Asia Pacific (11.6%).

Direct cost of services as a percentage of revenue was 62.1% and 62.0% in the second and first quarters of fiscal 2018, respectively; the higher direct cost of services percentage in the second quarter is primarily the result of a 1.7% increase in average pay rate per hour, offset by a decrease in the amount of Company payroll tax expense typically experienced toward the end of the calendar year.

The ratio of S, G & A to revenue improved from 33.6% for the quarter ended August 26, 2017 to 30.3% for the quarter ended November 25, 2017. The ratio changed favorably because of improved leverage in the second quarter on a higher revenue base. Total spend in the second quarter of fiscal 2018 increased slightly to $47.5 million from $47.4 million in the previous quarter. The second quarter of fiscal 2018 S, G & A includes $2.9 million of expenses as follows: approximately $0.4 million related to severance expenses, $0.7 million of acquisition related costs and $1.8 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. The first quarter of fiscal 2018 S, G & A includes approximately $3.8 million of expenses as follows: approximately $1.4 million in severance expenses, approximately $0.7 million of acquisition related costs and approximately $1.7 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. Absent the S, G & A of taskforce of approximately $0.8 million in the second quarter fiscal 2018, spend was approximately the same in each quarter.

Amortization and Depreciation Expense. Amortization of intangible assets was $0.3 million in the second quarter of fiscal 2018 as a result of commencing amortization related to identifiable assets acquired in the August 31, 2017 purchase of taskforce. Those assets include: $1.9 million for customer relationships (amortized over 3 years), $2.0 million for tradenames (amortized over 10 years), $0.8 million for the database of potential consultants (amortized over 3 years) and $0.6 million for non-competition agreements (amortized over 3 years). The Company had no amortization expense in the second quarter of fiscal 2017. Based upon identified intangible assets recorded at November 25, 2017, the Company anticipates amortization expense related to identified intangible assets to approximate $1.0 million during the fiscal year ending May 26, 2018.

Depreciation expense was $0.9 million and $0.8 million in the second quarter of fiscal 2018 and 2017, respectively.

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

Total interest expense for the second quarter of fiscal 2018, including commitment fees, was approximately $0.4 million. During the second quarter of fiscal 2017 the Company incurred $0.1 million in total interest expense, as the Facility was only utilized for a portion of the quarter. As of November 25, 2017, the interest rate on the Company’s borrowings was 2.9% on one tranche of $24.0 million based on a 3-month LIBOR plus 1.50% and 2.8% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.50%. The Company’s interest income was $32,000 in the second quarter of fiscal 2018 compared to $40,000 for the same period of fiscal 2017. Interest income declined between the two periods as a result of the use of cash in the Dutch auction tender offer in November 2016, reducing amounts available for investment.

Income Taxes. The Company’s provision for income taxes was $2.1 million (effective tax rate of approximately 21%) and $3.9 million (effective tax rate of approximately 41%) for the three months ended November 25, 2017 and November 26, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes in both the second quarter of fiscal 2018 and 2017 resulted from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate decreased for the three months ended November 25, 2017 due to the reversal of valuation allowances that offset the deferred tax assets of certain foreign entities. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes may fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $0.2 million and $0.5 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2018 and 2017, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to disqualifying dispositions under the ESPP. However, the timing and amount of eligible disqualifying transactions under the ESPP cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Six Months Ended November 25, 2017 Compared to Six Months Ended November 26, 2016

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $7.0 million, or 2.4%, to $297.9 million for the six months ended November 25, 2017 from $290.9 million for the six months ended November 26, 2016. On a constant currency basis, revenue increased 2.0%. Revenue in the first half of fiscal 2018 includes $3.7 million in revenue resulting from taskforce since its acquisition on August 31, 2017. Absent the taskforce revenue, revenue increased $3.3 million or 1.1%. Excluding taskforce for comparison purposes, bill rates improved 2.5% (no difference in constant currency on a rounded basis) and hours worked decreased 1.7% between the two periods. During the first half of fiscal 2018, the Company experienced an upswing in revenue in certain industries and markets; however, consistent with recent trends, the Company’s revenue in the financial services industry was down year-over-year. The timing of the results of efforts to improve our client penetration in the financial services industry is uncertain.

As presented in the table below, revenue increased in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 in Europe and North America but declined in Asia Pacific (dollars in thousands):

	Revenue for the Six Months Ended			% of Total
	November 25, 2017	November 26, 2016	% Change	November 25, 2017	November 26, 2016
North America	$238,395	$238,028	0.2%	80.0%	81.8%
Europe	38,110	30,053	26.8%	12.8	10.3
Asia Pacific	21,419	22,866	(6.3)%	7.2	7.9

Total	$297,924	$290,947	2.4%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the conversion rates of the comparable fiscal 2017 period, international revenues would have been lower than reported under GAAP by approximately $1.1 million in the first half of fiscal 2018. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in Europe and North America by 22.3% and 0.1%, respectively, while decreasing in Asia Pacific by 4.5%.

Direct Cost of Services. Direct cost of services increased $4.9 million, or 2.7%, to $184.8 million for the six months ended November 25, 2017 from $179.9 million for the six months ended November 26, 2016. Direct cost of services includes consultant costs of $2.6 million related to the taskforce acquisition. Excluding the impact of taskforce, the increase in the amount of direct cost of services between the periods was primarily attributable to an increase in the average pay rate per hour of 3.4% (no difference on a rounded constant currency basis), an increase in benefit costs of 2.4% and an increase in reimbursable expenses of 8.3%. These increases were offset by a decrease in hours worked of 1.7%.

Direct cost of services as a percentage of revenue was 62.0% and 61.8% for the six months ended November 25, 2017 and November 26, 2016, respectively. The higher percentage in fiscal 2018 was primarily due to increased medical coverage expenses and a slight decrease in the bill rate/pay rate ratio.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 31.9% and 30.8% for the six months ended November 25, 2017 and November 26, 2016, respectively. The higher current quarter percentage is the result of higher spend in the first half of fiscal 2018 compared to the prior year. S, G & A increased to $94.9 million for the first half of fiscal 2018 from $89.7 million for the same period in the prior year. The first half of fiscal 2018 S, G & A includes $6.7 million of expenses as follows: approximately $1.8 million related to severance expenses, $1.4 million of acquisition related costs and $3.5 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. The first half of fiscal 2017 S, G & A includes approximately $1.5 million of severance related expenses. Absent these costs in each period, S, G & A spend was approximately the same for each six month period. However, the fiscal 2018 period also includes S, G & A associated with the operations of taskforce of approximately $0.8 million.

Amortization and Depreciation Expense. Amortization of intangible assets was $0.3 million in the first half of fiscal 2018 as a result of commencing amortization related to identifiable assets acquired in the August 31, 2017 purchase of taskforce. The Company had no amortization expense in the first half of fiscal 2017. Depreciation expense was $1.9 million for the six months ended November 25, 2017 compared to $1.6 million for the six months ended November 26, 2016.

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million Facility with Bank of America in October 2016. Total interest expense for the first half of fiscal 2018 was approximately $0.7 million, compared to $0.1 million in the first half of fiscal 2017 when the Facility was only accessed for a short period of time. The Company’s interest income was $60,000 in the first half of fiscal 2018 compared to $110,000 for the same period of fiscal 2017. Although rates have generally improved in the first half of fiscal 2018 compared to the same period in the prior year, interest income declined between the two periods as a result of the use of cash in the Dutch auction tender offer in November 2016, reducing amounts available for investment.

Income Taxes. The Company’s provision for income taxes was $5.1 million (effective tax rate of approximately 33%) and $8.5 million (effective tax rate of approximately 43%) for the six months ended November 25, 2017 and November 26, 2016, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes for the six months ended November 25, 2017 and November 26, 2016 resulted from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate decreased for the six months ended November 25, 2017 due to the reversal of valuation allowances that offset the deferred tax assets of certain foreign entities. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes may fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $0.6 million and $1.0 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the halves of fiscal 2018 and 2017, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to disqualifying dispositions under the ESPP. However, the timing and amount of eligible disqualifying transactions under the ESPP cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A.—Risk Factors. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to continue to increase cash flow from operations in the future will be, at least in part, dependent on continued improvement in global economic conditions. As of November 25, 2017, the Company had $56.3 million of cash and cash equivalents.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. See Note 6 – Long-Term Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Facility. As of November 25, 2017, the Company had borrowings of approximately $48.0 million under the Facility and approximately $1.0 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of November 25, 2017, the Company was in compliance with the financial covenants in the Facility.

Operating Activities

Operating activities for the six months ended November 25, 2017 provided cash of $1.6 million compared to $8.1 million for the six months ended November 26, 2016. Cash provided by operations in the first six months of fiscal 2018 resulted from net income of $10.3 million and non-cash items of $4.7 million. These amounts were partially offset by net unfavorable changes in operating assets and liabilities of $13.3 million due primarily to the increase in the balance of accounts receivable as of the end of the second quarter of fiscal 2018. In the first six months of fiscal 2017, cash provided by operations resulted from net income of $11.3 million and non-cash items of $4.6 million, partially offset by net unfavorable changes in operating assets and liabilities of $7.8 million. The primary driver of the change in cash provided by operations between the two periods was the increase in accounts receivable during fiscal 2018 combined with the decrease in net income in fiscal 2018, both of which negatively impacted cash. Non-cash items in both fiscal 2018 and fiscal 2017 include depreciation and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash used in investing activities was $4.2 million for the first six months of fiscal 2018, compared to a source of cash of $17.8 million in the comparable prior year period. The primary use of cash in fiscal 2018 was cash used to acquire taskforce of approximately $3.4 million, net of cash acquired. In the first six months of fiscal 2017, redemptions of short-term investments were $20.0 million as the Company accumulated cash from maturing investments in preparation for its November 2016 tender offer. The Company did not have money invested short-term during the first half of fiscal 2018. Purchases of property and equipment decreased approximately $1.5 million between the two periods as the Company had limited office relocation/refurbishment activities in the current year.

As described in Note 3 to the financial statements – Acquisitions - the purchase agreement for taskforce requires earn-out payments to be made. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15% (Adjusted EBITDA as defined in the purchase agreement). The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to the contingent consideration recognized at the date of acquisition was $6.5 million, of which the Company estimates $2.4 million will be payable based upon calendar year Adjusted EBITDA in March 2018.

Financing Activities

Net cash used in financing activities totaled $2.9 million and $57.4 million for the six months ended November 25, 2017 and November 26, 2016, respectively. Net cash used in financing activities for the six months ended November 25, 2017 included dividends paid on the Company’s common stock of $6.8 million, approximately $0.8 million lower than in the comparable period of the prior year. The Company’s dividend rate was $0.12 per common share in the first half of fiscal 2018, compared to $0.11 per common share in the first half of fiscal 2017. The Company’s board of directors declared a quarterly cash dividend of $0.12 per common share on July 27, 2017. The dividend of approximately $3.6 million, paid on December 14, 2017, is accrued in the Company’s Consolidated Balance Sheet as of November 25, 2017. The dividend paid in fiscal 2018 was lower because of the reduced number of outstanding shares of common stock after the Company’s modified Dutch auction tender offer in November 2016.

Net cash used in financing activities for the six months ended November 26, 2016 included $104.2 million, excluding transaction costs, used to purchase shares of our common stock in the modified Dutch auction tender offer, with $58.0 million of this amount borrowed under the Facility and the remainder funded from the Company’s existing cash balances. The Company also used $6.6 million to purchase an additional 443,256 shares of common stock on the open market during the first six months of fiscal 2017. The Company did not repurchase any shares during the six months ended November 25, 2017. Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $0.4 million lower in the first half of fiscal 2018 as compared to the comparable period of fiscal 2017.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in office premises and capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We currently believe our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to increase our use of our Facility. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 13- Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of November 25, 2017, we had approximately $56.3 million of cash and cash equivalents and $48.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBOR rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrow as of November 25, 2017 of $48.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended November 25, 2017, approximately 24% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 54% of our balances of cash and cash equivalents as of November 25, 2017 were denominated in U.S. dollars. The remaining 46% was comprised primarily of cash balances translated from Japanese Yen, Euros, Canadian Dollars, and Singapore Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 25, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 25, 2017. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 25, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Economic deterioration at one or more of our clients may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. However, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect the Company’s future financial results.

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

We cannot assure you we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and consultants and in offering pricing concessions. Some of our competitors in certain markets do not provide medical and other benefits to their consultants, thereby allowing them to potentially charge lower rates to clients. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.

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

Many of our engagements with our clients involve projects or services critical to our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability or damage to our reputation, which could adversely affect our business, operating results and financial condition. While we are not currently subject to any client-related legal claims which we believe are material, it remains possible, because of the nature of our business, we may be involved in litigation in the future that could materially affect our future financial results. Claims brought against us could have a serious negative effect on our reputation and on our business, financial condition and results of operations.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Currently we are embarking on several new strategic initiatives, including the implementation of a new operating model. Our ability to execute on those strategies may impact our ability to grow our current business. Since the first quarter of fiscal 2010, we have had difficulty sustaining consistent revenue growth either quarter-over-quarter or in sequential quarters. During fiscal 2017 and 2018, we closed two offices in select markets. There can be no assurance we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

•	grow our client base;

•	expand profitably into new geographies;

•	provide additional professional services offerings;

•	hire qualified and experienced consultants;

•	maintain margins in the face of pricing pressures;

•	manage costs; and

•	maintain or grow revenues and increase other service offerings from existing clients.

Even if we are able to resume more rapid growth in our revenue, the growth will result in new and increased responsibilities for our management as well as increased demands on our internal systems, procedures and controls, and our administrative, financial, marketing and other resources. For instance, a limited number of clients are requesting certain engagements be of a fixed fee nature rather than our traditional hourly time and materials approach, thus shifting a portion of the burden of financial risk and monitoring to us. Failure to adequately respond to these new responsibilities and demands may adversely affect our business, financial condition and results of operations.

Our ability to serve clients internationally is integral to our strategy and our international activities expose us to additional operational challenges we might not otherwise face.

Our international activities require us to confront and manage a number of risks and expenses we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

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

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. At various times, such professionals can be in great demand, particularly in certain geographic areas or if they have specific skill sets. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

•	provide our consultants with either full-time or flexible-time employment;

•	obtain the type of challenging and high-quality projects our consultants seek;

•	pay competitive compensation and provide competitive benefits; and

•	provide our consultants with flexibility as to hours worked and assignment of client engagements.

There can be no assurance we will be successful in accomplishing any of these factors and, even if we are, we cannot assure we will be successful in attracting and retaining the number of highly qualified and experienced consultants necessary to maintain and grow our business.

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

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. It is possible our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or client information others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Due to these factors, we believe quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock could decline.

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

Our management does not expect our internal control over financial reporting will prevent all errors or acts of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance the control system’s objectives will be met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraudulent acts may occur and not be detected.

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 27, 2017, we cannot assure you we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

Delaware corporate law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price future investors are willing to pay for your shares. These provisions:

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

We are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance the expense we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

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

We obtained a United States registration for our Resources Global Professionals service mark, Registration No. 3,298,841, registered September 25, 2007. However, our rights to this service mark are not currently protected in some of our foreign jurisdictions, and there is no guarantee any of our pending applications (or any appeals thereof or future applications) will be successful.

We had been aware from time to time of other companies using the name “Resources Connection” or some variation thereof and this contributed to our decision to adopt the operating company name of Resources Global Professionals. We obtained United States registration on our Resources Global Professionals service mark, Registration No. 3,298,841 registered September 25, 2007. However, our rights to this service mark are not currently protected in some of our foreign registrations, and there is no guarantee any of our pending applications for such registration (or any appeals thereof or future applications) will be successful. Although we are not aware of other companies using the name “Resources Global Professionals” at this time, there could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have service mark rights senior to ours. If these claims were successful, we could be forced to cease using the service mark “Resources Global Professionals” even if an infringement claim is not brought against us. It is also possible our competitors or others will adopt service names similar to ours or our clients will be confused by another company using a name, service mark or trademark similar to ours, thereby impeding our ability to build brand identity. We cannot assure you our business would not be adversely affected if confusion did occur or if we were required to change our name.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended November 25, 2017, we did not make any stock repurchases, as indicated in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program
August 27, 2017— September 23, 2017	—	$—	—	$125,103,123
September 24, 2017 — October 21, 2017	—	$—	—	$125,103,123
October 22, 2017 — November 25, 2017	—	$—	—	$125,103,123

Total August 27, 2017 — November 25, 2017	—	$—	—	$125,103,123

(1)	In July 2015, our board of directors approved a stock repurchase program authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

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

On December 4, 2017, in connection with the acquisition of substantially all of the assets and assumption of certain liabilities of Accretive and pursuant to the terms of the Sale and Purchase Agreement dated December 4, 2017, the Company issued 1,150,000 shares of its common stock to the stockholders of Accretive as partial consideration for the acquisition (“Accretive Stock Issuance”). The issuance of common stock in the Accretive Stock Issuance was not registered under the Securities Act. Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

See Note 3 – Acquisitions and Note 12 – Subsequent Event in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the taskforce and Accretive acquisition, respectively.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.19†*	Directors Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 4, 2018	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: January 4, 2018	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)