Form 10-Q
period 2018-02-24
RESOURCES CONNECTION INC
filed 2018-04-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2018

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

As of March 26, 2018, there were approximately 31,515,464 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 24, 2018	May 27, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,217	$62,329
Trade accounts receivable, net of allowance for doubtful accounts of $2,082 and $2,517 as of February 24, 2018 and May 27, 2017, respectively	125,795	98,222
Prepaid expenses and other current assets	6,895	4,395
Income taxes receivable	4,263	1,899

Total current assets	180,170	166,845
Goodwill	193,581	171,088
Intangible assets, net	19,758	—
Property and equipment, net	23,086	23,354
Deferred income taxes	1,609	973
Other assets	1,930	1,868

Total assets	$420,134	$364,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,631	$14,102
Accrued salaries and related obligations	43,081	49,241
Other liabilities	10,601	8,428

Total current liabilities	78,313	71,771
Long-term debt	63,000	48,000
Deferred income taxes	1,760	1,280
Other long-term liabilities	8,149	4,935

Total liabilities	151,222	125,986

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 61,125 and 58,992 shares issued, and 31,487 and 29,662 shares outstanding as of February 24, 2018 and May 27, 2017, respectively	611	590
Additional paid-in capital	426,501	398,828
Accumulated other comprehensive loss	(7,028)	(11,396)
Retained earnings	335,550	332,024
Treasury stock at cost, 29,638 and 29,330 shares as of February 24, 2018 and May 27, 2017, respectively	(486,722)	(481,904)

Total stockholders’ equity	268,912	238,142

Total liabilities and stockholders’ equity	$420,134	$364,128

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Revenue	$172,414	$143,844	$470,338	$434,791
Direct cost of services, primarily payroll and related taxes for professional services employees	109,904	91,597	294,711	271,507

Gross margin	62,510	52,247	175,627	163,284
Selling, general and administrative expenses	55,268	45,376	150,181	135,046
Amortization of intangible assets	1,004	—	1,326	—
Depreciation expense	1,089	909	2,976	2,511

Income from operations	5,149	5,962	21,144	25,727
Interest expense	542	351	1,276	415
Interest income	(34)	(16)	(94)	(126)

Income before provision for income taxes	4,641	5,627	19,962	25,438
Provision for income taxes	46	2,743	5,117	11,224

Net income	$4,595	$2,884	$14,845	$14,214

Net income per common share:
Basic	$0.15	$0.10	$0.49	$0.42

Diluted	$0.14	$0.09	$0.48	$0.41

Weighted average common shares outstanding:
Basic	31,440	29,764	30,473	33,916

Diluted	32,066	30,584	30,901	34,550

Cash dividends declared per common share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
COMPREHENSIVE INCOME:
Net income	$4,595	$2,884	$14,845	$14,214
Foreign currency translation adjustment, net of tax	2,263	509	4,368	(2,535)

Total comprehensive income	$6,858	$3,393	$19,213	$11,679

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 27, 2017	58,992	$590	$398,828	29,330	$(481,904)	$(11,396)	$332,024	$238,142
Exercise of stock options	390	4	4,903					4,907
Stock-based compensation expense			4,481					4,481
Issuance of common stock under Employee Stock Purchase Plan	339	3	3,947					3,950
Issuance of restricted stock	105	1	(1)					—
Issuance of restricted stock out of treasury stock to board of director members				(13)	298		(298)	—
Purchase of shares				321	(5,116)			(5,116)
Cash dividends declared ($0.36 per share)							(11,021)	(11,021)
Issuance of common stock for acquisition of Accretive	1,072	11	11,743					11,754
Issuance of common stock for acquisition of taskforce	227	2	2,600					2,602
Currency translation adjustment						4,368		4,368
Net income for the nine months ended February 24, 2018							14,845	14,845

Balances as of February 24, 2018	61,125	$611	$426,501	29,638	$(486,722)	$(7,028)	$335,550	$268,912

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 24,	February 25,
	2018	2017
Cash flows from operating activities:
Net income	$14,845	$14,214
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,302	2,511
Stock-based compensation expense	4,499	4,658
Loss on disposal of assets	12	20
Bad debt expense	709	214
Deferred income taxes	(156)	3,462
Changes in operating assets and liabilities:
Trade accounts receivable	(13,040)	(651)
Prepaid expenses and other current assets	(1,209)	(188)
Income taxes	(2,094)	(7,347)
Other assets	(23)	236
Accounts payable and accrued expenses	1,523	817
Accrued salaries and related obligations	(11,488)	(12,968)
Other liabilities	(134)	1,948

Net cash (used in) provided by operating activities	(2,254)	6,926

Cash flows from investing activities:
Redemption of short-term investments	—	24,957
Proceeds from sale of property and equipment	4	215
Acquisition of Accretive	(20,047)	—
Acquisition of taskforce, net of cash acquired	(3,423)	—
Purchase of property and equipment	(1,620)	(4,039)

Net cash (used in) provided by investing activities	(25,086)	21,133

Cash flows from financing activities:
Proceeds from exercise of stock options	4,907	3,653
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,951	4,497
Purchase of common stock	(5,116)	(118,886)
Proceeds from Revolving Credit Facility	15,000	58,000
Repayment on Revolving Credit Facility	—	(10,000)
Debt issuance costs	—	(190)
Cash dividends paid	(10,509)	(10,859)

Net cash provided by (used) in financing activities	8,233	(73,785)

Effect of exchange rate changes on cash	(5)	(756)

Net decrease in cash	(19,112)	(46,482)
Cash and cash equivalents at beginning of period	62,329	91,089

Cash and cash equivalents at end of period	$43,217	$44,607

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 24, 2018 and February 25, 2017

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2018 and 2017 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 24, 2018 and February 25, 2017 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2017 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.9 million and $2.5 million for the three months ended February 24, 2018 and February 25, 2017, respectively, and $8.4 million and $7.3 million for the nine months ended February 24, 2018 and February 25, 2017, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
	2018	2017	2018	2017
Net income	$4,595	$2,884	$14,845	$14,214

Basic:
Weighted average shares	31,440	29,764	30,473	33,916

Diluted:
Weighted average shares	31,440	29,764	30,473	33,916
Potentially dilutive shares	626	820	428	634

Total dilutive shares	32,066	30,584	30,901	34,550

Net income per common share:
Basic	$0.15	$0.10	$0.49	$0.42
Dilutive	$0.14	$0.09	$0.48	$0.41
Anti-dilutive shares not included above	4,166	4,189	4,872	4,678

Stock-Based Compensation

The Company recognizes compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock grants, restricted stock units (“RSUs”) and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

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

3. Acquisitions

On December 4, 2017, the Company announced the completion of its acquisition of substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive is a professional services firm that provides expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supports startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued approximately 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company common stock will be paid or issued, subject to working capital adjustments. The amounts due upon working capital adjustments are estimated at $0.1 million in cash and 108,000 additional shares of common stock and are accrued as a liability on the balance sheet as of February 24, 2018.

In accordance with the accounting requirements of Accounting Standard Codification 805, “Business Combinations,” (“ASC 805”), the Company made an initial allocation of the purchase price of Accretive based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. The Company’s initial purchase price allocation considers a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded intangible assets including $12.7 million for customer relationships (amortized over eight years) and $2.5 million for tradenames (amortized over three years). The Company also provisionally recorded approximately $11.5 million of goodwill. The goodwill and other intangibles recognized in this transaction are deductible for tax purposes.

The operations of Accretive contributed approximately $17.3 million to revenue and approximately $1.1 million to earnings before amortization and depreciation for the quarter ended February 24, 2018.

The Company incurred approximately $0.2 million and $0.9 million of transaction costs related to the Accretive and taskforce acquisitions during the three and nine months ended February 24, 2018, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

The following table summarizes the consideration paid for Accretive and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share and per share amounts):

Cash	$20,047
Common stock—1,072,474 shares @ $10.96 (closing price on acquisition date discounted for restriction on sale)	11,754

Total	$31,801

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Accounts receivable	$11,358
Prepaid expenses and other current assets	1,084
Intangible assets	15,200
Property and equipment, net	997

Total identifiable assets	28,639

Accounts payable and accrued expenses	3,635
Accrued salaries and related obligations	4,591
Other current liabilities	148

Total liabilities assumed	8,374

Net identifiable assets acquired	20,265
Goodwill	11,536

Net assets acquired	$31,801

On August 31, 2017, the Company acquired taskforce – Management on Demand AG (“taskforce”), a German professional services firm, founded in 2007, that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition ), in a combination of cash and restricted stock. U.S. dollar equivalents related to the acquisition of taskforce are based on acquisition date exchange rates.

In addition, the purchase agreement of taskforce requires earn-out payments to be made based on performance in calendar 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to pay the contingent consideration for calendar 2017, 2018 and 2019 is €5.7 million (approximately $7.0 million) as of February 24, 2018. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. No adjustments were made to the estimated contingent consideration payable in the quarter ended February 24, 2018 except for accretion expense for the passage of time. The Company paid the portion related to Adjusted EBITDA of calendar 2017 of €2.1 million (approximately $2.6 million) in March 2018.

In accordance with the accounting requirements of ASC 805, the Company made an initial allocation of the purchase price of taskforce based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration obligation, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The Company’s initial purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets including approximately $1.9 million for customer relationships (amortized over 3 years), $2.0 million for tradenames (amortized over 10 years), $0.8 million for the database of potential consultants (amortized over 3 years) and $1.0 million for non-competition agreements (amortized over 3 years). The Company also provisionally recorded approximately $8.8 million of goodwill. The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.

The following table summarizes the consideration for the acquisition of taskforce and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share and per share amounts):

Cash	$4,274
Common stock—226,628 shares @ $11.48 (closing price on acquisition date discounted for restriction on sale)	2,602
Estimated initial contingent consideration	6,514

Total	$13,390

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$974
Accounts receivable	1,930
Prepaid expenses and other current assets	45
Intangible assets	5,727
Property and equipment, net	39

Total identifiable assets	8,715

Accounts payable and accrued expenses	2,116
Accrued salaries and related obligations	16
Other current liabilities	140

Total liabilities assumed	2,272

Net identifiable assets acquired	6,443
Deferred tax liability	(1,815)
Goodwill	8,762

Net assets acquired	$13,390

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization as of February 24, 2018. The Company had no amortizable intangible assets as of May 27, 2017 (in thousands):

	As February 24, 2018
		Accumulated
	Gross	Amortization	Net
Customer contracts & relationships (3-8 years)	$14,667	$(722)	$13,945
Tradenames (3-10 years)	4,590	(317)	4,273
Consultant list (3 years)	862	(143)	719
Non-compete agreements (3 years)	984	(163)	821

Total	$21,103	$(1,345)	$19,758

The intangible assets described above are based upon the provisional estimate of the allocation of the purchase price of Accretive and taskforce discussed in Note 3 –Acquisitions.

The Company recorded amortization expense for the quarter ended February 24, 2018 of $1.0 million. Future estimated intangible asset amortization expense (based on existing intangible assets) is $2.3 million, $3.9 million, $3.9 million, $2.5 million and $1.8 million for the years ending May 26, 2018, May 25, 2019, May 30, 2020, May 29, 2021 and May 28, 2022, respectively. The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Nine Months Ended
	February 24,	February 25,
	2018	2017
Goodwill, beginning of year	$171,088	$171,183
Acquisitions—taskforce (see Note 3)	8,762	—
Acquisitions—Accretive (see Note 3)	11,536	—
Impact of foreign currency exchange rate changes	2,195	(1,115)

Goodwill, end of period	$193,581	$170,068

5. Income Taxes

On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. As the Company’s fiscal year 2018 ends on May 26, 2018, the lower rate is phased in, resulting in a U.S. statutory federal tax rate of approximately 29.4% for fiscal 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 which allows the Company to record provisional amounts related to the impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend one year from date of enactment. For the three months ended February 24, 2018, the Company recorded a tax benefit of $1.1 million due to re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized (29.4% in fiscal 2018 and 21% thereafter). The estimated tax benefit of the statutory federal rate reduction applied to the Company’s U.S. earnings for the quarter is approximately $0.3 million. Additionally, applying the reduced statutory federal rate of 29.4% to the Company’s U.S. earnings for the six months ended November 25, 2017 resulted in a reduction to income tax expense of $0.8 million. These provisional estimates are subject to change upon release of further guidance from regulatory authorities, and the Company’s final determination of deferred tax balances is subject to re-measurement at the end of fiscal 2018. The Tax Reform Act also provides for a mandatory one-time “transition tax” on certain accumulated earnings of foreign subsidiaries. It was determined that the transition tax does not impact the Company’s provision for income taxes as its aggregate foreign deficits exceed its foreign profits.

The Company’s provision for income taxes was $46,000 (effective tax rate of approximately 1%) and $2.7 million (effective tax rate of approximately 49%) for the three months ended February 24, 2018 and February 25, 2017, respectively and $5.1 million (effective tax rate of approximately 26%) and $11.2 million (effective tax rate of approximately 44%) for the nine months ended February 24, 2018 and February 25, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three and nine months ended February 24, 2018 and February 25, 2017 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The effective tax rate decreased for the three months ended February 24, 2018 due to the reduction in the U.S. statutory federal tax rate and re-measurement of U.S. deferred tax assets and liabilities as a result of the Tax Reform Act.

The Company recognized a benefit of approximately $0.2 million and $0.7 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the third quarter of fiscal 2018 and 2017, respectively, and approximately $0.8 million and $1.7 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the nine months ended February 24, 2018 and February 25, 2017, respectively.

6. Long-Term Debt

In October 2016, the Company entered into a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility, which includes a $5 million sublimit for the issuance of standby letters of credit (“Revolving Loan”), and (ii) a $30 million reducing revolving loan facility, any amounts of which may not be reborrowed after being repaid (“Reducing Revolving Loan”). The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of, at the Company’s option, either (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50%, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of February 24, 2018.

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

The Company’s borrowings on the Facility were $63.0 million as of February 24, 2018; in the third quarter of fiscal 2018, the Company borrowed $15.0 million to fund the purchase of Accretive and in November 2016, the Company borrowed $58.0 million to fund a portion of the purchase price of its modified Dutch auction tender offer, repaying $10.0 million in the third quarter of fiscal 2017. In addition, the Company has $1.0 million of outstanding letters of credit issued under the Facility. The Company has $26.0 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of February 24, 2018. As of February 24, 2018, the interest rate on the Company’s borrowings was 3.5% on a tranche of $24.0 million (6-month LIBOR plus 1.50%), 3.2% on a tranche of $24.0 million (3-month LIBOR plus 1.50%) and 3.2% on a tranche of $15.0 million (3-month LIBOR plus 1.5%).

7. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended February 24, 2018, the Company purchased 320,822 shares of its common stock on the open market at an average price of $15.95 per share, for approximately $5.1 million. As of February 24, 2018, approximately $120.0 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

8. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	For the Nine Months Ended
	February 24,	February 25,
	2018	2017
Income taxes paid	$9,189	$15,116

Interest paid	$1,202	$292

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$—	$1,026
Acquisition of taskforce:
Issuance of common stock	$2,602	$—
Liability for contingent consideration	$6,952	$—
Acquisition of Accretive:
Issuance of common stock	$11,754	$—
Dividends declared, not paid	$3,780	$3,295

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, RSUs and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of February 24, 2018, 1,857,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

Awards under the 2014 Plan may include, but are not limited to, stock options, RSUs and restricted stock grants. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. Awards of RSUs and restricted stock under the 2014 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

On January 1, 2018, the Company adopted the Directors Deferred Compensation Plan, which provides the members of our board of directors who are not officers or employees of the Company the opportunity to defer certain compensation and equity awards paid or granted for their service in the form of stock units (“Stock Units”). The Stock Units are used solely as a device for determining the amount of cash benefit to eventually be paid to the director. Each has the same value as one share of Resources Connection, Inc. common stock. Stock Units must be retained until the director leaves the board of directors, at which time the cash value of the Stock Units are paid out. Additional Stock Units are credited to reflect dividends paid on shares of Resources Connection, Inc. common stock. Stock Units credited to a director pursuant to an election to defer compensation (and any dividend equivalents credited thereon) are fully vested at all times. Stock Units credited to a director pursuant to an election to defer an equity award are subject to the vesting conditions applicable to the equity award, except that dividend equivalents credited to a director with respect to such Stock Units are vested at all times. These liability classified awards are re-measured at each reporting date and on settlement using the closing price of the Company’s common stock on that date. Any change in fair value is recorded as stock-based compensation expense in the period. We recognize stock-based compensation on these Stock Units using the straight-line method over the requisite service period.

The following table summarizes the stock option activity for the nine months ended February 24, 2018 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 27, 2017	7,164	$15.08	5.56	$1,696
Granted, at fair market value	996	$15.80
Exercised	(390)	$12.57
Forfeited	(146)	$14.75
Expired	(233)	$19.18

Outstanding at February 24, 2018	7,391	$15.19	5.49	$9,823

Exercisable at February 24, 2018	4,986	$15.26	3.99	$8,015

Vested and expected to vest at February 24, 2018	7,121	$15.18	5.34	$9,736

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2018 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 24, 2018. This amount will change based on changes in the fair market value of the Company’s common stock. The total pre-tax intrinsic value related to stock options exercised during the three months ended February 24, 2018 and February 25, 2017 was $0.9 million and $0.5 million, respectively, and for the nine months ended February 24, 2018 and February 25, 2017 was $1.3 million and $1.0 million, respectively.

Stock-Based Compensation Expense

As of February 24, 2018, there was $7.4 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 33 months. Stock-based compensation expense included in selling, general and administrative expenses was $1.4 million and $1.5 million for the three months ended February 24, 2018 and February 25, 2017, respectively, and $4.5 million and $4.7 million for the nine months ended February 24, 2018 and February 25, 2017, respectively. These amounts consisted of stock-based compensation expense related to employee stock options employee stock purchases made via the ESPP and restricted stock awards. In addition, commencing in the third quarter of fiscal 2018, stock-based compensation expense includes expense related to Stock Units credited under the Directors Deferred Compensation Plan. For the three and nine months ended February 24, 2018, this expense was $18,000. As of February 24, 2018, there were 31,945 Stock Units not vested, with approximately $0.5 million of remaining unrecognized compensation cost. There were no capitalized share-based compensation costs during the nine months ended February 24, 2018 or February 25, 2017.

The Company granted 37,778 shares and 117,588 shares of restricted stock during the three and nine months ended February 24, 2018, respectively, and 110,987 shares and 127,720 shares of restricted stock during the three and nine months ended February 25, 2017, respectively. Stock-based compensation expense for existing restricted stock awards was $0.4 million and $0.2 million for the three months ended February 24, 2018 and February 25, 2017, respectively, and $1.0 million and $0.6 million for the nine months ended February 24, 2018 and February 25, 2017, respectively. As of February 24, 2018, there were 235,003 unvested restricted shares, with approximately $3.5 million of remaining unrecognized compensation cost.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. The Company issued 339,000 and 359,000 shares of common stock pursuant to the ESPP during the nine months ended February 24, 2018 and the year ended May 27, 2017, respectively. There were 579,000 shares of common stock available for issuance under the ESPP as of February 24, 2018.

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

	Revenue for the Three Months Ended		Revenue for the Nine Months Ended		Long-Lived Assets (1) as of
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017	February 24, 2018	May 27, 2017
United States	$134,334	$116,920	$366,902	$350,205	$199,446	$173,781
The Netherlands	4,275	3,992	12,717	12,683	19,759	18,036
Other	33,805	22,932	90,719	71,903	17,220	2,625

Total	$172,414	$143,844	$470,338	$434,791	$236,425	$194,442

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

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

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that core principle and requires additional disclosures. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective approach/cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, in March 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain areas and adds some practical expedients. The effective date for this ASU is the same as the effective date for ASU 2014-09, (for the Company, the first day of fiscal 2019). The Company is in the process of completing its evaluation of how it currently recognizes revenue compared to the accounting treatment required under the new guidance. During this process, the Company reviewed client contracts and types of revenue transactions to determine the impact of the accounting treatment under the new guidance. Based on current information available, the Company believes adoption of the guidance will not have a material impact on its Consolidated Financial Statements or internal controls, other than required expanded disclosures. The Company will adopt the new guidance beginning May 27, 2018, using the modified retrospective approach, which recognizes the cumulative effect (if any) of application on that date.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to review carefully the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A, Risk Factors below and in our Annual Report on Form 10-K for the year ended May 27, 2017 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

RGP is a multinational professional services firm that provides agile consulting services to its global client base who are faced with disruption, business transformation and compliance issues. We bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. We assist our clients with projects requiring specialized expertise in:

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of February 24, 2018, we served clients from offices in 21 countries, including 26 international offices and 48 offices in the United States. During the third quarter of fiscal 2018, we added five offices in the U.S. as a result of our acquisition of substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”) discussed below. Our global footprint allows the Company to support the global initiatives of our multinational client base.

The Company continues to make progress against its strategic initiatives announced in April 2017. During the third quarter of fiscal 2018, the Company further advanced its initiative to cultivate a more sophisticated and robust sales culture. RGP continued the initiative to roll out enhanced training initiatives and new compensation programs to drive accountability and profitable growth. The Company has completed other facets of this initiative, including the alignment of the Company’s sales process and the establishment of an enterprise-wide Business Development function. Another initiative, the Company’s Strategic Client Program, with a dedicated account team for certain high profile clients with world-wide operations, is performing well with revenue of clients in this program up 9.0% year over year. RGP expects to substantially complete its sales culture transformation by the end of the fiscal year.

In addition, the Company believes it made good progress on further building its national business development function targeting the middle market, where the Company sees significant growth opportunities. The Company has now completed deployment of Salesforce across all of its markets, and continues to leverage this platform to improve the organization’s ability to drive and coordinate business development globally. The acquisition of Accretive in December 2017 will also enhance the Company’s capabilities in the middle market.

The Company is close to completing its second initiative to redesign the Company’s business model to enhance its client offerings, with a focus on building its integrated solutions capabilities and delivering multi-disciplinary offerings to its clients in three areas of focus –Transaction Services, Technical Accounting Services, and Data & Analytics. In the second quarter of fiscal 2018, the Company implemented the new operating model for sales, talent and integrated solutions within RGP for all of North America. We believe this effort has already delivered improved revenue growth and the Company expects this upward performance trend to continue throughout fiscal year 2018.

With respect to the cost containment initiative, the Company remains focused on improving leverage of its selling general and administrative expenses (“S, G & A”) as a percentage of revenue and cost synergies in the core business and with the Accretive acquisition. The impact of certain headcount reductions made in fiscal 2017 have been masked by one-time expenses during the first nine months of the fiscal year incurred for severance, acquisition and sales transformation. RGP remains committed to managing its cost structure to achieve improved S, G & A performance as measured against revenue.

On December 4, 2017, the Company completed its acquisition of substantially all of the assets and assumption of certain liabilities of Accretive. Accretive is a professional services firm that provides expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supports startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due, subject to working capital adjustments. As of February 24, 2018, the amounts due upon working capital adjustments are estimated at $0.1 million in cash and 108,000 additional shares of common stock and are accrued as a liability on the balance sheet as of February 24, 2018. The Company expects EBITDA to increase after 9-12 months, driven by cost synergies that RGP expects to achieve from this acquisition by the end of calendar 2018, resulting from office consolidations, the elimination of redundant back-office functions and other specific cost reductions. Results of operations of Accretive are included in the Company’s consolidated statement of operations for the quarter ended February 24, 2018, including revenue of $17.3 million and income before amortization and depreciation of $1.1 million. The Company intends to integrate all aspects of Accretive into its business model effective May 27, 2018, the beginning of fiscal 2019.

During the second quarter of fiscal 2018, the Company completed its acquisition of taskforce, a German based professional services firm founded in 2007 that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million translated to U.S. dollars based on the exchange rates at the date of acquisition) for all of the outstanding shares of taskforce in a combination of cash and restricted stock. In addition, the purchase agreement requires additional earn-out payments resulting from application of a formula based upon Adjusted EBITDA (as defined in the purchase agreement) for calendar years 2017, 2018 and 2019. The estimated fair value of these additional earn-out payments are recorded as contingent consideration at a discounted liability in the Company’s Consolidated Balance Sheet for €5.7 million (approximately $7.0 million translated to U.S. dollars based on the exchange rates at the date of acquisition) as of February 24, 2018. The initial payment for calendar 2017 of €2.1 million was made March 28, 2018. The remaining contingent consideration is subject to revision until ultimately settled and such adjustments are recorded through the Company’s Statement of Operations.

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

	Three Months Ended		Nine Months Ended
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$172,414	$143,844	$470,338	$434,791
Direct cost of services	109,904	91,597	294,711	271,507

Gross margin	62,510	52,247	175,627	163,284
Selling, general and administrative expenses	55,268	45,376	150,181	135,046
Amortization of intangible assets	1,004	—	1,326	—
Depreciation expense	1,089	909	2,976	2,511

Income from operations	5,149	5,962	21,144	25,727
Interest expense	542	351	1,276	415
Interest income	(34)	(16)	(94)	(126)

Income before provision for income taxes	4,641	5,627	19,962	25,438
Provision for income taxes	46	2,743	5,117	11,224

Net income	$4,595	$2,884	$14,845	$14,214

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

	Three Months Ended		Nine Months Ended
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
	(Amounts in thousands)		(Amounts in thousands)
Net income	$4,595	$2,884	$14,845	$14,214
Adjustments:
Amortization of intangible assets	1,004	—	1,326	—
Depreciation expense	1,089	909	2,976	2,511
Interest expense	542	351	1,276	415
Interest income	(34)	(16)	(94)	(126)
Provision for income taxes	46	2,743	5,117	11,224

EBITDA	7,242	6,871	25,446	28,238
Stock-based compensation expense	1,437	1,508	4,499	4,658

Adjusted EBITDA	$8,679	$8,379	$29,945	$32,896

Revenue	$172,414	$143,844	$470,338	$434,791

Adjusted EBITDA Margin	5.0%	5.8%	6.4%	7.6%

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

Three Months Ended February 24, 2018 Compared to Three Months Ended February 25, 2017

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $28.6 million, or 19.9%, to $172.4 million for the three months ended February 24, 2018 from $143.8 million for the three months ended February 25, 2017. On a constant currency basis, revenue increased 17.6%. Revenue in the third quarter of fiscal 2018 includes $17.3 million in revenue resulting from Accretive operations since the acquisition on December 4, 2017 and $3.8 million in revenue resulting from taskforce, acquired in the second quarter of fiscal 2018. Excluding the revenue of Accretive and taskforce (the “acquisitions”), revenue increased $7.5 million, or 5.2%. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Excluding the acquisitions for comparison purposes, bill rates improved

3.4% (1.7% on a constant currency basis) and hours worked increased 2.1% between the two periods. The Company experienced an upswing in revenue in certain industries and markets during the quarter compared to the prior year quarter; however, consistent with recent trends, the Company’s revenue in the financial services industry was down quarter-over-quarter. The timing of the result of efforts to improve our client penetration in the financial services industry is uncertain.

As presented in the table below, revenue increased in the third quarter of fiscal 2018 compared to the same quarter of fiscal 2017 in North America, Europe and Asia Pacific (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	February 24, 2018	February 25, 2017	% Change	February 24, 2018	February 25, 2017
North America	$137,953	$119,126	15.8%	80.0%	82.8%
Europe	23,149	14,381	61.0%	13.4	10.0
Asia Pacific	11,312	10,337	9.4%	6.6	7.2

Total	$172,414	$143,844	19.9%	100.0%	100.0%

As noted above, a portion of the North America increase is due to the acquisition of Accretive and a portion of the European increase is due to the acquisition of taskforce. Without the acquisitions’ revenue in the third quarter of fiscal 2018, North America and Europe increased 1.3% and 34.4%, respectively.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2017 third quarter conversion rates, international revenues would have been lower than reported under GAAP by approximately $3.2 million in the third quarter of fiscal 2018. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America, Europe and Asia Pacific by 15.6%, 43.6% and 5.2%, respectively.

The number of consultants on assignment as of February 24, 2018 was 3,143 compared to 2,611 consultants engaged as of February 25, 2017. The number of consultants on assignment as of February 24, 2018 includes 402 and 48 consultants from the Accretive and taskforce acquisitions, respectively.

We operated 74 (26 abroad) offices as of February 24, 2018 and 67 (23 abroad) as of February 25, 2017; the change between the two years is the result of the addition of five offices acquired in the Accretive transaction, two offices acquired in the taskforce acquisition and the formal establishment of offices in Zurich, Switzerland and Guangzhou, China, offset by three office closures.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services increased $18.3 million, or 20.0%, to $109.9 million for the three months ended February 24, 2018 from $91.6 million for the three months ended February 25, 2017. Currency fluctuations between the quarters increased direct cost of services by $1.8 million. Direct cost of services includes consultant costs of $13.2 million related to the acquisitions. Excluding the impact of the acquisitions, direct cost of services increased 5.6% between the periods, primarily attributable to an increase of 5.1% in the average pay rate per hour between the two quarters (3.4% increase on a constant currency basis), partially offset by a decrease in benefit costs of 2.6% (primarily driven by lower medical costs); hours worked increased 2.1% between the two quarters.

Direct cost of services as a percentage of revenue was 63.7% for both the three months ended February 24, 2018 and February 25, 2017. The direct cost of services as a percentage of revenue remained the same between the two quarters with an unfavorable decrease in the bill/pay ratio offset by lower medical costs for the three months ended February 24, 2018. The acquisitions did not affect this analysis.

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 32.1% and 31.5% for the quarters ended February 24, 2018 and February 25, 2017, respectively. S, G & A increased to $55.3 million for the third quarter of fiscal 2018 from $45.4 million for the same period in the prior year, partly attributable to direct S, G & A of the acquisitions of $6.2 million. Absent those costs, S, G & A increased $3.7 million or 8.1% compared to the prior year quarter. Additional costs incurred in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 include $3.6 million of expenses as follows: approximately $0.7 million related to severance expenses, $0.2 million of acquisition-related costs and $2.7 million related to costs of the Company’s on-going transformation and integration of the acquisitions in accordance with its strategic initiatives to drive revenue growth and improve cost containment. There were no severance or other initiative-driven costs included in S, G & A for the comparable period of the prior year. Absent the fiscal 2018 third quarter additional costs and S, G & A of the acquisitions, S, G & A spend was approximately the same for both quarters.

Management and administrative headcount was 890 at the end of the third quarter of fiscal 2018 (including 108 from the acquisitions) and 783 at the end of the third quarter of fiscal 2017.

Sequential Operations. On a sequential quarter basis, fiscal 2018 third quarter revenues increased approximately 10.0% (9.6% constant currency), from $156.7 million to $172.4 million. Revenue for the third quarter of fiscal 2018 includes $21.1 million from the acquisitions. Absent revenue from the acquisitions, revenue decreased $1.8 million or 1.2%. Third quarter revenue declined primarily because of the Christmas, New Year’s and Chinese New Year’s holidays while the only significant holiday in the second quarter was Thanksgiving in the U.S. Excluding the acquisitions, hours worked decreased 0.8% while average bill rates remained the same between the second and third quarter. The remaining decrease is attributable primarily to decreases in non-hourly revenue, primarily client reimbursement revenue. Excluding Accretive, the Company’s sequential revenue increased in Europe (0.8%) and decreased in North America (1.5%) and Asia Pacific (0.1%). On a constant currency basis, using the comparable second quarter fiscal 2018 conversion rates, sequential revenue decreased in North America (1.4%), Europe (1.4%) and Asia Pacific (1.2%).

Direct cost of services as a percentage of revenue was 63.7% and 62.1% in the third and second quarters of fiscal 2018, respectively; the higher direct cost of services percentage in the third quarter is primarily the result of a 1.6% increase in average pay rate per hour and an increase in the amount of Company payroll tax expense typically experienced with the beginning of a new calendar year.

S, G & A as a percentage of revenue was 32.1% for the third quarter of fiscal 2018 compared to 30.3% for the second quarter of fiscal 2018. The ratio changed because of higher spend in the third quarter. Spend in the third quarter increased $7.8 million to $55.3 million from $47.5 million in the previous quarter, including approximately $5.2 million from operations of Accretive. The third quarter of fiscal 2018 S, G & A also includes approximately $3.6 million of expenses as follows: approximately $0.7 million in severance expenses, approximately $0.2 million of acquisition-related costs and approximately $2.7 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. The second quarter of fiscal 2018 S, G & A includes $2.9 million of expenses as follows: approximately $0.4 million related to severance expenses, $0.7 million of acquisition-related costs and $1.8 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. Absent these items and the S, G & A of Accretive, S, G & A spend increased between the quarters primarily due to higher payroll related taxes with the reset of limit rates at the beginning of the new calendar year and an increase in the provision for uncollectable accounts.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.0 million in the third quarter of fiscal 2018 as a result of commencing amortization related to identifiable intangible assets acquired in the December 4, 2017 acquisition of Accretive as well as a full quarter of amortization related to identifiable intangible assets acquired in the second quarter acquisition of taskforce. Those assets identified based upon the provisional estimate of purchase price of Accretive include: $12.7 million for customer relationships (amortized over eight years) and $2.5 million for tradenames (amortized over three years). The Company had no amortization expense in the third quarter of fiscal 2017. Based upon identified intangible assets recorded at February 24, 2018, the Company anticipates amortization expense related to identified intangible assets of approximately $2.3 million during the fiscal year ending May 26, 2018.

Depreciation expense was $1.1 million and $0.9 million in the third quarter of fiscal 2018 and 2017, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the purchase of Accretive.

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

Total interest expense for the third quarter of fiscal 2018, including commitment fees, was approximately $0.5 million compared to $0.4 million in the prior year third quarter. The increase in the third quarter of fiscal 2018 is the result of interest on incremental borrowings of $15.0 million to finance a portion of the acquisition of Accretive and higher interest rates. As of February 24, 2018, the interest rate on the Company’s borrowings was 3.5% on a tranche of $24.0 million (6-month LIBOR plus 1.50%), 3.2% on a tranche of $24.0 million (3-month LIBOR plus 1.50%) and 3.2% on a tranche of $15.0 million (3-month LIBOR plus 1.5%). The Company’s interest income was $34,000 in the third quarter of fiscal 2018 compared to $16,000 for the same period of fiscal 2017.

Income Taxes. The Company’s provision for income taxes was $46,000 (effective tax rate of approximately 1%) and $2.7 million (effective tax rate of approximately 49%) for the three months ended February 24, 2018 and February 25, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. As the Company’s fiscal year 2018 ends on May 26, 2018, the lower rate is phased in, resulting in a U.S. statutory federal tax rate of approximately 29.4% for fiscal year 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 which allows the Company to record provisional amounts related to the impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend one year from date of enactment. For the three months ended February 24, 2018, the Company recorded a tax benefit of $1.1 million due to re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized (29.4% in fiscal 2018 and 21% thereafter). The estimated tax benefit of the statutory federal rate reduction applied to the Company’s U.S. earnings for the quarter is approximately $0.3 million. Additionally, applying the reduced statutory federal rate of 29.4% to the Company’s U.S. earnings for the six months ended November 25, 2017 resulted in a reduction to income tax expense of $0.8 million. These provisional estimates are subject to change upon release of further guidance from regulatory authorities and the Company’s final determination of deferred tax balances is subject to re-measurement at the end of fiscal 2018. The Tax Reform Act also provides for a mandatory one-time “transition tax” on certain accumulated earnings of foreign subsidiaries. It was determined that the transition tax does not impact the Company’s provision for income taxes as its aggregate foreign deficits exceed its foreign profits.

The provision for income taxes in both the third quarter of fiscal 2018 and 2017 resulted from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate decreased for the three months ended February 24, 2018 due to the reduction in the U.S. statutory federal tax rate and re-measurement of U.S. deferred tax assets and liabilities as a result of the Tax Reform Act. Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes may fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $0.2 million and $0.7 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the third quarter of fiscal 2018 and 2017, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to disqualifying dispositions under the ESPP. However, the timing and amount of eligible disqualifying transactions under the ESPP cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

Nine Months Ended February 24, 2018 Compared to Nine Months Ended February 25, 2017

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $35.5 million, or 8.2%, to $470.3 million for the nine months ended February 24, 2018 from $434.8 million for the nine months ended February 25, 2017. On a constant currency basis, revenue increased 7.2%. Revenue in the first nine months of fiscal 2018 includes $24.8 million in revenue resulting from the acquisitions during fiscal 2018. Absent revenue from the acquisitions, revenue increased $10.7 million or 2.5%. Excluding the acquisitions for comparison purposes, bill rates improved 2.5% (no difference in constant currency) and hours worked decreased 0.4% between the two periods. During the first nine months of fiscal 2018, the Company experienced an upswing in revenue in certain industries and markets; however, consistent with recent trends, the Company’s revenue in the financial services industry was down year-over-year. The timing of the results of efforts to improve our client penetration in the financial services industry is uncertain.

As presented in the table below, revenue increased in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 in Europe and North America but declined in Asia Pacific (dollars in thousands):

	Revenue for the
	Nine Months Ended			% of Total
	February 24,	February 25,	%	February 24,	February 25,
	2018	2017	Change	2018	2017
North America	$376,348	$357,154	5.4%	80.0%	82.2%
Europe	61,259	44,434	37.9%	13.0	10.2
Asia Pacific	32,731	33,203	(1.4)%	7.0	7.6

Total	$470,338	$434,791	8.2%	100.0%	100.0%

Without the acquisitions’ revenue for the first nine months of fiscal 2018, North America and Europe increased 0.5% and 21.0%, respectively.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the conversion rates of the comparable fiscal 2017 period, international revenues would have been lower than reported under GAAP by approximately $4.3 million in the first nine months of fiscal 2018. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America and Europe by 5.2% and 29.2%, respectively, while decreasing in Asia Pacific by 1.5%.

Direct Cost of Services. Direct cost of services increased $23.2 million, or 8.5%, to $294.7 million for the nine months ended February 24, 2018 from $271.5 million for the nine months ended February 25, 2017. Direct cost of services includes consultant costs of $15.8 million related to the acquisitions. Excluding the impact of the acquisitions, the increase in the amount of direct cost of services between the periods was primarily attributable to an increase in the average pay rate per hour of 3.4% (no difference on a constant currency basis), and an increase in reimbursable expenses of 6.0%. These increases were offset by a decrease in hours worked of 0.4%.

Direct cost of services as a percentage of revenue was 62.7% and 62.4% for the nine months ended February 24, 2018 and February 25, 2017, respectively. The higher percentage in fiscal 2018 was primarily due to an unfavorable shift in the bill rate/pay rate ratio of 30 basis points.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 31.9% and 31.1% for the nine months ended February 24, 2018 and February 25, 2017, respectively. The higher percentage for the nine months in fiscal 2018 is the result of increased spend in the first nine months of fiscal 2018 compared to the prior year. S, G & A increased to $150.2 million for fiscal 2018 from $135.0 million for the same period in the prior year. The first nine months of fiscal 2018 S, G & A includes $10.3 million of expenses as follows: approximately $2.5 million related to severance expenses, $1.6 million of acquisition related costs and $6.2 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. The first nine months of fiscal 2017 S, G & A includes approximately $1.5 million of severance related expenses. The fiscal 2018 period also includes S, G & A associated with the operations of the acquisitions of approximately $7.0 million. Absent these costs in each period, S, G & A spend was approximately the same for each period.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.3 million in the first nine months of fiscal 2018 as a result of commencing amortization related to identifiable intangible assets of the acquisitions. The Company had no amortization expense in the first nine months of fiscal 2017. Depreciation expense was $3.0 million for the nine months ended February 24, 2018 compared to $2.5 million for the nine months ended February 25, 2017.

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million Facility with Bank of America in October 2016. Total interest expense for the first nine months of fiscal 2018 was approximately $1.3 million, compared to $0.4 million in the first nine months of fiscal 2017. The increase is attributable to the Facility being used for a shorter period of time in fiscal 2017, interest on incremental borrowings of $15.0 million to finance a portion of the acquisition of Accretive and increasing interest rates during fiscal 2018. The Company’s interest income was $94,000 in the first nine months of fiscal 2018 compared to $126,000 for the same period of fiscal 2017. Although rates have generally improved during fiscal 2018 compared to the same period in the prior year, interest income declined between the two periods as a result of the use of cash in the Dutch auction tender offer in November 2016, reducing amounts available for investment.

Income Taxes. The Company’s provision for income taxes was $5.1 million (effective tax rate of approximately 26%) and $11.2 million (effective tax rate of approximately 44%) for the nine months ended February 24, 2018 and February 25, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations which span numerous tax jurisdictions.

The provision for income taxes for the nine months ended February 24, 2018 and February 25, 2017 resulted from taxes on income in the United States and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates. The effective tax rate decreased for the nine months ended February 24, 2018 due to the reversal of approximately $2.4 million of valuation allowances on the deferred tax assets of certain foreign entities along with the reduction in the U.S. statutory federal tax rate and re-measurement of U.S. deferred tax assets and liabilities as a result of the Tax Reform Act (refer to the discussion above on Income Taxes comparing the three months ended February 24, 2018 to February 25, 2017 for additional detail on the impact of the Tax Reform Act on the Company). There can be no assurance the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions and the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established.

The Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes may fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $0.8 million and $1.7 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first three quarters of fiscal 2018 and 2017, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to disqualifying dispositions under the ESPP. However, the timing and amount of eligible disqualifying transactions under the ESPP cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to continue to increase cash flow from operations in the future will be, at least in part, dependent on continued improvement in global economic conditions. As of February 24, 2018, the Company had $43.2 million of cash and cash equivalents.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. See Note 6 – Long-Term Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Facility. As of February 24, 2018, the Company had borrowings of approximately $63.0 million under the Facility and approximately $1.0 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of February 24, 2018, the Company was in compliance with the financial covenants in the Facility.

Operating Activities

Operating activities for the nine months ended February 24, 2018 used cash of $2.3 million compared to a source of cash of $6.9 million for the nine months ended February 25, 2017. Cash used in operations in the first nine months of fiscal 2018 resulted from net income of $14.8 million and non-cash items of $9.4 million. These amounts were offset by net unfavorable changes in operating assets and liabilities of $26.5 million due primarily to the increase in the balance of accounts receivable as of the end of the third quarter of fiscal 2018 driven by the increase in revenue at the end of the quarter; the Company also paid a portion of its fiscal 2018 incentive compensation during the third quarter, reducing accrued salaries and related obligations. In the first nine months of fiscal 2017, cash provided by operations resulted from net income of $14.2 million and non-cash items of $10.9 million, partially offset by net unfavorable changes in operating assets and liabilities of $18.2 million. The primary driver of the change in cash provided by operations between the two periods was the increase in accounts receivable during fiscal 2018, and to a lesser extent unfavorable changes in income taxes and deferred income taxes. Non-cash items in both fiscal 2018 and fiscal 2017 include depreciation, amortization and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash used in investing activities was $25.1 million for the first nine months of fiscal 2018, compared to a source of cash of $21.1 million in the comparable prior year period. The primary use of cash in fiscal 2018 was cash used to acquire Accretive and taskforce of approximately $23.5 million, net of cash acquired. In the first nine months of fiscal 2017, redemptions of short-term investments were $25.0 million as the Company accumulated cash from maturing investments in preparation for its November 2016 tender offer. The Company did not have money invested short-term during fiscal 2018. Purchases of property and equipment decreased approximately $2.4 million between the two periods as the Company had limited office relocation/refurbishment activities in the current year.

Financing Activities

Net cash provided by financing activities totaled $8.2 million compared to net cash used of $73.8 million for the nine months ended February 24, 2018 and February 25, 2017, respectively. Net cash provided by financing activities for the nine months ended February 24, 2018 included dividends paid on the Company’s common stock of $10.5 million, approximately $0.4 million lower than in the comparable period of the prior year. The Company’s dividend rate was $0.12 per common share in fiscal 2018, compared to $0.11 per common share in fiscal 2017. The Company’s board of directors declared a quarterly cash dividend of $0.12 per common share on January 18, 2018. The dividend of approximately $3.8 million, paid on March 15, 2018, is accrued in the Company’s Consolidated Balance Sheet as of February 24, 2018. The dividend paid in fiscal 2018 was slightly lower because of the reduced number of outstanding shares of common stock after the Company’s modified Dutch auction tender offer in November 2016, which offset the increase in the dividend rate per common share of $0.01.

Net cash used in financing activities for the nine months ended February 25, 2017 included $104.2 million, excluding transaction costs, used to purchase shares of our common stock in the modified Dutch auction tender offer, with $58.0 million of this amount borrowed under the Facility and the remainder funded from the Company’s existing cash balances. In fiscal 2018, the Company borrowed $15.0 million under the Facility as part of the Accretive acquisition.

The Company used $5.1 million to purchase approximately 321,000 shares of common stock on the open market during the first nine months of fiscal 2018. In the prior year period, the Company used $13.5 million to purchase 843,000 shares of common stock on the open market (in addition to the shares acquired in the modified Dutch auction). Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $0.7 million higher in fiscal 2018 as compared to the comparable period of fiscal 2017.

As described in Note 3 to the financial statements – Acquisitions, - the purchase agreement for taskforce requires earn-out payments to be made. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15% (Adjusted EBITDA as defined in the purchase agreement). The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to the contingent consideration recognized at the date of acquisition was €5.5 million (approximately $6.5 million). The Company paid the portion related to Adjusted EBITDA of calendar 2017 of €2.1 million (approximately $2.6 million) in March 2018.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 12- Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of February 24, 2018, we had approximately $43.2 million of cash and cash equivalents and $63.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a LIBOR rate defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrowing as of February 24, 2018 of $63.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended February 24, 2018, approximately 22% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 38% of our balances of cash and cash equivalents as of February 24, 2018 were denominated in U.S. dollars. The remaining 62% was comprised primarily of cash balances translated from Japanese Yen, Euros, Canadian Dollars, and Singapore Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 24, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 24, 2018. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 24, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Currently we are embarking on several new strategic initiatives, including the implementation of a new operating model. Our ability to execute on those strategies may impact our ability to grow our current business. Since the first quarter of fiscal 2010, we have had difficulty sustaining consistent revenue growth either quarter-over-quarter or in sequential quarters. During fiscal 2017 and 2018, we closed three offices in select markets. There can be no assurance we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

We currently have a $120.0 million Facility which is available through October 21, 2021. We are subject to various operating covenants under the credit facility which restrict our ability to, among other things, incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. The credit facility also requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the credit facility. Our inability to maintain our credit facility could materially and adversely affect our liquidity and our business.

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

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand name is important to our business. We have applied for registration in the United States and some foreign jurisdictions with respect to certain service marks. We own United States trademark registrations for our RGP service mark and puzzle piece logo, Reg. No. 4,649.837; our RGP service mark, puzzle piece and tag line, Reg. No. 4,649.838; our RGP Healthcare service mark and puzzle piece logo, Reg. No. 4,649.839; our RGP Legal service mark and puzzle piece logo, Reg. No. 4,649.840; and our RGP Search service mark and puzzle piece logo, Reg. No. 4,649.841.

In addition, we obtained a United States registration for the Resources Global Professionals mark, Registration No. 3,298,841 September 25, 2007. We are in the process of renewing this registration. However, our rights to this service mark are not currently protected in some of our foreign registrations, and there is no guarantee any of our pending applications for such registration (or any appeals thereof or future applications) will be successful.

If another party adopts or uses a name, service mark or trademark similar to ours, they could make infringement claims against us or could thereby impede our ability to build brand identity if they have prior rights. We cannot assure you our business would not be adversely affected if such a claim was made or if we were required to change our name.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock during the three months ended February 24, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program
November 26, 2017— December 23, 2017	—	$—	—	$125,103,123
December 24, 2017 — January 20, 2018	—	$—	—	$125,103,123
January 21, 2018 — February 24, 2018	320,822	$15.95	320,822	$119,987,423

Total November 26, 2017 — February 24, 2018	320,822	$15.95	320,822	$119,987,423

(1)	In July 2015, our board of directors approved a stock repurchase program authorizing the purchase, at the discretion of the Company’s senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

On December 4, 2017, in connection with the acquisition of substantially all of the assets and assumption of certain liabilities of Accretive and pursuant to the terms of the Sale and Purchase Agreement dated December 4, 2017, the Company issued approximately 1,072,000 shares of its common stock to certain stockholders of Accretive as partial consideration for the acquisition (“Accretive Stock Issuance”). The issuance of common stock in the Accretive Stock Issuance was not registered under the Securities Act. Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

See Note 3 – Acquisitions in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisitions of taskforce and Accretive.

ITEM 5. OTHER INFORMATION.

As reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2017, the Company’s stockholders voted to approve, on an advisory basis, holding future advisory votes on named executive officer compensation every 1 year as described in the proxy statement for the Company’s 2017 annual meeting of stockholders. After considering the results of the advisory vote on the frequency of future advisory votes on named executive officer compensation, the Company decided that it will include an advisory vote on the compensation paid to the Company’s named executive officers in its proxy materials every year until the next required vote on the frequency of future advisory votes on executive compensation.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1+	Amended letter agreement entered into as of February 14, 2018 between John Bower and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 of the Company’ Current Report on Form 8-K filed with the SEC on February 20, 2018).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 5, 2018	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 5, 2018	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)