Form 10-K
period 2018-05-26
RESOURCES CONNECTION INC
filed 2018-07-23
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 26, 2018

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

As of November 24, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $458,596,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 16, 2018, there were approximately 31,922,721 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 26, 2018, May 27, 2017 and May 28, 2016 consisted of 52 weeks.

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

These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to review carefully the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Item 1A of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (“SEC”). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not intend, and undertake no obligation to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I

ITEM 1.	BUSINESS.

Overview

Resources Connection is a multinational business consulting firm that provides agile consulting services and talent to its global client base which is faced with disruption, business transformation and compliance issues; its operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). We bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory.

We assist our clients by providing “intellectual capital on demand” to support transformation and optimization projects requiring specialized expertise or capacity in areas such as:

•	Finance and accounting including process transformation and optimization; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence and integration; audit readiness, preparation and response; implementation of the requirements of new accounting standards, such as revenue recognition and lease accounting; and remediation support

•	Information management including program and project management; business and technology integration; data strategy including governance, security and privacy (such as the European General Data Protection Regulation); and business performance management (such as core planning and consolidation systems)

•	Corporate advisory, strategic communications, crisis communications and restructuring

•	Governance, risk and compliance management including governance; assessments; auditing and automation of programs managing regulatory compliance such as the Sarbanes Oxley Act of 2002 (“Sarbanes”); enterprise risk management; internal audits; operational risk management; and data security and privacy services

•	Supply chain management including strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance

•	Human capital including change management; organization development and effectiveness; employment engagement; compensation and incentive plan strategies and design and optimization of human resources technology and operations

•	Legal and regulatory supporting commercial transactions; global compliance initiatives; law department operations; and law department business strategy and analytics

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

As of May 26, 2018, we employed or contracted with 3,247 consultants serving a diverse base of over 2,400 clients ranging from large multinational corporations to mid-sized companies to small entrepreneurial entities, in a broad range of industries. Our consultants have professional experience in a wide range of industries and functional areas and most have advanced professional degrees or designations. We offer our consultants careers that combine the flexibility of project-based consulting work with exposure to quality clients who are executing impactful, important work.

Our offices serve our multinational clients throughout the world with a client focus rather than from just a regional/office perspective. To enhance our ability to serve multinational clients, we served our clients from 48 offices in the United States and from 26 offices within 21 countries abroad as of May 26, 2018.

Revenue from the Company’s major geographic areas was as follows (in thousands):

	Revenue for the Years Ended			% of Total
	May 26, 2018	May 27, 2017	% Change	May 26, 2018	May 27, 2017
North America	$524,872	$479,263	9.5%	80.3%	82.1%
Europe	84,705	60,461	40.1%	12.9	10.4
Asia Pacific	44,552	43,687	2.0%	6.8	7.5

Total	$654,129	$583,411	12.1%	100.0%	100.0%

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

We believe our distinctive culture is a valuable asset and is, in large part, due to our management team, which has extensive experience in the professional services industry. Most of our senior management have Big Four, management consulting and/or Fortune 500 experience and an equity interest in the Company. This team has created a culture of professionalism and a client service orientation that we believe fosters in our consultants a feeling of personal responsibility for, and pride in, client projects and enables us to deliver high-quality service and results to our clients.

Industry Background

Changing Market for Project- or Initiative-Based Professional Services

RGP’s services respond to a growing marketplace trend: namely, corporate clients are increasingly choosing to plan for their workforce needs in more flexible ways. We believe the growing trend in the future of work will be project-based and not role based. Permanent headcount is being reduced as clients purposely engage agile talent for project initiatives and transformation work.

While the market for professional services is broad and fragmented and independent data on the size of the market is not readily available, we believe companies may be more willing to choose alternatives to permanent headcount and traditional professional service providers because of evolving economic competitive pressure and continuing compliance with increases in government-led regulatory requirements. We believe RGP is positioned as a viable alternative to traditional accounting, consulting and law firms in numerous instances because, by using project consultants, companies can:

•	Strategically access specialized skills, expertise for projects of set duration

•	Move quickly

•	Blend independent and fresh points of view

•	Effectively supplement internal resources

•	Increase labor flexibility

•	Reduce their overall hiring, training and termination costs

Typically, companies use a variety of alternatives to fill their project needs. Companies outsource entire projects to consulting firms, which provides them access to the expertise of the firm but often entails significant cost and less management control of the project. Companies also supplement their internal resources with employees from the Big Four accounting firms or other traditional professional services firms. Companies use temporary employees from traditional and Internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, some companies rely solely on their own employees who may lack the requisite time, experience or skills.

Supply of Project Consultants

Based on discussions with our consultants, we believe the number of professionals seeking to work on an agile basis has historically increased due to a desire for:

•	More flexible hours and work arrangements, coupled with a professional culture that offers competitive wages and benefits

•	The ability to learn and contribute in different environments

•	Challenging engagements that advance their careers, develop their skills and add to their experience base

•	A work environment that provides a diversity of, and more control over, client engagements

•	Alternate employment opportunities in regions throughout the world

The employment alternatives available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training, but may encounter a career path with less choice and less flexible hours, extensive travel and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens, including potential tax and legal issues.

Resources Global Professionals’ Solution

We believe RGP is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that RGP provides the agility companies desire in today’s competitive and quickly evolving environment. We are able to combine all of the following:

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

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. Our objective is to build RGP’s reputation as the premier provider of agile consulting services for companies facing transformation, change and compliance challenges. We have developed the following business strategies to achieve our objectives:

•	Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants who are committed to solving problems. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing professional development and learning opportunities, while offering flexible work schedules and more control over choosing client engagements.

Maintain our distinctive culture. Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management, virtually all of whom are Big Four, management consulting and/or Fortune 500 alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. Our culture continues to evolve to meet the new challenges facing consultants, clients and management and so our original acronym “TIEL” (talent, integrity, enthusiasm and loyalty), representing the traits expected of our people, has evolved. In today’s marketplace, we believe that focus and accountability are key traits that help to strengthen our team and support our ability to provide clients with high-quality services and solutions. Thus, our culture has evolved to “LIFE AT RGP”, representing Loyalty, Integrity, Focus, Enthusiasm, Accountability and Talent. We believe our culture has created a circle of quality; our culture is instrumental to our success in hiring and retaining highly qualified employees who, in turn, attract quality clients.

•	Build consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client, not office, perspective. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once our revenue team helps define the client’s project needs, our talent team identifies consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional services needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2018, 48 of our 50 largest clients engaged our consultants in more than one practice area and 45 of those top 50 clients used three or more practice areas; and 2) 45 of our largest 50 clients in fiscal 2013 remained clients in fiscal 2018 while 37 of our top 50 clients in 2008 were still clients in 2018. In addition, during fiscal 2018 our top 50 clients were served by an average of six RGP offices, demonstrating the breadth of our relationships with clients world-wide.

•	Build the RGP brand. Our objective is to build RGP’s reputation as the premier provider of agile consulting services for companies facing transformation, change and compliance challenges. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 3,247 consultants and 906 management and administrative employees working from offices in 21 countries as of May 26, 2018. In addition, we have global, regional and local marketing efforts that reinforce the RGP brand.

Our Growth Strategy

Since inception, our growth has been primarily organic rather than via acquisition. We believe we have significant opportunity for continued organic growth in our core business as the global economy strengthens and economic uncertainties decrease and, in addition that we can grow opportunistically through strategic acquisitions. In both our core and acquired businesses, key elements of our growth strategy include:

•	Expanding work from existing clients. A principal component of our strategy is to secure additional work from the clients we have served. We believe, based on discussions with our clients, the amount of revenue we currently receive from many of our clients represents a relatively small percentage of the amount they spend on professional services, and, consistent with historic industry trends, they may continue to increase the amount they spend on these services as the global economy evolves. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ expenditures for professional services. Near the end of fiscal 2017, we launched our Strategic Client Program to serve a number of our largest clients with dedicated global account teams. We believe this focus enhances our opportunity to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients.

•	Growing our client base. We will continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand name and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts this year will focus on identifying strategic target accounts especially in the large and middle market client segments.

•	Expanding geographically. We have expanded geographically to meet the demand for agile professional services around the world and currently have offices in 21 countries. We believe, based upon our clients’ requests, there are future opportunities to promote growth globally. Consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may also add to our existing domestic office network when our existing clients have a need or if there is a significant new client opportunity.

•	Strategic acquisitions. Since fiscal 2009, we have grown organically; as we had not identified a target acquisition that fit one of our primary acquisition goals: either addressing an identified gap in our geographic presence or in our solution offerings. In fiscal 2018, we identified and acquired two entities, taskforce, Management on Demand AG (“taskforce”) and substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”). The acquisition of taskforce and Accretive satisfied the need to better penetrate the vibrant economic market in Germany and gaps in serving middle market companies in the United States, respectively, while also harmonizing well with RGP’s culture.

•	Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as human capital; information management; governance, risk and compliance; supply chain management; legal and regulatory services; and corporate advisory, strategic communications and restructuring services. In fiscal 2017, we formed our Integrated Solutions group to identify project opportunities that we can market at an enterprise level with talent, tools and methodologies. This group commercializes projects into solution offerings. Currently, our solutions practice is focused on Transaction Services and Analytics and Technical Accounting Services. When evaluating new solutions offerings to market, we consider (among other things) cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe an important component of our success has been our highly qualified and experienced consultants. As of May 26, 2018, we employed or contracted with 3,247 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing professional development and learning opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

Almost all of our consultants in the United States are employees of RGP. We typically pay each consultant an hourly rate for each consulting hour worked and for certain administrative time and overtime premiums, and offer benefits, including: paid time off and holidays; a discretionary bonus program; group medical and dental programs, each with an approximate 30-50% contribution by the consultant; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, a consultant must work a threshold number of hours to be eligible for all of these benefits. In addition, we offer our consultants the ability to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which enables them to purchase shares of the Company’s stock at a discount. We intend to maintain competitive compensation and benefit programs. To a much lesser extent, we utilize a “bench model” for consultants with specialized in-demand skills and experience. These consultants are paid a weekly salary rather than for each consulting hour worked and have bonus eligibility based upon utilization.

Internationally, our consultants are a blend of employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve. A few international practices also utilize the partial “bench model” described above.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2018, we served over 2,400 clients from offices located in 21 countries. Our revenues are not concentrated with any particular client or within any particular industry. No single customer accounted for more than 10% of revenue for the years ended May 26, 2018, May 27, 2017 and May 28, 2016, and in fiscal 2018, our 10 largest clients accounted for approximately 15% of our revenues.

The clients listed below are representative of the multinational and industry diversity of our client base:

Aetna Inc.	Citigroup
American Express Company	Kaiser Permanente
BASF Corporation	MetLife, Inc.
Bayer U.S. LLC	New York Life
Caesars Entertainment Corporation	Phillips 66 Company
Calumet Specialty Products Partners	Signify

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

Finance & Accounting

RGP’s Finance and Accounting services encompass accounting operations, financial reporting, internal controls, financial analyses and business transactions. Clients utilize our services to bring accomplished talent to bear on internally driven change initiatives, such as M&A activities, or externally mandated change, such as required implementations of new accounting standards, as well as day-to-day operational issues. We provide specialized skills and then transfer knowledge to clients in order to help them leverage their own personnel. RGP specializes in providing customized solutions to our clients’ most pressing business problems, through project management and providing access to full project teams for a specific initiative. Our scalability, consultant quality and global reach also put us in the ideal position to help organizations manage peak workload periods or add specific skill sets to ongoing client projects.

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

•  Internal management reporting

•  Key performance indicators

•  Planning, budgeting and modeling

•  Account and transaction-level analysis

Transactional Support • Mergers and acquisitions • IPOs • Bankruptcies • Divestitures Technical and Operational Accounting • Policies and procedures • New accounting standards implementation

Sample Engagement — Lease Accounting Compliance: Challenged with assessing and developing an implementation solution to the requirements posed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No. 2016-02, Leases (Topic 842), our client, a multi-national leader in food processing and marketing, sought the assistance of RGP consultants. Specifically, acting as project managers, out consultants helped:

•	Perform an assessment of lease data, including the process to gather, validate and cleanse lease data

•	Provide direction on needed change management and business process transformation

•	Utilize our proprietary tool, policyIQ, to design a process to capture lease updates and modifications

•	Create export capabilities to upload lease data to the client’s new lease administration software

•	Lead and support the complete lease accounting system implementation, including “go-live” support, month-end closing and integration of a recently acquired company’s lease portfolio into the live system.

Sample Engagement — Revenue Recognition Compliance: Our client, a multi-billion dollar Fortune 500 provider of insurance services, needed a partner to navigate through the unique and complex requirements of the FASB’s revenue recognition guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and subsequently issued amendments (Accounting Standards Codification (“ASC”) 606). Using RGP’s proprietary tools designed for revenue recognition projects, four RGP consultants teamed with the client’s employees and provided technical expertise to:

•	Review several billion dollars in revenue streams

•	Analyze the best method of adoption based on the client’s unique circumstances

•	Assess the impact ASC 606 will have on other functional areas of the company, including disclosure requirements

•	Deliver an implementation roadmap tailored to the unique circumstances of the client

•	Create whitepapers, develop financial statement disclosures and lead discussions with external auditors

Sample Engagement — Acquisition Readiness: A publicly traded provider of water treatment solutions embarked on a series of acquisitions and determined that it needed to improve its ability to integrate current and future acquisitions. Using our cache of integration processes and tools, six RGP consultants identified improvement opportunities to key challenges, leading to the development of a customized master integration plan and playbook to support future transactions. Our consultants also coached the client’s newly formed integration management office to ensure understanding of recommendations and set the stage for future integration activities.

Sample Engagement — Cross-practice area M&A Joint Venture Assessment and Integration Execution: A large U.S. based manufacturing company engaged RGP to execute a 50/50 joint venture with another manufacturer. Using RGP’s proprietary M&A integration framework, our team of 22 consultants helped the client through integration planning, execution and transformation. RGP set up the Integration Management Office (“IMO”) to provide the client with program and project management, change management, synergy management, and reporting/metrics. Functioning as an extension of the company, RGP’s team provided the following services, which serve as a rigorous example of the cross-discipline functionality between our practice areas:

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

Countsy

RGP’s Countsy practice provides outsourced accounting, finance and human resource services. These services are geared towards privately owned venture backed companies in the early years of their life cycle, typically in the technology or life sciences space. Countsy puts an accounting infrastructure and business process in place that allows these companies to have an efficient, compliant back office that maintains the books in accordance with generally accepted accounting principles (“GAAP”) and produces the financials and metrics the management team needs to run the business. These companies need to be due diligence and acquisition ready at all times and the goal of the Countsy service is to ensure that is the case. The Countsy service typically starts with helping to organize clients with a seamless accounting and human resources (“HR”) function, incorporating a platform of SaaS tools such as NetSuite, Bill.com and Dropbox. We provide a defined business process alongside an outsourced accounting team to operate the back office. The client engagement team from Countsy is responsible for all aspects of the accounting and HR function, from transactional activity such as running payroll and vendor payment through the month end close cycle and production of financial statements. Countsy assigns a fractional outsourced CFO to all clients to manage the account and to provide strategic financial advisory services.

Countsy’s core competencies include:

Accounting Infrastructure

•  Countsy implements a platform of SaaS tools:

NetSuite (ERP)

Bill.com (vendor bill pay)

Dropbox (file storage)

Expensify (employee expense reports)

Financial Reporting and Analysis

•  Investor reporting

•  Internal management reporting

•  Account and transaction-level analysis

•  Budget versus actual reporting

Transactional Support

•  Accounts payable

•  Accounts receivable

•  Payroll processing

•  Employee expense reimbursement

•  General ledger

•  Balance sheet reconciliations

•  Month end close

•  HR support

CFO Services

•  Policies and procedures

•  Planning, budgeting and modeling

•  Key performance indicators

•  New accounting standards implementation

•  Fund raising support

•  Debt negotiations

•  Board meeting preparation and support

Sample Engagement — Start up Services Leading to Successful Transition to Internal Team: Countsy engaged with a venture backed start up in the health supplement industry shortly after the company incorporated. For the first three years of the company’s life, Countsy provided accounting infrastructure including an accounting and HR support team and a consultant with CFO skills, all fueled by use of our tools such as NetSuite, Dropbox, Bill.com and Expensify. The company scaled rapidly with Countsy’s infrastructure supporting the increase in transactions and complexity as the company successfully launched its product line to multiple major retailers. As the company grew, management began to build an internal accounting team, including a Controller. With daily work transitioning, Countsy continued to support with high-level CFO advisory work, helping the company evaluate equity versus debt options to fund their growth and assisting in the diligence process for follow on fund raising events.

Sample Engagement — Start up Services Leading to Successful Acquisition: Countsy engaged with a venture backed start up in the cancer drug discovery field after an initial round of funding. After initially serving as the venture’s accounting and HR support team using our software tools, the company engaged us to implement a payroll system and a health benefit plan. The client also had a number of initiatives our CFO consultant focused on. The consultant helped develop a unique strategic plan, including an in-depth cash flow analysis encompassing multiple business scenarios over a multi-year span. In addition, as the volume of consumables purchased grew, the consultant helped select and implement a full requisitions system, complete with an internal control structure and approval matrix.

Over the next two years, Countsy continued to operate as the company’s outsourced accounting and human resource function while providing extensive CFO level support to the CEO and founding team as they raised two additional rounds of preferred financing. Our consultant helped negotiate a debt facility for their increased capital needs and prepared extensive financial reporting while attending quarterly board meetings.

The client later received a lucrative offer to be acquired by a large public pharma entity. Countsy supported the diligence process and provided advice on the sale from the client side, while working with the client’s law firm to populate a data room in support of the transaction. Post close, Countsy assisted in the hand-off of the CFO, accounting, finance and HR functions to the acquirer. This engagement spanned three years.

Information Management

RGP’s Information Management practice provides planning and execution services in four primary areas: program and project management; business and technology integration; data strategy and management; and IT strategy and advisory. By focusing on the initiative as defined by our clients, RGP can provide continuity of service from the creation or expansion of an overall IT strategy through post-implementation support. In addition to these services, we assist clients in implementation of a variety of technology solutions: business analytics; enterprise resource planning (“ERP”) systems; strategic “front-of-the-house systems”; HR information systems; supply chain management systems; core finance and accounting systems; audit compliance systems; and financial reporting, planning and consolidation systems.

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

•  Data analysis, conversion & integration

•  Business intelligence (“BI”) strategy & execution

•  Data governance, security & quality management

•  Business performance management solutions

IT Strategy & Advisory • IT assessments & strategic planning • Merger planning & integration • Outsourcing & shared service strategy • Infrastructure, architecture & design services

Sample Engagement — Improvement in Financial Reporting Consolidation Through Use of Robotic Process Automation (“RPA”): A global multibillion-dollar provider of Customer Relationship Management (“CRM”) tools needed assistance in developing and implementing solutions to automate its financial reporting reconciliation process. RGP consultants from both finance and IM disciplines extracted data and analyzed the client’s current reconciliation process and data sources to develop an understanding of potential targeted improvements. Through RPA, the RGP team automated 80% of the financial reporting reconciliation process, developing a virtual workforce to complete manual and repetitive tasks while improving accuracy through removing human error and positively impacting reporting metrics.

Sample Engagement — Business Process Optimization: Our client, a global construction company, spent significant amounts of time on a manual intercompany service charging process that did not take advantage of the organization’s SAP functionality. In six business days, two RGP consultants completed a current state review of the organization’s processes and SAP system from a people, process and technology perspective. The review identified opportunities to both leverage SAP’s functionality and adopt leading intercompany accounting practices. Ultimately, the team recommended four solutions, each customized to streamline and automate existing processes, tailored to more effectively use SAP.

Sample Engagement — Centralization of Data to Improve Decision Making: A multi-billion dollar technology company specializing in the global payments industry needed assistance in consolidating budget and forecast data from numerous international locations into a single database. Our team of consultants first analyzed the current budget and forecast processes and then developed a plan for the future standardized world-wide process. The project team then centralized the client’s data into a single location using a “proof of concept” application. This provided the client with improved data validity, leveraged consistent metadata values, calculated global exchange rates and enabled enhanced reporting at all levels of the organization, improving both forecasting and the ability to make real-time decisions.

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

Sample Engagement — Project Leadership for Global Next Generation Program: A Fortune 50 automotive company implemented a global program to create the next generation of connected vehicle technology and infotainment applications for all North American vehicle production. The RGP team leads the coordination and integration of a highly complex set of services that requires the seamless integration of six external suppliers and eight internal teams, to create a new customer facing registration portal, secure global network and real-time interfaces needed to enable the new services.

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

Sitrick And Company

Sitrick And Company (“Sitrick”) offers a unique combination of strategic counsel, tactical execution, and organizational and logistical support critical to both public and private companies and high profile individuals, both in the United States and overseas. Its extensive experience in strategic, corporate, financial and transactional communications as well as general management, finance and strategic planning have made Sitrick a partner to boards of directors and management engaged in acquisitions, proxy fights, litigation, management changes, government inquisitions, corporate reorganizations or when repositioning, redirecting or unwinding a business.

Combined with RGP’s broad capabilities and global footprint, Sitrick offers a wide variety of services to clients, including:

• Strategic and crisis communications • Repositioning a business or business segment • Litigation support • Restructuring and reorganization	• Bankruptcy administration and management • Corporate and financial advisory • Interim and crisis management

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

Human Capital

RGP’s Human Capital consultants apply project-management and business analysis skills to help solve the people aspects of business problems. The two primary areas of focus of our human capital practice are change management/business transformation and HR operations. To achieve the desired business outcome, our Human Capital professionals work with client teams to help drive their change management initiatives to successful completion (we call it “return on change”). We help our clients with the people challenges of acquisitions, mergers, downsizing, reorganizations, system implementations or legislative requirements (such as Sarbanes, Basel II, HIPAA and the Patient Protection and Affordable Care Act). Our Human Capital professionals also have HR operations and technology skills that provide clients with the means to achieve their initiatives. Our Human Capital core competencies revolve around:

Organizational Development and Effectiveness

•	Change management

•	Organizational alignment and structure

•	Process analysis development and redesign

•	Fully integrated performance management and measurement programs

•	Succession and workforce planning

•	Training and skills development strategy

•	Employee retention programs, opinion surveys and communications programs

HR Technology • System selection, implementation and optimization • Project management • Change management • Data conversion • Post-implementation and interim support	HR Operations • HR leadership • HR risk assessment • Labor/employee relations and compliance • Talent acquisition • Policies and procedures

Sample Engagement — Financial Management Group’s Change Management and Program Management Strategy: A global Fortune 100 insurance company is transforming the way it works in order to maximize efficiency and ultimately reduce costs. Given the complexity, breadth and depth of the transformation, the client engaged a team of RGP consultants to create and deploy an end-to-end change management strategy, essential to achieving the program’s goal of value creation. The responsible client team is transforming as well, by investing in technology and automation, better data governance, optimizing processes and centralizing and streamlining organizations. They have designed a transformation change management and program management strategy to enhance the realization of the transformation initiative. Phase II of the engagement will include implementation of all change management activities in partnership with the transformation program office.

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

Sample Engagement — HRIS Module Implementation and Standardization: A private, online media group recently implemented ADP Workforce Now and wanted to integrate other HR modules into their payroll platform including time tracking, leave management and a self-service portal. In addition to an aggressive timeframe, our client was in the middle of major organizational changes including divesting a company, a merger and two acquisitions. As project manager, we were instrumental in delivering the project on-time, helping our client to fully utilize the system. We also created process standardization and streamlining, reduced transaction processing cost, increased the quality of HR data and produced more complex and comprehensive business metrics. Providing on-site project management and process optimization in this dynamic corporate environment was crucial to the success of the project.

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

Executive Search

RGP’s Executive Search practice provides planning and execution services in four primary areas: retained search, contingency search, contract to hire and commitment search. The core competencies of the Executive Search group include conducting searches for mid-level managers through executives across all professional areas of accounting, finance, audit, tax, information technology, human resources and supply chain.

Sample Engagement — Search for Technical and Personality Skills Fit: Our client, a $40 million dollar integrated fleet services company, needed assistance in hiring a Vice President of Finance. The company had a very distinct, tight-knit culture with the previous executive team working together for over 20 years. RGP’s challenge was to pull together an accurate personality and skill profile for the type of candidate who would fit in with the family-like environment and be a worthy addition to the team. We presented five qualified candidates, with one quickly emerging as the choice.

Sample Engagement — Search for Transformational Finance Executive: Our team recruited a Vice President of Finance for a high- growth startup company in the life sciences industry. The client needed a seasoned finance executive to take them to the next level, with the company’s focus shifting from medical research to new product development. The candidate’s challenge was to help the company quickly deal with an anticipated increase in revenue of over 500%. Filling this role had become an urgent priority for our client and we were successful in presenting our top five candidates and facilitating the hiring process in a two-week period.

Sample Engagement — Search for Multiple IT Professionals: Our client, the IT organization of a global financial services company, needed to identify and on-board 40 professionals within four months. Due to significant organizational transformation, the client kicked-off a new program that required a large team of seasoned professionals including program directors, project managers, technical leads and business analysts to complete the peak demand of work over a two-year period. We worked with our client to develop a creative and cost-effective solution to meet their financial and information driven goals, successfully identifying and integrating candidates into the client’s organization.

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

Sample Engagement — Analyzing and Improving Outside Legal Spend: A global multi-billion dollar publicly traded provider of vehicle rentals and car sharing services needed help establishing a model and process to engage outside counsel at an efficient cost while also conducting a law firm convergence program, implementing new technology. Legal, procurement and finance professionals from RGP worked hand-in-hand with the client to:

•	Transition 2000+ legal matters from over 600 law firms to seven targeted firms

•	Categorize legal tasks by complexity and exposure level to efficiently assign them to either internal or external legal resources

•	Data map e-billing and other legal management functions to the new management technology

•	Identify and establish metrics, analytics and dashboards to track ROI and business impact.

At completion of the project, the client significantly decreased its outside legal spend and better positioned itself to manage the choice and deployment of internal and external legal resources.

Sample Engagement — Assistance with Critical Software Deployment: Our client, a significant developer and distributor of entertainment projects, implemented an online rights and contract management platform, to capture critical business and legal terms from contracts related to original production and development of new scripted and unscripted television and movie content.

RGP has been retained to provide advisory services to assist in putting together best practices, protocols, quality control, training, metrics and other tasks related to overall project management, as well as attorneys to provide substantive legal expertise by conducting the rights analysis of the contracts and capturing consistent and accurate data. The project is ‘business critical”—the new system must ultimately be an effective tool that helps drive revenue, enforce compliance and mitigate risk.

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

RGP was selected to create and conduct a compliance risk assessment. Using the work of RGP consultants, the assessment positioned our client to present the following to the company’s board of directors:

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

Sample Engagement — Strategic Sourcing: A multi-billion dollar publicly traded leading transporter of industrial, commercial and retail goods sought cost savings amongst its suppliers. Using our end-to-end strategic sourcing methodology, our consultants:

•	Identified savings opportunities, issued requests for proposals, analyzed proposals and presented recommendations to the client’s leadership team

•	Negotiated terms with selected vendors

•	Enhanced in-house cycle count and physical inventory processes and capabilities

•	Improved coordination between operating divisions

•	Standardized equipment purchasing practices

Ultimately, the client realized significant savings through a combination of new contracts and audit finding recoveries.

Sample Engagement — Negotiation, Monitoring and Supervision of Construction Projects: Our client, a Fortune 1000 technology company, has multiple priorities in procurement and design of internal construction projects. Working with the client’s personnel, RGP consultants oversaw the negotiation and implementation of construction/redesign projects at the client’s corporate headquarters. The client’s primary concerns were: design consistency with the company’s culture, operating within a set budget, and on-time completion of the various projects.

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

Sample Engagement — Multiple Sarbanes and Internal Audit Support Services: For ten years, RGP consultants have provided our client, a multi-billion dollar publicly traded financial institution, service in internal audit, providing specialty audits, advisory services and annual Sarbanes testing. Specifically, we support the client in the following areas:

•	Financial and IT Sarbanes Testing Support: consultants test the execution of key financial and IT controls within various areas of the client, and thus determine that the controls are functioning as intended. Potential deficiencies are communicated as identified.

•	Internal Controls/Walkthrough Support: RGP provides senior/manager level audit professionals with risk and control backgrounds to assist the client’s operational risk delivery function with various walkthroughs related to its evaluation of operational controls in connection with the execution of required Sarbanes process walkthroughs, testing and assessments.

•	Regulation AB Testing: The client requires assistance with the annual testing of its compliance to various government required regulations, including Regulation AB (related to asset-backed securities), USAP (Uniform Single Attestation Program for Mortgage Bankers), HUD, Ginnie Mae and quarterly Regulation AB self-testing. Working in concert with the client and their outside auditor, RGP dedicates an experienced project team to perform the annual testing using a phased approach.

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

Sample Engagement — Documentation and Enhancement of Internal Controls: A rapidly growing maker of automation software needed an assessment of current state business processes and internal controls at its U.S. and India operations for Sarbanes and general business purposes. Our consultants documented current state of internal controls, made recommendations for enhanced future state of controls and presented our findings to executive management. The assessments identified a significant number of high risk items of which the client was unaware, with actionable recommendations for improvement.

policyIQ

RGP’s policyIQ is our proprietary cloud-based GRC software application, enabling the focused management of a wide range of GRC processes, including Risk Assessments, Sarbanes Compliance, Policy and Procedure Management, Internal Audit Programs, Anti-Corruption Compliance and Contract Administration. policyIQ can be implemented quickly to manage a specific aspect of an overall GRC program, or easily scaled to integrate multiple initiatives, allowing the organization to realize greater efficiency. In addition, our engagement teams often utilize policyIQ as a tool to assist in the efficient collection, storing and review of project workpapers, deliverables and other critical project content. Business problems our clients have used policyIQ to resolve include:

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

Operations

We generally provide our professional services to clients at a local level, with the oversight of our regional vice presidents and consultation of our corporate management team. The vice presidents and client development directors in each market are responsible for initiating client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international platform and maintaining client relationships post-engagement. Throughout this process, the corporate management team and regional vice presidents are available to consult with the vice presidents with respect to client services. Market revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals.

Market revenue leadership works closely with our regionalized talent management team, who are responsible for identifying, hiring and cultivating a sustainable relationship with seasoned professionals fitting the RGP profile of client needs. Our consultant recruiting efforts are regionally or nationally based, depending upon the skill set required; talent management handles both the identification and hiring of consultants specifically skilled to perform client projects as well as monitoring the satisfaction of consultants during and post-completion of assignments. Talent focuses on getting the right talent in the right place at the right time.

We believe a substantial portion of the buying decisions made by our clients are made on a local or regional basis and that our offices most often compete with other professional services providers on a local or regional basis. As the marketplace for professional services has evolved, we continue to believe our local market leaders are in the best position to understand the local and regional outsourced professional services market. However, the complexity of relationships with many of our multinational clients also dictates that in some circumstances a hybrid model, bringing the best of both locally driven relationships as well as global focus, is important for employee and client satisfaction.

For projects requiring intimate knowledge and thought leadership on particular client concerns, our integrated solutions group consists of individuals with requisite skills and tools to work with clients.

We believe our ability to deliver professional services successfully to clients is dependent on our leaders in the field working together as a collegial and collaborative team, often working jointly on client projects. To build a sense of team effort and increase camaraderie among our leaders, we have an incentive program for field personnel that awards annual bonuses based on specific agreed-to goals focused on the performance of the individual and potential reward tied to the performance of the Company. We also share across the Company the best and most effective practices of our highest achieving offices and use this as an introductory tool with new vice presidents and directors. New leadership also spend time in other markets, partnering with experienced sales and recruiting personnel to understand, among many skills, how best to serve current clients, expand our presence with prospects and identify and recruit highly qualified consultants. This allows the veteran leadership to share their success stories, foster the culture of the Company with new vice presidents and directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide centralized administrative, marketing, finance, HR, IT, legal and real estate support. Our financial reporting is also centralized in our corporate service center. This center handles invoicing, accounts payable and collections, and administers HR services including employee compensation and benefits administration for North American offices. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. We share our Salesforce software platform world-wide, providing a common database of identified opportunities, prospective new clients, and existing client proposals for additional projects. In addition, in North America, we have a corporate networked IT platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focused on client and consultant development.

Business Development

Our business development initiatives are composed of:

•	local and global initiatives focused on existing clients and target companies

•	national and international targeting efforts focused on multinational companies

•	brand marketing activities

•	national and local advertising and direct mail programs

Our business development efforts are driven by the networking and sales efforts of our management. While local senior management focus on market-related activities, they are also part of the regional, national and international sales efforts, especially when the client is part of a multinational entity. In certain markets, sales efforts are also enhanced by management professionals focused solely on business development efforts on a market and national basis based on firm-wide and industry-focused initiatives. These business development professionals, teamed with the vice-presidents and client service teams, are responsible for initiating and fostering relationships with the senior management and decision makers of our targeted client companies. During fiscal 2018, we completed our implementation of software from Salesforce.com on a world-wide basis, to serve as a tool to enhance our local and worldwide business development efforts.

We believe our national marketing efforts have been effective in generating incremental revenues from existing clients and developing new client relationships. Our brand marketing initiatives help develop RGP’s image in the markets we serve. Our brand is reinforced by our professionally designed website, print, and online advertising, direct marketing, seminars, initiative-oriented brochures, social media and public relations efforts. We believe our branding initiatives, coupled with our high-quality client service, help to differentiate us from our competitors and to establish RGP as a credible and reputable global professional services firm.

Competition

We operate in a competitive, fragmented market and compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include:

•	consulting firms

•	local, regional, national and international accounting and other traditional professional services firms

•	independent contractors

•	traditional and Internet-based staffing firms

•	the in-house or former in-house resources of our clients

We compete for clients on the basis of the quality of professionals, the knowledge base they possess, the timely availability of professionals with requisite skills, the scope and price of services, and the geographic reach of services. We believe our attractive value proposition, consisting of our highly qualified consultants, relationship-oriented approach and professional culture, enables us to differentiate ourselves from our competitors. Although we believe we compete favorably with our competitors, many of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do.

Employees

As of May 26, 2018, we had a total of 4,153 employees, including 906 management and administrative employees and 3,247 consultants. Our employees are not covered by any collective bargaining agreements.

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

While we believe general economic conditions continue to improve in most parts of the world, there is some uncertainty regarding general economic conditions within some regions and countries in which we operate, leading to reluctance on the part of some multinational companies to spend on discretionary projects. Deterioration of or increased uncertainty related to the global economy or tightening credit markets could result in a reduction in the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

We operate in a competitive, fragmented market, and we compete for clients and consultants with a variety of organizations that offer similar services. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry. Our principal competitors include:

•	consulting firms

•	local, regional, national and international accounting and other traditional professional services firms

•	independent contractors

•	traditional and Internet-based staffing firms

•	the in-house or former in-house resources of our clients

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Beginning late in fiscal 2017, we embarked on several new strategic initiatives, including the implementation of a new operating model to drive growth. While the roll-out of that operating model is complete in the United States, the adoption internationally is on going. Our ability to execute on those strategies or the disruptions related to implementation of the new operating model may impact or limit our ability to grow our business. Since the first quarter of fiscal 2010, we have had difficulty sustaining consistent revenue growth either quarter-over-quarter or in sequential quarters. During fiscal 2017 and 2018, we closed three offices in select markets. There can be no assurance we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

•	grow our client base

•	expand profitably into new geographies

•	provide additional professional services offerings

•	hire qualified and experienced consultants

•	maintain margins in the face of pricing pressures

•	manage costs

•	maintain or grow revenues and increase other service offerings from existing clients

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

Our international activities require us to confront and manage a number of risks and expenses we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences

•	less flexible or future changes in labor laws and regulations in the U.S. and in foreign countries

•	expenses associated with customizing our professional services for clients in foreign countries

•	foreign currency exchange rate fluctuations when we sell our professional services in denominations other than United States’ dollars

•	protectionist laws and business practices that favor local companies

•	political and economic instability in some international markets

•	multiple, conflicting and changing government laws and regulations

•	trade barriers

•	reduced protection for intellectual property rights in some countries

•	potentially adverse tax consequences

We have acquired, and may continue to acquire, companies, and these acquisitions could disrupt our business.

We have acquired several companies, including two during the 2018 fiscal year, and we may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	diversion of management’s attention from other business concerns

•	failure to integrate the acquired company with our existing business

•	failure to motivate, or loss of, key employees from either our existing business or the acquired business

•	failure to identify certain risks or liabilities during the due diligence process

•	potential impairment of relationships with our existing employees and clients

•	additional operating expenses not offset by additional revenue

•	incurrence of significant non-recurring charges

•	incurrence of additional debt with restrictive covenants or other limitations

•	addition of significant amounts of intangible assets, including goodwill, that are subject to periodic assessment of impairment, primarily through comparison of market value of our stock to our net book value, with such impairment potentially resulting in a material impact on our future financial results and financial condition

•	dilution of our stock as a result of issuing equity securities

•	assumption of liabilities of the acquired company

Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and harm our business generally.

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

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. At various times, such professionals can be in great demand, particularly in certain geographic areas or if they have specific skill sets. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

•	provide our consultants with either full-time or flexible-time employment

•	obtain the type of challenging and high-quality projects our consultants seek

•	pay competitive compensation and provide competitive benefits

•	provide our consultants with flexibility as to hours worked and assignment of client engagements

There can be no assurance we will be successful in accomplishing any of these factors and, even if we are, we cannot assure we will be successful in attracting and retaining the number of highly qualified and experienced consultants necessary to maintain and grow our business.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. About 20% of our options outstanding as of the end of fiscal 2018, awarded prior to fiscal 2010, are priced at more than the current per share market value of our stock, limiting the grants from those years as a significant incentive to retain employees.

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber- intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. It is possible our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or client information others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our quarterly financial results may be subject to significant fluctuations that may increase the volatility of our stock price.

Our results of operations could vary significantly from quarter to quarter. Factors that could affect our quarterly operating results include:

•	our ability to attract new clients and retain current clients

•	the mix of client projects

•	the announcement or introduction of new services by us or any of our competitors

•	the expansion of the professional services offered by us or any of our competitors into new locations both nationally and internationally

•	changes in the demand for our services by our clients

•	the entry of new competitors into any of our markets

•	the number of consultants eligible for our offered benefits as the average length of employment with the Company increases

•	the amount of vacation hours used by consultants or number of holidays in a quarter, particularly the day of the week on which they occur

•	availability of consultants with the requisite skills in demand by clients

•	changes in the pricing of our professional services or those of our competitors

•	variation in foreign exchange rates from one quarter to the next used to translate the financial results of our international operations

•	the amount and timing of operating costs and capital expenditures relating to management and expansion of our business

•	the timing of acquisitions and related costs, such as compensation charges that fluctuate based on the market price of our common stock

•	the periodic fourth quarter consisting of 14 weeks, which occurred during the fiscal year ended May 31, 2014 and next occurs during the fiscal year ending May 30, 2020

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

Although our management has determined, and our independent registered public accountant has attested, that our internal control over financial reporting was effective as of May 26, 2018, we cannot assure you that we or our independent registered public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting may require management and our independent registered public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Additionally, if our internal control over financial reporting otherwise fails to comply with the requirements of Sarbanes, our business and stock price could be adversely affected.

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

Delaware corporate law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price future investors are willing to pay for your shares. These provisions:

•	authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors

•	prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting

•	provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 66 2/3 % majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors

•	allow our directors, not our stockholders, to fill vacancies on our board of directors

•	provide that the authorized number of directors may be changed only by resolution of the board of directors

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

The Company currently pays a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend, reduction of the quarterly dividend rate or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. In addition, the European Union adopted a comprehensive General Data Protection Regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR may result in additional costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. It is possible that future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have an adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability.

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

As of May 26, 2018, we maintained 48 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Phoenix, Arizona	Tampa, Florida	Cincinnati, Ohio
Irvine, California	Atlanta, Georgia	Cleveland, Ohio
Los Angeles, California (2)	Honolulu, Hawaii	Columbus, Ohio
Mountain View, California	Chicago, Illinois	Tulsa, Oklahoma
Sacramento, California (2)	Oakbrook Terrace, Illinois	Portland, Oregon
Santa Clara, California	Indianapolis, Indiana	Cranberry Township, Pennsylvania
San Diego, California	Boston, Massachusetts	Philadelphia, Pennsylvania
San Francisco, California (2)	Detroit, Michigan	Pittsburgh, Pennsylvania
Walnut Creek, California	Minneapolis, Minnesota	Nashville, Tennessee
Woodland Hills, California	Kansas City, Missouri	Dallas, Texas (2)
Denver, Colorado	Las Vegas, Nevada	Houston, Texas
Hartford, Connecticut	Parsippany, New Jersey	San Antonio, Texas
Stamford, Connecticut	Princeton, New Jersey	Seattle, Washington
Fort Lauderdale, Florida	New York, New York	Washington, D.C. (McLean, Virginia)
Jacksonville, Florida	Charlotte, North Carolina

As of May 26, 2018, we maintained 26 international offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Dublin, Ireland	Shanghai, People’s Republic of China
Brussels, Belgium	Milan, Italy	Manila, Philippines
Toronto, Canada	Tokyo, Japan	Singapore
Paris, France	Mexico City, Mexico	Seoul, South Korea
Frankfurt, Germany	Amsterdam (Utrecht), Netherlands	Stockholm, Sweden
Muenster, Germany	Oslo, Norway	Zurich, Switzerland
Munich, Germany	Beijing, People’s Republic of China	Taipei, Taiwan
Bangalore, India	Hong Kong, People’s Republic of China	London, United Kingdom
Mumbai, India	Guangzhou, People’s Republic of China

Our corporate offices are located in Irvine, California. We own an approximately 56,200 square foot office building in Irvine, California, of which we occupied approximately 40,000 square feet as of May 26, 2018, including space occupied by our Orange County, California practice. Approximately 16,200 square feet is leased to independent third parties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Global Select Market under the symbol “RECN” since December 15, 2000. The approximate number of holders of record of our common stock as of July 13, 2018 was 48 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

The following table sets forth, for the fiscal quarters indicated, the high and low intraday sales prices reported on the Nasdaq Global Select Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal 2018:
First Quarter	$14.75	$12.05
Second Quarter	$16.20	$12.05
Third Quarter	$17.00	$14.65
Fourth Quarter	$16.85	$14.55
Fiscal 2017:
First Quarter	$15.93	$13.79
Second Quarter	$17.00	$12.41
Third Quarter	$19.80	$15.85
Fourth Quarter	$17.40	$12.60

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we declared a dividend of $0.12 per share of common stock during each quarter in fiscal 2018 and $0.11 per share of common stock during each quarter in fiscal 2017. On April 19, 2018, our board of directors declared a regular quarterly dividend of $0.12 per share of our common stock. The dividend was payable on June 14, 2018 to stockholders of record at the close of business on May 17, 2018. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our board of directors.

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In July 2015, our board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the purchase, at the discretion of our senior executives, of our common stock for an aggregate dollar limit not to exceed $150.0 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

During the fourth quarter of fiscal 2018, we did not make any stock repurchases. As of May 26, 2018, approximately $120.0 million remains available for stock repurchases under the July 2015 program.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of ten companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the five years ended May 26, 2018. The graph assumes $100 was invested on May 25, 2013 in our common stock and in each index (based on prices from the close of trading on May 25, 2013), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Resources Connection, Inc., the Russell 3000 Index,

SIC Code 8742—Management Consulting and Peer Group

*$100 invested on 5/25/13 in stock or index, including reinvestment of dividends.

	For the Fiscal Years Ended
	May 25, 2013	May 31, 2014	May 30, 2015	May 28, 2016	May 27, 2017	May 26, 2018
Resources Connection, Inc.	$100.00	$115.42	$148.98	$151.07	$126.83	$169.42
Russell 3000	$100.00	$119.41	$133.57	$133.91	$157.87	$182.03
SIC Code 8742—Management Consulting	$100.00	$112.46	$130.39	$144.98	$158.53	$144.71
Peer Group	$100.00	$131.39	$135.71	$132.19	$131.48	$204.98

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

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes beginning on page 51 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 33. The Consolidated Statements of Operations data for the years ended May 30, 2015 and May 31, 2014 and the Consolidated Balance Sheet data at May 28, 2016, May 30, 2015 and May 31, 2014 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 26, 2018, May 27, 2017 and May 28, 2016 and the Consolidated Balance Sheet data at May 26, 2018 and May 27, 2017 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods.

	Years Ended
	May 26, 2018(2)	May 27, 2017	May 28, 2016	May 30, 2015	May 31, 2014 (1)
	(In thousands, except per common share and other data)
Revenue	$654,129	$583,411	$598,521	$590,589	$567,181
Direct cost of services, primarily payroll and related taxes for professional services employees	408,074	362,086	366,355	362,227	351,359

Gross margin	246,055	221,325	232,166	228,362	215,822
Selling, general and administrative expenses	209,042	183,471	174,806	173,797	172,531
Amortization of intangible assets	2,298	—	90	918	1,688
Depreciation expense	4,091	3,452	3,467	3,389	3,628

Income from operations	30,624	34,402	53,803	50,258	37,975
Interest expense	1,867	773	—	—	—
Interest income	(132)	(144)	(186)	(148)	(168)

Income before provision for income taxes	28,889	33,773	53,989	50,406	38,143
Provision for income taxes	10,063	15,122	23,546	22,898	18,257

Net income	$18,826	$18,651	$30,443	$27,508	$19,886

Net income per common share:
Basic	$0.61	$0.57	$0.82	$0.73	$0.51

Diluted	$0.60	$0.56	$0.81	$0.72	$0.51

Weighted average common shares outstanding:
Basic	30,741	32,851	37,037	37,825	39,216

Diluted	31,210	33,471	37,608	38,248	39,307

Cash dividends declared per common share	$0.48	$0.44	$0.40	$0.32	$0.28

Other Data:
Number of offices open at end of year	74	67	68	68	68
Total number of consultants on assignment at end of year	3,247	2,569	2,511	2,516	2,401
Cash dividends paid	$14,269	$14,157	$14,085	$11,748	$10,625

(1)	The year ended May 31, 2014 consisted of 53 weeks. All other years presented consisted of 52 weeks.
(2)	See the “Overview” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for review of the Company’s acquisitions of taskforce and Accretive during fiscal 2018.

	May 26, 2018	May 27, 2017	May 28, 2016	May 30, 2015	May 31, 2014
	(Amounts in thousands)
Cash, cash equivalents, short-term investments and U.S. government agency securities	$56,470	$62,329	$116,046	$112,238	$114,277
Working capital	100,357	95,074	147,704	152,760	150,287
Total assets	432,674	364,128	417,255	416,981	420,078
Long-term debt	63,000	48,000	—	—	—
Stockholders’ equity	268,825	238,142	342,649	340,452	345,761

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I Item 1A. “Risk Factors.” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements.”

Overview

RGP is a multinational business consulting firm that provides agile consulting services and talent to its global client base which is faced with disruption, business transformation and compliance issues. We bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. We assist our clients with projects requiring specialized expertise in:

•	Finance and accounting including process transformation and optimization; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence and integration; audit readiness, preparation and response; implementation of the requirements of new accounting standards, such as revenue recognition and lease accounting; and remediation support

•	Information management including program and project management; business and technology integration; data strategy including governance, security and privacy (such as the European General Data Protection Regulation); and business performance management (such as core planning and consolidation systems)

•	Corporate advisory, strategic communications, crisis communications and restructuring

•	Governance, risk and compliance management including governance; assessments; auditing and automation of programs managing regulatory compliance such as Sarbanes ; enterprise risk management; internal audits; operational risk management; and data security and privacy services

•	Supply chain management including strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance

•	Human capital including change management; organization development and effectiveness; employment engagement; compensation and incentive plan strategies and design and optimization of human resources technology and operations

•	Legal and regulatory supporting commercial transactions; global compliance initiatives; law department operations; and law department business strategy and analytics

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

We operated solely in the United States until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of May 26, 2018, we served clients from offices in 21 countries, including 26 international offices and 48 offices in the United States. During fiscal 2018, we added five offices in the U.S. as a result of our acquisition of substantially all of the assets and assumption of certain liabilities of Accretive. We also added two offices in Germany from our acquisition of taskforce. Our world-wide footprint allows the Company to support the global initiatives of our multinational client base.

We expect to continue opportunistic domestic and multinational expansion while also investing in complementary professional practice areas we believe will augment our service offerings.

We primarily charge our clients on an hourly basis for the professional services of our consultants. We recognize revenue once services have been rendered and invoice the majority of our clients in the United States on a weekly basis. Some of our clients served by our international offices are billed on a monthly basis. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. This type of contractually non-refundable revenue is recognized at the time our client completes the hiring process and represented 0.4%, 0.5% and 0.5% of our revenue for each of the years ended May 26, 2018, May 27, 2017 and May 28, 2016, respectively. We periodically review our outstanding accounts receivable balance and determine an estimate of the amount of those receivables we believe may prove uncollectible. Our provision for bad debts, if any, is included in our selling, general and administrative expenses.

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

Selling, general and administrative expenses (“S, G & A”) include the payroll and related costs of our internal management as well as general and administrative, marketing and recruiting costs. Our sales and marketing efforts are led by our management team who are salaried employees and earn bonuses based on operating results for the Company as a whole and each individual’s performance.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2018, 2017, and 2016 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks (the next of which occurs for fiscal 2020), the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

The Company continues to make progress toward its strategic initiatives announced in April 2017. During fiscal 2018, the Company further advanced its initiative to cultivate a more sophisticated and robust sales culture. RGP continued the initiative to roll out enhanced training initiatives and new compensation programs to drive accountability and profitable growth. The Company has completed other facets of this initiative, including the alignment of the Company’s sales process and the establishment of an enterprise-wide Business Development function. Another initiative, the Company’s Strategic Client Program, which involves a dedicated account team for certain high profile clients with world-wide operations, is performing well with revenue of clients in this program up 8.4% year over year. With the announcement of its new bonus reward program for fiscal 2019 for individuals focused on revenue generation, the Company believes it has substantially completed its sales culture transformation. The new bonus program rewards individuals for achieving or exceeding pre-determined sales goals, with bonus multipliers applicable for exceeding goals; the rewards for sales achievement are coupled tied to both gross margin goals and qualitative goals associated with the Company’s culture of “LIFE at RGP”.

The Company is close to completing its second initiative to redesign the Company’s business model to enhance its client offerings, with a focus on building its integrated solutions capabilities and delivering multi-disciplinary offerings to its clients in three areas of focus –Transaction Services, Technical Accounting Services, and Data & Analytics. In the second quarter of fiscal 2018, the Company implemented the new operating model for sales, talent and integrated solutions within RGP for all of North America; that is, reporting relationships are now largely defined by functional area rather than on an office location basis. We believe this effort has already delivered improved revenue growth and improved customer experience in fiscal 2018. The rollout of the operating model will continue in Europe and Asia Pacific during fiscal 2019.

With respect to the cost containment initiative, the Company remains focused on (i) improving leverage of its S, G & A as a percentage of revenue and (ii) cost synergies in the core business and with the Accretive acquisition. Although the Company made certain headcount reductions in fiscal 2017, certain non-recurring expenses incurred during the fiscal year 2018 for severance, acquisition and sales transformation and the hiring of headcount principally for talent recruitment and management and Europe have negated those reductions. RGP remains committed to managing its cost structure to achieve improved S, G & A performance as measured against revenue throughout fiscal 2019.

During the third quarter of fiscal 2018, the Company completed its acquisition of substantially all of the assets and assumption of certain liabilities of Accretive. Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supports startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due, subject to working capital adjustments. As of May 26, 2018, the amounts due for working capital adjustments are estimated at $0.1 million in cash and 108,000 additional shares of common stock and are accrued as a liability on the balance sheet as of May 26, 2018. The Company expects EBITDA from this acquisition (EBITDA is defined as our earnings before interest, taxes, depreciation and amortization) to increase during fiscal 2019, driven by cost synergies that RGP expects to achieve from this acquisition by the end of calendar 2018, resulting from office consolidations, the elimination of redundant back-office functions and other specific cost reductions. Results of operations of Accretive are included in the Company’s Consolidated Statement of Operations for the six months ended May 26, 2018, including revenue of $35.5 million and income before amortization and depreciation of $1.8 million. The principal operations of Accretive have been integrated into RGP’s business model effective with the first day of fiscal 2019 and so further segregated reporting is not available after that date.

During the second quarter of fiscal 2018, the Company completed its acquisition of taskforce, a German based professional services firm founded in 2007 that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million translated to U.S. dollars based on the exchange rates at the date of acquisition) for all of the outstanding shares of taskforce in a combination of cash and restricted stock. In addition, the purchase agreement requires additional earn-out payments resulting from application of a formula based upon Adjusted EBITDA (as defined in the purchase agreement) for calendar years 2017, 2018 and 2019. The estimated fair value of these additional earn-out payments are recorded as contingent consideration at a discounted rate in the Company’s Consolidated Balance Sheet for €3.7 million as of May 26, 2018 (approximately $4.3 million translated to U.S. dollars based on the exchange rate on the last day of fiscal 2018). The initial payment for calendar 2017 of €2.1 million was made March 28, 2018. The remaining contingent consideration is subject to revision until ultimately settled and such adjustments are recorded through the Company’s Statement of Operations. Results of operations of taskforce are included in the Company’s Consolidated Statement of Operation for the nine months ended May 26, 2018, including revenue of $11.4 million and income before depreciation and amortization of $0.6 million.

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

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Identifiable intangible assets are amortized over their lives, typically ranging from three to ten years. Goodwill is not subject to amortization. This asset is considered to have an indefinite life and its carrying value is required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of this intangible asset in the future and this adjustment may materially affect the Company’s future financial results and financial condition.

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

Revenue recognition — We primarily charge our clients on an hourly basis for the professional services of our consultants. Revenues are recognized when the Company’s professionals deliver promised services to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our clients are contractually obligated to pay us for all hours billed. To a much lesser extent, we also earn revenue if a client hires one of our consultants. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.12 per share for each quarter during fiscal 2018 and $0.11 per share for each quarter of fiscal 2017) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.7 years for non-officers and 8.2 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
	(Amounts in thousands)
Revenue	$654,129	$583,411	$598,521
Direct cost of services	408,074	362,086	366,355

Gross margin	246,055	221,325	232,166
Selling, general and administrative expenses	209,042	183,471	174,806
Amortization of intangible assets	2,298	—	90
Depreciation expense	4,091	3,452	3,467

Income from operations	30,624	34,402	53,803
Interest expense	1,867	773	—
Interest income	(132)	(144)	(186)

Income before provision for income taxes	28,889	33,773	53,989
Provision for income taxes	10,063	15,122	23,546

Net income	$18,826	$18,651	$30,443

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Revenue	100.0%	100.0%	100.0%
Direct cost of services	62.4	62.1	61.2

Gross margin	37.6	37.9	38.8
Selling, general and administrative expenses	32.0	31.4	29.2
Amortization of intangible assets	0.4	—	—
Depreciation expense	0.6	0.6	0.6

Income from operations	4.6	5.9	9.0
Interest expense	0.3	0.1	—
Interest income	—	—	—

Income before provision for income taxes	4.3	5.8	9.0
Provision for income taxes	1.5	2.6	3.9

Net income	2.8%	3.2%	5.1%

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

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
	(Amounts in thousands)
Net income	$18,826	$18,651	$30,443
Adjustments:
Amortization of intangible assets	2,298	—	90
Depreciation expense	4,091	3,452	3,467
Interest expense	1,867	773	—
Interest income	(132)	(144)	(186)
Provision for income taxes	10,063	15,122	23,546

EBITDA	37,013	37,854	57,360
Stock-based compensation expense	6,033	6,068	6,280

Adjusted EBITDA	$43,046	$43,922	$63,640

Revenue	$654,129	$583,411	$598,521

Adjusted EBITDA Margin	6.6%	7.5%	10.6%

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to our investors because they are financial measures used by management to assess the core performance of the Company. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

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

Year Ended May 26, 2018 Compared to Year Ended May 27, 2017

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $70.7 million, or 12.1%, to $654.1 million for the year ended May 26, 2018 from $583.4 million for the year ended May 27, 2017. Revenue in fiscal 2018 includes $35.5 million in revenue resulting from Accretive operations since the acquisition in the third quarter of fiscal 2018 and $11.4 million in revenue resulting from taskforce, acquired in the second quarter of fiscal 2018. Excluding the revenue of Accretive and taskforce (together, the “acquisitions”), revenue increased $23.8 million, or 4.1%. We deliver our services to clients, whether multi-national or locally-based, in a similar fashion across the globe. Excluding the acquisitions for comparison purposes, bill rates and hours worked increased 2.5% and 1.2%, respectively, on average in fiscal 2018 compared to fiscal 2017. The Company experienced an upswing in revenue in certain industries and markets during fiscal 2018 compared to the prior year; however, consistent with recent trends, the Company’s revenue in the financial services industry was down year-over-year, impeding further overall revenue growth. The timing of the result of efforts to improve our client penetration in the financial services industry is uncertain. We believe the improvement in revenue results is in part the result of the operational changes made throughout fiscal 2018, including the usage of Salesforce as a tool to measure individual productivity directly and structuring reporting lines with a function and client focus. As presented in the table below, revenue increased in fiscal 2018 in all three geographic areas as compared to fiscal 2017; North America and Europe grew 2.1% and 21.3%, respectively, excluding revenue from the acquisitions.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the Years Ended			% of Total
	May 26, 2018	May 27, 2017	% Change	May 26, 2018	May 27, 2017
North America	$524,872	$479,263	9.5%	80.3%	82.1%
Europe	84,705	60,461	40.1%	12.9	10.4
Asia Pacific	44,552	43,687	2.0%	6.8	7.5

Total	$654,129	$583,411	12.1%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2017 conversion rates, international revenues would have been lower than reported under GAAP by $7.1 million for the year ended May 26, 2018. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased by 10.9% overall and by 9.4%, 30.1% and 0.9% in North America, Europe and Asia Pacific. Average bill rates increased 1.7% on a constant currency basis excluding the acquisitions.

The number of consultants on assignment at the end of fiscal 2018 was 3,247 compared to the 2,569 consultants engaged at the end of fiscal 2017. The number of consultants on assignment as of May 26, 2018 includes 395 and 59 consultants from the Accretive and taskforce acquisitions, respectively.

We operated 74 offices (26 abroad) as of May 26, 2018 and 67 offices (24 abroad) as of May 27, 2017. The change between the two years is the result of the addition of five offices acquired in the Accretive transaction, two offices acquired in the taskforce acquisition and the formal establishment of offices in Zurich, Switzerland and Guangzhou, China, offset by three office closures.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services increased $46.0 million, or 12.7%, to $408.1 million for the year ended May 26, 2018 from $362.1 million for the year ended May 27, 2017. Direct cost of services includes consultant costs of

$30.2 million related to the acquisitions. Excluding the impact of the acquisitions, the increase in the amount of direct cost of services was primarily related to an increase in average consultant pay rate per hour and in hours worked of 3.8% and 1.2%, respectively. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) was 62.4% and 62.1% for the years ended May 26, 2018 and May 27, 2017, respectively. Comparing the two fiscal years, the direct cost of services percentage increased because of an unfavorable change in the bill rate to pay rate ratio. The weaker U.S. dollar against most of the currencies of the international countries in which we operate during fiscal 2018 affected our average pay rate. Average pay rates increased 1.7% on a constant currency basis excluding the acquisitions.

Our target direct cost of services percentage is 60% for all of our offices.

Selling, General and Administrative Expenses. S, G & A increased $25.5 million, or 13.9%, to $209.0 million for the year ended May 26, 2018 from $183.5 million for the year ended May 27, 2017 and increased as a percentage of revenue to 32.0% in fiscal 2018 from 31.4% in fiscal 2017. Approximately $14.4 million of the increase in S, G & A in fiscal 2018 is related to the acquisitions. Absent those costs, S, G & A increased $11.1 million or 6.0% compared to the prior year. Management and administrative head count was 906 at the end of fiscal 2018 (including 105 from the acquisitions) and 732 at the end of fiscal 2017. Fiscal 2018 S, G &A included $14.0 million of expenses as follows: approximately $3.1 million related to severance expenses, $1.8 million of acquisition related costs and $9.1 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth. Fiscal 2017 S, G & A included $5.2 million of expenses as follows: approximately $2.4 million of costs related to a restructuring program, reducing front and back office personnel by 49 and closing one U.S.-based location and one international location; approximately $1.3 million of external assistance costs for transformation of the Company’s sales process and tools; $1.1 million and $0.4 million of severance expense and non-cash stock-based compensation expense, respectively, related to the accelerated vesting of options previously granted to a senior executive in connection with his departure from the Company. Without the S, G & A of the acquisitions and the respective transformation, acquisition, integration and severance costs in each year, S, G & A increased approximately $2.3 million in fiscal 2018 over fiscal 2017. The primary causes of this increase were hiring of business development professionals in United States offices with high growth potential, hiring of talent recruiters and management to support increased growth and opportunity and increases in the Company’s incentive compensation programs linked with improvements in revenue growth.

Sequential Operations. On a sequential quarter basis, fiscal 2018 fourth quarter revenue increased $11.4 million, or 6.6%, to $183.8 million from $172.4 million. Revenue for the fourth quarter of fiscal 2018 includes $22.0 million from the acquisitions as compared to $21.1 million in the third quarter. Absent revenue from the acquisitions, revenue increased $10.5 million, or 6.9%, between the sequential quarters. Fourth quarter revenue increased partially because there are no significant compensated holidays in the quarter as compared to the third quarter which included the Christmas, New Year’s and Chinese New Year’s holidays. Including the acquisitions, hours worked increased 5.1% while average bill rates improved 0.8% between the third and fourth quarter. The remaining increase is attributable primarily to increases in non-hourly revenue, primarily client reimbursement revenue. The Company’s sequential revenue increased in North America (7.7%), Asia Pacific (4.5%) and Europe (1.3%). On a constant currency basis, using the comparable third quarter fiscal 2018 conversion rates, sequential revenue increased in North America (7.7%), Asia Pacific (3.3%) and Europe (1.2%).

The direct cost of services percentage improved to 61.7% in the fourth quarter from 63.7% in the third quarter. This improvement is primarily attributable to no compensated holidays in the United States during the fourth quarter as compared to two in the third quarter, the declining impact of payroll taxes as the calendar year progresses and an improvement in the Company’s cost of its self-insured medical coverage of consultants.

S, G & A as a percentage of revenue was 32.0% and 32.1% for the fourth and third quarters of fiscal 2018, respectively. S, G & A expenses increased $3.6 million for the quarter ended May 26, 2018 compared to the quarter ended February 24, 2018. The fourth quarter of fiscal 2018 S, G & A includes approximately $3.8 million of expenses as follows: approximately $0.8 million in severance expenses, approximately $0.2 million of acquisition-related costs and approximately $2.8 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. The third quarter of fiscal 2018 S, G & A includes $3.7 million of expenses as follows: approximately $0.7 million in severance expenses, $0.2 million of acquisition-related costs and $2.8 million related to costs of the Company’s on-going transformation and integration in accordance with its strategic initiatives to drive revenue growth and improve cost containment. Without the costs outlined related to severance, acquisition, transformation or integration, S, G & A spend increased between the quarters primarily due to hiring of business development professionals in United States offices with high growth potential, hiring of talent recruiters and management to support increased growth and opportunity and increases in the Company’s incentive compensation programs linked with improvements in revenue growth.

Amortization and Depreciation Expense. Amortization of intangible assets was $2.3 million in fiscal 2018 as a result of commencing amortization related to identifiable intangible assets acquired in the December 4, 2017 acquisition of Accretive and the September 1, 2017 acquisition of taskforce. Those assets identified based upon the purchase price of Accretive include: $12.7 million for customer relationships (amortized over eight years) and $2.5 million for tradenames (amortized over three years); and for taskforce, $1.9 million for customer relationships (amortized over 3 years), $2.0 million for tradenames (amortized over 10 years), $0.8 million for the database of potential consultants (amortized over 3 years) and $1.0 million for non-competition agreements (amortized over 3 years). The Company had no amortization expense during fiscal 2017.

Depreciation expense was $4.1 million and $3.5 million in fiscal 2018 and 2017, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the purchase of Accretive.

Interest Expense (Income). Total interest expense for fiscal 2018, including commitment fees, was approximately $1.9 million compared to $0.8 million in fiscal 2017. Interest expense was lower in fiscal 2017 as the Company did not utilize its $120 million secured revolving credit facility (“Facility”) with Bank of America until November 2016. In addition, the Company borrowed an additional $15 million during fiscal 2018 as a part of the funding for the acquisition of Accretive in December 2017, and, in general, the Company’s cost of borrowing was higher in fiscal 2018. As of May 26, 2018, the interest rates on the Company’s borrowings were 3.5% on a tranche of $24.0 million (6-month London Interbank Offered Rate (“LIBOR”) plus 1.50%), 3.8% on a tranche of $24.0 million (3-month LIBOR plus 1.50%) and 4.0% on a tranche of $15.0 million (6-month LIBOR plus 1.5%). In comparison, as of May 27, 2017, the interest rates on the Company’s borrowings were 2.5% on one tranche of $24.0 million based on a 1-month LIBOR plus 1.5% and 2.65% on a second tranche of $24.0 million based on a 3-month LIBOR plus 1.5%.

The Company’s interest income was $0.132 million in fiscal 2018 compared to $0.144 million in fiscal 2017. Although rates improved generally during fiscal 2018 compared to fiscal 2017, interest income declined between the two periods as the Company had less available cash for investment during fiscal 2018.

Income Taxes. On December 22, 2017, Congress enacted H.R.1, the Tax Cuts and Jobs Act (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. As the Company’s 2018 fiscal year ended on May 26, 2018, the lower rate is phased in, resulting in a U.S. statutory federal tax rate of approximately 29.4% for the fiscal year ending May 26, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The provision for income taxes for the fiscal year ending May 26, 2018 includes a tax benefit of approximately $0.8 million upon re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized. The Tax Reform Act also provides for a mandatory one-time “transition tax” on certain accumulated earnings of foreign subsidiaries. It was determined that the transition tax does not impact the Company’s provision for income taxes as its aggregate foreign deficits exceed its foreign profits.

The provision for income taxes decreased to $10.1 million (effective rate of approximately 35%) for the year ended May 26, 2018 from $15.1 million (effective rate of 45%) for the year ended May 27, 2017. The provision for income taxes and the effective tax rate decreased due to the reduction in the U.S. statutory federal tax rate, re-measurement of U.S. deferred tax assets and liabilities, and reversal of valuation allowances that offset deferred tax assets in certain foreign jurisdictions. The provision for taxes in both fiscal 2018 and fiscal 2017 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. Based upon current economic circumstances, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying incentive stock options (“ISO”) exercises.

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $0.3 million and $2.1 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2018 and 2017, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

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

Management determined during the fiscal year ending May 26, 2018 that it was a prudent time to make an exception to the indefinite reinvestment position and approved the payment of a one-time dividend of $12.0 million from Japan, Hong Kong, and Canada. The one-time exception is based upon opportunistic timing for a dividend distribution as a result of the transition tax and 100% federal dividend exemption for foreign source earnings provided under U.S. tax reform. The Company recorded tax expense of approximately $0.3 million for withholding taxes and U.S. state taxes that result from the dividend distribution during the fiscal year ending May 26, 2018. Additionally, the Company provides for $3.4 million in capital gains tax offset by $3.4 million of newly established deferred tax assets for foreign tax credits that result from the dividend. Both the capital gains tax and the newly established deferred tax assets are based upon a strict reading of the code and may be reversed upon further guidance from Treasury or Congress. These estimates are subject to change, possibly materially, upon release of further guidance and clarification from regulatory authorities, additional analysis or changes in interpretations and assumptions made by the Company. After the one time dividend, Management’s intent and ability for indefinite reinvestment will continue for all entities, including Japan, Hong Kong, and Canada.

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

The number of consultants on assignment at the end of fiscal 2017 was 2,569 compared to the 2,511 consultants engaged at the end of fiscal 2016.

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

Direct Cost of Services. Direct cost of services decreased $4.3 million, or 1.2%, to $362.1 million for the year ended May 27, 2017 from $366.4 million for the year ended May 28, 2016. Comparing fiscal 2017 to fiscal 2016, direct cost of services decreased primarily because of a 0.9% decrease in hours worked and a 1.7% decrease in the average consultant pay rate per hour. The direct cost of services as a percentage of revenue (“direct cost of services percentage”) was 62.1% and 61.2% for the years ended May 27, 2017 and May 28, 2016, respectively. Comparing the two fiscal years, the direct cost of services percentage increased because of an unfavorable change in the bill rate to pay rate ratio. Although the U.S. dollar was stronger against most of the currencies of the international countries in which we operate during fiscal 2017 it did not affect our consolidated overall average pay rate on a constant currency basis. .

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

Sequential Operations. On a sequential quarter basis, fiscal 2017 fourth quarter revenue increased 3.3% to $148.6 million from $143.8 million, hours worked improved 1.4% and average bill rates were up 1.7%. The Company’s sequential revenue increased in North America (2.5%), Europe (11.5%), and Asia Pacific (1.4%); using the comparable third quarter fiscal 2017 conversion rates, consolidated sequential revenue increased 3.0% and in North America (2.4%) and Europe (9.7%), but was down in Asia Pacific (-0.1%). Third quarter revenue was impacted by the Christmas, New Year’s and Chinese New Year’s holidays; there were no significant holidays in the fourth quarter.

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

S, G & A expenses increased $3.0 million from the quarter ended February 25, 2017 to the quarter ended May 27, 2017. During the fourth quarter of fiscal 2017, the Company initiated and completed a restructuring program, reducing front and back office personnel by 49 and closing one U.S. based location and one international location. The approximate cost of the program was $2.4 million, which is included in S, G & A for the fourth quarter of fiscal 2017. Absent these costs, S, G & A increased by $0.6 million in the fourth quarter of fiscal 2017 as compared to the same prior year period. The increase was primarily a result of the consulting spend related to the Company’s transformation of its sales process and tools during the fourth quarter of fiscal 2017, incurring fees of approximately $1.0 million, offset by the declining impact of payroll taxes as the calendar year progressed. The leverage of S, G & A expenses improved to 30.9% (32.6% including severance costs) in the fourth quarter of fiscal 2017 compared to 31.5% in the third quarter. This was attributable to the improved revenue in the fourth quarter, providing leverage on certain fixed expenses, such as rent, in the fourth quarter.

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

Interest Expense (Income). As described further below under the caption Liquidity and Capital Resources, the Company entered into a $120 million secured Facility with Bank of America in October 2016. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. On November 21, 2016, the Company completed its Dutch auction tender offer, purchasing approximately 6.5 million shares of the Company’s common stock for approximately $104.2 million, excluding transaction costs, funded partially by borrowing $58.0 million under the Facility and $46.2 million of cash on hand.

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

Income Taxes. The provision for income taxes decreased to $15.1 million (effective rate of approximately 45%) for the year ended May 27, 2017 from $23.5 million (effective rate of 44%) for the year ended May 28, 2016. The provision for taxes in both fiscal 2017 and fiscal 2016 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. The decrease in the provision for income taxes is because of lower U.S. pretax income. The effective tax rate increased because of lower U.S. pretax income in fiscal 2017 partially offset by international pretax losses. The effective tax rate in both fiscal years disproportionately magnifies the effect of the components of the tax rate that differ from the standard federal rate, including non-deductible permanent differences and ISOs.

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 26, 2018. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 26, 2018	Feb. 24, 2018	Nov. 25, 2017	Aug. 26, 2017	May 27, 2017	Feb. 25, 2017	Nov. 26, 2016	Aug. 27, 2016
	(In thousands, except net income per common share)
Revenue	$183,791	$172,414	$156,738	$141,186	$148,620	$143,844	$147,558	$143,389
Direct cost of services, primarily payroll and related taxes for professional services employees	113,363	109,904	97,319	87,488	90,579	91,597	91,048	88,862

Gross margin	70,428	62,510	59,419	53,698	58,041	52,247	56,510	54,527
Selling, general and administrative expenses	58,861	55,268	47,498	47,415	48,425	45,376	46,056	43,614
Amortization of intangible assets	972	1,004	322	—	—	—	—	—
Depreciation expense	1,115	1,089	947	940	941	909	808	794

Income from operations	9,480	5,149	10,652	5,343	8,675	5,962	9,646	10,119
Interest expense	591	542	397	337	358	351	64	—
Interest income	(38)	(34)	(32)	(28)	(18)	(16)	(40)	(70)

Income before provision for income taxes	8,927	4,641	10,287	5,034	8,335	5,627	9,622	10,189
Provision for income taxes	4,946	46	2,149	2,922	3,898	2,743	3,930	4,551

Net income	$3,981	$4,595	$8,138	$2,112	$4,437	$2,884	$5,692	$5,638

Net income per common share (1):
Basic	$0.13	$0.15	$0.27	$0.07	$0.15	$0.10	$0.16	$0.16

Diluted	$0.12	$0.14	$0.27	$0.07	$0.15	$0.09	$0.16	$0.15

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I Item 1A. “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and ability to access our Facility and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 26, 2018. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. As of May 26, 2018, the Company had $56.5 million of cash and cash equivalents including $16.5 million held in international operations.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

As of May 26, 2018, the Company had borrowings of approximately $63.0 million under the Facility and directed Bank of America to issue approximately $1.0 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of May 26, 2018 the Company was in compliance with the financial covenants in the Facility.

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

Operating Activities, fiscal 2018 and 2017

Operating activities provided $15.4 million and $28.3 million in cash in fiscal 2018 and fiscal 2017, respectively. Cash provided by operations in fiscal 2018 resulted from net income of $18.8 million and net favorable non-cash reconciling adjustments of $8.2 million. Other balance sheet account changes in fiscal 2018, including working capital balances, were a net use of cash of $11.7 million, due primarily to the increase in the balance of accounts receivable as of the end of the fiscal year, reflecting increasing revenue during the fourth quarter; the accounts receivable increase was offset by increased bonus obligations, payable in the first quarter of fiscal 2019. In fiscal 2017, cash provided by operations resulted from net income of $18.7 million and net favorable non-cash reconciling adjustments of $14.5 million. Other balance sheet account changes in fiscal 2017, including working capital balances, were a net use of cash of $4.9 million; the primary driver of the use was the increase in the Company’s accounts receivable as of the end of the fiscal year and the unfavorable change in the balance of income taxes due. Non-cash items in both years include depreciation and amortization (which increased between the two periods by $2.9 million, as a result of the acquisitions) and stock-based compensation expense which decreased between the two periods by $0.1 million. Stock-based compensation expense does not reflect an actual cash outflow from the Company but is an estimate of the fair value of the services provided by employees and directors in exchange for share-based payments such as stock options, restricted stock and ESPP purchase rights. The change between the two years is also influenced by the acceleration of vesting related to options granted to a senior executive who left the Company in fiscal 2017 (approximately $0.4 million).

Investing Activities, fiscal 2018 and 2017

Net cash used in investing activities was $25.7 million for fiscal 2018, compared to a source of cash of $20.4 million in fiscal 2017. The primary use of cash in fiscal 2018 was cash used to acquire the acquisitions of approximately $23.5 million, net of cash acquired. In fiscal 2017, redemptions of short-term investments were $25.0 million as the Company accumulated cash from maturing investments in preparation for its November 2016 tender offer. The Company did not have money invested short-term during fiscal 2018. Purchases of property and equipment decreased approximately $2.6 million between the two periods as the Company had limited office relocation/refurbishment activities in the current year.

Financing Activities, fiscal 2018 and 2017

Net cash provided by financing activities totaled $3.5 million compared to net cash used of $76.9 million for the years ended May 26, 2018 and May 27, 2017, respectively. Financing activities for fiscal 2018 include dividends paid on the Company’s common stock of $14.3 million, approximately $0.1 million higher than in the comparable prior fiscal year. The Company’s dividend rate was $0.12 per common share in fiscal 2018, compared to $0.11 per common share in fiscal 2017. The Company’s board of directors declared a quarterly cash dividend of $0.12 per common share on April 19, 2018. The dividend of approximately $3.8 million, paid on June 14, 2018, is accrued in the Company’s Consolidated Balance Sheet as of May 26, 2018. The dividends paid in fiscal 2018 were slightly lower than the prior year because of the reduced number of outstanding shares of common stock after the Company’s modified Dutch auction tender offer in November 2016; the reduced number of shares offset the increase in the dividend rate per common share of $0.01. The Company also paid the initial contingent consideration related to the taskforce acquisition of $2.6 million in fiscal 2018.

Net cash used in financing activities for the year ended May 27, 2017 included $104.2 million, excluding transaction costs, used to purchase shares of our common stock in the modified Dutch auction tender offer, with $58.0 million of this amount borrowed under the Facility and the remainder funded from the Company’s existing cash balances; the Company repaid $10.0 million borrowed in fiscal 2017. In fiscal 2018, the Company borrowed $15.0 million under the Facility as part of the Accretive acquisition.

The Company used $5.1 million to purchase approximately 321,000 shares of common stock on the open market during fiscal 2018. In the prior year period, the Company used $13.5 million to purchase 843,000 shares of common stock on the open market (in addition to the shares acquired in the modified Dutch auction). Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $2.1 million higher in fiscal 2018 as compared to the comparable period of fiscal 2017.

As described in Note 3 to the financial statements – Acquisitions,—the purchase agreement for taskforce requires earn-out payments to be made. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and

for calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15% (Adjusted EBITDA as defined in the purchase agreement). The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to the contingent consideration recognized at the date of acquisition was €5.5 million (approximately $6.5 million). The Company paid the portion related to Adjusted EBITDA for calendar 2017 of €2.1 million (approximately $2.6 million) in March 2018; the estimated fair value of the remaining contingent consideration obligation is €3.7 million (approximately $4.3 million) as of May 26, 2018.

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

Contractual Obligations

At May 26, 2018, the Company had operating leases, primarily for office premises, and purchase obligations, primarily for property and equipment, expiring at various dates through March 2027. At May 26, 2018, the Company had no capital leases

(although, as described in “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements, we will recognize as liabilities in our Balance Sheet the obligation for outstanding operating leases primarily related to office facilities commencing in fiscal 2020). The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 26, 2018:

	Payments Due by Period
	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Thereafter
	(Amounts in thousands)
Operating lease obligations	$42,450	$11,980	$16,656	$10,513	$3,301

Purchase obligations	$1,345	$713	$578	$54	$—

Long-term debt	$63,000	$—	$—	$63,000	$—

Long-term debt above does not include any estimated future interest payments.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 26, 2018.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 26, 2018, May 27, 2017 or May 28, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate.

At the end of fiscal 2018, we had approximately $56.5 million of cash and cash equivalents and $63.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrow as of May 26, 2018 of $63.0 million, a 10% change in interest rates would have resulted in approximately a $0.3 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the year ended May 26, 2018, approximately 21.9% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 71% of our fiscal year-end balances of cash and cash equivalents were denominated in U.S. dollars. The remaining amount of approximately 29% was comprised primarily of cash balances translated from Euros, Mexican Pesos, British Pound Sterling and Chinese Yan. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the Company) as of May 26, 2018 and May 27, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 26, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 26, 2018 and May 27, 2017, and the results of its operations and its cash flows for each of the three years in the period ended May 26, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 26, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

Irvine, California

July 23, 2018

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 26, 2018	May 27, 2017
	(Amounts in thousands, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$56,470	$62,329
Trade accounts receivable, net of allowance for doubtful accounts of $1,640 and $2,517 as of May 26, 2018 and May 27, 2017, respectively	130,452	98,222
Prepaid expenses and other current assets	7,230	4,395
Income taxes receivable	729	1,899

Total current assets	194,881	166,845
Goodwill	191,950	171,088
Intangible assets, net	18,531	—
Property and equipment, net	22,413	23,354
Deferred income taxes	2,850	973
Other assets	2,049	1,868

Total assets	$432,674	$364,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,280	$14,102
Accrued salaries and related obligations	58,418	49,241
Other liabilities	12,826	8,428

Total current liabilities	94,524	71,771
Long-term debt	63,000	48,000
Deferred income taxes	—	1,280
Other long-term liabilities	6,325	4,935

Total liabilities	163,849	125,986

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 61,252 and 58,992 shares issued, and 31,614 and 29,662 shares outstanding as of May 26, 2018 and May 27, 2017, respectively	613	590
Additional paid-in capital	429,578	398,828
Accumulated other comprehensive loss	(10,385)	(11,396)
Retained earnings	335,741	332,024
Treasury stock at cost, 29,638 and 29,330 shares as of May 26, 2018 and May 27, 2017, respectively	(486,722)	(481,904)

Total stockholders’ equity	268,825	238,142

Total liabilities and stockholders’ equity	$432,674	$364,128

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
	(Amounts in thousands, except per share amounts)
Revenue	$654,129	$583,411	$598,521
Direct cost of services, primarily payroll and related taxes for professional services employees	408,074	362,086	366,355

Gross margin	246,055	221,325	232,166
Selling, general and administrative expenses	209,042	183,471	174,806
Amortization of intangible assets	2,298	—	90
Depreciation expense	4,091	3,452	3,467

Income from operations	30,624	34,402	53,803
Interest expense	1,867	773	—
Interest income	(132)	(144)	(186)

Income before provision for income taxes	28,889	33,773	53,989
Provision for income taxes	10,063	15,122	23,546

Net income	$18,826	$18,651	$30,443

Net income per common share:
Basic	$0.61	$0.57	$0.82

Diluted	$0.60	$0.56	$0.81

Weighted average common shares outstanding:
Basic	30,741	32,851	37,037

Diluted	31,210	33,471	37,608

Cash dividends declared per common share	$0.48	$0.44	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$18,826	$18,651	$30,443
Foreign currency translation adjustment, net of tax	1,011	(602)	123

Total comprehensive income	$19,837	$18,049	$30,566

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	(Amounts in thousands)
Balances as of May 30, 2015	57,488	$575	$374,285	20,215	$(336,759)	$(10,917)	$313,268	$340,452
Exercise of stock options	418	4	5,304					5,308
Stock-based compensation expense			6,280					6,280
Tax shortfall from stock-based compensation arrangements			(1,565)					(1,565)
Issuance of common stock under Employee Stock Purchase Plan	325	3	4,459					4,462
Issuance of restricted stock	6							—
Issuance of restricted stock out of treasury stock to board of director members				(44)	1,031		(1,031)	—
Purchase of shares				1,837	(28,128)			(28,128)
Cash dividends declared ($0.40 per share)							(14,726)	(14,726)
Currency translation adjustment						123		123
Net income for the year ended May 28, 2016							30,443	30,443

Balances as of May 28, 2016	58,237	582	388,763	22,008	(363,856)	(10,794)	327,954	342,649
Exercise of stock options	305	3	3,853					3,856
Stock-based compensation expense			6,068					6,068
Tax shortfall from stock-based compensation arrangements			(4,344)					(4,344)
Issuance of common stock under Employee Stock Purchase Plan	359	4	4,489					4,493
Issuance of restricted stock	92	1	(1)					—
Issuance of restricted stock out of treasury stock to board of director members				(36)	838		(838)	—
Forfeitures of restricted stock	(1)							—
Purchase of shares				7,358	(118,886)			(118,886)
Cash dividends declared ($0.44 per share)							(13,743)	(13,743)
Currency translation adjustment						(602)		(602)
Net income for the year ended May 27, 2017							18,651	18,651

Balances as of May 27, 2017	58,992	590	398,828	29,330	(481,904)	(11,396)	332,024	238,142
Exercise of stock options	517	6	6,483					6,489
Stock-based compensation expense			5,978					5,978
Issuance of common stock under Employee Stock Purchase Plan	339	3	3,947					3,950
Issuance of restricted stock	105	1	(1)					—
Issuance of restricted stock out of treasury stock to board of director members				(13)	298		(298)	—
Purchase of shares				321	(5,116)			(5,116)
Issuance of common stock for acquisition of Accretive	1,072	11	11,743					11,754
Issuance of common stock for acquisition of taskforce	227	2	2,600					2,602
Cash dividends declared ($0.48 per share)							(14,811)	(14,811)
Currency translation adjustment						1,011		1,011
Net income for the year ended May 26, 2018							18,826	18,826

Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$18,826	$18,651	$30,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,389	3,452	3,557
Stock-based compensation expense	6,033	6,068	6,280
Loss on disposal of assets	14	19	—
Bad debt expense	826	458	1,118
Deferred income taxes	(5,035)	4,530	1,058
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	(19,373)	(1,494)	(2,702)
Prepaid expenses and other current assets	(1,567)	374	(651)
Income taxes	4,733	(6,232)	(949)
Other assets	(166)	253	15
Accounts payable and accrued expenses	3,332	681	176
Accrued salaries and related obligations	4,173	(434)	1,574
Other liabilities	(2,815)	1,939	(1,657)

Net cash provided by operating activities	15,370	28,265	38,262

Cash flows from investing activities:
Redemption of short-term investments	—	24,957	45,000
Purchase of short-term investments	—	—	(44,969)
Proceeds from sale of property and equipment	4	233	—
Acquisition of Accretive	(20,047)	—	—
Acquisition of taskforce, net of cash acquired	(3,410)	—	—
Purchase of property and equipment	(2,213)	(4,781)	(2,381)

Net cash (used in) provided by investing activities	(25,666)	20,409	(2,350)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,489	3,864	5,493
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,949	4,493	4,462
Purchase of common stock	(5,116)	(118,886)	(28,128)
Payment of contingent consideration	(2,579)	—	—
Proceeds from Revolving Credit Facility	15,000	58,000	—
Repayment on Revolving Credit Facility	—	(10,000)	—
Debt issuance costs	—	(190)	—
Cash dividends paid	(14,269)	(14,157)	(14,085)

Net cash provided by (used) in financing activities	3,474	(76,876)	(32,258)

Effect of exchange rate changes on cash	963	(558)	185

Net (decrease) increase in cash	(5,859)	(28,760)	3,839
Cash and cash equivalents at beginning of period	62,329	91,089	87,250

Cash and cash equivalents at end of period	$56,470	$62,329	$91,089

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2018, 2017 and 2016 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks, (which next occurs for fiscal 2020), the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

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

Revenue Recognition

Revenues are recognized when the Company’s professionals deliver promised services to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Conversion fees are recognized when one of the Company’s professionals accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Conversion fees were 0.4%, 0.5% and 0.5% of revenue for each of the years ended May 26, 2018, May 27, 2017 and May 28, 2016, respectively. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

Client Reimbursements of “Out-of-Pocket” Expenses

The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $11.8 million, $10.1 million and $10.6 million for the years ended May 26, 2018, May 27, 2017 and May 28, 2016, respectively.

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

Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the years ended May 26, 2018, May 27, 2017 and May 28, 2016 (in thousands, except per share amounts):

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Net income	$18,826	$18,651	$30,443

Basic:
Weighted average shares	30,741	32,851	37,037

Diluted:
Weighted average shares	30,741	32,851	37,037
Potentially dilutive shares	469	620	571

Total dilutive shares	31,210	33,471	37,608

Net income per common share:
Basic	$0.61	$0.57	$0.82
Dilutive	$0.60	$0.56	$0.81
Anti-dilutive shares not included above	4,619	4,582	4,745

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Financial Instruments

The Company had no short-term investments as of May 26, 2018 or May 27, 2017. The Company had no investments with a maturity in excess of one year as of the end of either fiscal year 2018 or 2017. The Company carries debt securities that it has the ability and positive intent to hold to maturity at amortized cost.

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	(Write-offs)/ Recoveries	Ending Balance
Years Ended:
May 28, 2016	$3,291	$1,118	$(16)	$(1,399)	$2,994
May 27, 2017	$2,994	$458	$(20)	$(915)	$2,517
May 26, 2018	$2,517	$826	$12	$(1,715)	$1,640

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

Goodwill and Intangible Assets

Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Goodwill is not subject to amortization but is tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual goodwill impairment analysis as of May 26, 2018 and will continue to test for impairment at least annually. The Company performs its impairment analysis by comparing its market capitalization to its book value throughout the fiscal year. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. No impairment was indicated as of May 26, 2018. The Company’s identifiable intangible assets are amortized over their lives, typically ranging from three to ten years.

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

See Note 11 — Stock-Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Current Fiscal Year

Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09. The standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period (record forfeitures as they occur or estimate over the vesting period). The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2016 and was adopted by the Company on a prospective basis effective May 28, 2017. The Company has elected to account for forfeitures based on previous guidance and will make an estimate of the number of awards expected to vest with a subsequent true up to actual forfeitures. As a result of the adoption, excess income tax benefits and deficiencies from stock-based compensation are now recognized as a discrete item within the provision for income taxes in the Consolidated Statement of Operations rather than additional paid-in capital in the Consolidated Balance Sheets. In future quarters, when tranches of unexercised options expire, there could be a potentially significant impact on the Company’s income tax expense and income tax percentage.

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15, which provides guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Examples include cash payments for debt prepayment or debt extinguishment; contingent consideration payments made after a business combination; and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for financial statements for annual and interim periods within those annual periods beginning after December 15, 2017. The Company has elected to early adopt this pronouncement in the current quarter so as to enhance the comparability of potential future payments of contingent consideration related to the taskforce acquisition; the first payment related to this acquisition was made in the fourth quarter of fiscal 2018.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the Company’s most recent annual goodwill impairment test completed in fiscal 2018, the Company expects no initial impact on adoption.

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

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, a comprehensive new revenue recognition standard that supersedes current revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that core principle and requires additional disclosures. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective approach/cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. In addition, in March 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain areas and adds some practical expedients. The effective date for this ASU is the same as the effective date for ASU 2014-09, (for the Company, the first day of fiscal 2019). The Company is in the process of completing its evaluation of how it currently recognizes revenue compared to the accounting treatment required under the new guidance. During this process, the Company reviewed client contracts and types of revenue transactions to determine the impact of the accounting treatment under the new guidance. Based on current information available, the Company believes adoption of the guidance will not have a material impact on its Consolidated Financial Statements or internal controls, other than required expanded disclosures. The Company will adopt the new guidance beginning May 27, 2018, using the modified retrospective approach, which recognizes the cumulative effect (if any) of application on that date.

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

3. Acquisitions

On December 4, 2017, the Company announced the completion of its acquisition of substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive is a professional services firm that provides expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supports startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued approximately 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company common stock will be paid or issued, subject to working capital adjustments. The amounts due upon working capital adjustments are estimated at $0.1 million in cash and 108,000 additional shares of common stock and are accrued as a liability on the balance sheet as of May 26, 2018.

In accordance with the accounting requirements of Accounting Standard Codification 805, “Business Combinations,” (“ASC 805”), the Company made an allocation of the purchase price of Accretive based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. The Company’s purchase price allocation considers a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company recorded intangible assets including $12.7 million for customer relationships (amortized over eight years) and $2.5 million for tradenames (amortized over three years). The Company also recorded approximately $11.5 million of goodwill. The goodwill and other intangibles recognized in this transaction are deductible for tax purposes and purchase accounting required a deferred tax liability to be established.

The operations of Accretive contributed approximately $35.5 million to revenue and approximately $1.8 million to earnings before amortization and depreciation for the six months ended May 26, 2018. Pro forma results of operations for Accretive have not been presented as it is not material to the Consolidated Statements of Operations.

The Company incurred approximately $0.6 million of transaction costs related to the Accretive acquisition during the year ended May 26, 2018. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The following table summarizes the consideration paid for Accretive and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share and per share amounts):

Cash	$20,047
Common stock—1,072,474 shares @ $10.96 (closing price on acquisition date discounted for restriction on sale)	11,754

Total	$31,801

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Accounts receivable	$11,360
Prepaid expenses and other current assets	1,084
Intangible assets	15,200
Property and equipment	979

Total identifiable assets	28,623

Accounts payable and accrued expenses	3,637
Accrued salaries and related obligations	4,562
Other current liabilities	148

Total liabilities assumed	8,347

Net identifiable assets acquired	20,276
Goodwill	11,525

Net assets acquired	$31,801

On August 31, 2017, the Company acquired taskforce — Management on Demand AG (“taskforce”), a German professional services firm, founded in 2007, that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition), in a combination of cash and restricted stock. U.S. dollar equivalents related to the acquisition of taskforce are based on acquisition date exchange rates.

In addition, the purchase agreement of taskforce requires earn-out payments to be made based on performance in calendar 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to pay the contingent consideration for calendar years 2018 and 2019 is €3.7 million (approximately $4.3 million based on the exchange rate on the last day of fiscal 2018) as of May 26, 2018. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. No adjustments were made to the estimated contingent consideration payable for the year ended May 26, 2018 except for accretion expense for the passage of time. The Company paid the portion related to Adjusted EBITDA of calendar 2017 of €2.1 million (approximately $2.6 million based on the exchange rate on the date of payment) in March 2018.

In accordance with the accounting requirements of ASC 805, the Company made an allocation of the purchase price of taskforce based on the fair value of the assets acquired and liabilities assumed, with the residual recorded as goodwill. As a result of the contingent consideration obligation, the Company recorded a deferred tax asset on the temporary difference between the book and tax treatment of the contingent consideration. The Company’s purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company recorded total intangible assets including approximately $1.9 million for customer relationships (amortized over 3 years), $2.0 million for tradenames (amortized over 10 years), $0.8 million for the database of potential consultants (amortized over 3 years) and $1.0 million for

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-competition agreements (amortized over 3 years). The Company also recorded approximately $8.7 million of goodwill. The goodwill and other intangibles recognized in this transaction are not deductible for tax purposes.

Results of operations of taskforce are included in the Company’s Consolidated Statement of Operations for the nine months ended May 26, 2018, including revenue of $11.4 million and income before depreciation and amortization of $0.6 million. Pro forma results of operations for taskforce have not been presented as it is not material to the Consolidated Statements of Operations.

The Company incurred approximately $0.6 million of transaction costs related to the taskforce acquisition during the year ended May 26, 2018. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The following table summarizes the consideration for the acquisition of taskforce and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share and per share amounts):

Cash	$4,384
Working capital adjustment—receivable	(123)
Common stock—226,628 shares @ $11.48 (closing price on acquisition date discounted for restriction on sale)	2,602
Estimated initial contingent consideration	6,514

Total	$13,377

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$974
Accounts receivable	1,930
Prepaid expenses and other current assets	45
Intangible assets	5,727
Property and equipment	39

Total identifiable assets	8,715

Accounts payable and accrued expenses	2,116
Accrued salaries and related obligations	16
Other current liabilities	140

Total liabilities assumed	2,272

Net identifiable assets acquired	6,443
Deferred tax liability	(1,815)
Goodwill	8,749

Net assets acquired	$13,377

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands). At the end of fiscal 2017, the Company had no amortizable intangible assets:

	As of May 26, 2018
	Gross	Accumulated Amortization	Net
Customer contracts and relationships (3-8 years)	$14,565	$(1,263)	$13,302
Tradenames (3-10 years)	4,481	(560)	3,921
Consultant list (3 years)	815	(205)	610
Non-compete agreements (3 years)	932	(234)	698

Total	$20,793	$(2,262)	$18,531

The weighted-average useful lives of the customer contracts and relationships and other are approximately 5.2 and 1.6 years, respectively.

The following table summarizes amortization expense for the years stated (in thousands):

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Amortization expense	$2,298	$—	$90

The following table presents future estimated amortization expense based on existing intangible assets for the years presented (in thousands):

	Fiscal Years Ending
	2019	2020	2021	2022	2023
Expected amortization expense	$3,823	$3,823	$2,503	$1,786	$1,786

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 26, 2018	May 27, 2017
Goodwill, beginning of year	$171,088	$171,183
Acquisitions — taskforce (see Note 3)	8,749	—
Acquisitions — Accretive (see Note 3)	11,525	—
Impact of foreign currency exchange rate changes	588	(95)

Goodwill, end of period	$191,950	$171,088

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of May 26, 2018	As of May 27, 2017
Building and land	$14,198	$14,198
Computers, equipment and software	18,965	17,811
Leasehold improvements	19,802	19,403
Furniture	10,427	9,653

	63,392	61,065
Less accumulated depreciation and amortization	(40,979)	(37,711)

	$22,413	$23,354

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

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of May 26, 2018.

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

The Company’s borrowings on the Facility were $63.0 million as of May 26, 2018; in the third quarter of fiscal 2018, the Company borrowed $15.0 million to fund the purchase of Accretive. In November 2016, the Company borrowed $58.0 million to fund a portion of the purchase price of its modified Dutch auction tender offer, repaying $10.0 million in the third quarter of fiscal 2017. See Note 10 – Stockholders’ Equity, for additional information about the tender offer. As of May 26, 2018, the outstanding balance on the Facility was $64.0 million, including $1.0 million of outstanding letters of credit issued under the Facility. There was $26.0 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of May 26, 2018. As of May 26, 2018, the interest rates on the Company’s borrowings were 3.5% on one tranche of

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$24.0 million based on a 6-month LIBOR plus 1.5%, 3.8% on a tranche of $24.0 million based on a 3-month LIBOR plus 1.5% and 4.0% on a tranche of $15.0 million based on a 6-month LIBOR plus 1.5%.

7. Income Taxes

The following table represents the current and deferred income tax provision for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Current
Federal	$10,785	$10,901	$18,320
State	2,829	2,551	4,168
Foreign	(392)	1,472	1,398

	13,222	14,924	23,886

Deferred
Federal	(3,011)	259	(178)
State	367	62	(27)
Foreign	(515)	(123)	(135)

	(3,159)	198	(340)

	$10,063	$15,122	$23,546

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Domestic	$26,774	$32,390	$53,417
Foreign	2,115	1,383	572

	$28,889	$33,773	$53,989

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Statutory tax rate	29.4%	35.0%	35.0%
State taxes, net of federal benefit	7.9	5.0	4.9
Non-U.S. rate adjustments	(0.8)	0.1	0.4
Stock-based compensation	4.5	0.7	0.6
Long-term net capital gains	10.1	—	—
Foreign tax credit	(16.5)	(0.1)	(0.5)
Valuation allowance	(4.3)	1.2	1.3
Permanent items, primarily meals and entertainment	3.2	2.2	1.5
Deferred tax impact of U.S. federal rate changes	(2.8)	—	—
Deferred tax impact of foreign rate changes	3.9	0.5	0.3
Other, net	0.2	0.2	0.1

Effective tax rate	34.8%	44.8%	43.6%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of May 26, 2018	As of May 27, 2017
Deferred tax assets:
Allowance for doubtful accounts	$854	$1,595
Accrued compensation	3,210	4,235
Accrued expenses	2,311	3,755
Stock options and restricted stock	7,326	11,779
Foreign tax credit	5,596	397
Net operating losses	15,563	15,855
Property and equipment	1,017	1,222
State taxes	138	232

Gross deferred tax asset	36,015	39,070
Valuation allowance	(15,298)	(15,971)

Gross deferred tax asset, net of valuation allowance	20,717	23,099

Deferred tax liabilities:
Goodwill and intangibles	(17,867)	(23,406)

Net deferred tax asset (liability)	$2,850	$(307)

The Company had a net income tax payable of $3.3 million and a net income tax receivable of $1.4 million as of May 26, 2018 and May 27, 2017, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options, restricted stock awards and shares issued under the Company’s ESPP reduced income taxes payable by $1.1 million for both of the years ended May 26, 2018 and May 27, 2017.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has foreign net operating loss carryforwards of $65.4 million and foreign tax credit carryforwards of $5.6 million. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
(in thousands)
Fiscal Years Ending:
2019	$500
2020	1,600
2021	4,500
2022	400
2023	300
2024-2028	3,400
Unlimited	54,700

$65,400

The following table summarizes the activity in our valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 28, 2016	$15,056	$691	$(33)	$15,714
May 27, 2017	$15,714	$438	$(181)	$15,971
May 26, 2018	$15,971	$(1,181)	$508	$15,298

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $10.4 million from the Company’s foreign subsidiaries as of May 26, 2018 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of transition tax and the federal dividends received deduction for foreign source earnings provided under US tax reform.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 26, 2018	May 27, 2017
Unrecognized tax benefits, beginning of year	$42	$42
Gross increases-tax positions in prior period	—	—
Gross decreases-tax positions in prior period	—	—
Gross increases-current period tax positions	42	—
Settlements	—	—
Lapse of statute of limitations	(42)	—

Unrecognized tax benefits, end of year	$42	$42

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total liability for unrecognized gross tax benefits was $42,000 as of both May 26, 2018 and May 27, 2017, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits include long-term liabilities of $42,000 as of both May 26, 2018 and May 27, 2017; none of the unrecognized tax benefits are short-term liabilities due to the closing of the statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statute of limitations remaining open for fiscal 2015 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2014 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2013 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. During the current fiscal year, the Company did not accrue for any interest and penalties as a component of the liability for unrecognized tax benefits.

8. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	As of May 26, 2018	As of May 27, 2017
Accrued salaries and related obligations	$22,613	$18,741
Accrued bonuses	18,506	15,600
Accrued vacation	17,299	14,900

	$58,418	$49,241

9. Concentrations of Credit Risk

The Company currently maintains cash and cash equivalent balances only and has no short-term investments in commercial paper and U.S. government agency securities.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 10% of revenue for the years ended May 26, 2018, May 27, 2017 and May 28, 2016.

10. Stockholders’ Equity

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 26, 2018 and May 27, 2017, there were 31,614,000 and 29,662,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 26, 2018 and May 27, 2017.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 program”) and set an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the years ended May 26, 2018 and May 27, 2017, the Company purchased on the open market approximately 0.3 million and 0.8 million shares of its common stock, respectively, at an average price of $15.95 and $15.99 per share, respectively, for approximately $5.1 million and $13.5 million, respectively. As of May 26, 2018, approximately $120.0 million remains available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On April 19, 2018, the board of directors declared a regular quarterly dividend of $0.12 per share of the Company’s common stock. The dividend, paid on June 14, 2018, was accrued in the Consolidated Balance Sheet as of May 26, 2018 for approximately $3.8 million. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the board of directors.

Tender Offer for Common Stock

In October 2016, the Company commenced a modified Dutch auction tender offer to purchase up to 6 million shares of common stock at a price not greater than $16.00 per share and not less than $13.50 per share. In November 2016, the Company exercised its right to increase the size of the tender offer by up to 2.0% of its outstanding common stock. The tender offer period expired on November 15, 2016 and on November 22, 2016, the Company purchased 6,515,264 shares of its common stock at a per share price of $16.00, excluding transaction costs, for approximately $104.2 million. These shares are currently held as treasury stock. The tender offer was funded through borrowings of $58.0 million under the Facility and the remainder with cash on hand.

11. Stock-Based Compensation Plans

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Prior Stock Plans and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock units and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of May 26, 2018, 2,252,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the 2014 Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the 2014 Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the 2014 Plan and the Prior Stock Plans generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 117,588 and 127,720 shares of restricted stock during the fiscal years ended May 26, 2018 and May 27, 2017, respectively.

On January 1, 2018, the Company adopted the Directors Deferred Compensation Plan, which provides the members of the Company’s board of directors who are not officers or employees of the Company the opportunity to defer certain compensation and equity awards paid or granted for their service in the form of stock units (“Stock Units”). The Stock Units are used solely as a device for determining the amount of cash benefit to eventually be paid to the director. Each has the same value as one share of Resources Connection, Inc. common stock. Stock Units must be retained until the director leaves the board of directors, at which time the cash value of the Stock Units are paid out. Additional Stock Units are credited to reflect dividends paid on shares of Resources Connection, Inc. common stock. Stock Units credited to a director pursuant to an election to defer compensation (and any dividend equivalents credited thereon) are fully vested at all times. Stock Units credited to a director pursuant to an election to defer an equity award are subject to the vesting conditions applicable to the equity award, except that dividend equivalents credited to a director with respect to such Stock Units are vested at all times. These liability classified awards are re-measured at each reporting date and on settlement using the closing price of the Company’s common stock on that date. Any change in fair value is recorded as stock-based compensation expense in the period. We recognize stock-based compensation on these Stock Units using the straight-line method over the requisite service period.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the share-based award activity under the 2014 Plan and the Prior Stock Plans follows (amounts in thousands, except weighted average exercise price):

	Share-Based Awards Available for Grant	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at May 27, 2017	2,767	7,164	$15.08	5.56	$1,696
Granted, at fair market value	(996)	996	15.80
Restricted stock (1)	(294)	—	—
Exercised	—	(517)	12.54
Forfeited (2)	181	(180)	14.79
Expired	594	(594)	18.41

Options outstanding at May 26, 2018	2,252	6,869	$15.10	5.50	$12,310

Exercisable at May 26, 2018		4,503	$15.12	3.99	$9,242

Vested and expected to vest at May 26, 2018 (3)		6,661	$15.09	5.38	$12,133

(1)	Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2014 Plan.
(2)	Amounts represent both stock options and restricted share awards forfeited.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 2,366,237 and 2,599,794 as of May 26, 2018 and May 27, 2017, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $16.35 as of May 25, 2018 (the last actual trading day of fiscal 2018), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 26, 2018, May 27, 2017 and May 28, 2016 was $1.7 million, $1.1 million and $1.8 million, respectively. The total estimated fair value of stock options that vested during the years ended May 26, 2018, May 27, 2017 and May 28, 2016 was $5.1 million, $3.6 million and $4.0 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, ESPP stock purchase rights and restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Income before income taxes	$(6,033)	$(6,068)	$(6,280)

Net income	$(5,697)	$(3,962)	$(4,159)

Net income per share:
Basic	$(0.19)	$(0.12)	$(0.11)

Diluted	$(0.18)	$(0.12)	$(0.11)

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 26, 2018, May 27, 2017 and May 28, 2016 was $3.61, $3.61 and $4.54, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Expected volatility	30.3% - 34.5%	34.6% - 38.4%	35% - 40.5%
Risk-free interest rate	2.1% - 2.4%	1.3% - 1.6%	1.7% - 2.0%
Expected dividends	3.1%	3.0%	2.2%
Expected life	5.7 - 8.2 years	5.6 - 8.1 years	5.6 - 7.7 years

As of May 26, 2018, there was $6.5 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 31 months. Stock-based compensation expense included in selling, general and administrative expenses for the years ended May 26, 2018, May 27, 2017 and May 28, 2016 was $6.0 million, $6.1 million and $6.3 million, respectively; this consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Company’s ESPP and issuances of restricted stock. Also included in the stock-based compensation expense for the year ended May 28, 2016 was approximately $900,000 related to the accelerated vesting of options held by Donald Murray in connection with his transition from Executive Chairman to Chairman.

Total Number Total Number of Shares
Unvested restricted shares outstanding at May 27, 2017	189,015
Granted	117,588
Vested	(71,118)
Forfeited	(627)

Unvested restricted shares outstanding at May 26, 2018	234,858

Stock-based compensation expense in the tables above includes compensation for restricted shares of $1.4 million, $0.8 million and $0.6 million for the years ended May 26, 2018 May 27, 2017 and May 28, 2016 respectively. At May 26, 2018, there was approximately $3.0 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted-average period of 27 months.

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

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual stock purchase period. After approval of the amendment, a total of 5.9 million shares of common stock may be issued under the ESPP. The Company issued 338,000, 359,000 and 325,000 shares of common stock pursuant to the ESPP for the years ended May 26, 2018, May 27, 2017 and May 28, 2016, respectively. There are 580,000 shares of common stock available for issuance under the ESPP as of May 26, 2018.

12. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, at its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 26, 2018, May 27, 2017 and May 28, 2016, the Company contributed approximately $5.6 million, $5.1 million and $5.0 million, respectively, to the plan as Company matching contributions.

13. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 26, 2018	May 27, 2017	May 28, 2016
Income taxes paid	$10,601	$16,756	$23,135

Interest paid	$1,769	$628	$—

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$65	$1,026	$405
Acquisition of taskforce:
Issuance of common stock	$2,602	$—	$—
Liability for contingent consideration	$4,289	$—	$—
Acquisition of Accretive:
Issuance of common stock	$11,754	$—	$—
Dividends declared, not paid	$3,791	$3,253	$3,623

14. Commitments and Contingencies

Lease Commitments and Purchase Obligations

At May 26, 2018, the Company had operating leases, expiring at various dates through March 2027, primarily for office premises, and purchase obligations, primarily for property and equipment. At May 26, 2018, the Company had no capital leases. Future minimum rental commitments under operating leases and other known purchase obligations are as follows (in thousands):

Years Ending:	Operating Leases	Purchase Obligations
May 25, 2019	$11,980	$713
May 30, 2020	8,911	410
May 29, 2021	7,745	168
May 28, 2022	6,446	54
May 27, 2023	4,067	—
Thereafter	3,301	—

Total	$42,450	$1,345

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended May 26, 2018, May 27, 2017 and May 28, 2016 totaled $13.7 million, $12.9 million and $13.1 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company leases approximately 16,200 square feet of the approximately 56,200 square foot Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through fiscal 2025. Under the terms of these operating lease agreements, rental income from such third party leases is expected to be $392,000, $358,000, $307,000, $257,000 and $226,000 in fiscal 2019 through 2023, respectively and $311,000 thereafter.

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

	Revenue for the For the Years Ended			Long-Lived Assets (1) as of
	May 26, 2018	May 27, 2017	May 28, 2016	May 26, 2018	May 27, 2017
United States	$510,935	$469,846	$489,035	$198,280	$173,781
International	143,194	113,565	109,486	34,614	20,661

Total	$654,129	$583,411	$598,521	$232,894	$194,442

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 26, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 26, 2018.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 26, 2018.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 26, 2018, as stated in their report which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 26, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Resources Connection, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Resources Connection, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 26, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 26, 2018 and May 27, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 26, 2018, and our report dated July 23, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Irvine, California

July 23, 2018

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

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 26, 2018, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2018,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION — FISCAL 2018,” in each case, in the Company’s proxy statement related to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 26, 2018, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 26, 2018, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 26, 2018:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,868,879	(1)	$15.10	(2)	2,831,441	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	6,868,879		$15.10		2,831,441

(1)	This amount includes 6,868,879 shares of our common stock subject to stock options outstanding of 2,952,565 under our 2014 Performance Incentive Plan and 3,916,314 under our 2004 Performance Incentive Plan but does not include 234,858 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan.
(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards issued under our 2014 Performance Incentive Plan.
(3)	Consists of 579,725 shares available for issuance under the Company’s ESPP and 2,251,716 shares available for issuance under the Company’s 2014 Performance Incentive Plan. Shares available under the 2014 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 26, 2018, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2019” in the proxy statement related to the Company’s 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 26, 2018, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 26, 2018 and May 27, 2017

Consolidated Statements of Operations for each of the three years in the period ended May 26, 2018

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 26, 2018

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 26, 2018

Consolidated Statements of Cash Flows for each of the three years in the period ended May 26, 2018

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Notes 2 and 7 to the Registrant’s Notes to Consolidated Financial Statements.

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits.

EXHIBIT INDEX

EXHIBITS TO FORM 10-K

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filing of August 31, 2015).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

10.1*+	Resources Connection, Inc. Directors’ Compensation Policy.

10.2	Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.3+	Resources Connection, Inc. 2004 Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 11, 2008).

10.4+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.5+	Resources Connection, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement (Netherlands) (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.6+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filing of October 28, 2014).

10.7*+	Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option

10.8*+	Resources Connection, Inc. 2014 Performance Incentive Plan Restricted Stock Award Terms and Conditions

10.9*+	Resources Connection, Inc. 2014 Performance Incentive Plan - Canada Terms and Conditions of Nonqualified Stock Option

10.10*+	Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (Netherlands)

10.11+	Resources Connection, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 15, 2014).

10.12+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.13+	Employment Agreement, effective August 29, 2016, between Herb Mueller and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

10.14+	Employment Letter, effective August 29, 2016, between John Bower and Resources Connection, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on August 17, 2016).

Exhibit Number	Description of Document

10.15+	Amended letter agreement entered into as of February 14, 2018 between John Bower and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2018).

10.16+	Employment Agreement, effective December 19, 2016, between Kate W. Duchene and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2016).

10.17	Credit Agreement, dated as of October 17, 2016, by and among, Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

10.18	Security and Pledge Agreement, dated as of October 17, 2016, by and among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

10.19	Amendment No. 1 to Credit Agreement, dated November 27, 2016, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016).

10.20	Amendment No. 2 to Credit Agreement, dated February 21, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2017).

10.21	Amendment No. 3 to Credit Agreement, dated August 25, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2017).

10.22*	Amendment No. 4 to Credit Agreement, dated May 28, 2018, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.

10.23+	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2017).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Rule 1350 Certification of Chief Executive Officer.

32.2**	Rule 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

Exhibit Number	Description of Document

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/ S / HERBERT M. MUELLER
Herbert M. Mueller
Chief Financial Officer

Date: July 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / KATE W. DUCHENE Kate Duchene	President, Chief Executive Officer and Director (Principal Executive Officer)	July 23, 2018

/ S / HERBERT M. MUELLER Herbert M. Mueller	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	July 23, 2018

/ S / JOHN D. BOWER John D. Bower	Chief Accounting Officer (Principal Accounting Officer)	July 23, 2018

/ S / ANTHONY CHERBAK Anthony Cherbak	Director	July 23, 2018

/ S / SUSAN J. CRAWFORD Susan J. Crawford	Director	July 23, 2018

/ S / NEIL DIMICK Neil Dimick	Director	July 23, 2018

/ S / ROBERT KISTINGER Robert Kistinger	Director	July 23, 2018

/ S / DONALD B. MURRAY Donald B. Murray	Executive Chairman and Director	July 23, 2018

/ S / A. ROBERT PISANO A. Robert Pisano	Director	July 23, 2018

/ S / ANNE SHIH Anne Shih	Director	July 23, 2018

/ S / JOLENE SYKES SARKIS Jolene Sykes Sarkis	Director	July 23, 2018

/ S / MARCO VON MALTZAN Marco von Maltzan	Director	July 23, 2018

/ S / MICHAEL H. WARGOTZ Michael H. Wargotz	Director	July 23, 2018