Form 10-Q
period 2018-08-25
RESOURCES CONNECTION INC
filed 2018-10-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 24, 2018, there were approximately 31,543,069 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 25, 2018	May 26, 2018
ASSETS
Current assets:
Cash and cash equivalents	$27,053	$56,470
Trade accounts receivable, net of allowance for doubtful accounts of $1,902 and $1,640 as of August 25, 2018 and May 26, 2018, respectively	137,629	130,452
Prepaid expenses and other current assets	6,801	7,230
Income taxes receivable	978	729

Total current assets	172,461	194,881
Goodwill	191,834	191,950
Intangible assets, net	17,566	18,531
Property and equipment, net	22,587	22,413
Deferred income taxes	1,475	2,850
Other assets	2,516	2,049

Total assets	$408,439	$432,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,036	$23,280
Accrued salaries and related obligations	38,093	58,418
Other liabilities	12,507	12,826

Total current liabilities	72,636	94,524
Long-term debt	58,000	63,000
Deferred income taxes	2,646	—
Other long-term liabilities	6,836	6,325

Total liabilities	140,118	163,849

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 61,604 and 61,252 shares issued, and 31,498 and 31,614 shares outstanding as of August 25, 2018 and May 26, 2018, respectively	616	613
Additional paid-in capital	435,489	429,578
Accumulated other comprehensive loss	(10,987)	(10,385)
Retained earnings	337,387	335,741
Treasury stock at cost, 30,106 and 29,638 shares as of August 25, 2018 and May 26, 2018, respectively	(494,184)	(486,722)

Total stockholders’ equity	268,321	268,825

Total liabilities and stockholders’ equity	$408,439	$432,674

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 25, 2018	August 26, 2017
Revenue	$178,558	$141,186
Direct cost of services, primarily payroll and related taxes for professional services employees	110,407	87,488

Gross margin	68,151	53,698
Selling, general and administrative expenses	56,366	47,415
Amortization of intangible assets	955	—
Depreciation expense	1,069	940

Income from operations	9,761	5,343
Interest expense	605	337
Interest income	(79)	(28)

Income before provision for income taxes	9,235	5,034
Provision for income taxes	3,494	2,922

Net income	$5,741	$2,112

Net income per common share:
Basic	$0.18	$0.07

Diluted	$0.18	$0.07

Weighted average common shares outstanding:
Basic	31,742	29,809

Diluted	32,468	30,059

Cash dividends declared per common share	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 25, 2018	August 26, 2017
COMPREHENSIVE INCOME:
Net income	$5,741	$2,112
Foreign currency translation adjustment, net of tax	(602)	2,715

Total comprehensive income	$5,139	$4,827

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825
Exercise of stock options	186	2	2,407					2,409
Stock-based compensation expense			1,327					1,327
Issuance of common stock under Employee Stock Purchase Plan	166	1	2,177					2,178
Purchase of shares				468	(7,462)			(7,462)
Cash dividends declared ($0.13 per share)							(4,095)	(4,095)
Currency translation adjustment						(602)		(602)
Net income for the three months ended August 25, 2018							5,741	5,741

Balances as of August 25, 2018	61,604	$616	$435,489	30,106	$(494,184)	$(10,987)	$337,387	$268,321

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 25, 2018	August 26, 2017
Cash flows from operating activities:
Net income	$5,741	$2,112
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,024	940
Stock-based compensation expense	1,361	1,612
Contingent consideration adjustment	97	—
Loss (gain) on disposal of assets	4	(3)
Bad debt expense	487	303
Deferred income taxes	3,997	(205)
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	(8,367)	(30)
Prepaid expenses and other current assets	413	(1,101)
Income taxes	(1,445)	1,582
Other assets	(483)	45
Accounts payable and accrued expenses	(1,182)	36
Accrued salaries and related obligations	(20,163)	(18,761)
Other liabilities	915	341

Net cash used in operating activities	(16,601)	(13,129)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1
Purchase of property and equipment	(1,073)	(383)

Net cash used in investing activities	(1,073)	(382)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,409	530
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,178	2,259
Purchase of common stock	(7,462)	—
Repayment on Revolving Credit Facility	(5,000)	—
Cash dividends paid	(3,792)	(3,254)

Net cash used in financing activities	(11,667)	(465)

Effect of exchange rate changes on cash	(76)	1,254

Net decrease in cash	(29,417)	(12,722)
Cash and cash equivalents at beginning of period	56,470	62,329

Cash and cash equivalents at end of period	$27,053	$49,607

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 25, 2018 and August 26, 2017

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection is a multinational business consulting firm; its operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). The Company provides agile consulting services and talent to its global client base utilizing experienced professionals in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The first quarters of fiscal 2019 and 2018 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 25, 2018 and August 26, 2017 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2018 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 26, 2018, which are included in the Company’s Annual Report on Form 10-K for the year then ended (File No. 0-32113).

Revenue Recognition

Effective May 27, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on revenue recognition; therefore, the Company did not have an opening retained earnings adjustment.

Revenues are recognized when control of the promised service is transferred to the Company’s clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues from contracts are recognized over time, based on hours worked by the Company’s professionals. The performance of the agreed-to service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most likely amount method prescribed by ASC 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.

On a limited basis, the Company may have fixed-price contracts, for which revenues are recognized over time using the input method based on time incurred as a proportion of estimated total time. Time incurred represents work performed, which corresponds with, and therefore best depicts, the transfer of control to the client. Management uses significant judgments when estimating the total hours expected to complete the contract performance obligation. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate.

The Company recognizes revenues on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because the Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; and c) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.3 million and $2.6 million for the three months ended August 25, 2018 and August 26, 2017, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. We invoice the majority of our clients on a weekly basis or, in certain circumstances, on a monthly basis, in accordance with our standard arrangement of payment due within 30 days. To a much lesser extent, the Company also earns revenue if one of our consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversions fees were 0.5% and 0.5% of revenue for the quarters ended August 25, 2018 and August 26, 2017, respectively, while permanent placement fees were 0.6% and 0.1% of revenue for the quarters ended August 25, 2018 and August 26, 2017, respectively.

The Company’s contracts generally have termination for convenience provisions and do not have termination penalties. While our clients are contractually obligated to pay the Company for all hours billed, the Company does not have long-term agreements with its clients for the provision of services and the Company’s clients may terminate engagements at any time. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 25, 2018	August 26, 2017
Net income	$5,741	$2,112

Basic:
Weighted average shares	31,742	29,809

Diluted:
Weighted average shares	31,742	29,809
Potentially dilutive shares	726	250

Total dilutive shares	32,468	30,059

Net income per common share:
Basic	$0.18	$0.07
Dilutive	$0.18	$0.07
Anti-dilutive shares not included above	2,975	5,182

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

See Note 9—Stock-Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

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

3. Acquisitions

During fiscal 2018, the Company completed two acquisitions. The first acquisition, completed August 31, 2017 (the second quarter of fiscal 2018), was of taskforce—Management on Demand AG (“taskforce”), a German based professional services firm founded in 2007, that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition) in a combination of cash and restricted stock.

In addition, the purchase agreement for taskforce requires additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The payment for calendar 2017 of €2.1 million was made March 28, 2018. The Company estimated the fair value of the obligation to pay the remaining contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The current estimated fair value of the contractual obligation to pay the contingent consideration for calendar years 2018 and 2019 totals €3.9 million (approximately $4.5 million based on the exchange rate on the last day of the first quarter of fiscal 2019) as of August 25, 2018. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. During the first quarter of fiscal 2019, the Company increased the estimated contingent consideration by €84,000 ($97,000) and recognized accretion expense on the discounted liability. These amounts are included in S, G & A for the quarter. Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition. taskforce contributed $4.2 million to revenue in the first quarter of fiscal 2019.

The second acquisition occurred December 4, 2017 (the third quarter of fiscal 2018) when the Company acquired substantially all of the assets and assumed certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supported startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due, subject to working capital adjustments. As of the end of the first quarter of fiscal 2019, the amounts due upon working capital adjustments are estimated at $0.1 million in cash and 108,000 in additional shares of common stock and are accrued as a liability on the balance sheet as of August 25, 2018. The Company completed its integration of the operations of Accretive into its business model as of the first day of fiscal 2019 and thus the Company is unable to estimate the impact of additional revenue attributable to the Accretive acquisition in the first quarter of fiscal 2019.

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization (amounts in thousands):

	As of August 25, 2018			As of May 26, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer contracts and relationships (3-8 years)	$14,561	$(1,814)	$12,747	$14,565	$(1,263)	$13,302
Tradenames (3-10 years)	4,477	(817)	3,660	4,481	(560)	3,921
Consultant list (3 years)	813	(272)	541	815	(205)	610
Non-compete agreements (3 years)	930	(311)	619	932	(234)	698

Total	$20,781	$(3,214)	$17,567	$20,793	$(2,262)	$18,531

The Company recorded amortization expense for the quarter ended August 25, 2018 of $1.0 million. Future estimated intangible asset amortization expense (based on existing intangible assets) is $3.8 million, $3.8 million, $2.5 million, $1.8 million and $1.8 million for the years ending May 25, 2019, May 30, 2020, May 29, 2021, May 28, 2022 and May 27, 2023, respectively. The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	August 25, 2018	August 26, 2017
Goodwill, beginning of year	$191,950	$171,088
Impact of foreign currency exchange rate changes	(116)	1,254

Goodwill, end of period	$191,834	$172,342

5. Income Taxes

On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 which allows the Company to record provisional amounts related to the impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend more than one year from date of enactment. During fiscal 2018 the Company recorded a provisional income tax benefit of approximately $0.8 million upon re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized. Also during fiscal 2018 the Company provided for $3.4 million of capital gains tax offset by $3.4 million of newly established deferred tax assets for foreign tax credits that resulted from dividend distributions. Both the capital gains tax and the newly established deferred tax assets were based upon a strict reading of the Internal Revenue Code at the time. Subsequently, the U.S. Treasury Department and the IRS released proposed regulations clarifying the relevant calculations and as a result, both the capital gains tax of $3.4 million and newly established deferred tax assets of $3.4 million were reversed during the three months ended August 25, 2018.

The Tax Reform Act also includes the Global Intangible Low-Tax Income (“GILTI”) provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax (“BEAT”), a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income provision, a tax incentive to earn income abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge when the tax arises or as a part of deferred taxes. Due to the complexity of the GILTI provisions, the Company is still evaluating the impact on future periods and has not yet elected an accounting policy regarding GILTI. The Company has recognized provisional tax impacts associated with GILTI as a current expense for the three months ended August 25, 2018.

The Company’s provision for income taxes was $3.5 million (effective tax rate of approximately 38%) and $2.9 million (effective tax rate of approximately 58%) for the three months ended August 25, 2018 and August 26, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three months ended August 25, 2018 and August 26, 2017 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the three months ended August 25, 2018 compared to the prior year quarter because of improved global income. The effective tax rate decreased for the three months ended August 25, 2018 compared to the prior year quarter primarily due to the reduction in the U.S. statutory federal tax rate and due to the improved foreign results.

The Company recognized tax expense of approximately $0.1 million and tax benefit of approximately $0.4 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first quarter of fiscal 2019 and 2018, respectively.

6. Long-Term Debt

The Company has a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility, which includes a $5 million sublimit for the issuance of standby letters of credit (“Revolving Loan”), and (ii) a $30 million reducing revolving loan facility, any amounts of which may not be reborrowed after being repaid (“Reducing Revolving Loan”). The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50%, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of August 25, 2018.

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

The Company’s borrowings on the Facility were $58.0 million as of August 25, 2018. In addition, the Company has $1.3 million of outstanding letters of credit issued under the Facility. The Company has $30.7 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of August 25, 2018. As of August 25, 2018, the interest rate on the Company’s borrowings was 3.7% on a tranche of $24.0 million (2-month LIBOR plus 1.50%), 4.0% on a tranche of $19.0 million (6-month LIBOR plus 1.50%) and 4.0% on a tranche of $15.0 million (6-month LIBOR plus 1.5%).

7. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 25, 2018, the Company purchased 467,912 shares of its common stock on the open market at an average price of $15.95 per share, for approximately $7.5 million. As of August 25, 2018, approximately $112.5 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

8. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Three Months Ended
	August 25, 2018	August 26, 2017
Income taxes paid	$844	$1,575

Interest paid	$607	$332

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$203	$—
Dividends declared, not paid	$4,095	$3,578

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, RSUs and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of August 25, 2018, 2,503,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the three months ended August 25, 2018 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 26, 2018	6,869	$15.10	5.50	$12,310
Exercised	(186)	$12.90
Forfeited	(82)	$15.24
Expired	(169)	$20.07

Outstanding at August 25, 2018	6,432	$15.03	5.36	$8,550

Exercisable at August 25, 2018	4,361	$14.88	3.94	$7,664

Vested and expected to vest at August 25, 2018	6,276	$15.02	5.27	$8,508

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2019 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 25, 2018. This amount will change based on changes in the fair market value of the Company’s common stock. The total pre-tax intrinsic value related to stock options exercised during the three months ended August 25, 2018 and August 26, 2017 was $0.8 million and $73,000, respectively.

Stock-Based Compensation Expense

As of August 25, 2018, there was $5.6 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 29 months. Stock-based compensation expense included in selling, general and administrative expenses was $1.4 million and $1.6 million for the three months ended August 25, 2018 and August 26, 2017, respectively. These amounts consisted of stock-based compensation expense related to employee stock options employee stock purchases made via the ESPP and restricted stock awards. In addition, commencing in the third quarter of fiscal 2018, stock-based compensation expense includes expense related to stock units credited under the Directors Deferred Compensation Plan. For the three months ended August 25, 2018, this expense was $34,000. As of August 25, 2018, there were 34,715 stock units not vested, with approximately $0.5 million of remaining unrecognized compensation cost. There were no capitalized share-based compensation costs during the three months ended August 25, 2018 or August 26, 2017.

The Company granted no restricted stock during either the three months ended August 25, 2018 or August 26, 2017. Stock-based compensation expense for existing restricted stock awards was $0.4 million and $0.3 million for the three months ended August 25, 2018 and August 26, 2017, respectively. As of August 25, 2018, there were 234,628 unvested restricted shares, with approximately $2.7 million of remaining unrecognized compensation cost.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. The Company issued 166,000 and 338,000 shares of common stock pursuant to the ESPP during the three months ended August 25, 2018 and the year ended May 26, 2018, respectively. There were 414,000 shares of common stock available for issuance under the ESPP as of August 25, 2018.

10. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018. Summarized information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 25, 2018	August 26, 2017	August 25, 2018	May 26, 2018
United States	$141,229	$113,125	$197,924	$198,280
International	37,329	28,061	34,063	34,614

Total	$178,558	$141,186	$231,987	$232,894

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

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

12. Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Current Fiscal Year

Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, a comprehensive new revenue recognition standard that supersedes current revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective the beginning of fiscal year 2019 (May 27, 2018), the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on revenue recognition; therefore, the Company did not have an opening retained earnings adjustment. See Note 2—Summary of Significant Accounting Policies for additional information.

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). An entity in a hosting arrangement that is a service contract must determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs that cannot be capitalized include training costs, certain data conversion costs, costs incurred during preliminary project and postimplementation stages. Costs that are subject to evaluation for potential capitalization are incurred during the application development stage. The guidance also specifies factors to consider when developing the period over which to amortize the capitalized costs once the arrangement is deployed for usage by the entity and elements to consider in analyzing potential impairment of the asset.

The guidance is effective for financial statements for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021) and for interim periods within those fiscal years. However, early adoption is permitted. The Company adopted this guidance prospectively in the first quarter of fiscal 2019 as the Company has an initiative involving a cloud computing arrangement that is a service contract for its processing of payroll. The amount capitalized in the first quarter of fiscal 2019 was approximately $0.4 million and is accounted for in Other Assets in the Company’s Consolidated Balance Sheet.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The new standard is effective for financial statements for annual periods beginning after December 15, 2017 and was adopted by the Company effective May 27, 2018. The guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

Accounting Pronouncements Pending Adoption

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, which provides guidance regarding the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment for that difference must be recorded in the income statement, rather than proceeding to Step 2. The new standard is effective for financial statements for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021). Early adoption is permitted for interim or annual goodwill impairments tests performed on testing dates after January 1, 2017. Based on the Company’s most recent annual goodwill impairment test completed in fiscal 2018, the Company expects no initial impact on adoption.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to review carefully the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Part II, Item 1A, Risk Factors below and in our Annual Report on Form 10-K for the year ended May 26, 2018 (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

RGP is a multinational business consulting firm that provides agile consulting services and talent to its global client base which is faced with disruption, business transformation and compliance issues. We also bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. We assist our clients with projects requiring specialized expertise or capacity in areas such as:

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

•

Governance, risk and compliance management including governance; assessments; auditing and automation of programs managing regulatory compliance such as Sarbanes; enterprise risk management; internal audits; operational risk management; and data security and privacy services

•

Supply chain management including strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance

•

Human capital including change management; organization development and effectiveness; employment engagement; compensation and incentive plan strategies and design and optimization of human resources technology and operations

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of August 25, 2018, we served clients from offices in 21 countries, including 26 international offices and 48 offices in the United States. Our world-wide footprint allows the Company to support the global initiatives of our multinational client base.

The Company announced certain strategic initiatives in April 2017. The first initiative focused on cultivating a more sophisticated and robust sales culture. The Company has now completed this initiative. Among the features of the initiative are enhanced training activities; the alignment of the Company’s sales process using tools such as Salesforce.com and the establishment of an enterprise-wide business development function; and the current year initiation of a new incentive compensation program for individuals focused on profitable revenue generation and gross margin. The new incentive compensation program rewards individuals for achieving or exceeding pre-determined sales goals, with bonus multipliers applicable for exceeding goals; the rewards for sales achievement are tied to both gross margin goals and qualitative goals associated with the Company’s culture of “LIFE at RGP”. Finally, to complete this initiative, the Company expanded its Strategic Client Program, which involves a dedicated account team for certain high profile clients with world-wide operations.

The Company is close to completing its second initiative to redesign the Company’s business model to enhance its client offerings, with a focus on building its integrated solutions capabilities and delivering multi-disciplinary offerings to its clients in three areas of focus—Transaction Services, Technical Accounting Services, and Data & Analytics. During fiscal 2018, the Company implemented the new operating model for sales, talent and integrated solutions within RGP for all of North America; that is, reporting relationships are now largely defined by functional area rather than on an office location basis. We believe this effort has already delivered improved revenue growth and improved customer experience into fiscal 2019. The rollout of the operating model will continue in Europe and Asia Pacific during the current fiscal year.

The third initiative focuses on cost containment. Goals of this initiative include (i) improving leverage of selling, general and administrative expenses (“S, G & A”) as a percentage of revenue and (ii) realizing cost synergies in the core business and with the Accretive acquisition. Although S, G & A as a percentage of revenue decreased to 31.6% in the first quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018’s 32.0%, RGP remains committed to managing its cost structure to achieve improved S, G & A performance as measured against revenue throughout fiscal 2019.

During fiscal 2018, the Company completed two acquisitions. The first acquisition, completed August 31, 2017 (the second quarter of fiscal 2018), was of taskforce—Management on Demand AG (“taskforce”), a German based professional services firm founded in 2007, that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition) in a combination of cash and restricted stock.

In addition, the purchase agreement for taskforce requires additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The payment for calendar 2017 of €2.1 million was made March 28, 2018. The Company estimated the fair value of the obligation to pay the remaining contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of calendar years 2018 and 2019. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The current estimated fair value of the contractual obligation to pay the contingent consideration for calendar years 2018 and 2019 totals €3.9 million (approximately $4.5 million based on the exchange rate on the last day of the first quarter of fiscal 2019) as of August 25, 2018. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. During the first quarter of fiscal 2019, the Company increased the estimated contingent consideration by €84,000 ($97,000) and recognized accretion expense on the discounted liability. These amounts are included in S, G & A for the quarter. Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition. taskforce contributed $4.2 million to revenue in the first quarter of fiscal 2019.

The second acquisition occurred December 4, 2017 (the third quarter of fiscal 2018) when the Company acquired substantially all of the assets and assumed certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supported startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due, subject to working capital adjustments. As of the end of the first quarter of fiscal 2019, the amounts due upon working capital adjustments are estimated at $0.1 million in cash and 108,000 in additional shares of common stock and are accrued as a liability on the balance sheet as of August 25, 2018. The Company completed its integration of the operations of Accretive into its business model as of the first day of fiscal 2019 and thus the Company is unable to estimate the impact of additional revenue attributable to the Accretive acquisition in the first quarter of fiscal 2019.

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

The following represents a summary of our critical accounting policies, defined as those policies we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. The Company’s accounting policies were revised in connection with the adoption of ASC 606 (described further in Note 2 “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q). There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 26, 2018.

Revenue recognition—Revenues are recognized when control of the promised service is transferred to our clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues from contracts are recognized over time, based on hours worked by the Company’s professionals. The performance of the agreed-to service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most likely amount method prescribed by ASC 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Identifiable intangibles assets are amortized over their lives, typically ranging from three to ten years. Goodwill is not subject to amortization. This asset is considered to have an indefinite life and its carrying value is required to be assessed by us for impairment at least annually. Depending on future market values of our stock, our operating performance and other factors, these assessments could potentially result in impairment reductions of this intangible asset in the future and this adjustment may materially affect the Company’s future financial results and financial condition.

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

Stock-based compensation—Under our 2014 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, options to purchase common stock or other stock or stock-based awards. Under our Employee Stock Purchase Plan (the “ESPP”), eligible officers and employees may purchase our common stock in accordance with the terms of the plan.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.13 per share in the first quarter of fiscal 2019 and $0.12 per share in each quarter of fiscal 2018) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.7 years for non-officers and 8.2 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended
	August 25, 2018	August 26, 2017
	(Amounts in thousands)
Revenue	$178,558	$141,186
Direct cost of services	110,407	87,488

Gross margin	68,151	53,698
Selling, general and administrative expenses	56,366	47,415
Amortization of intangible assets	955	—
Depreciation expense	1,069	940

Income from operations	9,761	5,343
Interest expense	605	337
Interest income	(79)	(28)

Income before provision for income taxes	9,235	5,034
Provision for income taxes	3,494	2,922

Net income	$5,741	$2,112

We also assess the results of our operations using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense plus or minus contingent consideration adjustments. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance and the Company believes they are also useful to investors as an alternative measure of our operating performance. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	Three Months Ended
	August 25, 2018	August 26, 2017
	(Amounts in thousands)
Net income	$5,741	$2,112
Adjustments:
Amortization of intangible assets	955	—
Depreciation expense	1,069	940
Interest expense	605	337
Interest income	(79)	(28)
Provision for income taxes	3,494	2,922

EBITDA	11,785	6,283
Stock-based compensation expense	1,361	1,612
Contingent consideration adjustment	97	—

Adjusted EBITDA	$13,243	$7,895

Revenue	$178,558	$141,186

Adjusted EBITDA Margin	7.4%	5.6%

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

Three Months Ended August 25, 2018 Compared to Three Months Ended August 26, 2017

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $37.4 million, or 26.5%, to $178.6 million for the three months ended August 25, 2018 from $141.2 million for the three months ended August 26, 2017. On a constant currency basis, revenue increased 26.6%. Revenue in the first quarter of fiscal 2019 includes $4.2 million in revenue attributable to taskforce, which the Company acquired in the second quarter of fiscal 2018. It is not possible to isolate the revenue of Accretive (which we acquired in the second quarter of fiscal 2018) after the completion of the integration of Accretive operations into RGP at the beginning of the first quarter of fiscal 2019. Excluding the revenue of taskforce, revenue increased $33.2 million, or 23.5%. We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Bill rates improved 2.5% (the same on a constant currency basis) and hours worked increased 23.5% between the two periods. The Company experienced an upswing in revenue in certain industries and markets during the quarter compared to the prior year quarter; however, consistent with recent trends, the Company’s revenue in the financial services industry was down quarter-over-quarter. The timing of the result of our efforts to improve our client penetration in the financial services industry is uncertain. We believe the improvement in revenue for the current quarter as compared to the prior year quarter is in part the product of the operational changes made throughout fiscal 2018, including the usage of Salesforce as a tool to measure individual productivity directly and structuring reporting lines with a function and client focus.

As presented in the table below, revenue increased in the first quarter of fiscal 2019 compared to the same quarter of fiscal 2018 in North America, Europe and Asia Pacific (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	August 25, 2018	August 26, 2017	% Change	August 25, 2018	August 26, 2017
North America	$146,171	$115,937	26.1%	81.9%	82.1%
Europe	20,684	15,149	36.5%	11.6	10.7
Asia Pacific	11,703	10,100	15.9%	6.5	7.2

Total	$178,558	$141,186	26.5%	100.0%	100.0%

A portion of the European increase is due to the acquisition of taskforce; without taskforce, revenue in Europe increased 8.6% for the three months ended August 25, 2018 as compared to the three months ended August 26, 2017. The integration of Accretive operations into RGP’s existing North American operations prevents an analysis of the contribution of former Accretive operations to the North American revenue increase.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2018 first quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $0.2 million in the first quarter of fiscal 2019. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America, Europe and Asia Pacific by 26.3%, 35.8% and 16.1%, respectively.

The number of consultants on assignment as of August 25, 2018 was 3,176 compared to 2,495 consultants engaged as of August 26, 2017. The number of consultants on assignment as of August 25, 2018 includes 51 consultants from the taskforce acquisition; with the integration of Accretive into RGP daily operations we are unable to attribute the increase in headcount from the prior year quarter to that acquisition.

We operated 74 (26 abroad) offices as of August 25, 2018 and 67 (24 abroad) as of August 26, 2017. The change between the two years is the result of the addition of five offices acquired in the Accretive transaction, two offices acquired in the taskforce acquisition and the formal establishment of offices in Zurich, Switzerland and Guangzhou, China, offset by three office closures.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services increased $22.9 million, or 26.2%, to $110.4 million for the three months ended August 25, 2018 from $87.5 million for the three months ended August 26, 2017. On a constant currency basis, direct cost of services increased 26.3%. Direct cost of services includes consultant costs of $2.9 million related to the taskforce acquisition. Excluding the impact of the taskforce acquisition, direct cost of services increased 22.9% between the periods. The primary reason for the increase is that average consultant pay rate per hour increased 5.0% (the same on a constant currency basis) and hours worked increased 23.5% between the two quarters.

Direct cost of services as a percentage of revenue was 61.8% and 62.0% for the three months ended August 25, 2018 and August 26, 2017, respectively. The direct cost of services as a percentage of revenue improved slightly in the current quarter primarily because an increase in the bill/pay ratio was offset by a reduction in claims in the Company’s self-insured medical program as compared to the prior year.

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 31.6% and 33.6% for the quarters ended August 25, 2018 and August 26, 2017, respectively. S, G & A increased to $56.4 million for the first quarter of fiscal 2019 from $47.4 million for the same period in the prior year for the following primary reasons: we added S, G & A tied to the operations of the Accretive acquisition (now largely integrated with the operations of RGP) and taskforce (which operates as a separate brand). More specifically, the year over year increase is primarily attributable to: 1) $6.6 million of additional payroll and benefit costs from taskforce personnel, legacy Accretive personnel and new headcount to support the growth of critical markets; 2) $2.6 million related to increased commission and bonus expenses tied to the revenue growth of the business; 3) $0.8 million of marketing costs associated with driving revenue growth and 4) increases of $1.3 million in rent, bad debt and other categories; these costs were offset by lower severance and acquisition costs of $2.3 million incurred in the prior year quarter.

Management and administrative headcount was 885 at the end of the first quarter of fiscal 2019 (including 17 from the taskforce acquisition) and 726 at the end of the first quarter of fiscal 2018.

Sequential Operations. On a sequential quarter basis, fiscal 2019 first quarter revenues decreased approximately 2.8% (2.0% constant currency), from $183.8 million to $178.6 million. We believe first quarter revenue declined primarily because of the Memorial Day and July 4th holidays in the U.S. and summer holiday breaks taken by our consultants. The impact of those holiday periods is reflected by 2.4% decrease in hours worked while average bill rates remained the same between the two quarters. The Company’s sequential revenue decreased in North America (1.6%), Europe (11.8%) and Asia Pacific (1.0%). On a constant currency basis, using the comparable fourth quarter fiscal 2018 conversion rates, sequential revenue improved in Asia Pacific (2.3%) while decreasing in North America (1.5%) and Europe (7.4%).

Direct cost of services as a percentage of revenue was 61.8% and 61.7% in the first quarter of fiscal 2019 and fourth quarter of fiscal 2018, respectively; the higher direct cost of services percentage in the first quarter is primarily the result of an improved bill/pay ratio in the first quarter, offset by holiday pay for consultants for the Memorial Day and July 4th holidays in the U.S. (there were no paid holidays in the fourth quarter of fiscal 2018).

S, G & A as a percent of revenue was 31.6% for the first quarter of fiscal 2019 compared to 32.0% for the fourth quarter of fiscal 2018. Spend in the first quarter decreased $2.5 million to $56.4 million from $58.9 million in the previous quarter. The primary reasons for the change were: 1) we did not incur any severance expense in the first quarter of the current fiscal year, but incurred $0.8 million in the fourth quarter of fiscal 2018 and our acquisition and transformation expenses decreased from the fourth quarter by approximately $1.4 million offset by 2) increased marketing costs of $0.8 million associated with driving revenue growth offset by reductions in various categories.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.0 million in the first quarter of fiscal 2019 as a result of amortization related to identifiable intangible assets acquired in the December 2017 acquisition of Accretive and September 2017 acquisition of taskforce. Those assets identified based upon the allocation of purchase price of Accretive include: $12.7 million for customer relationships (amortized over eight years) and $2.5 million for tradenames (amortized over three years); and for taskforce, $1.9 million for customer relationships (amortized over 3 years), $2.0 million for tradenames (amortized over 10 years), $0.8 million for the database of potential consultants (amortized over 3 years) and $1.0 million for non-competition agreements (amortized over 3 years). The Company had no amortization expense during the first quarter of fiscal 2018.

Depreciation expense was $1.1 million and $0.9 million in the first quarter of fiscal 2019 and 2018, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the purchase of Accretive.

Interest Expense. Interest expense for the first quarter of fiscal 2019 was approximately $0.6 million compared to $0.3 million in the same period of fiscal 2018. The increase in the 2019 first quarter is the result of interest on incremental borrowings of $15.0 million to finance a portion of the acquisition of Accretive and generally higher interest rates. As of August 25, 2018, the interest rates on the Company’s borrowings were 3.7% on a tranche of $24.0 million (2-month London Interbank Offered Rate (“LIBOR”) plus 1.50%), 4.0% on a tranche of $19.0 million (6-month LIBOR plus 1.50%) and 4.0% on a tranche of $15.0 million (6-month LIBOR plus 1.5).

Income Taxes. On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 which allows the Company to record provisional amounts related to the impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend more than one year from date of enactment. During fiscal 2018 the Company recorded a provisional income tax benefit of approximately $0.8 million upon re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized. Also during fiscal 2018 the Company provided for $3.4 million of capital gains tax offset by $3.4 million of newly established deferred tax assets for foreign tax credits that resulted from dividend distributions. Both the capital gains tax and the newly established deferred tax assets were based upon a strict reading of the Internal Revenue Code at the time. Subsequently, the Treasury Department and the IRS released proposed regulations clarifying the relevant calculations and as a result, both the capital gains tax of $3.4 million and newly established deferred tax assets of $3.4 million were reversed during the three months ended August 25, 2018.

The Tax Reform Act also includes the Global Intangible Low-Tax Income (“GILTI”) provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax (“BEAT”), a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income provision, a tax incentive to earn income abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge when the tax arises or as a part of deferred taxes. Due to the complexity of the GILTI provisions, the Company is still evaluating the impacts on future periods and has not yet elected an accounting policy regarding GILTI. The Company has recognized provisional tax impacts associated with GILTI as a current expense for the three months ending August 25, 2018.

The Company’s provision for income taxes was $3.5 million (effective tax rate of approximately 38%) and $2.9 million (effective tax rate of approximately 58%) for the three months ended August 25, 2018 and August 26, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three months ended August 25, 2018 and August 26, 2017 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the three months ended August 25, 2018 because of the improved global income. The effective tax rate decreased for the three months ended August 25, 2018, primarily due to the reduction in the U.S. statutory federal tax rate and due to the improved foreign results.

The Company recognized tax expense of approximately $0.1 million and tax benefit of approximately $0.4 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first quarter of fiscal 2019 and 2018, respectively.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying incentive stock options exercises.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and ability to access our $120 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 26, 2018. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. As of August 25, 2018, the Company had $27.1 million of cash and cash equivalents including $13.9 million held in international operations.

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

As of August 25, 2018, the Company had borrowings of approximately $58.0 million under the Facility and directed Bank of America to issue approximately $1.3 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of August 25, 2018 the Company was in compliance with the financial covenants in the Facility.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in office premises and capital equipment, primarily technology hardware and software. In addition, we may consider making strategic acquisitions. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to increase use of our Facility. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Operating Activities

Operating activities for the three months ended August 25, 2018 used cash of $16.6 million compared to $13.1 million for the three months ended August 26, 2017. Cash used in operations in the first three months of fiscal 2019 resulted from net income of $5.7 million and non-cash items of $8.0 million. These amounts were offset by net unfavorable changes in operating assets and liabilities of $30.3 million due primarily to the increase in the balance of accounts receivable as of the end of the first quarter of fiscal 2019 reflecting increasing revenue during August 2018, coinciding with settlement of payroll at the end of the quarter and the usual payment during the first quarter of the Company’s obligation for incentive compensation. In the first three months of fiscal 2018, cash used in operations resulted from net income of $2.1 million and non-cash items of $2.6 million, partially offset by net unfavorable changes in operating assets and liabilities of $17.9 million. The primary driver of the change in cash provided by operations between the two periods was the increase in accounts receivable and amortization expense during fiscal 2019, offset by increased net income and to a lesser extent favorable changes in deferred income taxes. Non-cash items in both fiscal 2019 and fiscal 2018 include depreciation, amortization and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash used in investing activities was $1.1 million for the first three months of fiscal 2019, compared to $0.4 million in the comparable prior year period. The use of cash increased in fiscal 2019 as compared to fiscal 2018 due to an increase in investments in property and equipment between the two periods.

Financing Activities

Net cash used in financing activities totaled $11.7 million for the three months ended August 25, 2018 compared to $0.5 million for the three months ended August 26, 2017. Net cash provided by financing activities for the three months ended August 25, 2018 included dividends paid on the Company’s common stock of $3.8 million, approximately $0.5 million higher than in the comparable period of the prior year. The increase in dividend paid in the current quarter was caused by an increase in the Company’s dividend accrual rate of $0.01 per common share in fiscal 2018 and a higher number of outstanding common shares after the taskforce and Accretive acquisitions. The Company’s board of directors declared a quarterly cash dividend of $0.13 per common share on July 26, 2018. The dividend of approximately $4.1 million, paid on September 16, 2018, is accrued in the Company’s Consolidated Balance Sheet as of August 25, 2018.

The Company used $7.5 million to purchase approximately 468,000 shares of common stock on the open market during the first three months of fiscal 2019 at a price averaging $15.95 per common share. The Company did not purchase any shares of common stock on the open market in the prior year period. Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $1.8 million higher in fiscal 2019 as compared to the comparable period of fiscal 2018. The Company also reduced its obligation on the Facility by $5.0 million during the first quarter of fiscal 2019; there was no payment on the Facility during the comparable prior year period.

As described in Note 3 to the financial statements—Acquisitions,—the purchase agreement for taskforce requires earn-out payments to be made. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers (in Euros) Adjusted EBITDA times 6.1 times 15% (Adjusted EBITDA as defined in the purchase agreement) for calendar years 2018 and 2019. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to the contingent consideration as of August 25, 2018 is €3.9 million (approximately $4.5 million).

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 12—Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of August 25, 2018, we had approximately $27.1 million of cash and cash equivalents and $58.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrowing as of August 25, 2018 of $58.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended August 25, 2018, approximately 21% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 49% of our balances of cash and cash equivalents as of August 25, 2018 were denominated in U.S. dollars. The remaining amount of approximately 51% was comprised primarily of cash balances translated from Euros, Mexican Pesos, Japanese Yen and Singapore Dollars. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 25, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 25, 2018. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 25, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2018, which was filed with the Securities and Exchange Commission on July 23, 2018. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

We also obtained a United States registration for the Resources Global Professionals mark, Registration No. 3,298,841 September 25, 2007, and this trademark registration was renewed in 2018. However, our rights to this service mark are not currently protected in some of our foreign registrations, and there is no guarantee any of our pending applications for such registration (or any appeals thereof or future applications) will be successful.

If another party adopts or uses a name, service mark or trademark similar to ours, they could make infringement claims against us or could thereby impede our ability to build brand identity if they have prior rights. We cannot assure you our business would not be adversely affected if such a claim was made or if we were required to change our name.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock during the three months ended August 25, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program
May 27, 2018—June 23, 2018	—	$—	—	$119,987,423
June 24, 2018—July 21, 2018	—	$—	—	$119,987,423
July 22, 2018—August 25, 2018	467,912	$15.95	467,912	$112,525,688

Total May 27, 2018—August 25, 2018	467,912	$15.95	467,912	$112,525,688

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

RESOURCES CONNECTION, INC.

Date: October 4, 2018	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: October 4, 2018	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)