Form 10-Q
period 2018-11-24
RESOURCES CONNECTION INC
filed 2019-01-03
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2018

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

As of December 21, 2018, there were approximately 31,724,727 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 24, 2018	May 26, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40,823	$56,470
Trade accounts receivable, net of allowance for doubtful accounts of $1,821 and $1,640 as of November 24, 2018 and May 26, 2018, respectively	146,499	130,452
Prepaid expenses and other current assets	6,996	7,230
Income taxes receivable	1,120	729

Total current assets	195,438	194,881
Goodwill	191,172	191,950
Intangible assets, net	16,517	18,531
Property and equipment, net	23,699	22,413
Deferred income taxes	1,403	2,850
Other assets	3,061	2,049

Total assets	$431,290	$432,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,256	$23,280
Accrued salaries and related obligations	51,973	58,418
Other liabilities	11,356	12,826

Total current liabilities	85,585	94,524
Long-term debt	58,000	63,000
Deferred income taxes	3,233	—
Other long-term liabilities	7,062	6,325

Total liabilities	153,880	163,849

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 62,169 and 61,252 shares issued, and 31,724 and 31,614 shares outstanding as of November 24, 2018 and May 26, 2018, respectively	622	613
Additional paid-in capital	445,098	429,578
Accumulated other comprehensive loss	(12,413)	(10,385)
Retained earnings	343,827	335,741
Treasury stock at cost, 30,445 and 29,638 shares as of
November 24, 2018 and May 26, 2018, respectively	(499,724)	(486,722)

Total stockholders’ equity	277,410	268,825

Total liabilities and stockholders’ equity	$431,290	$432,674

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 24, 2018	November 25, 2017	November 24, 2018	November 25, 2017
Revenue	$188,799	$156,738	$367,357	$297,924
Direct cost of services, primarily payroll and related taxes for professional services employees	115,378	97,319	225,785	184,807

Gross margin	73,421	59,419	141,572	113,117
Selling, general and administrative expenses	54,959	47,498	111,325	94,913
Amortization of intangible assets	952	322	1,907	322
Depreciation expense	1,197	947	2,266	1,887

Income from operations	16,313	10,652	26,074	15,995
Interest expense	642	397	1,247	734
Interest income	(34)	(32)	(113)	(60)

Income before provision for income taxes	15,705	10,287	24,940	15,321
Provision for income taxes	5,141	2,149	8,635	5,071

Net income	$10,564	$8,138	$16,305	$10,250

Net income per common share:
Basic	$0.33	$0.27	$0.51	$0.34

Diluted	$0.33	$0.27	$0.50	$0.34

Weighted average common shares outstanding:
Basic	31,721	30,173	31,731	29,991

Diluted	32,446	30,579	32,457	30,319

Cash dividends declared per common share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 24, 2018	November 25, 2017	November 24, 2018	November 25, 2017
COMPREHENSIVE INCOME:
Net income	$10,564	$8,138	$16,305	$10,250
Foreign currency translation adjustment, net of tax	(1,426)	(610)	(2,028)	2,105

Total comprehensive income	$9,138	$7,528	$14,277	$12,355

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated Other Comprehensive Loss
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Treasury Stock			Retained Earnings
	Shares	Amount		Shares	Amount
Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825
Exercise of stock options	751	8	10,405					10,413
Stock-based compensation expense			2,938					2,938
Issuance of common stock under Employee Stock Purchase Plan	166	1	2,177					2,178
Purchase of shares				807	(13,002)			(13,002)
Cash dividends declared ($0.26 per share)							(8,219)	(8,219)
Currency translation adjustment						(2,028)		(2,028)
Net income for the six months ended November 24, 2018							16,305	16,305

Balances as of November 24, 2018	62,169	$622	$445,098	30,445	$(499,724)	$(12,413)	$343,827	$277,410

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 24, 2018	November 25, 2017
Cash flows from operating activities:
Net income	$16,305	$10,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,173	2,209
Stock-based compensation expense	3,013	3,062
Contingent consideration adjustment	(37)	—
Loss on disposal of assets	64	—
Bad debt expense	477	364
Deferred income taxes	4,620	(906)
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	(17,838)	(8,394)
Prepaid expenses and other current assets	205	(568)
Income taxes	(3,102)	1,468
Other assets	(1,042)	84
Accounts payable and accrued expenses	(458)	1,245
Accrued salaries and related obligations	(6,121)	(5,943)
Other liabilities	1,406	(1,231)

Net cash provided by operating activities	1,665	1,640

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1
Acquisition of Accretive	(3)
Acquisition of taskforce net of cash acquired	—	(3,423)
Purchase of property and equipment	(3,405)	(784)

Net cash used in investing activities	(3,408)	(4,206)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,413	1,666
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,178	2,260
Purchase of common stock	(13,002)	—
Repayment on Revolving Credit Facility	(5,000)	—
Cash dividends paid	(7,887)	(6,833)

Net cash used in financing activities	(13,298)	(2,907)

Effect of exchange rate changes on cash	(606)	(572)

Net decrease in cash	(15,647)	(6,045)
Cash and cash equivalents at beginning of period	56,470	62,329

Cash and cash equivalents at end of period	$40,823	$56,284

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 24, 2018 and November 25, 2017

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2019 and 2018 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 24, 2018 and November 25, 2017 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2018 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

The Company recognizes revenues on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because the Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; and c) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $3.2 million and $2.9 million for the three months ended November 24, 2018 and November 25, 2017, respectively, and $6.5 million and $5.5 million for the six months ended November 24, 2018 and November 25, 2017, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. We invoice the majority of our clients on a weekly basis or, in certain circumstances, on a monthly basis, in accordance with our standard arrangement of payment due within 30 days. To a much lesser extent, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.4% of revenue for each of the three months ended November 24, 2018 and November 25, 2017, and 0.5% and 0.4% of revenue for the six months ended November 24, 2018 and November 25, 2017, respectively. Permanent placement fees were 0.6% and 0.2% of revenue for the three months ended November 24, 2018 and November 25, 2017, respectively, and 0.6% and 0.1% of revenue for the six months ended November 24, 2018 and November 25, 2017, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 24, 2018	November 25, 2017	November 24, 2018	November 25, 2017
Net income	$10,564	$8,138	$16,305	$10,250

Basic:
Weighted average shares	31,721	30,173	31,731	29,991

Diluted:
Weighted average shares	31,721	30,173	31,731	29,991
Potentially dilutive shares	725	406	726	328

Total dilutive shares	32,446	30,579	32,457	30,319

Net income per common share:
Basic	$0.33	$0.27	$0.51	$0.34
Dilutive	$0.33	$0.27	$0.50	$0.34
Anti-dilutive shares not included above	3,248	5,268	3,112	5,225

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

3. Acquisitions

During fiscal 2018, the Company completed two acquisitions. The first acquisition, completed August 31, 2017 (the second quarter of fiscal 2018), was of taskforce – Management on Demand AG (“taskforce”), a German based professional services firm founded in 2007, that provides clients with senior interim management and project management expertise. Subsequent to the acquisition, taskforce continues to operate as a separate brand. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition) in a combination of cash and restricted stock.

In addition, the purchase agreement for taskforce requires additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The payment for calendar 2017 of €2.1 million was made March 28, 2018. The Company estimated the fair value of the obligation to pay the remaining contingent consideration for calendar years 2018 and 2019 based on a number of different projections of the estimated Adjusted EBITDA for each such years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The current estimated fair value of the contractual obligation to pay the contingent consideration for calendar years 2018 and 2019 totals €3.9 million (approximately $4.4 million based on the exchange rate on the last day of the second quarter of fiscal 2019) as of November 24, 2018. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. During the three and six months ended November 24, 2018, the Company decreased the estimated contingent consideration by €114,000 ($130,000) and €30,000 ($33,000), respectively, and also recognized accretion expense on the discounted liability. These amounts are included in S, G & A for the respective periods. Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition.

The second acquisition occurred December 4, 2017 (the third quarter of fiscal 2018) when the Company acquired substantially all of the assets and assumed certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supported startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due after settlement of working capital adjustments. In addition, additional amounts may be paid to the sellers at the end of a certain period of time if there are no claims or may be used to satisfy any preacquisition claims in favor of the buyers. As of the end of the second quarter of fiscal 2019, the amounts due based on initial estimates of the resolution of these items are $0.1 million in cash and 108,000 in additional shares of common stock and are accrued as a liability on the balance sheet as of November 24, 2018. The Company completed its integration of the operations of Accretive into its business model as of the first day of fiscal 2019 and thus the Company is unable to estimate the impact of additional revenue attributable to the Accretive acquisition during fiscal 2019.

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization (amounts in thousands):

	As of November 24, 2018			As of May 26, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer contracts and relationships (3-8 years)	$14,516	$(2,352)	$12,164	$14,565	$(1,263)	$13,302
Tradenames (3-10 years)	4,429	(1,059)	3,370	4,481	(560)	3,921
Consultant list (3 years)	793	(334)	459	815	(205)	610
Non-compete agreements (3 years)	906	(382)	524	932	(234)	698

Total	$20,644	$(4,127)	$16,517	$20,793	$(2,262)	$18,531

The Company recorded amortization expense of $1.0 million and $0.3 million for the three months ended November 24, 2018 and November 25, 2017, respectively, and $1.9 million and $0.3 million for the six months ended November 24, 2018 and November 25, 2017, respectively. The increase in the current fiscal year is due to the amortization of intangible assets acquired in the Accretive transaction. Future estimated intangible asset amortization expense (based on existing intangible assets) is $3.8 million, $3.8 million, $2.5 million, $1.8 million and $1.8 million for the years ending May 25, 2019, May 30, 2020, May 29, 2021, May 28, 2022 and May 27, 2023, respectively. The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	November 24, 2018	November 25, 2017
Goodwill, beginning of year	$191,950	$171,088
Acquisitions (see Note 3)	3	9,039
Impact of foreign currency exchange rate changes	(781)	1,081

Goodwill, end of period	$191,172	$181,208

5. Income Taxes

On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 which allows the Company to record provisional amounts related to the impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend more than one year from date of enactment. During fiscal 2018, the Company recorded a provisional income tax benefit of approximately $0.8 million upon re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized.

The Tax Reform Act also includes the Global Intangible Low-Tax Income (“GILTI”) provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax , a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income provision, a tax incentive to earn income abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge when the tax arises or as a part of deferred taxes. Due to the complexity of the GILTI provisions, the Company is still evaluating the impact on future periods and has not yet elected an accounting policy regarding GILTI. The Company has recognized provisional tax impacts associated with GILTI as a current expense for the six months ended November 24, 2018.

The Company’s provision for income taxes was $5.1 million (effective tax rate of approximately 33%) and $2.1 million (effective tax rate of approximately 21%) for the three months ended November 24, 2018 and November 25, 2017, respectively, and $8.6 million (effective tax rate of approximately 35%) and $5.1 million (effective tax rate of approximately 33%) for the six months ended November 24, 2018 and November 25, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three and six months ended November 24, 2018 and November 25, 2017 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the three months ended November 24, 2018 compared to the prior year quarter because of improved global income. Also in the prior year quarter, the Company reversed $2.4 million of valuation allowances that offset deferred tax assets of certain foreign entities; there was no reversal in the current year quarter. Although the effective rate for the three months ended November 24, 2018 is positively impacted by the reduced US tax rate, the effective rate increased as the prior year quarter benefited from the aforementioned valuation allowance reversal.

The Company recognized a tax benefit of approximately $0.1 million and $0.2 million during the second quarter of fiscal 2019 and 2018, respectively and no net tax benefit and $0.6 million, during the first six months of fiscal 2019 and 2018, respectively, related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP.

6. Long-Term Debt

The Company has a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility (“Revolving Loan”), which includes a $5 million sublimit for the issuance of standby letters of credit, and (ii) a $30 million reducing revolving loan facility (“Reducing Revolving Loan”), any amounts of which may not be reborrowed after being repaid. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50%, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of November 24, 2018.

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

The Company’s borrowings on the Facility were $58.0 million as of November 24, 2018, all of which were under the Revolving Loan. In addition, the Company has $1.3 million of outstanding letters of credit issued under the Revolving Loan. The Company has $30.7 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of November 24, 2018. As of November 24, 2018, the interest rate on the Company’s borrowings was 4.0% on a tranche of $19.0 million (6-month LIBOR plus 1.50%), 4.1% on a tranche of $24.0 million (6-month LIBOR plus 1.50%) and 4.3% on a tranche of $15.0 million (6-month LIBOR plus 1.50%).

7. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended November 24, 2018, the Company purchased 338,536 shares of its common stock on the open market at an average price of $16.36 per share, for approximately $5.5 million, and during the six months ended November 24, 2018, the Company purchased 806,448 shares of its common stock on the open market at an average price of $16.12 per share, for approximately $13.0 million. As of November 24, 2018, approximately $107.0 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

8. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	For the Six Months Ended
	November 24, 2018	November 25, 2017
Income taxes paid	$6,778	$6,248

Interest paid	$1,227	$712

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$255	$—
Acquisition of taskforce:
Issuance of common stock	$—	$2,602
Liability for contingent consideration	$—	$6,514
Dividends declared, not paid	$4,124	$3,663

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, RSUs and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of November 24, 2018, 1,359,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the six months ended November 24, 2018 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 26, 2018	6,869	$15.10	5.50	$12,310
Granted, at fair market value	1,290	18.96
Exercised	(752)	13.85
Forfeited	(128)	15.32
Expired	(268)	19.41

Outstanding at November 24, 2018	7,011	$15.78	6.09	$8,934

Exercisable at November 24, 2018	4,405	$14.97	4.35	$7,988

Vested and expected to vest at November 24, 2018	6,614	$15.64	5.88	$8,875

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2019 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 24, 2018. This amount will change based on changes in the fair market value of the Company’s common stock. The total pre-tax intrinsic value related to stock options exercised during the three months ended November 24, 2018 and November 25, 2017 was $2.3 million and $0.4 million, respectively, and during the six months ended November 24, 2018 and November 25, 2017 was $3.1 million and $0.5 million, respectively.

Stock-Based Compensation Expense

As of November 24, 2018, there was $10.5 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 38 months. Stock-based compensation expense included in selling, general and administrative expenses was $1.7 million and $1.5 million for the three months ended November 24, 2018 and November 25, 2017, respectively, and $3.0 million and $3.1 million for the six months ended November 24, 2018 and November 25, 2017, respectively. These amounts consisted of stock-based compensation expense related to employee stock options employee stock purchases made via the ESPP and restricted stock awards. In addition, commencing in the third quarter of fiscal 2018, stock-based compensation expense includes expense related to stock units credited under the Directors Deferred Compensation Plan. For the three and six months ended November 24, 2018, this expense was $41,000 and $75,000, respectively. As of November 24, 2018, there were 34,715 stock units not vested, with approximately $0.4 million of remaining unrecognized compensation cost. There were no capitalized share-based compensation costs during the six months ended November 24, 2018 or November 25, 2017.

The Company granted no restricted stock during the six months ended November 24, 2018 and granted 79,810 shares of restricted stock during the three and six months ended November 25, 2017. Stock-based compensation expense for existing restricted stock awards was $0.4 million and $0.3 million for the three months ended November 24, 2018 and November 25, 2017, respectively, and $0.8 million and $0.6 million for the six months ended November 24, 2018 and November 25, 2017, respectively. As of November 24, 2018, there were 202,775 unvested restricted shares, with approximately $2.3 million of remaining unrecognized compensation cost.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. The Company issued 166,000 and 338,000 shares of common stock pursuant to the ESPP during the six months ended November 24, 2018 and the year ended May 26, 2018, respectively. There were 414,000 shares of common stock available for issuance under the ESPP as of November 24, 2018.

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

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 24, 2018	November 25, 2017	November 24, 2018	November 25, 2017	November 24, 2018	May 26, 2018
United States	$148,901	$119,443	$290,130	$232,568	$198,573	$198,280
International	39,898	37,295	77,227	65,356	32,815	34,614

Total	$188,799	$156,738	$367,357	$297,924	$231,388	$232,894

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

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

Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). An entity in a hosting arrangement that is a service contract must determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs that cannot be capitalized include training costs, certain data conversion costs, costs incurred during preliminary project and post implementation stages. Costs that are subject to evaluation for potential capitalization are incurred during the application development stage. The guidance also specifies factors to consider when developing the period over which to amortize the capitalized costs once the arrangement is deployed for usage by the entity and elements to consider in analyzing potential impairment of the asset.

The guidance is effective for financial statements for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021) and for interim periods within those fiscal years. However, early adoption is permitted. The Company adopted this guidance prospectively in the first quarter of fiscal 2019 as the Company has an initiative involving a cloud computing arrangement that is a service contract for its processing of payroll. The initiative is now complete and the amount capitalized during fiscal 2019 was approximately $0.8 million and is accounted for in Other Assets in the Company’s Consolidated Balance Sheet.

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

Accounting Pronouncements Pending Adoption

Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which eliminates, adds and modifies certain fair value measurement disclosures. The ASU is effective for annual reporting periods beginning after December 15, 2019 (for the Company, fiscal 2021), including interim reporting periods within those annual periods, with early adoption permitted. We do not expect the adoption of this standard to have a material impact to our consolidated financial statements and related disclosures.

Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, which provides guidance regarding the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment for that difference must be recorded in the income statement, rather than proceeding to Step 2. The new standard is effective for financial statements for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021). Early adoption is permitted. Based on the Company’s most recent annual goodwill impairment test completed in fiscal 2018, the Company expects no initial impact on adoption.

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which provides guidance on accounting for credit losses, including trade receivables. The guidance requires the application of a current expected credit loss model, which measure credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021). The guidance requires companies to apply the requirements using a modified retrospective approach. The Company is currently evaluating the potential impact on the Consolidated Financial Statements and required disclosures.

Leases (Topic 842): Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018 (for the Company, fiscal 2020). The FASB has also subsequently issued certain additional ASUs with clarifications and improvements of ASU 2016-02 which the Company will consider during its implementation process. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and believes it will have a significant impact on the Company’s Consolidated Balance Sheet assets and liabilities. Although the Company is still completing its assessment of the effect on the Consolidated Statements of Operations, the Company does not currently believe the adoption will have a material impact. The Company has completed a preliminary qualitative assessment of its lease portfolio and is in the process of implementing a new lease software system and designing revised processes and controls to use such software to account for its leases in accordance with the new guidance. Under current accounting guidelines, the Company’s office leases are operating lease arrangements, in which rental payments are treated as operating expenses and there is no recognition of the arrangement on the balance sheet as an asset with the related obligation to the lessor as a liability.

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of November 24, 2018, we served clients from offices in 21 countries, including 26 international offices and 48 offices in the United States. Our world-wide footprint allows the Company to support the global initiatives of our multinational client base.

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

The third initiative focuses on cost containment. Goals of this initiative include (i) improving leverage of selling, general and administrative expenses (“S, G & A”) as a percentage of revenue and (ii) realizing cost synergies in the core business and with the Accretive acquisition. S, G & A as a percentage of revenue decreased to 29.1% in the second quarter of fiscal 2019 as compared to the first quarter’s 31.6%; RGP remains committed to managing its cost structure to achieve improved S, G & A performance as measured against revenue throughout fiscal 2019.

During fiscal 2018, the Company completed two acquisitions. The first acquisition, completed August 31, 2017 (the second quarter of fiscal 2018), was of taskforce – Management on Demand AG (“taskforce”), a German based professional services firm founded in 2007, that provides clients with senior interim management and project management expertise. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition) in a combination of cash and restricted stock.

In addition, the purchase agreement for taskforce requires additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The payment for calendar 2017 of €2.1 million was made March 28, 2018. The Company estimated the fair value of the obligation to pay the remaining contingent consideration for calendar years 2018 and 2019 based on a number of different projections of the estimated Adjusted EBITDA for each such years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The current estimated fair value of the contractual obligation to pay the contingent consideration for calendar years 2018 and 2019 totals €3.9 million (approximately $4.4 million based on the exchange rate on the last day of the second quarter of fiscal 2019) as of November 24, 2018. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. During the three and six months ended November 24, 2018, the Company decreased the estimated contingent consideration by €114,000 ($130,000) and €30,000 ($33,000), respectively, and also recognized accretion expense on the discounted liability. These amounts are included in S, G & A for the respective periods. Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition.

The second acquisition occurred December 4, 2017 (the third quarter of fiscal 2018) when the Company acquired substantially all of the assets and assumed certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supported startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due after settlement of working capital adjustments. In addition, additional amounts may be paid to the sellers at the end of a certain period of time if there are no claims or may be used to satisfy any preacquisition claims in favor of the buyers. As of the end of the second quarter of fiscal 2019, the amounts due based on initial estimates of the resolution of these items are estimated at $0.1 million in cash and 108,000 in additional shares of common stock and are accrued as a liability on the balance sheet as of November 24, 2018. The Company completed its integration of the operations of Accretive into its business model as of the first day of fiscal 2019 and thus the Company is unable to estimate the impact of additional revenue attributable to the Accretive acquisition during fiscal 2019.

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

Revenue recognition — Revenues are recognized when control of the promised service is transferred to our clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues from contracts are recognized over time, based on hours worked by the Company’s professionals. The performance of the agreed-to service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most likely amount method prescribed by Accounting Standards Codification (“ASC”) Topic 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.13 per share in the first and second quarters of fiscal 2019 and $0.12 per share in each quarter of fiscal 2018) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.7 years for non-officers and 8.2 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Six Months Ended
	November 24, 2018	November 25, 2017	November 24, 2018	November 25, 2017
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$188,799	$156,738	$367,357	$297,924
Direct cost of services	115,378	97,319	225,785	184,807

Gross margin	73,421	59,419	141,572	113,117
Selling, general and administrative expenses	54,959	47,498	111,325	94,913
Amortization of intangible assets	952	322	1,907	322
Depreciation expense	1,197	947	2,266	1,887

Income from operations	16,313	10,652	26,074	15,995
Interest expense	642	397	1,247	734
Interest income	(34)	(32)	(113)	(60)

Income before provision for income taxes	15,705	10,287	24,940	15,321
Provision for income taxes	5,141	2,149	8,635	5,071

Net income	$10,564	$8,138	$16,305	$10,250

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

	Three Months Ended		Six Months Ended
	November 24, 2018	November 25, 2017	November 24, 2018	November 25, 2017
	(Amounts in thousands)		(Amounts in thousands)
Net income	$10,564	$8,138	$16,305	$10,250
Adjustments:
Amortization of intangible assets	952	322	1,907	322
Depreciation expense	1,197	947	2,266	1,887
Interest expense	642	397	1,247	734
Interest income	(34)	(32)	(113)	(60)
Provision for income taxes	5,141	2,149	8,635	5,071

EBITDA	18,462	11,921	30,247	18,204
Stock-based compensation expense	1,652	1,450	3,013	3,062
Contingent consideration adjustment	(130)	—	(33)	—

Adjusted EBITDA	$19,984	$13,371	$33,227	$21,266

Revenue	$188,799	$156,738	$367,357	$297,924

Adjusted EBITDA Margin	10.6%	8.5%	9.0%	7.1%

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

Three Months Ended November 24, 2018 Compared to Three Months Ended November 25, 2017

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $32.1 million, or 20.5%, to $188.8 million for the three months ended November 24, 2018 from $156.7 million for the three months ended November 25, 2017. On a constant currency basis, revenue increased 21.3%. Revenue in the second quarter of fiscal 2019 includes revenue in North America attributable to historic clients of Accretive but it is not possible to isolate this revenue due to the completion of the integration of Accretive operations into RGP at the beginning of the first quarter of fiscal 2019. Accretive was acquired in the third quarter of fiscal 2018.

We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Bill rates improved 0.8% (the same on a constant currency basis) and hours worked increased 19.6% between the two periods. We believe the improvement in revenue for the current quarter as compared to the prior year quarter is in part the product of the operational changes made throughout fiscal 2018, including the usage of Salesforce as a tool to measure individual productivity directly and structuring reporting lines with a function. In addition, we believe a portion of the revenue growth is attributable to client service and technical teams spending more time interacting with clients and prospects, improved alignment of our incentive systems to sales growth and increased sales efforts delivered by a focused business development team. Also in this current quarter, the Company’s financial service industry revenue exceeded the prior year and sequential quarters’ revenue, reversing a downward trend noted in previous quarters.

As presented in the table below, revenue increased in the second quarter of fiscal 2019 compared to the same quarter of fiscal 2018 in North America, Europe and Asia Pacific (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	November 24, 2018	November 25, 2017	% Change	November 24, 2018	November 25, 2017
North America	$153,823	$122,458	25.6%	81.5%	78.1%
Europe	23,163	22,961	0.9%	12.3	14.7
Asia Pacific	11,813	11,319	4.4%	6.2	7.2

Total	$188,799	$156,738	20.5%	100.0%	100.0%

A significant portion of the increase in North America is attributable to the Accretive acquisition but the integration of Accretive operations into RGP’s existing North American operations prevents a specific analysis of the contribution of such operations.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2018 second quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $1.3 million in the second quarter of fiscal 2019. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America, Europe and Asia Pacific by 25.8%, 4.2% and 7.4%, respectively.

The number of consultants on assignment as of November 24, 2018 was 3,389 compared to 2,746 consultants engaged as of November 25, 2017. With the integration of Accretive into RGP daily operations, we are unable to attribute a specific portion of the increase in headcount from the prior year quarter to that acquisition.

We operated 74 (26 abroad) offices as of November 24, 2018 and 69 (26 abroad) as of November 25, 2017. The change between the two years is the result of the addition of five offices acquired in the Accretive transaction.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services increased $18.1 million, or 18.6%, to $115.4 million for the three months ended November 24, 2018 from $97.3 million for the three months ended November 25, 2017. On a constant currency basis, direct cost of services increased 20.0%. The primary reason for the change is that hours worked increased 19.6% between the two quarters (partially attributable to the Accretive acquisition); the average consultant pay rate per hour did not change between the two periods (and was the same on a constant currency basis).

Direct cost of services as a percentage of revenue was 61.1% and 62.1% for the three months ended November 24, 2018 and November 25, 2017, respectively. The direct cost of services as a percentage of revenue improved in the current quarter primarily because of improvement in the bill/pay ratio and in the cost of the Company’s self-insured medical program as compared to the prior year period.

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 29.1% and 30.3% for the quarters ended November 24, 2018 and November 25, 2017, respectively. S, G & A increased to $55.0 million for the second quarter of fiscal 2019 from $47.5 million for the same period in the prior year primarily because we added S, G & A tied to the operations of the Accretive acquisition (now integrated with the operations of RGP). More specifically, the year over year increase is primarily attributable to: 1) $3.9 million of additional payroll and benefit costs from taskforce personnel, legacy Accretive personnel and new headcount to support the growth of critical markets; 2) $3.0 million related to increased commission and bonus expenses tied to the revenue growth of the business; 3) $0.8 million of marketing costs associated with driving revenue growth; and 4) increases of $0.6 million in rent and other categories; these costs were partially offset by net lower severance and acquisition costs of $0.8 million incurred in the prior year quarter.

Management and administrative headcount was 912 at the end of the second quarter of fiscal 2019 and 783 at the end of the second quarter of fiscal 2018.

Sequential Operations. On a sequential quarter basis, fiscal 2019 second quarter revenues increased approximately 5.7% (6.0% constant currency), from $178.6 million to $188.8 million. We believe a portion of the growth is attributable to continuing improvement in: time spent by client service and technical teams with clients and prospects; alignment of our incentive systems to sales growth; and sales efforts delivered by a focused business development team. We believe second quarter revenue increased also in part because consultants typically use fewer vacation hours during the second quarter compared to the first quarter, which includes the traditional summer vacation period. Hours worked during the second quarter increased 6.1% from the first quarter while average bill rates remained the same between the two quarters. The Company’s sequential revenue increased in North America (5.2%), Europe (12.0%) and Asia Pacific (0.9%). On a constant currency basis, using the comparable first quarter fiscal 2019 conversion rates, sequential revenue improved in North America (5.2%), Europe (13.1%) and Asia Pacific (3.2%).

Direct cost of services as a percentage of revenue was 61.1% and 61.8% in the second and first quarters of fiscal 2019, respectively; the improved direct cost of services percentage in the second quarter is primarily the result of the decrease in the amount of Company payroll tax expense experienced toward the end of the calendar year.

S, G & A as a percent of revenue was 29.1% for the second quarter of fiscal 2019 compared to 31.6% for the first quarter of fiscal 2019. Spend in the second quarter decreased $1.4 million to $55.0 million from $56.4 million in the previous quarter. The primary reasons for the change were lower benefit costs of $1.7 million, primarily related to payroll tax obligations that reduce as the calendar year nears its end; lower transformation expenses of $0.8 million; and lower spend in various other categories of $0.9 million partially offset by severance expenses of $0.9 million and increased commission and bonus expenses tied to the revenue growth of the business of $1.1 million.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.0 million in the second quarter of fiscal 2019 as a result of amortization related to identifiable intangible assets acquired in the December 2017 acquisition of Accretive and September 2017 acquisition of taskforce. Those assets identified based upon the allocation of purchase price of Accretive include: $12.7 million for customer relationships (amortized over eight years) and $2.5 million for tradenames (amortized over three years); and for taskforce, $1.9 million for customer relationships (amortized over 3 years), $2.0 million for tradenames (amortized over 10 years), $0.8 million for the database of potential consultants (amortized over 3 years) and $1.0 million for non-competition agreements (amortized over 3 years). Amortization expense in the second quarter of fiscal 2018 was $0.3 million, reflecting the acquisition of identifiable intangible assets of taskforce during that quarter.

Depreciation expense was $1.2 million and $0.9 million in the second quarter of fiscal 2019 and 2018, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the purchase of Accretive.

Interest Expense. Interest expense for the second quarter of fiscal 2019 was approximately $0.6 million compared to $0.4 million in the same period of fiscal 2018. The increase in the 2019 second quarter expense is the result of interest on incremental borrowings of $15.0 million to finance a portion of the acquisition of Accretive and generally higher interest rates. As of November 24, 2018, the interest rates on the Company’s borrowings were 4.0% on a tranche of $19.0 million (6-month LIBOR plus 1.50%), 4.1% on a tranche of $24.0 million (6-month LIBOR plus 1.50%) and 4.3% on a tranche of $15.0 million (6-month LIBOR plus 1.50%).

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

The Tax Reform Act also includes the Global Intangible Low-Tax Income (“GILTI”) provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax, a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income provision, a tax incentive to earn income abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge when the tax arises or as a part of deferred taxes. Due to the complexity of the GILTI provisions, the Company is still evaluating the impacts on future periods and has not yet elected an accounting policy regarding GILTI. The Company has recognized provisional tax impacts associated with GILTI as a current expense for the three months ended November 24, 2018.

The Company’s provision for income taxes was $5.1 million (effective tax rate of approximately 33%) and $2.1 million (effective tax rate of approximately 21%) for the three months ended November 24, 2018 and November 25, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three months ended November 24, 2018 and November 25, 2017 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the three months ended November 24, 2018 compared to the prior year quarter because of improved global income. Also in the prior year quarter, the Company reversed $2.4 million of valuation allowances that offset deferred tax assets of certain foreign entities; there was no reversal in the current year quarter. Although the current quarter effective rate is positively impacted by the reduced US tax rate, the effective rate increased from the three months ended November 26, 2017 primarily due to the favorable impact of the valuation allowance reversal benefit in the prior year quarter.

The Company recognized tax benefit of approximately $0.1 million and $0.2 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2019 and 2018, respectively.

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

Six Months Ended November 24, 2018 Compared to Six Months Ended November 25, 2017

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $69.5 million, or 23.3%, to $367.4 million for the six months ended November 24, 2018 from $297.9 million for the six months ended November 25, 2017. On a constant currency basis, revenue increased 23.8%. Revenue in the first half of fiscal 2019 includes revenue in North America attributable to historic clients of Accretive but it is not possible to isolate this revenue due to the completion of the integration of Accretive operations into RGP at the beginning of the first quarter of fiscal 2019. Accretive was acquired in the third quarter of fiscal 2018. Bill rates improved 1.6% and hours worked increased 21.5% between the two periods; a significant portion of the increase in hours is due to the Accretive and taskforce acquisitions.

We believe the improvement in revenue for the current period compared to the prior year period is in part the product of the operational changes made throughout fiscal 2018, including the usage of Salesforce as a tool to measure individual productivity directly and structuring reporting lines with a function and client focus. In addition, we believe a portion of the revenue growth is attributable to client service and technical teams spending more time interacting with clients and prospects, improved alignment of our incentive systems to sales growth and increased sales efforts delivered by a focused business development team. Also in the current six month period , the Company’s financial service industry revenue exceeded the prior year comparable period’s revenue, reversing a downward trend noted in previous periods.

As presented in the table below, revenue increased in the first six months of fiscal 2019 compared to the same period of fiscal 2018 in North America, Europe and Asia Pacific (dollars in thousands):

	Revenue for the Six Months Ended			% of Total
	November 24, 2018	November 25, 2017	% Change	November 24, 2018	November 25, 2017
North America	$299,994	$238,395	25.8%	81.7%	80.0%
Europe	43,847	38,110	15.1%	11.9	12.8
Asia Pacific	23,516	21,419	9.8%	6.4	7.2

Total	$367,357	$297,924	23.3%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be higher. Using the conversion rates of the comparable fiscal 2018 period, international revenues would have been higher than reported under GAAP by approximately $1.5 million in the first half of fiscal 2019. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America, Europe and Asia Pacific by 26.1%, 16.8% and 11.5%, respectively.

Direct Cost of Services. Direct cost of services increased $41.0 million, or 22.2%, to $225.8 million for the six months ended November 24, 2018 from $184.8 million for the six months ended November 25, 2017. On a constant currency basis, direct cost of services increased 23.8%. The primary reason for the change is an increase in hours worked of 21.5% between the two quarters (partially attributable to the Accretive and taskforce acquisitions), and an increase in the average consultant pay rate per hour of 1.6%.

Direct cost of services as a percentage of revenue was 61.5% and 62.0% for the six months ended November 24, 2018 and November 25, 2017, respectively. The direct cost of services as a percentage of revenue improved slightly in the current quarter primarily because an increase in the bill/pay ratio was offset by a reduction in claims in the Company’s self-insured medical program as compared to the prior year.

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.3% and 31.9% for the six months ended November 24, 2018 and November 25, 2017, respectively. S, G & A increased to $111.3 million for the first half of fiscal 2019 from $94.9 million for the same period in the prior year for the following primary reasons: we added S, G & A tied to the operations of the Accretive acquisition (now integrated with the operations of RGP) and the taskforce acquisition (which operates as a separate brand). More specifically, the year over year increase is primarily attributable to: 1) $10.5 million of additional payroll and benefit costs from taskforce personnel, legacy Accretive personnel and new headcount to support the growth of critical markets; 2) $5.6 million related to increased commission and bonus expenses tied to the revenue growth of the business; 3) $1.6 million of marketing costs associated with driving revenue growth; and 4) increases of $1.8 million in rent, bad debt and other categories; these costs were offset by lower severance and acquisition, transformation and integration costs of $3.1 million incurred in the prior year quarter.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.9 million in the first half of fiscal 2019 as a result of amortization related to identifiable intangible assets acquired in the December 2017 acquisition of Accretive and September 2017 acquisition of taskforce. Amortization expense in the equivalent prior year period was $0.3 million reflecting the acquisition of identifiable intangible assets of taskforce during that period.

Depreciation expense was $2.3 million and $1.9 million in the first half of fiscal 2019 and 2018, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the purchase of Accretive.

Interest Expense. Interest expense for the first half of fiscal 2019 was approximately $1.2 million compared to $0.7 million in the same period of fiscal 2018. The increase in the 2019 period is the result of interest on incremental borrowings of $15.0 million to finance a portion of the acquisition of Accretive and generally higher interest rates.

Income Taxes. The Company’s provision for income taxes was $8.6 million (effective tax rate of approximately 35%) and $5.1 million (effective tax rate of approximately 33%) for the six months ended November 24, 2018 and November 25, 2017, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes for the six months ended November 24, 2018 and November 25, 2017 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the six months ended November 24, 2018 compared to the prior year period because of improved global income. Also in the prior year period, the Company reversed $2.4 million of valuation allowances that offset deferred tax assets of certain foreign entities; there was no reversal in the current year comparable period. Although the current period effective rate is positively impacted by the reduced US tax rate, the effective rate increased from the six months ended November 25, 2017 primarily due to the valuation allowance reversal benefit.

The Company recognized tax benefit of approximately $0.1 million $0.6 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first half of fiscal 2019 and 2018, respectively.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and ability to access our $120 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 26, 2018. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. As of November 24, 2018, the Company had $40.8 million of cash and cash equivalents including $16.8 million held in international operations.

In October 2016, we entered into a $120 million Facility with Bank of America. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021. Additional information regarding the Facility is included in Note 6 – Long Term Debt in the Company’s Notes to the Consolidated Financial Statements for the three and six months ended November 24, 2018.

As of November 24, 2018, the Company had borrowings of approximately $58.0 million under the Facility and directed Bank of America to issue approximately $1.3 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of November 24, 2018 the Company was in compliance with the financial covenants in the Facility.

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

Operating Activities

Operating activities for the six months ended November 24, 2018 provided cash of $1.7 million compared to $1.6 million for the six months ended November 25, 2017. Cash used in operations in the first six months of fiscal 2019 resulted from net income of $16.3 million and non-cash items of $12.3 million. These amounts were offset by net unfavorable changes in operating assets and liabilities of $27.0 million due primarily to the increase in the balance of accounts receivable as of the end of the second quarter of fiscal 2019 reflecting increasing revenue during the first half of the fiscal year. In the first six months of fiscal 2018, cash provided by operations resulted from net income of $10.3 million and non-cash items of $4.7 million, partially offset by net unfavorable changes in operating assets and liabilities of $13.3 million. The primary driver of the change in cash provided by operations between the two periods was the increase in accounts receivable and amortization expense during fiscal 2019, offset by increased net income and to a lesser extent favorable changes in deferred income taxes. Non-cash items in both fiscal 2019 and fiscal 2018 include depreciation, amortization and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash used in investing activities was $3.4 million for the first six months of fiscal 2019, compared to $4.2 million in the comparable prior year period. Fiscal 2018 included cash used to acquire taskforce of approximately $3.4 million, net of cash acquired; the Company did not acquire an entity in the first six months of fiscal 2019. In the current year, expenditures for property and equipment increased $2.6 million as the Company relocated or refurbished certain offices.

Financing Activities

Net cash used in financing activities totaled $13.3 million for the six months ended November 24, 2018 compared to $2.9 million for the six months ended November 25, 2017. Net cash used in financing activities for the six months ended November 24, 2018 included dividends paid on the Company’s common stock of $7.9 million, approximately $1.1 million higher than in the comparable period of the prior year. The change in dividend paid in the current period was caused by an increase in the Company’s dividend accrual rate of $0.01 per common share compared to the prior year and a higher number of outstanding common shares after the taskforce and Accretive acquisitions. The Company’s board of directors declared a quarterly cash dividend of $0.13 per common share on October 16, 2018. The dividend of approximately $4.1 million, paid on December 12, 2018, is accrued in the Company’s Consolidated Balance Sheet as of November 24, 2018.

The Company used $13.0 million to purchase approximately 807,000 shares of common stock on the open market during the first six months of fiscal 2019 at a price averaging $16.12 per common share. The Company did not purchase any shares of common stock on the open market in the prior year period. Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $8.7 million higher in fiscal 2019 as compared to the comparable period of fiscal 2018. The Company also reduced its obligation on the Facility by $5.0 million during the first half of fiscal 2019; there was no payment on the Facility during the comparable prior year period.

As described in Note 3 to the financial statements – Acquisitions, - the purchase agreement for taskforce requires earn-out payments to be made. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers (in Euros) Adjusted EBITDA times 6.1 times 15% (Adjusted EBITDA as defined in the purchase agreement) for calendar years 2018 and 2019. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contractual obligation to the contingent consideration as of November 24, 2018 is €3.9 million (approximately $4.4 million using the exchange rate at the end of the quarter).

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

As of November 24, 2018, we had approximately $40.8 million of cash and cash equivalents and $58.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrowing as of November 24, 2018 of $58.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended November 24, 2018, approximately 21% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 59% of our balances of cash and cash equivalents as of November 24, 2018 were denominated in U.S. dollars. The remaining amount of approximately 41% was comprised primarily of cash balances translated from Euros, Mexican Pesos, British Pound Sterling and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 24, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 24, 2018. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 24, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A.	RISK FACTORS.

Other than with respect to the risk factor titled “Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption,” there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2018, which was filed with the Securities and Exchange Commission on July 23, 2018. For convenience, our updated risk factors are included below in this Item 1A. The order in which the risks appear is not intended as an indication of their relative weight or importance.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Beginning late in fiscal 2017, we embarked on several new strategic initiatives, including the implementation of a new operating model to drive growth. While the roll-out of that operating model is complete in the United States, the adoption internationally is ongoing. Our ability to execute on those strategies or the disruptions related to implementation of the new operating model may impact or limit our ability to grow our business. There can be no assurance we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

Our international activities require us to confront and manage a number of risks and expenses we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences

•	less flexible or future changes in labor laws and regulations in the U.S. and in foreign countries

•	expenses associated with customizing our professional services for clients in foreign countries

•	foreign currency exchange rate fluctuations when we sell our professional services in denominations other than United States’ dollars

•	protectionist laws and business practices that favor local companies

•	political and economic instability in some international markets

•	multiple, conflicting and changing government laws and regulations

•	trade barriers

•	reduced protection for intellectual property rights in some countries

•	potentially adverse tax consequences

•	the potential impact of Brexit on the economies of European countries, particularly the United Kingdom

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

We have historically used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. About 35% of our options outstanding as of the end of the second quarter of fiscal 2019 are priced at more than the current per share market value of our stock, limiting the grants from those years as a significant incentive to retain employees.

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. We review and update our systems and have implemented processes and procedures to protect against security breaches and unauthorized access to our data. Despite our implementation of security controls, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in the past we have experienced cyber security incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations; however, there is no assurance that such impacts will not be material in the future. It is also possible our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or client information others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. In addition, the European Union has adopted a comprehensive General Data Protection Regulation (the “GDPR”) which became fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR has resulted and may continue to result in additional costs to our business and has required and may further require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. It is possible that future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have an adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability.

We may be unable to adequately protect our intellectual property rights, including our brand name. If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be adversely affected.

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand name is important to our business. We have applied for registration in the United States and some foreign jurisdictions with respect to certain service marks. We own United States trademark registrations for our RGP service mark and puzzle piece logo, Reg. No. 4,649.837; our RGP service mark, puzzle piece and tag line, Reg. No. 4,649.838; our RGP Healthcare service mark and puzzle piece logo, Reg. No. 4,649.839; our RGP Legal service mark and puzzle piece logo, Reg. No. 4,649.840; and our RGP Search service mark and puzzle piece logo, Reg. No. 4,649.841. In addition, following the acquisition of the Countsy business, we are now owners of the COUNTSY word and design mark registrations in the United States as well (Reg. Nos. 5,487,577, 5,487,743 and 5,493,357).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock during the three months ended November 24, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program
August 26, 2018 — September 22, 2018	—	$—	—	$112,525,688
September 23, 2018 — October 20, 2018	—	$—	—	$112,525,688
October 21, 2018 — November 24, 2018	338,536	$16.36	338,536	$106,985,857

Total August 26, 2018 — November 24, 2018	338,536	$16.36	338,536	$106,985,857

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

RESOURCES CONNECTION, INC.

Date: January 3, 2019	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: January 3, 2019	/s/ Herbert M. Mueller
Herbert M. Mueller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)