Form 10-Q
period 2019-02-23
RESOURCES CONNECTION INC
filed 2019-04-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2019

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

As of March 26, 2019, there were approximately 32,020,503 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 23, 2019	May 26, 2018
ASSETS
Current assets:
Cash and cash equivalents	$47,967	$56,470
Trade accounts receivable, net of allowance for doubtful accounts of $2,133 and $1,640 as of February 23, 2019 and May 26, 2018, respectively	138,545	130,452
Prepaid expenses and other current assets	8,059	7,230
Income taxes receivable	3,462	729

Total current assets	198,033	194,881
Goodwill	191,149	191,950
Intangible assets, net	15,570	18,531
Property and equipment, net	25,748	22,413
Deferred income taxes	1,413	2,850
Other assets	3,218	2,049

Total assets	$435,131	$432,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,404	$23,280
Accrued salaries and related obligations	46,580	58,418
Other liabilities	12,340	12,826

Total current liabilities	81,324	94,524
Long-term debt	58,000	63,000
Deferred income taxes	4,301	—
Other long-term liabilities	8,206	6,325

Total liabilities	151,831	163,849

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 63,002 and 61,252 shares issued, and 32,020 and 31,614 shares outstanding as of February 23, 2019 and May 26, 2018, respectively	630	613
Additional paid-in capital	458,003	429,578
Accumulated other comprehensive loss	(11,836)	(10,385)
Retained earnings	344,966	335,741
Treasury stock at cost, 30,982 and 29,638 shares as of February 23, 2019 and May 26, 2018, respectively	(508,463)	(486,722)

Total stockholders’ equity	283,300	268,825

Total liabilities and stockholders’ equity	$435,131	$432,674

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Revenue	$179,498	$172,414	$546,855	$470,338
Direct cost of services, primarily payroll and related taxes for professional services employees	111,587	109,904	337,372	294,711

Gross margin	67,911	62,510	209,483	175,627
Selling, general and administrative expenses	55,587	55,268	166,912	150,181
Amortization of intangible assets	948	1,004	2,855	1,326
Depreciation expense	1,163	1,089	3,429	2,976

Income from operations	10,213	5,149	36,287	21,144
Interest expense	655	542	1,902	1,276
Interest income	(60)	(34)	(173)	(94)

Income before provision for income taxes	9,618	4,641	34,558	19,962
Provision for income taxes	3,822	46	12,457	5,117

Net income	$5,796	$4,595	$22,101	$14,845

Net income per common share:
Basic	$0.18	$0.15	$0.70	$0.49

Diluted	$0.18	$0.14	$0.68	$0.48

Weighted average common shares outstanding:
Basic	31,890	31,440	31,784	30,473

Diluted	32,370	32,066	32,428	30,901

Cash dividends declared per common share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
COMPREHENSIVE INCOME:
Net income	$5,796	$4,595	$22,101	$14,845
Foreign currency translation adjustment, net of tax	577	2,263	(1,451)	4,368

Total comprehensive income	$6,373	$6,858	$20,650	$19,213

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825
Exercise of stock options	1,392	14	19,125					19,139
Stock-based compensation expense			4,804					4,804
Issuance of common stock under Employee Stock Purchase Plan	358	3	4,496					4,499
Issuance of restricted stock out of treasury stock to board of director members				(21)	510		(510)	—
Purchase of shares				1,365	(22,251)			(22,251)
Cash dividends declared ($0.39 per share)							(12,366)	(12,366)
Currency translation adjustment						(1,451)		(1,451)
Net income for the nine months ended
February 23, 2019							22,101	22,101

Balances as of February 23, 2019	63,002	$630	$458,003	30,982	$(508,463)	$(11,836)	$344,966	$283,300

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 23, 2019	February 24, 2018
Cash flows from operating activities:
Net income	$22,101	$14,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,284	4,302
Stock-based compensation expense	4,961	4,499
Contingent consideration adjustment	(374)	—
Loss on disposal of assets	346	12
Bad debt expense	477	709
Deferred income taxes	5,699	(156)
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	(9,416)	(13,040)
Prepaid expenses and other current assets	(848)	(1,209)
Income taxes	(4,988)	(2,094)
Other assets	(1,186)	(23)
Accounts payable and accrued expenses	(407)	1,523
Accrued salaries and related obligations	(11,608)	(11,488)
Other liabilities	2,455	(134)

Net cash provided by (used in) operating activities	13,496	(2,254)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	4
Acquisition of Accretive	(3)	(20,047)
Acquisition of taskforce, net of cash acquired	—	(3,423)
Purchase of property and equipment	(5,936)	(1,620)

Net cash used in investing activities	(5,939)	(25,086)

Cash flows from financing activities:
Proceeds from exercise of stock options	19,139	4,907
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,499	3,951
Purchase of common stock	(22,251)	(5,116)
(Repayment on) proceeds from Revolving Credit Facility	(5,000)	15,000
Cash dividends paid	(12,011)	(10,509)

Net cash (used in) provided by financing activities	(15,624)	8,233

Effect of exchange rate changes on cash	(436)	(5)

Net decrease in cash	(8,503)	(19,112)
Cash and cash equivalents at beginning of period	56,470	62,329

Cash and cash equivalents at end of period	$47,967	$43,217

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 23, 2019 and February 24, 2018

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The third quarters of fiscal 2019 and 2018 each consisted of 13 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 23, 2019 and February 24, 2018 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2018 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended May 26, 2018, which are included in the Company’s Annual Report on Form 10-K which was filed with the SEC on July 23, 2018 (File No. 0-32113).

Revenue Recognition

Effective May 27, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on revenue recognition; therefore, the Company did not have an opening retained earnings adjustment for the nine months ended February 23, 2019.

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

The Company recognizes revenues on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because the Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; and c) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $2.7 million and $2.9 million for the three months ended February 23, 2019 and February 24, 2018, respectively, and $9.2 million and $8.4 million for the nine months ended February 23, 2019 and February 24, 2018, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. We invoice the majority of our clients on a weekly basis or, in certain circumstances, on a monthly basis, in accordance with our typical arrangement of payment due within 30 days. To a much lesser extent, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.6% and 0.4% of revenue for the three months ended February 23, 2019 and February 24, 2018, respectively, and 0.5% and 0.4% of revenue for the nine months ended February 23, 2019 and February 24, 2018, respectively. Permanent placement fees were 0.5% of revenue for each of the three months ended February 23, 2019 and February 24, 2018, respectively, and 0.6% and 0.3% of revenue for the nine months ended February 23, 2019 and February 24, 2018, respectively.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net income	$5,796	$4,595	$22,101	$14,845

Basic:
Weighted average shares	31,890	31,440	31,784	30,473

Diluted:
Weighted average shares	31,890	31,440	31,784	30,473
Potentially dilutive shares	480	626	644	428

Total dilutive shares	32,370	32,066	32,428	30,901

Net income per common share:
Basic	$0.18	$0.15	$0.70	$0.49
Dilutive	$0.18	$0.14	$0.68	$0.48
Anti-dilutive shares not included above	3,716	4,166	3,313	4,872

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

In addition, the purchase agreement for taskforce requires additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The payment for calendar year 2017 of €2.1 million (approximately $2.6 million) was made March 28, 2018. The payment for calendar year 2018 of €1.6 million (approximately $1.9 million) was made on March 27, 2019; the payment represented an increase of €0.1 million (approximately $0.2 million) from the estimate provided in the second quarter of fiscal 2019. The Company estimated the fair value of the obligation to pay the remaining contingent consideration for calendar year 2019 based on a number of different projections of the estimated Adjusted EBITDA for the year. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The current estimated fair value of the contractual obligation to pay the contingent consideration for calendar year 2019 totals €2.1 million (approximately $2.4 million based on the exchange rate on the last day of the third quarter of fiscal 2019) as of February 23, 2019. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. During the three and nine months ended February 23, 2019, the Company decreased the estimated contingent consideration by €302,000 ($343,000) and €332,000 ($376,000), respectively, and also recognized accretion expense on the discounted liability. These amounts are included in S, G & A for the respective periods. Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition.

The second acquisition occurred December 4, 2017 (the third quarter of fiscal 2018) when the Company acquired substantially all of the assets and assumed certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supported startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due after settlement of working capital adjustments. In addition, additional amounts may be paid to the sellers at the end of a certain period of time if there are no claims or may be used to satisfy any preacquisition claims in favor of the buyers. As of the end of the third quarter of fiscal 2019, the amounts due based on initial estimates of the resolution of these items are $0.1 million in cash and 108,000 in additional shares of common stock and are accrued as a liability on the balance sheet as of February 23, 2019. The Company completed its integration of the operations of Accretive into its business model as of the first day of fiscal 2019 and thus the Company is unable to estimate the impact of additional revenue attributable to the Accretive acquisition during fiscal 2019.

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization (amounts in thousands):

	As of February 23, 2019			As of May 26, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer contracts and relationships (3-8 years)	$14,515	$(2,899)	$11,616	$14,565	$(1,263)	$13,302
Tradenames (3-10 years)	4,429	(1,316)	3,113	4,481	(560)	3,921
Consultant list (3 years)	792	(400)	392	815	(205)	610
Non-compete agreements (3 years)	906	(457)	449	932	(234)	698

Total	$20,642	$(5,072)	$15,570	$20,793	$(2,262)	$18,531

The Company recorded amortization expense of $0.9 million and $1.0 million for the three months ended February 23, 2019 and February 24, 2018, respectively, and $2.9 million and $1.3 million for the nine months ended February 23, 2019 and February 24, 2018, respectively. The 2019 fiscal year period includes a full year of amortization of intangible assets acquired from the Accretive and taskforce transactions while the prior year included amortization expense from the dates of acquisition. Future estimated intangible asset amortization expense (based on existing intangible assets) is $3.8 million, $3.8 million, $2.5 million, $1.8 million and $1.8 million for the years ending May 25, 2019, May 30, 2020, May 29, 2021, May 28, 2022 and May 27, 2023, respectively. The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	February 23, 2019	February 24, 2018
Goodwill, beginning of year	$191,950	$171,088
Acquisitions-taskforce (see Note 3)	—	8,762
Acquisitions-Accretive (see Note 3)	3	11,536
Impact of foreign currency exchange rate changes	(804)	2,195

Goodwill, end of period	$191,149	$193,581

5. Income Taxes

On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows the Company to record provisional amounts related to the impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend more than one year from date of enactment. During fiscal 2018, the Company recorded a provisional income tax benefit of approximately $0.8 million upon re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized. During the third quarter of fiscal 2019, the Company completed its accounting for the impact of the Tax Reform Act and determined that no adjustments were required to the income tax benefit of $0.8 million recorded in fiscal 2018 to reflect the tax impact of re-measuring its U.S. net deferred tax liability.

The Tax Reform Act also includes the Global Intangible Low-Tax Income (“GILTI”) provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax, a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income provision, a tax incentive to earn income abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge when the tax arises or as a part of deferred taxes. The Company has determined to account for GILTI as a period cost and has recognized provisional tax impacts associated with GILTI as a current expense for the nine months ended February 23, 2019.

The Company’s provision for income taxes was $3.8 million (effective tax rate of approximately 40%) and $0.1 million (effective tax rate of approximately 1.0%) for the three months ended February 23, 2019 and February 24, 2018, respectively, and $12.5 million (effective tax rate of approximately 36%) and $5.1 million (effective tax rate of approximately 26%) for the nine months ended February 23, 2019 and February 24, 2018, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three and nine months ended February 23, 2019 and February 24, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the three months ended February 23, 2019 compared to the prior year quarter because of improved global income. Also in the prior year quarter, the Tax Reform Act was enacted and the Company reversed $2.2 million as a result of the reduction in the U.S. statutory rate applied to its year-to-date U.S. earnings and cumulative net deferred tax liability. Although the effective rate for the three months ended February 23, 2019 is positively impacted by the reduced U.S. tax rate, the effective rate increased as the prior year quarter benefited from the aforementioned initial impact of the reduction upon enactment.

The Company recognized a tax expense of approximately $0.2 million and a tax benefit of $0.2 million during the third quarter of fiscal 2019 and 2018, respectively, and a tax expense of approximately $0.2 million and a tax benefit of $0.8 million, during the first nine months of fiscal 2019 and 2018, respectively, related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP.

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

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of February 23, 2019.

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

The Company’s borrowings on the Facility were $58.0 million as of February 23, 2019, all of which were under the Revolving Loan. In addition, the Company has $1.3 million of outstanding letters of credit issued under the Revolving Loan. The Company has $30.7 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of February 23, 2019. As of February 23, 2019, the interest rate on the Company’s borrowings was 4.0% on a tranche of $19.0 million (1-month LIBOR plus 1.50%), 4.1% on a tranche of $24.0 million (6-month LIBOR plus 1.50%) and 4.3% on a tranche of $15.0 million (6-month LIBOR plus 1.50%).

Subsequent to quarter end, on February 28, 2019, the Company made a $10.0 million principal payment on the Facility.

7. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended February 23, 2019, the Company purchased 558,755 shares of its common stock on the open market at an average price of $16.55 per share, for approximately $9.2 million, and during the nine months ended February 23, 2019, the Company purchased 1,365,203 shares of its common stock on the open market at an average price of $16.30 per share, for approximately $22.3 million. As of February 23, 2019, approximately $97.7 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

8. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	For the Nine Months Ended
	February 23, 2019	February 24, 2018
Income taxes paid	$11,640	$9,189

Interest paid	$1,878	$1,202

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$1,211	$—
Acquisition of taskforce:
Issuance of common stock	$—	$2,602
Liability for contingent consideration	$4,202	$6,952
Acquisition of Accretive:
Issuance of common stock	$—	$11,754
Dividends declared, not paid	$4,147	$3,780

9. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (together the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, RSUs and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of February 23, 2019, 1,506,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

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

The following table summarizes the stock option activity for the nine months ended February 23, 2019 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 26, 2018	6,869	$15.10	5.50	$12,310
Granted, at fair market value	1,290	18.96
Exercised	(1,392)	13.74
Forfeited	(193)	15.65
Expired	(404)	18.89

Outstanding at February 23, 2019	6,170	$15.95	6.29	$12,956

Exercisable at February 23, 2019	3,644	$15.10	4.54	$10,205

Vested and expected to vest at February 23, 2019	5,858	$15.83	6.13	$12,794

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2019 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 23, 2019. This amount will change based on changes in the fair market value of the Company’s common stock. The total pre-tax intrinsic value related to stock options exercised during the three months ended February 23, 2019 and February 24, 2018 was $1.9 million and $0.9 million, respectively, and during the nine months ended February 23, 2019 and February 24, 2018 was $5.0 million and $1.3 million, respectively.

Stock-Based Compensation Expense

As of February 23, 2019, there was $9.3 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 36 months. Stock-based compensation expense included in selling, general and administrative expenses was $1.9 million and $1.4 million for the three months ended February 23, 2019 and February 24, 2018, respectively, and $5.0 million and $4.5 million for the nine months ended February 23, 2019 and February 24, 2018, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP and restricted stock awards. In addition, commencing in the third quarter of fiscal 2018, stock-based compensation expense includes expense related to stock units credited under the Directors Deferred Compensation Plan. For the three and nine months ended February 23, 2019, this expense was $83,000 and $157,000, respectively, and $18,000 for both the three and nine months ended February 24, 2018. As of February 23, 2019, there were 77,789 stock units not vested, with approximately $1.2 million of remaining unrecognized compensation cost. There were no capitalized share-based compensation costs during the nine months ended February 23, 2019 or February 24, 2018.

The Company granted 21,537 shares of restricted stock during the three and nine months ended February 23, 2019 and granted 37,778 shares and 117,588 of restricted stock during the three and nine months ended February 24, 2018, respectively. Stock-based compensation expense for restricted stock awards was $0.4 million for both the three months ended February 23, 2019 and February 24, 2018, and $1.2 million and $1.0 million for the nine months ended February 23, 2019 and February 24, 2018, respectively. As of February 23, 2019, there were 158,926 unvested restricted shares, with approximately $2.2 million of remaining unrecognized compensation cost.

The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires October 16, 2024. A total of 5,900,000 shares of common stock may be issued under the ESPP. The Company issued 359,000 and 338,000 shares of common stock pursuant to the ESPP during the nine months ended February 23, 2019 and the year ended May 26, 2018, respectively. There were 221,000 shares of common stock available for issuance under the ESPP as of February 23, 2019.

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

	Revenue for the Three Months Ended		Revenue for the Nine Months Ended		Long-Lived Assets (1) as of
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018	February 23, 2019	May 26, 2018
United States	$142,409	$134,334	$432,539	$366,902	$200,057	$198,280
International	37,089	38,080	114,316	103,436	32,410	34,614

Total	$179,498	$172,414	$546,855	$470,338	$232,467	$232,894

(1)	Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

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

12. Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Current Fiscal Year

Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, a comprehensive new revenue recognition standard that supersedes current revenue recognition guidance and is intended to improve and converge revenue recognition and related financial reporting requirements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective the beginning of fiscal year 2019 (May 27, 2018), the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on revenue recognition; therefore, the Company did not have an opening retained earnings adjustment for the nine months ended February 23, 2019. See Note 2 — Summary of Significant Accounting Policies for additional information.

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

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which provides guidance on accounting for credit losses, including trade receivables. The guidance requires the application of a current expected credit loss model, which measure credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021). The guidance requires companies to apply the requirements using a modified retrospective approach. The Company is currently evaluating the potential impact of the adoption of this standard on the Consolidated Financial Statements and required disclosures.

Leases (Topic 842): Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. ASU 2016-02 will be effective for the Company beginning May 26, 2019. The Company will adopt this standard utilizing the optional transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date without retrospective application to comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard. The Company will also elect the practical expedient to keep leases with an initial term of 12 months or less off of the balance sheet. While the Company is still finalizing the impact this guidance will have on the Company’s Consolidated Financial Statements, based on its lease portfolio as of February 23, 2019, the Company currently expects the adoption of this guidance to result in an initial lease liability balance of up to $65 million, and an initial right of use asset balance of up to $60 million. The difference between these two amounts will be recorded as a decrease to the Company’s deferred lease incentive liability and restructuring charge liability on the Consolidated Balance Sheets.

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

Overview

RGP is a multinational business consulting firm that provides agile consulting services and talent to its global client base which is faced with disruption, business transformation and compliance issues. We also bring functional competencies in the areas of accounting; finance; governance, risk and compliance management; corporate advisory, strategic communications and restructuring; information management; human capital; supply chain management; and legal and regulatory. We assist our clients with projects requiring specialized expertise or capacity in areas such as:

•

Finance and accounting including process transformation and optimization; financial reporting and analysis; technical and operational accounting; merger and acquisition due diligence and integration; audit readiness, preparation and response; implementation of the requirements of new accounting standards, such as revenue recognition and lease accounting; and remediation support.

•

Information management including program and project management; business and technology integration; data strategy including governance, security and privacy (such as the European General Data Protection Regulation); and business performance management (such as core planning and consolidation systems).

•	Corporate advisory, strategic communications, crisis communications and restructuring.

•

Governance, risk and compliance management including governance; assessments; auditing and automation of programs managing regulatory compliance such as ensuring compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes”); enterprise risk management; internal audits; operational risk management; and data security and privacy services.

•

Supply chain management including strategy development; procurement and supplier management; logistics and materials management; supply chain planning and forecasting; and Unique Device Identification compliance.

•

Human capital including change management; organization development and effectiveness; employment engagement; compensation and incentive plan strategies and design and optimization of human resources technology and operations.

•	Legal and regulatory supporting commercial transactions; global compliance initiatives; law department operations; and law department business strategy and analytics.

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

We operated solely in the United States (“U.S.”) until fiscal year 2000, when we opened our first three international offices and began to expand geographically to meet the demand for project consulting services across the world. As of February 23, 2019, we served clients from offices in 21 countries, including 26 international offices and 47 offices in the U.S. Our world-wide footprint allows the Company to support the global initiatives of our multinational client base.

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

The second initiative redesigned the Company’s business model to enhance its client offerings, with a focus on building its integrated solutions capabilities and delivering multi-disciplinary offerings to its clients in three areas of focus –Transaction Services, Technical Accounting Services, and Data & Analytics. During fiscal 2018, the Company implemented the new operating model for sales, talent and integrated solutions within RGP for all of North America; that is, reporting relationships are now largely defined by functional area rather than on an office location basis. While we believe this effort has already delivered improved revenue growth and improved customer experience into fiscal 2019, we are focused on continued improvement from this initiative. The Company completed the redesigned operating model in Europe and Asia Pacific during the third quarter of fiscal 2019.

The third initiative focuses on cost containment. Goals of this initiative include (i) improving leverage of selling, general and administrative expenses (“S, G & A”) as a percentage of revenue and (ii) realizing cost synergies in the core business and with the Accretive acquisition. S, G & A as a percentage of revenue decreased to 31.0% in the third quarter of fiscal 2019 as compared to 32.1% in the third quarter of fiscal 2018; RGP remains committed to managing its cost structure to achieve improved S, G & A performance as measured against revenue throughout fiscal 2019.

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

In addition, the purchase agreement for taskforce requires additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The payment for calendar year 2017 of €2.1 million (approximately $2.6 million) was made March 28, 2018. The payment for calendar year 2018 of €1.6 million (approximately $1.9 million) was made on March 27, 2019; the payment represented an increase of €0.1 million (approximately $0.2 million) from the estimate provided in the second quarter of fiscal 2019. The Company estimated the fair value of the obligation to pay the remaining contingent consideration for calendar year 2019 based on a number of different projections of the estimated Adjusted EBITDA for the year. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The current estimated fair value of the contractual obligation to pay the contingent consideration for calendar year 2019 totals €2.1 million (approximately $2.4 million based on the exchange rate on the last day of the third quarter of fiscal 2019) as of February 23, 2019. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the

Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. During the three and nine months ended February 23, 2019, the Company decreased the estimated contingent consideration by €302,000 ($343,000) and €332,000 ($376,000), respectively, and also recognized accretion expense on the discounted liability. These amounts are included in S, G & A for the respective periods. Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition.

The second acquisition occurred December 4, 2017 (the third quarter of fiscal 2018) when the Company acquired substantially all of the assets and assumed certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supported startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company stock will be due after settlement of working capital adjustments. In addition, additional amounts may be paid to the sellers at the end of a certain period of time if there are no claims or may be used to satisfy any preacquisition claims in favor of the buyers. As of the end of the third quarter of fiscal 2019, the amounts due based on initial estimates of the resolution of these items are estimated at $0.1 million in cash and 108,000 in additional shares of common stock and are accrued as a liability on the balance sheet as of February 23, 2019. The Company completed its integration of the operations of Accretive into its business model as of the first day of fiscal 2019 and thus the Company is unable to estimate the impact of additional revenue attributable to the Accretive acquisition during fiscal 2019.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following represents a summary of our critical accounting policies, defined as those policies we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments. The Company’s accounting policies were revised in connection with the adoption of ASC 606 (described further in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q). There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 26, 2018.

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

The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.13 per share in the first three quarters of fiscal 2019 and $0.12 per share in each quarter of fiscal 2018) is also incorporated in determining the estimated value per share of employee stock option grants. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.7 years for non-officers and 8.3 years for officers. The Company uses its historical volatility over the expected life of the stock option award to estimate the expected volatility of the price of its common stock. The Company reviews the underlying assumptions related to stock-based compensation at least annually.

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

	Three Months Ended		Nine Months Ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$179,498	$172,414	$546,855	$470,338
Direct cost of services	111,587	109,904	337,372	294,711

Gross margin	67,911	62,510	209,483	175,627
Selling, general and administrative expenses	55,587	55,268	166,912	150,181
Amortization of intangible assets	948	1,004	2,855	1,326
Depreciation expense	1,163	1,089	3,429	2,976

Income from operations	10,213	5,149	36,287	21,144
Interest expense	655	542	1,902	1,276
Interest income	(60)	(34)	(173)	(94)

Income before provision for income taxes	9,618	4,641	34,558	19,962
Provision for income taxes	3,822	46	12,457	5,117

Net income	$5,796	$4,595	$22,101	$14,845

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

	Three Months Ended		Nine Months Ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
	(Amounts in thousands)		(Amounts in thousands)
Net income	$5,796	$4,595	$22,101	$14,845
Adjustments:
Amortization of intangible assets	948	1,004	2,855	1,326
Depreciation expense	1,163	1,089	3,429	2,976
Interest expense	655	542	1,902	1,276
Interest income	(60)	(34)	(173)	(94)
Provision for income taxes	3,822	46	12,457	5,117

EBITDA	12,324	7,242	42,571	25,446
Stock-based compensation expense	1,948	1,437	4,961	4,499
Contingent consideration adjustment	(343)	—	(376)	—

Adjusted EBITDA	$13,929	$8,679	$47,156	$29,945

Revenue	$179,498	$172,414	$546,855	$470,338

Adjusted EBITDA Margin	7.8%	5.0%	8.6%	6.4%

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

Three Months Ended February 23, 2019 Compared to Three Months Ended February 24, 2018

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $7.1 million, or 4.1%, to $179.5 million for the three months ended February 23, 2019 from $172.4 million for the three months ended February 24, 2018. On a constant currency basis, revenue increased 5.3%. Accretive was acquired in the third quarter of fiscal 2018; revenue in the third quarter of fiscal 2018 includes twelve weeks of revenue in North America attributable to historic clients of Accretive.

We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe. Bill rates improved 0.8% (the same on a constant currency basis) and hours worked increased 3.5% between the two periods. We believe the improvement in revenue for the third quarter of fiscal 2019 as compared to the prior year quarter is in part the product of the operational changes and refinements made throughout fiscal 2018 and into fiscal 2019, including the use of Salesforce.com as a tool to measure individual productivity directly and structuring reporting lines by functional area. In addition, we believe a portion of the revenue growth is attributable to client service and technical teams spending more time interacting with clients and prospects, improved alignment of our incentive systems to sales growth and an increase in sales efforts delivered by a focused business development team.

As presented in the table below, revenue increased in the third quarter of fiscal 2019 compared to the same quarter of fiscal 2018 in North America and Asia Pacific while revenue decreased in Europe (dollars in thousands):

	Revenue for the Three Months Ended			% of Total
	February 23, 2019	February 24, 2018	% Change	February 23, 2019	February 24, 2018
North America	$146,817	$137,953	6.4%	81.8%	80.0%
Europe	20,911	23,149	(9.7)%	11.7	13.4
Asia Pacific	11,770	11,312	4.0%	6.5	6.6

Total	$179,498	$172,414	4.1%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2018 third quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $2.0 million in the third quarter of fiscal 2019. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America and Asia Pacific by 6.6% and 7.5%, respectively, and decreased in Europe by 3.5%.

The number of consultants on assignment as of February 23, 2019 was 3,059 compared to 3,143 consultants engaged as of February 24, 2018. We operated 73 (26 abroad) offices as of February 23, 2019 and 74 (26 abroad) as of February 24, 2018.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services increased $1.7 million, or 1.5%, to $111.6 million for the three months ended February 23, 2019 from $109.9 million for the three months ended February 24, 2018. On a constant currency basis, direct cost of services increased 2.7%. The increase in the amount of direct cost of services between periods was primarily attributable to an increase of 3.5% in the number of hours worked, partially offset by a decrease of 1.6% in the average pay rate per hour between the two quarters.

Direct cost of services as a percentage of revenue was 62.2% and 63.7% for the three months ended February 23, 2019 and February 24, 2018, respectively. The direct cost of services as a percentage of revenue improved in the third quarter of fiscal 2019 primarily because of improvement in the bill/pay ratio and a reduction in the Company’s payroll taxes and business expenses as compared to the prior year period.

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 31.0% and 32.1% for the quarters ended February 23, 2019 and February 24, 2018, respectively. S, G & A was $55.6 million for the third quarter of fiscal 2019 and $55.3 million for the comparable prior year period. The slight year over year increase is primarily attributable to: 1) $1.3 million of additional payroll and benefit costs from new headcount to support the growth of critical markets; and 2) $0.5 million related to increased commission and bonus expenses tied to the revenue growth of the business; these costs were partially offset by lower severance, consulting and acquisition costs of $1.5 million compared to the prior year.

Management and administrative headcount was 915 at the end of the third quarter of fiscal 2019 and 890 at the end of the third quarter of fiscal 2018.

Sequential Operations. On a sequential quarter basis, fiscal 2019 third quarter revenues decreased approximately 4.9% (4.8% constant currency), from $188.8 million to $179.5 million. Third quarter revenue declined primarily because of the Christmas, New Year’s and Chinese New Year’s holidays while the only significant holiday in the second quarter was Thanksgiving in the U.S. Hours worked during the third quarter decreased 4.9% from the second quarter while average bill rates remained the same between the two quarters. The Company’s sequential revenue decreased in North America by 4.6%, Europe by 9.7% and Asia Pacific by 0.4%. On a constant currency basis, using the comparable second quarter fiscal 2019 conversion rates, sequential revenue decreased in North America (4.5%), Europe (8.7%) and Asia Pacific (1.4%).

Direct cost of services as a percentage of revenue was 62.2% and 61.1% in the third and second quarters of fiscal 2019, respectively; the decrease in the direct cost of services percentage in the third quarter is primarily the result of the increase in the amount of Company payroll tax expense typically experienced with the beginning of the new calendar year.

S, G & A as a percent of revenue was 31.0% for the third quarter of fiscal 2019 compared to 29.1% for the second quarter of fiscal 2019. Spend in the third quarter increased $0.6 million to $55.6 million from $55.0 million in the previous quarter. The primary reasons for the change were: 1) $1.5 million of additional payroll and benefit costs from new headcount to support the growth of critical markets; and 2) $1.2 million of costs related to various categories, including rent, bad debt expense and loss on asset disposal. These costs were partially offset by 1) a $1.3 million decrease in commission and bonus expenses; and 2) lower severance costs of $0.8 million compared to the second quarter.

Amortization and Depreciation Expense. Amortization of intangible assets was $0.9 million and $1.0 million in the third quarter of fiscal 2019 and 2018, respectively. The amortization expense relates to identifiable intangible assets acquired in the December 2017 acquisition of Accretive and the September 2017 acquisition of taskforce.

Depreciation expense was $1.2 million and $1.1 million in the third quarter of fiscal 2019 and 2018, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the purchase of Accretive.

Interest Expense. Interest expense for the third quarter of fiscal 2019 was approximately $0.7 million compared to $0.5 million in the same period of fiscal 2018. The increase in the 2019 third quarter expense is the result of generally higher interest rates. As of February 23, 2019, the interest rates on the Company’s borrowings were 4.0% on a tranche of $19.0 million (1-month LIBOR plus 1.50%), 4.1% on a tranche of $24.0 million (6-month LIBOR plus 1.50%) and 4.3% on a tranche of $15.0 million (6-month LIBOR plus 1.50%).

Income Taxes. On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows the Company to record provisional amounts related to the impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend more than one year from date of enactment. During fiscal 2018, the Company recorded a provisional income tax benefit of approximately $0.8 million upon re-measurement of U.S. deferred tax assets and liabilities at the rate the balances are expected to be realized. During the third quarter of fiscal 2019 the Company completed its accounting for the impact of the Tax Reform Act and determined that no adjustments were required to the income tax benefit of $0.8 million recorded in fiscal 2018 to reflect the tax impact of re-measuring its U.S. net deferred tax liability.

The Tax Reform Act also includes the Global Intangible Low-Tax Income (“GILTI”) provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax, a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income provision, a tax incentive to earn income abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge when the tax arises or as a part of deferred taxes. The Company has determined to account for GILTI as a period cost and has recognized provisional tax impacts associated with GILTI as a current expense for the nine months ended February 23, 2019.

The Company’s provision for income taxes was $3.8 million (effective tax rate of approximately 40%) and $0.1 million (effective tax rate of approximately 1.0%) for the three months ended February 23, 2019 and February 24, 2018, respectively, and $12.5 million (effective tax rate of approximately 36%) and $5.1 million (effective tax rate of approximately 26%) for the nine months ended February 23, 2019 and February 24, 2018, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three and nine months ended February 23, 2019 and February 24, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the three months ended February 23, 2019 compared to the prior year quarter because of improved global income. Also, in the prior year quarter, the Tax Reform Act was enacted and the Company reversed $2.2 million as a result of the reduction in the U.S. statutory rate applied to its year-to-date U.S. earnings and cumulative net deferred tax liability. Although the effective rate for the three months ended February 23, 2019 is positively impacted by the reduced U.S. tax rate, the effective rate increased as the prior year quarter benefited from the aforementioned initial impact of the reduction upon enactment.

The Company recognized a tax expense of approximately $0.2 million and a tax benefit of $0.2 million during the third quarter of fiscal 2019 and 2018, respectively, and a tax expense of approximately $0.2 million and a tax benefit of approximately $0.8 million, during the first nine months of fiscal 2019 and 2018, respectively, related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying incentive stock options exercises.

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

Nine Months Ended February 23, 2019 Compared to Nine Months Ended February 24, 2018

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $76.5 million, or 16.3%, to $546.9 million for the nine months ended February 23, 2019 from $470.3 million for the nine months ended February 24, 2018. On a constant currency basis, revenue increased 17.0%. Revenue in the first nine months of fiscal 2019 includes revenue in North America attributable to historic clients of Accretive but it is not possible to isolate this revenue due to the completion of the integration of Accretive operations into RGP at the beginning of the first quarter of fiscal 2019. Accretive was acquired in the third quarter of fiscal 2018. Bill rates improved 1.4% and hours worked increased 14.9% between the two periods; a portion of the increase in hours is due to the Accretive and taskforce acquisitions.

We believe the improvement in revenue for the current period compared to the prior year period is in part the product of the operational changes made throughout fiscal 2018 and into fiscal 2019, including the use of Salesforce.com as a tool to measure individual productivity directly and structuring reporting lines with a function and client focus. In addition, we believe a portion of the revenue growth is attributable to client service and technical teams spending more time interacting with clients and prospects, improved alignment of our incentive systems to sales growth and an increase in sales efforts delivered by a focused business development team. Also, in the current nine-month period, the Company’s financial service industry revenue exceeded the prior year comparable period’s revenue, reversing a downward trend noted in previous periods.

As presented in the table below, revenue increased in the first nine months of fiscal 2019 compared to the same period of fiscal 2018 in North America, Europe and Asia Pacific (dollars in thousands):

	Revenue for the Nine Months Ended			% of Total
	February 23, 2019	February 24, 2018	% Change	February 23, 2019	February 24, 2018
North America	$446,811	$376,348	18.7%	81.7%	80.0%
Europe	64,758	61,259	5.7%	11.8	13.0
Asia Pacific	35,286	32,731	7.8%	6.5	7.0

Total	$546,855	$470,338	16.3%	100.0%	100.0%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be higher. Using the conversion rates of the comparable fiscal 2018 period, international revenues would have been higher than reported under GAAP by approximately $3.6 million in the first nine months of fiscal 2019. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased in North America, Europe and Asia Pacific by 18.9%, 9.1% and 10.1%, respectively.

Direct Cost of Services. Direct cost of services increased $42.7 million, or 14.5%, to $337.4 million for the nine months ended February 23, 2019 from $294.7 million for the nine months ended February 24, 2018. On a constant currency basis, direct cost of services increased 15.2%. The primary reason for the change is an increase in hours worked of 14.9% between the two periods (partially attributable to the Accretive and taskforce acquisitions), while the average consultant pay rates per hour remained consistent.

Direct cost of services as a percentage of revenue was 61.7% and 62.7% for the nine months ended February 23, 2019 and February 24, 2018, respectively. The direct cost of services as a percentage of revenue improved in the current period primarily because of improvement in the bill/pay ratio and a reduction in cost of the Company’s self-insured medical program as compared to the prior year.

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. S, G & A as a percentage of revenue was 30.5% and 31.9% for the nine months ended February 23, 2019 and February 24, 2018, respectively. S, G & A increased to $166.9 million for the first nine months of fiscal 2019 from $150.2 million for the same period in the prior year for the following primary reasons: we added S, G & A tied to the operations of the Accretive acquisition (now integrated with the operations of RGP) and the taskforce acquisition (which operates as a separate brand). More specifically, the year over year increase is primarily attributable to: 1) $11.8 million of additional payroll and benefit costs from taskforce personnel, legacy Accretive personnel and new headcount to support the growth of critical markets; 2) $6.1 million related to increased commission and bonus expenses tied to the revenue growth of the business; 3) $1.8 million of marketing costs associated with driving revenue growth; and 4) increases of $2.0 million in rent, bad debt and other categories. These costs were offset by lower severance, acquisition, and integration costs, and other cost reductions of $5.0 million incurred in the comparable period of the prior year.

Amortization and Depreciation Expense. Amortization of intangible assets was $2.9 million and $1.3 million in the first nine months of fiscal 2019 and 2018, respectively. The current fiscal year includes a full nine months of amortization of intangible assets acquired from the Accretive and taskforce transactions, while the prior year included amortization expense from the dates of acquisition.

Depreciation expense was $3.4 million and $3.0 million in the first nine months of fiscal 2019 and 2018, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the purchase of Accretive.

Interest Expense. Interest expense for the first nine months of fiscal 2019 was approximately $1.9 million compared to $1.3 million in the same period of fiscal 2018. The increase in the 2019 period is the result of interest on incremental borrowings of $15.0 million in fiscal 2018 to finance a portion of the acquisition of Accretive and generally higher interest rates.

Income Taxes. The Company’s provision for income taxes was $12.5 million (effective tax rate of approximately 36%) and $5.1 million (effective tax rate of approximately 26%) for the nine months ended February 23, 2019 and February 24, 2018, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes for the nine months ended February 23, 2019 and February 24, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the nine months ended February 23, 2019 compared to the prior year period because of improved global income. Also, in the prior year period, the Tax Reform Act was enacted, and the Company recognized a tax benefit of $2.2 million as a result of the reduction in the U.S. statutory rate applied to its year-to-date U.S. earnings and cumulative net deferred tax liability. The Company also reversed $2.4 million of valuation allowances that offset deferred tax assets of certain foreign entities in the prior year period whereas and there was no reversal in nine months ended February 23, 2019. Although the effective rate for the nine months ended February 23, 2019 is positively impacted by the reduced U.S. tax rate, the effective rate increased from the nine months ended February 24, 2018 primarily due to the valuation allowance reversal benefit and the initial impact of the U.S. rate reduction recognized in the prior year period.

The Company recognized tax expense of approximately $0.2 million and tax benefit of approximately $0.8 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first nine months of fiscal 2019 and 2018, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations and our $120 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 26, 2018. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. As of February 23, 2019, the Company had $48.0 million of cash and cash equivalents including $21.5 million held in international operations.

We entered into the Facility in October 2016, which is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021. Additional information regarding the Facility is included in Note 6 — Long Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of February 23, 2019, the Company had borrowings of approximately $58.0 million under the Facility and directed Bank of America to issue approximately $1.3 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of February 23, 2019, the Company was in compliance with the financial covenants in the Facility. Subsequent to quarter end, on February 28, 2019, the Company made a $10.0 million principal payment on the Facility.

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

Operating Activities

Operating activities for the nine months ended February 23, 2019 provided cash of $13.5 million compared to cash used in operating activities of $2.3 million for the nine months ended February 24, 2018. Cash provided by operations in the first nine months of fiscal 2019 resulted from net income of $22.1 million and non-cash items of $17.4 million. These amounts were offset by net unfavorable changes in operating assets and liabilities of $26.0 million due primarily to the increase in the balance of accounts receivable as of the end of the third quarter of fiscal 2019, reflecting increasing revenue during the first nine months of the fiscal year. In the first nine months of fiscal 2018, cash used in operations resulted from net income of $14.8 million and non-cash items of $9.4 million. These amounts were offset by net unfavorable changes in operating assets and liabilities of $26.5 million due primarily to the increase in the balance of accounts receivable as of the end of the third quarter of fiscal 2018 driven by the increase in revenue at the end of the quarter. Non-cash items in both fiscal 2019 and fiscal 2018 include depreciation, amortization, deferred income taxes, and stock-based compensation expense. These charges do not reflect an actual cash outflow from the Company.

Investing Activities

Net cash used in investing activities was $5.9 million for the first nine months of fiscal 2019, compared to $25.1 million in the comparable prior year period. Fiscal 2018 included cash used to acquire Accretive and taskforce of approximately $23.5 million, net of cash acquired; the Company did not acquire an entity in the first nine months of fiscal 2019. In the current year, expenditures for property and equipment were $5.9 million compared to $1.6 million in the prior year as the Company relocated or refurbished certain offices during the first nine months of fiscal 2019.

Financing Activities

Net cash used in financing activities totaled $15.6 million for the nine months ended February 23, 2019 compared to $8.2 million of cash provided for the nine months ended February 24, 2018. Net cash used in financing activities for the nine months ended February 23, 2019 included dividends paid on the Company’s common stock of $12.0 million, which were approximately $1.5 million higher than in the comparable period of the prior year. The change in dividend paid in the nine months ended February 23, 2019 was caused by an increase in the Company’s dividend accrual rate of $0.01 per common share compared to the prior year and a higher number of outstanding common shares after the taskforce and Accretive acquisitions. The Company’s board of directors declared a quarterly cash dividend of $0.13 per common share on January 17, 2019. The dividend of approximately $4.1 million, paid on March 13, 2019, is accrued in the Company’s Consolidated Balance Sheet as of February 23, 2019.

The Company used $22.3 million to purchase approximately 1,365,000 shares of common stock on the open market during the first nine months of fiscal 2019 at a price averaging $16.30 per common share. The Company used $5.1 million to purchase approximately 321,000 shares of common stock on the open market during the first nine months of fiscal 2018. Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $14.8 million higher in fiscal 2019 as compared to the comparable period of fiscal 2018 mainly due to exercises of in the money options as a result of the Company’s higher share price during the period. The Company also reduced its obligation on the Facility by $5.0 million during the first nine months of fiscal 2019. In fiscal 2018, the Company borrowed $15.0 million under the Facility as part of the Accretive acquisition.

As described in Note 3 — Acquisitions, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the purchase agreement for taskforce requires earn-out payments to be made. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company is obligated to pay the sellers (in Euros) Adjusted EBITDA times 6.1 times 15% (Adjusted EBITDA as defined in the purchase agreement) for calendar years 2018 and 2019. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for each of the calendar years. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The estimated fair value of the contingent consideration as of February 23, 2019 was €3.7 million (approximately $4.2 million using the exchange rate at the end of the quarter). €1.6 million (approximately $1.9 million) of the contingent consideration was paid subsequent to the end of the third quarter to settle the calendar year 2018 obligation.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 12 — Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of February 23, 2019, we had approximately $48.0 million of cash and cash equivalents and $58.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrowing as of February 23, 2019 of $58.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended February 23, 2019, approximately 20.7% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 55% of our balances of cash and cash equivalents as of February 23, 2019 were denominated in U.S. dollars. The remaining amount of approximately 45% was comprised primarily of cash balances translated from Euros, Mexican Pesos, British Pound Sterling and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 23, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 23, 2019. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 23, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, we are required to periodically, but at least annually, assess the recoverability of certain assets, including deferred tax assets and goodwill. Softening of the U.S. economy and international economies could adversely affect our evaluation of the recoverability of deferred tax assets, requiring us to record additional tax valuation allowances. Our assessment of impairment of goodwill is currently based upon comparing our market capitalization to our net book value. Therefore, a significant downturn in the future market value of our stock could potentially result in impairment reductions of goodwill and such an adjustment could materially affect the Company’s future financial results and financial condition.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Beginning late in fiscal 2017, we embarked on several new strategic initiatives, including the implementation of a new operating model to drive growth. While the roll-out of that operating model is complete in the U.S., the adoption internationally is ongoing. Our ability to execute on those strategies or the disruptions related to implementation of the new operating model may impact or limit our ability to grow our business. There can be no assurance we will be able to maintain or expand our market presence in our current locations or to successfully enter other markets or locations. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

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

Our international activities require us to confront and manage a number of risks and expenses we would not face if we conducted our operations solely in the U.S. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

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

We have historically used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. About 38% of our options outstanding as of the end of the third quarter of fiscal 2019 are priced at more than the current per share market value of our stock, limiting the grants from those years as a significant incentive to retain employees.

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

The Company currently pays a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the U.S., contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend, reduction of the quarterly dividend rate or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand name is important to our business. We have applied for registration in the U.S. and some foreign jurisdictions with respect to certain service marks. We own U.S. trademark registrations for our RGP service mark and puzzle piece logo, Reg. No. 4,649.837; our RGP service mark, puzzle piece and tag line, Reg. No. 4,649.838; our RGP Healthcare service mark and puzzle piece logo, Reg. No. 4,649.839; our RGP Legal service mark and puzzle piece logo, Reg. No. 4,649.840; our RGP Search service mark and puzzle piece logo, Reg. No. 4,649.841; the ACCRETIVE and ACCRETIVE SOLUTIONS trademarks (Reg. No. 2,747885 and 2,798,340) and our COUNTSY word and design mark registrations in the United States (Reg. Nos. 5,487,577, 5,487,743 and 5,493,357). We also obtained a U.S. registration for the Resources Global Professionals mark, Registration No. 3,298,841 September 25, 2007, and this trademark registration was renewed in 2018.

Our rights to the above service marks are currently protected in most of the foreign jurisdictions we are doing business in, with a couple of marks still pending in Canada (RGP and Design) and India (CONSULTING FROM THE INSIDE OUT). However, not all of our trademarks were able to successfully register in all of the desired countries. Accordingly, if another party adopts or uses a name, service mark or trademark similar to ours, they could make infringement claims against us or could thereby impede our ability to build brand identity if they have prior rights in those countries. We cannot assure you our business would not be adversely affected if such a claim was made or if we were required to change our name.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock during the three months ended February 23, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under Announced Program
November 25, 2018 — December 22, 2018	—	$—	—	$106,985,857
December 23, 2018 — January 19, 2019	67,973	$16.22	67,973	$105,883,278
January 20, 2019 — February 23, 2019	490,782	$16.60	490,782	$97,736,690

Total November 25, 2018 — February 23, 2019	558,755	$16.55	558,755	$97,736,690

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

ITEM 5. OTHER INFORMATION.

In a Current Report on Form 8-K filed by the Company on April 3, 2019, the Company announced that Timothy Brackney, age 47, has been appointed to the newly-created position of President and Chief Operating Officer, effective immediately. Mr. Brackney will report to the Company’s Chief Executive Officer. As Chief Operating Officer, Mr. Brackney is responsible for the oversight and control over the diverse, global business operations, go-to-market strategies and designing organizational vision and ensuring operational excellence across the Company. In addition, the Company finalized the retirement date of John Bower, Senior Vice President and Chief Accounting Officer, to be effective April 22, 2019. Mr. Bower will act as an Executive Advisor to the Company through May 18, 2019 and will continue to serve the Company in a consulting role over the next 24 months, as requested by the Chief Financial Officer. Effective upon Mr. Bower’s retirement on April 22, 2019, Herbert M. Mueller, the Company’s Executive Vice President and Chief Financial Officer, will assume the responsibilities of the Company’s principal accounting officer.

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

RESOURCES CONNECTION, INC.

Date: April 4, 2019	/s/ Kate W. Duchene
Kate W. Duchene President and Chief Executive Officer (Principal Executive Officer)

Date: April 4, 2019	/s/ Herbert M. Mueller
Herbert M. Mueller Executive Vice President and Chief Financial Officer (Principal Financial Officer)