Form 10-K
period 2019-05-25
RESOURCES CONNECTION INC
filed 2019-07-19
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-32113

________________________

RESOURCES CONNECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

________________________

Delaware	33-0832424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17101 Armstrong Avenue, Irvine, California 92614

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (714) 430-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	RECN	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None (Title of Class)

________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of November 23, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $483,816,000  (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 8, 2019, there were approximately 31,847,394 shares of common stock, $.01 par value, outstanding.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 25, 2019,  May 26, 2018 and May 27, 2017 consisted of 52 weeks.

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

PART I

ITEM 1.    BUSINESS.

Overview

RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of Business Transformation, Governance, Risk and Compliance and Technology and Digital Innovation. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients, consultants and partners’ success.

RGP was founded in 1996 to help finance executives with operational needs and special projects created by workforce gaps. Our first-to-market, agile human capital model disrupted the professional services industry at a time when traditional talent models prevailed. Today’s new ecosystem for work embraces our founding principle – quickly align the right resources for the work at hand with a premium placed on value, efficiency and ease of use.

Our pioneering approach to workforce strategy uniquely positions us to support our clients on their transformation journeys. With more than 3,800 professionals, we annually engage with over 2,400 clients around the world from more than 70 practice offices. We are their partner in delivering on the future of work. Headquartered in Irvine, California, RGP is proud to have served 86 of the Fortune 100.

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

The employment alternatives available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training; however, may encounter a career path with less choice and less flexible hours, extensive travel and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens, including potential tax and legal issues.

Resources Global Professionals’ Solution

We believe RGP is positioned to capitalize on the confluence of the industry trends described above. We believe, based on discussions with our clients, that RGP provides the agility companies desire in today’s competitive and quickly evolving environment. We are able to combine all of the following:

• A relationship-oriented and collaborative approach with our clients
• A professional dedicated talent acquisition and management team who excel at developing a project-based workforce
• Client service teams with Big Four, consulting and/or industry backgrounds to assess our clients’ project needs and customize solutions to meet those needs
• Highly qualified consultants with the requisite expertise, experience and points of view
• Competitive rates on an hourly, rather than project, basis
• Significant client control of their projects with effective knowledge transfer and change management

Resources Global Professionals’ Strategy

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including:

Business strategy and transformation • Program and project management • Change management • Transaction advisory • Executive search • Human resources • Supply chain • Legal	Finance and accounting • Lease accounting • Revenue recognition • Financial operations • Equity administration and accounting • Tax
Risk and compliance • Information security and privacy • Internal audit and compliance • Operational risk management	Technology and digital. • Business technology • Data analytics • Robotics process automation

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

• Build consultative relationships with clients.  We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client, not office, perspective. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once our revenue team helps define the client’s project needs, our talent team identifies consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional service needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by two key statistics: 1) during fiscal 2019, 46 of our 50 largest clients in terms of revenue engaged our consultants in more than one practice area and 40 of those largest 50 clients used three or more practice areas; and 2) 44 of our largest 50 clients in fiscal 2013 remained clients in fiscal 2019 while 38 of our largest 50 clients in 2008 were still clients in 2019.

• Build the RGP brand.  Our objective is to build RGP’s reputation as the premier provider of agile consulting services for companies facing transformation, change and compliance challenges. We want to be the preferred provider in the future of work. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network through our 2,965 consultants and 931 management and administrative employees working from offices in 20 countries as of May 25, 2019. In addition, we have global, regional and local marketing efforts that reinforce the RGP brand.

Our Growth Strategy

Since inception, our growth has been primarily organic rather than via acquisition. We believe we have significant opportunity for continued organic growth in our core business and also to grow opportunistically through strategic acquisitions as the global economy strengthens and economic uncertainties decrease. In both our core and acquired businesses, key elements of our growth strategy include:

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

• Expanding geographically.  We have expanded geographically to meet the demand for agile professional services around the world and currently have offices in 20 countries. We believe, based upon our clients’ requests, there are future opportunities to promote growth globally. Consequently, we intend to continue to expand our international presence on a strategic and opportunistic basis. We may also add to our existing domestic office network when our existing clients have a need or if there is a significant new client opportunity.

• Strategic acquisitions.  Since fiscal 2009, we grew organically, as we had not identified a target acquisition that fit one of our primary acquisition goals: either addressing an identified gap in our geographic presence or in our solution offerings. In fiscal 2018, we identified and acquired -taskforce, Management on Demand AG (“taskforce”) and substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”). The acquisitions of taskforce and Accretive satisfied the need to better penetrate the vibrant economic market in Germany and gaps in serving middle market companies in the United States, respectively, while also harmonizing well with RGP’s culture.

• Providing additional professional service offerings.  We will continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as human capital; information management; governance, risk and compliance; supply chain management; legal and regulatory services; and corporate advisory, strategic communications and restructuring services. In fiscal 2017, we formed our Integrated Solutions group to identify project opportunities that we can market at an enterprise level with talent, tools and methodologies. This group commercializes projects into solution offerings. Currently, our solutions practice is focused on business technology, data analytics and robotic process automation. When evaluating new solutions offerings to market to current and prospective clients, we consider (among other things) cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

Consultants

We believe an important component of our success has been our highly qualified and experienced consultants. As of May 25, 2019, we employed or contracted 2,965 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing professional development and learning opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

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

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2019, we served over 2,400 clients from offices located in 20 countries. Our revenues are not concentrated with any particular client. No single customer accounted for more than 10% of revenue for the 2019, 2018 an 2017 fiscal years, and in fiscal 2019, our 10 largest clients accounted for approximately 15% of our revenues.

Operations

We generally provide our professional services to clients at a local level, with the oversight of our market vice presidents and consultation of our corporate management team. The vice presidents and client development directors in each market are responsible for initiating client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international platform and maintaining client relationships post-engagement. Throughout this process, the corporate management team and regional vice presidents are available to consult with the vice presidents with respect to client services. Market revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals.

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

We believe our ability to deliver professional services successfully to clients is dependent on our leaders in the field working together as a collegial and collaborative team, often working jointly on client projects. To build a sense of team effort and increase camaraderie among our leaders, we have a program for field personnel that awards annual incentives based on specific agreed-to goals focused on the performance of the individual and potential reward tied to the performance of the Company. We also share across the Company the best and most effective practices of our highest achieving offices and use this as an introductory tool with new vice presidents and directors. New leadership also spend time in other markets, partnering with experienced sales and recruiting personnel to understand, among many skills, how best to serve current clients, expand our presence with prospects and identify and recruit highly qualified consultants. This allows the veteran leadership to share their success stories, foster the culture of the Company with new vice presidents and directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

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

Employees

As of May 25, 2019, we had 3,896 employees, including 931 management and administrative employees and 2,965 consultants. Our employees are not covered by any collective bargaining agreements.

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

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may also be obtained on our website at http://www.rgp.com as soon as reasonably practicable after we file such reports with the SEC.

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

• hire qualified and experienced consultants
• maintain margins in the face of pricing pressures
• manage costs;
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

Our international activities require us to confront and manage a number of risks and expenses we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

• difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences
• less flexible or future changes in labor laws and regulations in the U.S. and in foreign countries
• expenses associated with customizing our professional services for clients in foreign countries
• foreign currency exchange rate fluctuations when we sell our professional services in denominations other than United States dollars
• protectionist laws and business practices that favor local companies
• political and economic instability in some international markets
• multiple, conflicting and changing government laws and regulations
• trade barriers
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

We currently have a $120.0 million secured revolving credit facility which is available through October 17, 2021. We are subject to various operating covenants under the credit facility which restrict our ability to, among other things, incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. The credit facility also requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the credit facility. Our inability to maintain our credit facility could materially and adversely affect our liquidity and our business.

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

The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. In addition, the European Union adopted a comprehensive General Data Protection Regulation (the “GDPR”) that replaced the current EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR may result in additional costs to our business and require us to amend certain of our business practices.

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Other U.S. states, including California and South Carolina, have also recently enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, and we expect that other states will continue to do so. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.

Our recent rebranding efforts may not be successful. In addition, we may be unable to adequately protect our intellectual property rights, including our brand name.

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand name is important to our business.  We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. After the end of fiscal year 2019, we launched a significant global rebranding initiative.  However, there can be no assurance that our rebranding initiative will result in a positive return on investment.  In addition, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent use of our trademarks by others.  Further, not all of our trademarks were able to successfully register in all of the desired countries.  Accordingly, we may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons. For example, a judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. In addition, third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities as well as significant damages, fees and costs.  If such a claim was made and we were required to change our name or any of our marks, the value of our brand may diminish and our results of operations and financial condition could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

As of May 25, 2019, we maintained 48 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Phoenix, Arizona	Tampa, Florida	Cincinnati, Ohio
Irvine, California	Atlanta, Georgia	Cleveland, Ohio
Los Angeles, California (2)	Honolulu, Hawaii	Columbus, Ohio
Mountain View, California	Chicago, Illinois	Tulsa, Oklahoma
Sacramento, California (2)	Oakbrook Terrace, Illinois	Portland, Oregon
Santa Clara, California	Indianapolis, Indiana	Cranberry Township, Pennsylvania
San Diego, California	Boston, Massachusetts	Philadelphia, Pennsylvania
San Francisco, California (2)	Detroit, Michigan	Pittsburgh, Pennsylvania
Walnut Creek, California	Minneapolis, Minnesota	Nashville, Tennessee
Woodland Hills, California	Kansas City, Missouri	Austin, Texas
Denver, Colorado	Las Vegas, Nevada	Dallas, Texas
Hartford, Connecticut	Parsippany, New Jersey	Houston, Texas
Stamford, Connecticut	Princeton, New Jersey	San Antonio, Texas
Fort Lauderdale, Florida	New York, New York	Seattle, Washington
Jacksonville, Florida	Charlotte, North Carolina	Washington, D.C. (McLean, Virginia)

As of May 25, 2019, we maintained 25 international offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Dublin, Ireland	Shanghai, People’s Republic of China
Brussels, Belgium	Milan, Italy	Manila, Philippines
Toronto, Canada	Tokyo, Japan	Singapore
Paris, France	Mexico City, Mexico	Seoul, South Korea
Frankfurt, Germany	Amsterdam (Utrecht), Netherlands	Stockholm, Sweden
Muenster, Germany	Beijing, People’s Republic of China	Zurich, Switzerland
Munich, Germany	Hong Kong, People’s Republic of China	Taipei, Taiwan
Bangalore, India	Guangzhou, People's Republic of China	London, United Kingdom
Mumbai, India

Our corporate offices are located in Irvine, California. We own an approximately 57,000 square foot office building in Irvine, California, of which we occupied approximately 44,000 square feet as of May 25, 2019, including space occupied by our Orange County, California practice. Approximately 13,000 square feet is leased to independent third parties.

ITEM 3.    LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Global Select Market under the symbol “RECN” since December 15, 2000. As of July 8, 2019, the last reported sales price on Nasdaq of the Company’s common stock was $15.88 per share and the approximate number of holders of record of our common stock was 48 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we declared a dividend of $0.13 per share of common stock during each quarter in fiscal 2019 and $0.12 per share of common stock during each quarter in fiscal 2018. On April 18, 2019, our board of directors declared a regular quarterly dividend of $0.13 per share of our common stock. The dividend was paid on June 13, 2019 to stockholders of record at the close of business on May 16, 2019. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our board of directors.

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

The following summarizes shares of common stock repurchased by the Company during the fourth quarter of fiscal 2019:

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of	that May Yet be
	of Shares	per	Announced	Purchased Under
Period	Purchased	Share	Programs (1)	Announced Program
February 24, 2019— March 23, 2019	-	$-	-	$97,736,690
March 24, 2019 — April 20, 2019	352,629	$15.70	352,629	$92,199,776
April 21, 2019 — May 25, 2019	131,034	$16.05	131,034	$90,096,548
Total February 24, 2019 — May 25, 2019	483,663	$15.80	483,663	$90,096,548

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of nine companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the five years ended May 25, 2019. The graph assumes $100 was invested on May 30, 2014 in our common stock and in each index (based on prices from the close of trading on May 30, 2014), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

For the Fiscal Years Ended
	May 30, 2014	May 30, 2015	May 28, 2016	May 27, 2017	May 26, 2018	May 25, 2019
Resources Connection, Inc.	$ 100.00	$ 129.08	$ 130.89	$ 109.89	$ 146.79	$ 144.26
Russell 3000	$ 100.00	$ 111.86	$ 112.11	$ 131.94	$ 151.81	$ 155.60
SIC Code 8742 - Management Consulting	$ 100.00	$ 103.29	$ 100.62	$ 100.07	$ 156.02	$ 159.93
Peer Group	$ 100.00	$ 115.28	$ 132.42	$ 148.04	$ 134.27	$ 163.02

The Company’s customized peer group includes the following nine professional services companies that we believe reflect the competitive landscape in which the Company operates and acquires talent: CRA International, Inc.; FTI Consulting, Inc.; Heidrick & Struggles International, Inc.; Hudson Global, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; Korn/Ferry International; and Navigant Consulting, Inc. The Advisory Board Company is no longer included in the Company’s customized peer group due to acquisition by OptumInsight, Inc. in November 2017. The Company’s compensation committee, a committee of our board of directors comprised of independent directors, reviews the composition of the peer group annually to ensure its alignment with the Company’s size, practice areas, business model delivery and geographic reach.

ITEM 6.    SELECTED FINANCIAL DATA.

You should read the following selected historical consolidated financial data in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 7 of this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 28, 2016 and May 30, 2015 and the Consolidated Balance Sheet data at May 27, 2017, May 28, 2016, and May 30, 2015 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 25, 2019, May 26, 2018 and May 27, 2017 and the Consolidated Balance Sheet data at May 25, 2019 and May 26, 2018 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods. All years presented consisted of 52 weeks.

	Years Ended
	May 25,	May 26,	May 27,	May 28,	May 30,
	2019	2018 (1)	2017	2016	2015
	(In thousands, except per common share and other data)

Revenue	$728,999	$654,129	$583,411	$598,521	$590,589
Income from operations	$50,159	$30,624	$34,402	$53,803	$50,258
Net income	$31,470	$18,826	$18,651	$30,443	$27,508
Net income per common share:
Basic	$1.00	$0.61	$0.57	$0.82	$0.73
Diluted	$0.98	$0.60	$0.56	$0.81	$0.72
Weighted average common shares outstanding:
Basic	31,596	30,741	32,851	37,037	37,825
Diluted	32,207	31,210	33,471	37,608	38,248
Cash dividends declared per common share	$0.52	$0.48	$0.44	$0.40	$0.32

Other Data:
Number of offices open at end of year	73	74	67	68	68
Number of consultants on assignment at end of year	2,965	3,247	2,569	2,511	2,516
Cash dividends paid	$16,158	$14,269	$14,157	$14,085	$11,748

	May 25,	May 26,	May 27,	May 28,	May 30,
	2019	2018	2017	2016	2015
	(Amounts in thousands)
Total assets	$428,370	$432,674	$364,128	$417,255	$416,981
Long-term debt	$43,000	$63,000	$48,000	$-	$-
Stockholders' equity	$282,396	$268,825	$238,142	$342,649	$340,452

(1)

See Note 3 – Acquisitions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussions on the Company’s acquisitions of taskforce and Accretive during fiscal 2018.

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

Overview

RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of Business Transformation, Governance, Risk and Compliance and Technology and Digital Innovation. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients, consultants and partners’ success. See Part 1 Item 1. “Business” for further discussions about the Company’s business and operations.

The Company announced certain strategic initiatives in April 2017. The first initiative focused on cultivating a more sophisticated and robust sales culture. The Company has now completed this initiative. Among the features of the initiative are enhanced training activities; the alignment of the Company’s sales process using tools such as Salesforce.com and the establishment of an enterprise-wide business development function; and the initiation of a new incentive compensation program for individuals focused on profitable revenue generation and gross margin. The new incentive compensation program rewards individuals for achieving or exceeding pre-determined sales goals, with bonus multipliers applicable for exceeding goals; the rewards for sales achievement are tied to both gross margin goals and qualitative goals associated with the Company’s culture of “LIFE AT RGP”. Finally, to complete this initiative, the Company expanded its Strategic Client Program, which involves a dedicated account team for certain high profile clients with global operations.

The second initiative redesigned the Company’s business model to enhance its client offerings, with a focus on building its integrated solutions capabilities and delivering multi-disciplinary offerings to its clients in three areas of focus –Business Strategy and Transformation,  Finance and Accounting, and Technology and Digital. During fiscal 2018, the Company implemented the new operating model for sales, talent and integrated solutions within RGP for all of North America; that is, reporting relationships are now largely defined by functional area rather than on an office location basis. While we believe this effort has already delivered improved revenue growth and improved customer experience into fiscal 2019, we are focused on continued improvement from this initiative. The Company completed the redesigned operating model in Europe and Asia Pacific during the third quarter of fiscal 2019.

The third initiative focuses on cost containment. Goals of this initiative include (i) improving leverage of selling, general and administrative expenses (“S, G & A”) as a percentage of revenue and (ii) realizing cost synergies in the core business and with the Accretive acquisition. S, G & A as a percentage of revenue decreased to 30.7%  during fiscal 2019 as compared to 32.0%  and 31.4% in fiscal years 2018 and 2017, respectively.

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

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determines the estimated value of restricted stock awards using the closing price of our common stock on the date of grant. We have elected to use the Black-Scholes option-pricing model for our stock options and stock-based awards issued under our ESPP which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.

The Company uses its historical volatility over the expected life of the stock option award and ESPP to estimate the expected volatility of the price of its common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.13 per share for each quarter during fiscal 2019 and $0.12 per share for each quarter of fiscal 2018) is also incorporated in determining the estimated value per share of employee stock option grants and ESPP. Such dividends are subject to quarterly board of director approval. The Company’s expected life of stock option grants is 5.7 years for non-officers and 8.3 years for officers and expected life of ESPP is 6 months. The Company reviews the underlying assumptions related to stock-based compensation at least annually or more frequently if the Company believes triggering events exist.

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

Business Combinations — We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regards to the determination of value of identifiable assets, liabilities, and goodwill. Often third-party specialists are used to assist in valuations requiring complex estimation. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.  Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Purchase agreements related to certain business acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. The estimated fair value of these contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities on our Consolidated Balance Sheets. The fair value is remeasured each reporting period with any change in fair value being recognized in the applicable period’s results of operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies). The estimated fair value of the contingent consideration is based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance and other measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

Our operating results for the periods indicated are expressed as a percentage of revenue below.

	For the Years Ended
	May 25,		May 26,		May 27,
	2019		2018		2017
	(Amounts in thousands, except percentages)
Revenue	$728,999	100.0%	$654,129	100.0%	$583,411	100.0%
Direct cost of services	446,560	61.3	408,074	62.4	362,086	62.1
Gross margin	282,439	38.7	246,055	37.6	221,325	37.9
Selling, general and administrative expenses	223,802	30.7	209,042	32.0	183,471	31.4
Amortization of intangible assets	3,799	0.5	2,298	0.4	-	-
Depreciation expense	4,679	0.6	4,091	0.6	3,452	0.6
Income from operations	50,159	6.9	30,624	4.6	34,402	5.9
Interest expense	2,190	0.3	1,735	0.3	629	0.1
Income before provision for income taxes	47,969	6.6	28,889	4.3	33,773	5.8
Provision for income taxes	16,499	2.3	10,063	1.5	15,122	2.6
Net income	$31,470	4.3%	$18,826	2.8%	$18,651	3.2%

We also assess the results of our operations using Adjusted EBITDA and Adjusted EBITDA Margin. We define Adjusted EBITDA as net income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense and plus or minus contingent consideration adjustments. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. These measures assist management in assessing our core operating performance. The following table presents Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
	(Amounts in thousands, except percentages)
Net income	$31,470	$18,826	$18,651
Adjustments:
Amortization of intangible assets	3,799	2,298	-
Depreciation expense	4,679	4,091	3,452
Interest expense	2,190	1,735	629
Provision for income taxes	16,499	10,063	15,122
Stock-based compensation expense	6,570	6,033	6,068
Contingent consideration adjustment	(590)	-	-
Adjusted EBITDA	$64,617	$43,046	$43,922
Revenue	$728,999	$654,129	$583,411
Adjusted EBITDA Margin	8.9%	6.6%	7.5%

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

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to our investors because they are financial measures used by management to assess the core performance of the Company. Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

Further, Adjusted EBITDA and Adjusted EBITDA Margin have the following limitations:

• Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA do not reflect any cash requirements for such replacements;

• Equity based compensation is an element of our long-term incentive compensation program, although we exclude it as an expense from Adjusted EBITDA when evaluating our ongoing operating performance for a particular period;

• We exclude the changes in the fair value of the contingent consideration obligation related to a business acquisition from Adjusted EBITDA; and
• Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Year Ended May 25, 2019 Compared to Year Ended May 26, 2018

Amounts are in millions unless otherwise stated. Percentage change computations are based upon amounts in thousands.

Revenue.  Revenue increased $74.9 million, or 11.5%, to $729.0 million for the year ended May 25, 2019 from $654.1 million for the year ended May 26, 2018. The increase in revenue is primarily attributable to the full year impact of our acquisitions of Accretive and taskforce, which were completed during the third and second quarter of fiscal 2018, respectively.  In addition, bill rates improved 0.8% and hours worked increased 10.7% between the two periods; a portion of the increase in hours worked is due to the Accretive and taskforce acquisitions. Revenue and hours worked resulting from both acquisitions are not possible to isolate due to the completion of the integration of Accretive operations into RGP at the beginning of the first quarter of 2019.

We believe the improvement in revenue for the current period compared to the prior year period is in part the product of the operational changes made throughout fiscal 2018 and into fiscal 2019, including the use of Salesforce.com as a tool to directly measure individual productivity and structuring reporting lines with a function and client focus. In addition, we believe a portion of the revenue growth is attributable to client service and technical teams spending more time interacting with clients and prospects, improved alignment of our incentive systems to sales growth and an increase in sales efforts delivered by a focused business development team.

Revenue for the Company’s major geographies across the globe consisted of the following (dollars in thousands):

	Revenue for the
	Years Ended
	May 25,		May 26,		%
	2019		2018		Change
		% of Total		% of Total
North America	$593,799	81.5%	$524,872	80.3%	13.1%
Europe	86,355	11.8	84,705	12.9	1.9%
Asia Pacific	48,845	6.7	44,552	6.8	9.6%
Total	$728,999	100.0%	$654,129	100.0%	11.4%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2018 conversion rates, international revenues would have been higher than reported under GAAP by $5.9 million for the year ended May 25, 2019. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue increased by 12.4% overall and by 13.3%, 6.4% and 12.7% in North America, Europe and Asia Pacific, respectively. Average bill rates increased 1.6% on a constant currency basis in fiscal 2019.

The number of consultants on assignment at the end of fiscal 2019 was 2,965 compared to 3,247 at the end of fiscal 2018.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends.

On a sequential quarter basis, fiscal 2019 fourth quarter revenue increased $2.6 million, or 1.5%, to $182.1 million from $179.5 million. The slight increase in fourth quarter revenue was partially because there are no significant compensated holidays in the quarter as compared to the third quarter which included the Christmas, New Year’s and Chinese New Year’s holidays. The remaining increase is attributable primarily to increases in non-hourly revenue. Total hours worked increased 0.9% while average bill rates remained the same between the third and fourth quarter. The Company’s sequential revenue increased in North America (0.1%), Asia Pacific (15.2%) and Europe (3.3%). On a constant currency basis, using the comparable third quarter fiscal 2019 conversion rates, sequential revenue increased in North America (0.1%), Asia Pacific (15.0%) and Europe (4.0%).

Direct Cost of Services.  Direct cost of services increased $38.5 million, or 9.4%, to $446.6 million for the year ended May 25, 2019 from $408.1 million for the year ended May 26, 2018. The primary reason for the change is an increase in hours worked of 10.7% between the two periods (partially attributable to the Accretive and taskforce acquisitions), while the average consultant pay rates per hour remained consistent in both periods.

Direct cost of services as a percentage of revenue was 61.3% and 62.4% for the during fiscal 2019 and 2018, respectively. The direct cost of services as a percentage of revenue improved in the current period primarily because of improvement in the bill/pay ratio and a reduction in cost of the Company’s self-insured medical program as compared to the prior year.

Our target direct cost of services percentage is 60% for all of our markets.

On a sequential quarter basis, the direct cost of services percentage improved to 59.9% in the fourth quarter of fiscal 2019 from 62.2% in the third quarter of fiscal 2019. This improvement is primarily attributable improved bill pay ratio, driven by internal initiatives to improve pricing, and an improvement in the cost of the Company’s self-insured medical coverage of consultants.

Selling, General and Administrative Expenses.  S, G & A increased $14.8 million, or 7.1%, to $223.8 million for the year ended May 25, 2019 from $209.0 million for the year ended May 26, 2018 and a decreased as a percentage of revenue to 30.7% in fiscal 2019 from 32.0% in fiscal 2018. The increase in SG&A is primarily due to the following: (1) $12.9 million of additional payroll and benefit costs from taskforce and Accretive personnel and new headcount to support the growth of critical markets, including approximately $0.5 million of compensation benefits related to the loan forgiveness of our recently appointed Chief Operating Officer (“COO”); (2) $5.5 million related to increased commission and bonus expenses tied to the revenue growth of the business; (3) $1.8 million of marketing costs associated with driving revenue growth; and (4) increases of $1.8 million in rent, stock-based compensation expense, bad debt and other categories. These costs were partially offset by lower acquisition, severance and integration costs of $7.2 million incurred in the comparable prior period.

On a sequential quarter basis, S, G & A as a percentage of revenue was 31.2% and 31.0% for the fourth and third quarters of fiscal 2019, respectively. S, G & A in the fourth quarter increased $1.3 million to $56.9 million from $55.6 million in the previous quarter. The primary reasons for the change were: (1) $0.8 million of additional payroll and benefit costs from new headcount to support the growth of critical markets, including approximately $0.5 million of compensation benefits related to the loan forgiveness of our recently appointed COO; (2) $0.6 million related to increased severance, acquisition and integration costs; and (3) $0.4 million related to increased commission and bonus expenses tied to the revenue growth of the business. These costs were partially offset by lower marketing and legal costs of $0.5 million.

Amortization and Depreciation Expense.  Amortization of intangible assets was $3.8  million in fiscal 2019 compared to $2.3 million in fiscal 2018. The increase is primarily due to the full year impact of amortization related to identifiable intangible assets acquired in the December 4, 2017 acquisition of Accretive and the September 1, 2017 acquisition of taskforce.

Depreciation expense was $4.7 million and $4.1 million in fiscal 2019 and 2018, respectively. The increase is primarily the result of depreciation on fixed assets acquired in the acquisition of Accretive.

Interest Expense.  Total interest expense for fiscal 2019, including commitment fees, was approximately $2.5 million compared to $1.9 million in fiscal 2019. The increase in the 2019 period is the result of interest on incremental borrowings of $15.0 million in fiscal 2018 to finance a portion of the acquisition of Accretive and generally higher interest rates in fiscal 2019. Interest income was approximately $0.3 million and $0.1 million in fiscal 2019 and 2018, respectively.

Income Taxes.   On December 22, 2017, Congress enacted H.R.1, the “Tax Cuts and Jobs Act” (“Tax Reform Act”), which made significant changes to U.S. federal income tax laws including reducing the corporate rate from 35% to 21% effective January 1, 2018.  In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed the Company to record provisional amounts related to the expected impact of the Tax Reform Act and adjust those amounts during a measurement period not to extend more than one year from date of enactment.  The Company completed its accounting for the impact of Tax Reform Act during fiscal 2019.

The Tax Reform Act also included the Global Intangible Low-Tax Income (“GILTI”) provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax, a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income provision, a tax incentive to earn income abroad.  The Company was permitted to make an accounting policy election to account for GILTI as either a period charge when the tax arises or as a part of deferred taxes.  The Company determined to account for GILTI as a period cost and has recognized the tax impacts associated with GILTI as a current expense for fiscal 2019.

The provision for income taxes increased to $16.5 million (effective rate of approximately 34%) for the year ended May 25, 2019 from $10.1 million (effective rate of approximately 35%) for the year ended May 26, 2018. The provision for income taxes increased due to improved global income. The reduction in the U.S. statutory federal tax rate contributed to the lower effective tax rate.

The provision for taxes in both fiscal 2019 and fiscal 2018 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. Based upon current economic circumstances, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

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

The Company cannot recognize a tax benefit for certain ISO grants unless and until the holder exercises his or her option and then sells the shares within a certain period of time. In addition, the Company can only recognize a potential tax benefit for employees’ acquisition and subsequent sale of shares purchased through the ESPP if the sale occurs within a certain defined period. As a result, the Company’s provision for income taxes is likely to fluctuate from these factors for the foreseeable future. The Company recognized a benefit of approximately $31,000 and $0.3 million related to stock-based compensation for nonqualified stock options expensed and for eligible disqualifying ISO exercises during fiscal 2019 and 2018, respectively. The proportion of expense related to non-qualified stock option grants (for which the Company may recognize a tax benefit in the same quarter as the related compensation expense in most instances) is significant as compared to expense related to ISOs (including ESPPs). However, the timing and amount of eligible disqualifying ISO exercises cannot be predicted. The Company predominantly grants nonqualified stock options to employees in the United States.

The Company has maintained a position of being indefinitely reinvested in its foreign subsidiaries’ earnings by not expecting to remit foreign earnings in the foreseeable future. Being indefinitely reinvested does not require a deferred tax liability to be recognized on the foreign earnings. Management’s indefinite reinvestment position is supported by:

• RGP in the United States has generated more than enough cash to fund operations and expansion, including acquisitions. RGP uses its excess cash to, at its discretion, return cash to shareholders through dividend payments and stock repurchases.

• RGP in the United States has no debt or any other current or known obligations that require cash to be remitted from foreign subsidiaries.

• Management’s growth objectives include allowing cash to accumulate in RGP’s profitable foreign subsidiaries with the expectation of finding strategic expansion plans to further penetrate RGP’s most successful locations.

• The consequences of distributing foreign earnings have historically been deemed to be tax inefficient for RGP or not materially beneficial.

Year Ended May 26, 2018 Compared to Year Ended May 27, 2017

For a comparison of our results of operations for the fiscal years ended May 26, 2018 and May 27, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 26, 2018, filed with the SEC on July 23, 2018 (File No. 0-32113).

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 25, 2019. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 25,	Feb. 23,	Nov. 24,	Aug. 25,	May 26,	Feb. 24,	Nov. 25,	Aug. 26,
	2019	2019	2018	2018	2018	2018	2017	2017
	(In thousands, except net income per common share)

Revenue	$182,144	$179,498	$188,799	$178,558	$183,791	$172,414	$156,738	$141,186
Direct cost of services, primarily
payroll and related taxes for
professional services employees	109,188	111,587	115,378	110,407	113,363	109,904	97,319	87,488

Gross margin	72,956	67,911	73,421	68,151	70,428	62,510	59,419	53,698
Selling, general and
administrative expenses	56,890	55,587	54,959	56,366	58,861	55,268	47,498	47,415
Amortization of intangible assets	944	948	952	955	972	1,004	322	-
Depreciation expense	1,250	1,163	1,197	1,069	1,115	1,089	947	940
Income from operations	13,872	10,213	16,313	9,761	9,480	5,149	10,652	5,343
Interest expense	461	595	608	526	553	508	365	309
Income before provision for
income taxes	13,411	9,618	15,705	9,235	8,927	4,641	10,287	5,034
Provision for income taxes	4,042	3,822	5,141	3,494	4,946	46	2,149	2,922
Net income	$9,369	$5,796	$10,564	$5,741	$3,981	$4,595	$8,138	$2,112
Net income per common share (1):
Basic	$0.30	$0.18	$0.33	$0.18	$0.13	$0.15	$0.27	$0.07
Diluted	$0.29	$0.18	$0.33	$0.18	$0.12	$0.14	$0.27	$0.07

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations and our $120 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 25, 2019. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. As of May 25, 2019, the Company had $43.0 million of cash and cash equivalents including $25.6 million held in international operations.

We entered into the Facility in October 2016, which is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows the Company to choose the interest rate applicable to advances. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires October 17, 2021. The Company’s borrowings on the Facility were $43.0 million as of May 25, 2019 and the Company had $1.3 million of outstanding letters of credit issued under the Facility as of May 25, 2019. Subsequent to year end, on June 28, 2019, the Company made a $5.0 million principal payment on the Facility. The Facility contains both affirmative and negative covenants. The Company was in compliance with all financial covenants under the Facility as of May 25, 2019. Additional information regarding the Facility is included in Note 6 — Long Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Operating Activities, fiscal 2019 and 2018

Operating activities provided $43.6 million and $15.4 million in cash in fiscal 2019 and fiscal 2018, respectively. Cash provided by operations in fiscal 2019 resulted from net income of $31.5 million and net favorable non-cash reconciling adjustments of $22.6 million. Other balance sheet account changes in fiscal 2019, including working capital balances, were a net use of cash of $10.4 million. The primary drivers of the increase in working capital are the increase in the balance of accounts receivable as of the end of the fiscal year 2019, reflecting increasing revenue during the fourth quarter, and the unfavorable increase in the balance of income taxes due during fiscal 2019.  In fiscal 2018, cash provided by operations resulted from net income of $18.8 million and net favorable non-cash reconciling adjustments of $8.2 million. Other balance sheet account changes in fiscal 2018, including working capital balances, were a net use of cash of $11.7 million, due primarily to the increase in the balance of accounts receivable as of the end of the fiscal year, reflecting increasing revenue during the fourth quarter; the accounts receivable increase was offset by an increase in bonus obligations, payable in the first quarter of fiscal 2019.

Investing Activities, fiscal 2019 and 2018

Net cash used in investing activities was $12.9 million for fiscal 2019, compared to $25.7 million in fiscal 2018. Fiscal 2018 included cash used to acquire Accretive and taskforce of approximately $23.5 million, net of cash acquired; the Company did not make any business acquisitions during fiscal 2019. Purchases of property and equipment increased approximately $4.7 million between the two periods as the Company relocated or refurbished certain offices during fiscal 2019. Included in fiscal 2019 was a purchase of $6.0 million of short-term investments.

Financing Activities, fiscal 2019 and 2018

Net cash used by financing activities totaled $43.6 million compared to net cash provided of $3.5 million for the years ended May 25, 2019 and May 26, 2018, respectively. Financing activities for fiscal 2019 include dividends paid on the Company’s common stock of $16.2 million, approximately $1.9 million higher than in the comparable prior fiscal year. Additional information regarding dividends is included in Note 10 —  Stockholders’ Equity in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company used $29.9 million to purchase approximately 1.8 million shares of common stock on the open market during fiscal 2019. In fiscal 2018, the Company used $5.1 million to purchase 321,000 shares of common stock on the open market. Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $24.3 million in fiscal 2019 as compared to $10.4 million in fiscal 2018. The Company also repaid $20.0 million of its obligation on the Facility during fiscal 2019. In fiscal 2018, the Company borrowed $15.0 million under the Facility as part of the Accretive acquisition.

As described in Note 3 – Acquisitions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the purchase agreement for taskforce requires earn-out payments to be made. The Company paid the portion related to Adjusted EBITDA for calendars 2018 and 2017 of €1.6 million (approximately $1.9 million) and €2.1 million (approximately $2.6 million) on March 27, 2019 and March 28, 2018, respectively.

For a comparison of our cash flow activities for the fiscal years ended May 26, 2018 and May 27, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 26, 2018, filed with the SEC on July 23, 2018 (File No. 0-32113).

Contractual Obligations

At May 25, 2019, the Company had operating leases, primarily for office premises, and purchase obligations include payments due under various types of licenses, expiring at various dates through March 2028. At May 25, 2019, the Company had no capital leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 25, 2019:

	Payments Due by Period
			Fiscal	Fiscal
	Total	Fiscal 2020	2021-2022	2023-2024	Thereafter
	(Amounts in thousands)
Operating lease obligations	$54,705	$12,828	$21,548	$14,286	$6,043
Purchase obligations	$1,959	$1,784	$175	$-	$-
Long-term debt	$43,000	$-	$43,000	$-	$-

Long-term debt above reflects the Company’s outstanding borrowings under the Facility as of May 25, 2019, assumes no future borrowings under the Facility and does not include any estimated future interest payments.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies — to the Consolidated Financial Statements for the year ended May 25, 2019.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 25, 2019, May 26, 2018 or May 27, 2017.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.   We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate.

At the end of fiscal 2019, we had approximately $43.0 million of cash and cash equivalents and $43.0 million of borrowings under our Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations. Subsequent to year end, on June 28, 2019, the Company made a $5.0 million principal payment on the Facility.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to interest rate risk related to fluctuations in the LIBOR rate; at the current level of borrowing as of May 25, 2019 of $43.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk.  For the year ended May 25, 2019, approximately 21.0% of the Company’s revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 41% of our fiscal year-end balances of cash and cash equivalents were denominated in U.S. dollars. The remaining amount of approximately 59% was comprised primarily of cash balances translated from Euros, Mexican Pesos, British Pound Sterling and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the Company) as of May 25, 2019 and May 26, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended May 25, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 25, 2019 and May 26, 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 25, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 25, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 19, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Irvine, California

July 19, 2019

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 25,	May 26,
	2019	2018
	(Amounts in thousands, except
	par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$43,045	$56,470
Short-term investments	5,981	-
Trade accounts receivable, net of allowance for doubtful accounts of
$2,520 and $1,640 as of May 25, 2019 and May 26, 2018, respectively	133,304	130,452
Prepaid expenses and other current assets	7,103	7,230
Income taxes receivable	2,224	729
Total current assets	191,657	194,881
Goodwill	190,815	191,950
Intangible assets, net	14,589	18,531
Property and equipment, net	26,632	22,413
Deferred income taxes	1,497	2,850
Other assets	3,180	2,049
Total assets	$428,370	$432,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,634	$23,280
Accrued salaries and related obligations	58,628	58,418
Other liabilities	11,154	12,826
Total current liabilities	91,416	94,524
Long-term debt	43,000	63,000
Deferred income taxes	5,146	-
Other long-term liabilities	6,412	6,325
Total liabilities	145,974	163,849
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 63,054 and
61,252 shares issued, and 31,588 and 31,614 shares outstanding as of
May 25, 2019 and May 26, 2018, respectively	631	613
Additional paid-in capital	460,226	429,578
Accumulated other comprehensive loss	(12,588)	(10,385)
Retained earnings	350,230	335,741
Treasury stock at cost, 31,466 and 29,638 shares as of
May 25, 2019 and May 26, 2018, respectively	(516,103)	(486,722)
Total stockholders’ equity	282,396	268,825
Total liabilities and stockholders’ equity	$428,370	$432,674

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
	(Amounts in thousands, except
	per share amounts)
Revenue	$728,999	$654,129	$583,411
Direct cost of services, primarily payroll and related taxes for professional
services employees	446,560	408,074	362,086
Gross margin	282,439	246,055	221,325
Selling, general and administrative expenses	223,802	209,042	183,471
Amortization of intangible assets	3,799	2,298	-
Depreciation expense	4,679	4,091	3,452
Income from operations	50,159	30,624	34,402
Interest expense	2,190	1,735	629
Income before provision for income taxes	47,969	28,889	33,773
Provision for income taxes	16,499	10,063	15,122
Net income	$31,470	$18,826	$18,651
Net income per common share:
Basic	$1.00	$0.61	$0.57
Diluted	$0.98	$0.60	$0.56
Weighted average common shares outstanding:
Basic	31,596	30,741	32,851
Diluted	32,207	31,210	33,471
Cash dividends declared per common share	$0.52	$0.48	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$31,470	$18,826	$18,651
Foreign currency translation adjustment, net of tax	(2,203)	1,011	(602)
Total comprehensive income	$29,267	$19,837	$18,049

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Equity
	(Amounts in thousands)
Balances as of May 28, 2016	58,237	582	388,763	22,008	(363,856)	(10,794)	327,954	342,649
Exercise of stock options	305	3	3,853					3,856
Stock-based compensation expense			6,068					6,068
Tax shortfall from stock-based
compensation arrangements			(4,344)					(4,344)
Issuance of common stock under Employee
Stock Purchase Plan	359	4	4,489					4,493
Issuance of restricted stock	92	1	(1)					-
Issuance of restricted stock out of treasury
stock to board of director members				(36)	838		(838)	-
Forfeitures of restricted stock	(1)							-
Purchase of shares				7,358	(118,886)			(118,886)
Cash dividends declared ($0.44 per share)							(13,743)	(13,743)
Currency translation adjustment						(602)		(602)
Net income for the year ended May 27, 2017							18,651	18,651
Balances as of May 27, 2017	58,992	590	398,828	29,330	(481,904)	(11,396)	332,024	238,142
Exercise of stock options	517	6	6,483					6,489
Stock-based compensation expense			5,978					5,978
Issuance of common stock under Employee
Stock Purchase Plan	339	3	3,947					3,950
Issuance of restricted stock	105	1	(1)					-
Issuance of restricted stock out of treasury
stock to board of director members				(13)	298		(298)	-
Purchase of shares				321	(5,116)			(5,116)
Issuance of common stock for acquisition of Accretive	1,072	11	11,743					11,754
Issuance of common stock for acquisition of taskforce	227	2	2,600					2,602
Cash dividends declared ($0.48 per share)							(14,811)	(14,811)
Currency translation adjustment						1,011		1,011
Net income for the year ended May 26, 2018							18,826	18,826
Balances as of May 26, 2018	61,252	613	429,578	29,638	(486,722)	(10,385)	335,741	268,825
Exercise of stock options	1,444	15	19,794					19,809
Stock-based compensation expense			6,358					6,358
Issuance of common stock under Employee
Stock Purchase Plan	358	3	4,496					4,499
Issuance of restricted stock out of treasury
stock to board of director members				(21)	510		(510)	-
Purchase of shares				1,849	(29,891)			(29,891)
Cash dividends declared ($0.52 per share)							(16,471)	(16,471)
Currency translation adjustment						(2,203)		(2,203)
Net income for the year ended May 25, 2019							31,470	31,470
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$31,470	$18,826	$18,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,478	6,389	3,452
Stock-based compensation expense	6,570	6,033	6,068
Contingent consideration adjustment	(590)	-	-
Loss on disposal of assets	126	14	19
Bad debt expense	1,540	826	458
Deferred income taxes	6,452	(5,035)	4,530
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	(5,690)	(19,373)	(1,494)
Prepaid expenses and other current assets	109	(1,567)	374
Income taxes	(4,324)	4,733	(6,232)
Other assets	(1,147)	(166)	253
Accounts payable and accrued expenses	(1,469)	3,332	681
Accrued salaries and related obligations	547	4,173	(434)
Other liabilities	1,549	(2,815)	1,939
Net cash provided by operating activities	43,621	15,370	28,265
Cash flows from investing activities:
Redemption of short-term investments	-	-	24,957
Purchase of short-term investments	(5,981)	-	-
Proceeds from sale of property and equipment	-	4	233
Acquisition of Accretive	-	(20,047)	-
Acquisition of taskforce, net of cash acquired	-	(3,410)	-
Purchase of property and equipment	(6,896)	(2,213)	(4,781)
Net cash (used in) provided by investing activities	(12,877)	(25,666)	20,409
Cash flows from financing activities:
Proceeds from exercise of stock options	19,809	6,489	3,864
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,499	3,949	4,493
Purchase of common stock	(29,891)	(5,116)	(118,886)
Payment of contingent consideration	(1,860)	(2,579)	-
Proceeds from Revolving Credit Facility	-	15,000	58,000
Repayment on Revolving Credit Facility	(20,000)	-	(10,000)
Debt issuance costs	-	-	(190)
Cash dividends paid	(16,158)	(14,269)	(14,157)
Net cash (used in) provided by financing activities	(43,601)	3,474	(76,876)
Effect of exchange rate changes on cash	(568)	963	(558)
Net decrease in cash	(13,425)	(5,859)	(28,760)
Cash and cash equivalents at beginning of period	56,470	62,329	91,089
Cash and cash equivalents at end of period	$43,045	$56,470	$62,329

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for our clients, the Company specializes in solving today’s most pressing business problems across the enterprise in the areas of Business Transformation, Governance, Risk and Compliance and Technology and Digital Innovation. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2019, 2018 and 2017 consisted of four 13 week quarters and a total of 52 weeks of activity for the fiscal year. For fiscal years of 53 weeks (which next occurs for fiscal 2020), the first three quarters consist of 13 weeks each and the fourth quarter consists of 14 weeks.

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

Revenue Recognition

Effective May 27, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on revenue recognition; therefore, the Company did not have an opening retained earnings adjustment for the fiscal year ended May 25, 2019.

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

The Company recognizes revenues on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because the Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; and c) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $12.3 million, $11.8 million and $10.1 million for the years ended May 25, 2019, May 26, 2018 and May 27, 2017, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. We invoice the majority of our clients on a weekly basis or, in certain circumstances, on a monthly basis, in accordance with our typical arrangement of payment due within 30 days. To a much lesser extent, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.5%,  0.4% and 0.5% of revenue for the years ended May 25, 2019, May 26, 2018 and May 27, 2017, respectively. Permanent placement fees were 0.6%,  0.3% and 0.1% of revenue for the years ended May 25, 2019, May 26, 2018 and May 27, 2017, respectively.

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

The following table summarizes the calculation of net income per share for the years ended May 25, 2019, May 26, 2018 and May 27, 2017 (in thousands, except per share amounts):

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017

Net income	$31,470	$18,826	$18,651
Basic:
Weighted average shares	31,596	30,741	32,851
Diluted:
Weighted average shares	31,596	30,741	32,851
Potentially dilutive shares	611	469	620
Total dilutive shares	32,207	31,210	33,471
Net income per common share:
Basic	$1.00	$0.61	$0.57
Dilutive	$0.98	$0.60	$0.56
Anti-dilutive shares not included above	3,316	4,619	4,582

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

Level 3 – Unobservable inputs.

The following table shows the Company’s financial instruments that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	May 25, 2019			May 26, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments	$-	$5,981	$-	$-	$-	$-
Total assets	$-	$5,981	$-	$-	$-	$-

Liabilities:
Contingent consideration liability	$-	$-	$2,195	$-	$-	$4,289
Total liabilities	$-	$-	$2,195	$-	$-	$4,289

The Company’s short-term investments had original contractual maturities of between three months and one year and are considered “held-to-maturity” securities. The Company had no investments with a maturity in excess of one year as of the end of either fiscal year 2019 or 2018. The Company’s investments in commercial paper are measured using quoted prices in markets that are not active (Level 2). There were no unrealized holding gains or losses as of May 25, 2019.

The contingent consideration liability in the table above is for estimated future contingent consideration payments related to the prior acquisition of taskforce. The fair value measurement of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of this contingent consideration liability is reassessed on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisitions.

The Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short‑term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	(Write-offs)/	Ending
	Balance	Operations	Changes	Recoveries	Balance
Years Ended:
May 27, 2017	$2,994	$458	$(20)	$(915)	$2,517
May 26, 2018	$2,517	$826	$12	$(1,715)	$1,640
May 25, 2019	$1,640	$1,540	$-	$(660)	$2,520

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

Goodwill and Intangible Assets

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. For application of this methodology the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. The Company’s annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended May 25, 2019, May 26, 2018, and May 27, 2017.

The Company’s identifiable intangible assets include customer contracts and relationships, tradenames, consultant list, and non-compete agreements. These assets are amortized on a straight-line basis over lives ranging from three to ten years.

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

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock options vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2014 Performance Incentive Plan (“2014 Plan”). The Company determines the estimated value of stock options using the Black-Scholes valuation model and the estimated value of restricted stock awards using the closing price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Fiscal Year 2019

Effective the beginning of fiscal year 2019 (May 27, 2018), the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on the Company’ revenue recognition; therefore, the Company did not have an opening retained earnings adjustment for the year ended May 25, 2019. See Note 2— Summary of Significant Accounting Policies for additional information.

Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). An entity in a hosting arrangement that is a service contract must determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs that cannot be capitalized include training costs, certain data conversion costs, costs incurred during preliminary project and post implementation stages. Costs that are subject to evaluation for potential capitalization are incurred during the application development stage. The guidance also specifies factors to consider when developing the period over which to amortize the capitalized costs once the arrangement is deployed for usage by the entity and elements to consider in analyzing potential impairment of the asset.

The guidance is effective for financial statements for annual periods beginning after December 15, 2019 (for the Company, fiscal 2021) and for interim periods within those fiscal years. However, early adoption is permitted. The Company adopted this guidance prospectively in the first quarter of fiscal 2019 as the Company has an initiative involving a cloud computing arrangement. The initiative is now complete and the amount capitalized during fiscal 2019 was approximately $0.8 million and is accounted for in Other Assets in the Company’s Consolidated Balance Sheet.

Accounting Pronouncements Pending Adoption

Leases (Topic 842): Leases. In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance to require lessees to recognize operating lease obligations on their balance sheets by recording the rights and obligations created by those leases. ASU 2016-02 was effective for the Company beginning May 26, 2019. The Company will adopt this standard utilizing the optional transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date without retrospective application to comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard. The Company will also elect the practical expedient to keep leases with an initial term of 12 months or less off of the balance sheet. While we are currently finalizing our implementation of new policies, processes and internal controls to comply with the new rules, we anticipate that the adoption of the new standard will result in the recognition of right of use assets and lease liabilities on our consolidated balance sheet of between $45 million and $50 million as of the beginning of the first quarter of fiscal 2020. The adoption of the new standard will not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.

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

3. Acquisitions

 During fiscal 2018, the Company completed two acquisitions. The first acquisition, completed August 31, 2017 (the second quarter of fiscal 2018), was of taskforce – Management on Demand AG (“taskforce”), a German based professional services firm founded in 2007, that provided clients with senior interim management and project management expertise. Subsequent to the acquisition, taskforce continues to operate as a separate brand. The Company paid initial consideration of €5.8 million (approximately $6.9 million at the date of acquisition) in a combination of cash and restricted stock.

The following table summarizes the consideration for the acquisition of taskforce and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred (in thousands, except share and per share amounts):

Cash	$4,384
Working capital adjustment -receivable	(123)
Common stock - 226,628 shares @ $11.48 (closing price on acquisition date discounted for restriction on sale)	2,602
Estimated initial contingent consideration	6,514
Total	$13,377

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$974
Accounts receivable	1,930
Prepaid expenses and other current assets	45
Intangible assets	5,727
Property and equipment	39
Total identifiable assets	8,715
Accounts payable and accrued expenses	2,116
Accrued salaries and related obligations	16
Other current liabilities	140
Total liabilities assumed	2,272
Net identifiable assets acquired	6,443
Deferred tax liability	(1,815)
Goodwill	8,749
Net assets acquired	$13,377

In addition, the purchase agreement for taskforce requires additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company was obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The payment for calendar year 2017 of €2.1 million (approximately $2.6 million) was made on March 28, 2018. The payment for calendar year 2018 of €1.6 million (approximately $1.9 million) was made on March 27, 2019. The Company estimated the fair value of the obligation to pay the remaining contingent consideration for calendar year 2019 based on a number of different projections of the estimated Adjusted EBITDA for the year. The Company recorded this future obligation using a discount rate of approximately 11.0%, representing the Company’s weighted average cost of capital. The current estimated fair value of the contractual obligation to pay the contingent consideration for calendar year 2019 totals €2.0 million (approximately $2.2 million based on the exchange rate on the last day of fiscal 2019) as of May 25, 2019. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results. During the year ended May 25, 2019, the Company decreased the remaining estimated contingent consideration for calendar year 2019 by €523,000  ($590,000) and also recognized accretion expense on the discounted liability. These amounts are included in S, G & A for the respective periods. Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition.

The second acquisition occurred December 4, 2017 (the third quarter of fiscal 2018) when the Company acquired substantially all of the assets and assumed certain liabilities of Accretive Solutions, Inc. (“Accretive”). Accretive was a professional services firm that provided expertise in accounting and finance, enterprise governance, business technology and business transformation solutions to a wide variety of organizations in the U.S. and supported startups through its Countsy suite of back office services. The Company paid consideration of $20.0 million in cash and issued 1,072,000 shares of Resources Connection, Inc. common stock restricted for sale for four years; additional cash and shares of Company common stock will be due after settlement of working capital adjustments. Further, additional amounts may be paid to the sellers at the end of a certain period of time if there are no claims or may be used to satisfy any preacquisition claims in favor of the buyers. As of the end of fiscal 2019, the amounts due based on initial estimates of the resolution of these items are $0.1 million in cash and 108,000 in additional shares of common stock and are accrued as a liability on the balance sheet as of May 25, 2019.

The following table summarizes the consideration paid for Accretive and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Cash	$20,047
Common stock - 1,072,474 shares @ $10.96 (closing price on acquisition date discounted for restriction on sale)	11,754
Total	$31,801

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Accounts receivable	$11,360
Prepaid expenses and other current assets	1,084
Intangible assets	15,200
Property and equipment	979
Total identifiable assets	28,623
Accounts payable and accrued expenses	3,637
Accrued salaries and related obligations	4,562
Other current liabilities	148
Total liabilities assumed	8,347
Net identifiable assets acquired	20,276
Goodwill	11,525
Net assets acquired	$31,801

4. Intangible Assets and Goodwill

The following table presents details of our intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of May 25, 2019			As of May 26, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer contracts and relationships (3-8 years)	$14,495	$(3,439)	$11,056	$14,565	$(1,263)	$13,302
Tradenames (3-10 years)	4,407	(1,563)	2,844	4,481	(560)	3,921
Consultant list (3 years)	783	(462)	321	815	(205)	610
Non-compete agreements (3 years)	896	(528)	368	932	(234)	698
Total	$20,581	$(5,992)	$14,589	$20,793	$(2,262)	$18,531

The weighted-average useful lives of the customer contracts and relationships and other are approximately 5.2 and 1.5 years, respectively.

The following table summarizes amortization expense for the years stated (in thousands):

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017

Amortization expense	$3,799	$2,298	$-

The following table presents future estimated amortization expense based on existing intangible assets for the years presented (in thousands):

	Fiscal Years Ending
	2020	2021	2022	2023	2024
Expected amortization expense	$3,770	$2,484	$1,778	$1,778	$1,778

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 25,	May 26,
	2019	2018
Goodwill, beginning of year	$191,950	$171,088
Acquisitions-taskforce (see Note 3)	-	8,749
Acquisitions-Accretive (see Note 3)	-	11,525
Impact of foreign currency exchange rate changes	(1,135)	588
Goodwill, end of period	$190,815	$191,950

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	May 25, 2019	May 26, 2018
Building and land	$14,227	$14,198
Computers, equipment and software	20,042	18,965
Leasehold improvements	22,074	19,802
Furniture	11,260	10,427
	67,603	63,392
Less accumulated depreciation and amortization	(40,971)	(40,979)
	$26,632	$22,413

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

The Company’s borrowings on the Facility were $43.0 million and $63.0 million as of May 25, 2019 and May 26, 2018, respectively. In addition, the Company has $1.3 million and $1.0 million of outstanding letters of credit issued under the Facility as of May 25, 2019 and May 26, 2018, respectively. There was $47.0 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of May 25, 2019. As of May 25, 2019, the interest rates on the Company’s borrowings were 4.1% on each of the three tranches of the Company’s borrowings of $24.0 million, $10.0 million and $9.0 million, respectively, based on a 3-month LIBOR plus 1.5%.

Subsequent to year end, on June 28, 2019, the Company made a $5.0 million principal payment on the Facility.

7. Income Taxes

The following table represents the current and deferred income tax provision for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
Current
Federal	$5,068	$10,785	$10,901
State	2,278	2,829	2,551
Foreign	2,690	(392)	1,472
	10,036	13,222	14,924
Deferred
Federal	5,890	(3,011)	259
State	619	367	62
Foreign	(46)	(515)	(123)
	6,463	(3,159)	198
	$16,499	$10,063	$15,122

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
Domestic	$41,828	$26,774	$32,390
Foreign	6,141	2,115	1,383
	$47,969	$28,889	$33,773

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
Statutory tax rate	21.0%	29.4%	35.0%
State taxes, net of federal benefit	4.9	7.9	5.0
Non-U.S. rate adjustments	1.3	(0.8)	0.1
Stock-based compensation	2.8	4.5	0.7
Long-term net capital gains	(6.1)	10.1	-
Foreign tax credit	9.3	(16.5)	(0.1)
Valuation allowance	(2.8)	(4.3)	1.2
Global Intangible Low-Taxed Income ("GILTI")	1.1	-	-
Permanent items, primarily meals and entertainment	1.4	3.2	2.2
Deferred tax impact of U.S. federal rate changes	0.1	(2.8)	-
Deferred tax impact of foreign rate changes	1.2	3.9	0.5
Other, net	0.2	0.2	0.2
Effective tax rate	34.4%	34.8%	44.8%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of	As of
	May 25,	May 26,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$1,108	$854
Accrued compensation	3,347	3,210
Accrued expenses	2,418	2,311
Stock options and restricted stock	5,541	7,326
Foreign tax credit	498	5,596
Net operating losses	14,489	15,563
Property and equipment	-	1,017
State taxes	208	138
Gross deferred tax asset	27,609	36,015
Valuation allowance	(13,190)	(15,298)
Gross deferred tax asset, net of valuation allowance	14,419	20,717
Deferred tax liabilities:
Property and equipment	(77)	-
Goodwill and intangibles	(17,991)	(17,867)
Net deferred tax asset (liability)	$(3,649)	$2,850

The Company had a net income tax receivable of $1.0 million and income tax payable of $3.3 million as of May 25, 2019 and May 26, 2018, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options, restricted stock awards and shares issued under the Company’s ESPP reduced income taxes payable by $1.8 million and $1.1 million for the years ended May 25, 2019 and May 26, 2018, respectively.

The Company has foreign net operating loss carryforwards of $63.5 million and foreign tax credit carryforwards of $0.5 million. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:	(in thousands)
2020	$1,600
2021	4,200
2022	300
2023	300
2024	2,300
2025-2029	1,200
Unlimited	53,600
$63,500

The following table summarizes the activity in our valuation allowance accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	Ending
	Balance	Operations	Changes	Balance
Years Ended:
May 27, 2017	$15,714	$438	$(181)	$15,971
May 26, 2018	$15,971	$(1,181)	$508	$15,298
May 25, 2019	$15,298	$(1,440)	$(668)	$13,190

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $17.6 million from the Company’s foreign subsidiaries as of May 25, 2019 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of the transition tax and federal dividends received deduction for foreign source earnings provided under the US Tax Cuts and Jobs Act of 2017.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 25,	May 26,
	2019	2018
Unrecognized tax benefits, beginning of year	$42	$42
Gross increases-tax positions in prior period	-	-
Gross decreases-tax positions in prior period	-	-
Gross increases-current period tax positions	-	42
Settlements	-	-
Lapse of statute of limitations	-	(42)
Unrecognized tax benefits, end of year	$42	$42

The Company’s total liability for unrecognized gross tax benefits was $42,000 as of both May 25, 2019 and May 26, 2018, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits include long-term liabilities of $42,000 as of both May 25, 2019 and May 26, 2018; none of the unrecognized tax benefits are short-term liabilities due to the closing of the statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statute of limitations remaining open for fiscal 2016 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2015 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2014 and thereafter.

The Company continues to recognize interest expense and penalties related to income tax as a part of its provision for income taxes. During the current fiscal year, the Company did not accrue for any interest and penalties as a component of the liability for unrecognized tax benefits.

8. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	As of	As of
	May 25,	May 26,
	2019	2018
Accrued salaries and related obligations	$19,667	$22,613
Accrued bonuses	20,645	18,506
Accrued vacation	18,316	17,299
	$58,628	$58,418

9. Concentrations of Credit Risk

The Company currently maintains cash, cash equivalents and short-term investments in commercial paper.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 10% of revenue for the years ended May 25, 2019, May 26, 2018 and May 27, 2017.

10. Stockholders’ Equity

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 25, 2019 and May 26, 2018, there were 31,588,000 and 31,614,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 25, 2019 and May 26, 2018.

Stock Repurchase Program

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 program”) and set an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the years ended May 25, 2019 and May 26, 2018, the Company purchased on the open market approximately 1.8 million and 0.3 million shares of its common stock, respectively, at an average price of $16.17 and $15.95 per share, respectively, for approximately $29.9 million and $5.1 million, respectively. As of May 25, 2019, approximately $90.1 million remains available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a  regular dividend. On April 18, 2019, the board of directors declared a regular quarterly dividend of $0.13 per share of the Company’s common stock. The dividend, paid on June 13, 2019, was accrued in the Consolidated Balance Sheet as of May 25, 2019 for approximately $4.1 million. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the board of directors.

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

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Prior Stock Plans and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, restricted stock units and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. As of May 25, 2019,  1,595,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

The types of awards that may be granted under the 2014 Plan include stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Under the terms of the 2014 Plan, the option price for the incentive stock options (“ISOs”) and nonqualified stock options (“NQSO”) may not be less than the fair market value of the shares of the Company’s stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. Stock options granted under the 2014 Plan and the Prior Stock Plans generally become exercisable over periods of one to four years and expire not more than ten years from the date of grant. The Company predominantly grants NQSOs to employees in the U.S. The Company granted 21,537 and 117,588 shares of restricted stock during the fiscal years ended May 25, 2019 and May 26, 2018, respectively.

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

A summary of the share-based award activity under the 2014 Plan and the Prior Stock Plans follows (amounts in thousands, except weighted average exercise price):

	Share-Based	Number of	Weighted	Weighted Average
	Awards	Shares	Average	Remaining	Aggregate
	Available	Under	Exercise	Contractual Life	Intrinsic
	for Grant	Option	Price	(in years)	Value
Options outstanding at May 26, 2018	2,252	6,869	$15.10	5.50	$12,310
Granted, at fair market value	(1,290)	1,290	18.96
Restricted stock (1)	(54)	-	-
Exercised	-	(1,444)	13.72
Forfeited (2)	241	(240)	15.91
Expired	446	(446)	18.85
Options outstanding at May 25, 2019	1,595	6,029	$15.95	6.06	$5,482
Exercisable at May 25, 2019		3,547	$15.09	4.30	$5,051
Vested and expected to vest at May 25, 2019 (3)		5,789	$15.86	5.93	$5,472

(1)Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2014 Plan.

(2)Amounts represent both stock options and restricted share awards forfeited.

(3)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 2,481,959 and 2,366,237 as of May 25, 2019 and May 26, 2018, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.56 as of May 24, 2019 (the last actual trading day of fiscal 2019), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 25, 2019, May 26, 2018 and May 27, 2017 was $5.2 million, $1.7 million and $1.1 million, respectively. The total estimated fair value of stock options that vested during the years ended May 25, 2019, May 26, 2018 and May 27, 2017 was $5.4 million, $5.1 million and $3.6 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, ESPP stock purchase rights and restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017
Income before income taxes	$(6,570)	$(6,033)	$(6,068)
Net income	$(6,539)	$(5,697)	$(3,962)
Net income per share:
Basic	$(0.21)	$(0.19)	$(0.12)
Diluted	$(0.20)	$(0.18)	$(0.12)

The weighted average estimated fair value per share of employee stock options granted during the years ended May 25, 2019, May 26, 2018 and May 27, 2017 was $4.74,  $3.61 and $3.61, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 25, 2019	May 26, 2018	May 27, 2017
Expected volatility	31.6% - 34.7%	30.3% - 34.5%	34.6% - 38.4%
Risk-free interest rate	3.1% - 3.2%	2.1% - 2.4%	1.3% - 1.6%
Expected dividends	3.2%	3.1%	3.0%
Expected life	5.7 - 8.3 years	5.7 - 8.2 years	5.6 - 8.1 years

As of May 25, 2019, there was $8.3 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 1.83 years.

Total Number
Total Number of Shares
Unvested restricted shares outstanding at May 26, 2018	234,858
Granted	21,537
Vested	(97,017)
Forfeited	(452)
Unvested restricted shares outstanding at May 25, 2019	158,926

Stock-based compensation expense in the tables above includes compensation for restricted shares of $1.7 million, $1.4 million and $0.8 million for the years ended May 25, 2019, May 26, 2018 and May 27, 2017 respectively. At May 25,  2019, there was approximately $2.9 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted-average period of 1.59 years. The Company recognizes compensation expense for only the portion of stock options and restricted shares that are expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

Excess income tax benefits and deficiencies from stock-based compensation are now recognized as a discrete item within the provision for income taxes in the Consolidated Statement of Operations rather than additional paid-in capital in the Consolidated Balance Sheets.

Employee Stock Purchase Plan

On October 23, 2014, the Company’s stockholders approved an amendment to the ESPP to extend the term of the ESPP through October 16, 2024, and to increase the maximum number of shares of the Company’s common stock authorized for issuance under the ESPP by an additional 1.5 million shares to a  total of 5.9 million shares.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 358,000,  339,000 and 359,000 shares of common stock pursuant to the ESPP for the years ended May 25, 2019, May 26, 2018 and May 27, 2017, respectively. There are 221,000 shares of common stock available for issuance under the ESPP as of May 25, 2019.

12. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, at its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 25, 2019, May 26, 2018 and May 27, 2017, the Company contributed approximately $6.4 million,  $5.6 million and $5.1 million, respectively, to the plan as Company matching contributions.

13. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 25,	May 26,	May 27,
	2019	2018	2017

Income taxes paid	$14,229	$10,601	$16,756
Interest paid	$2,440	$1,769	$628
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$2,312	$65	$1,026
Acquisition of taskforce:
Issuance of common stock	$-	$2,602	$-
Liability for contingent consideration	$2,195	$4,289	$-
Acquisition of Accretive:
Issuance of common stock	$-	$11,754	$-
Dividends declared, not paid	$4,105	$3,791	$3,253

14. Commitments and Contingencies

Lease Commitments

At May 25, 2019, the Company had operating leases, expiring at various dates through March 2028, primarily for office premises, vehicles and equipment. At May 25, 2019, the Company had no capital leases. Future minimum rental commitments under operating leases as follows (in thousands):

Operating
Years Ending:	Leases
May 30, 2020	$12,828
May 29, 2021	11,737
May 28, 2022	9,811
May 27, 2023	7,934
May 25, 2024	6,352
Thereafter	6,043
Total	$54,705

Rent expense for the years ended May 25, 2019, May 26, 2018 and May 27, 2017 totaled $15.5 million, $13.7 million and $12.9 million, respectively. Rent expense is recognized on a straight-line basis over the term of the lease, including during any rent holiday periods.

The Company leases approximately 13,000 square feet of the approximately 57,000 square foot Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through fiscal 2025. Rent income for the years ended May 25, 2019, May 26, 2018 and May 27, 2017 totaled $240,000,  $305,000 and $332,000 million, respectively. Under the terms of these operating lease agreements, rental income from such third-party leases is expected to be $414,000,  $368,000,  $306,000,  $226,000 and $232,000 in fiscal 2020 through 2024, respectively, and $78,000 thereafter.

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

	Revenue for the
	Years Ended			Long-Lived Assets (1) as of
	May 25,	May 26,	May 27,	May 25,	May 26,
	2019	2018	2017	2019	2018
United States	$575,641	$510,935	$469,846	$200,385	$198,280
International	153,358	143,194	113,565	31,651	34,614
Total	$728,999	$654,129	$583,411	$232,036	$232,894

 (1)Long-lived assets are comprised of goodwill, intangible assets and property and equipment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 25, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 25, 2019.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 25, 2019.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 25, 2019, as stated in their report which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 25, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Resources Connection, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 25, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 25, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 25, 2019 and May 26, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 25, 2019, and our report dated July 19, 2019, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

July 19, 2019

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Director

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

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2019, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2019,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “BOARD OF DIRECTORS — DIRECTOR COMPENSATION — FISCAL 2019,” in each case, in the Company’s proxy statement related to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2019, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2019, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 25, 2019:

Number of Securities
Remaining Available
	Number of Securities		Weighted Average		for Future Issuance
	to Be Issued Upon		Exercise Price of		Under Equity
	Exercise of		Outstanding		Compensation Plans
	Outstanding Options,		Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,028,841	(1)	$15.95	(2)	1,816,514	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	6,028,841		$15.95		1,816,514

(1)    This amount includes 6,028,841 shares of our common stock subject to stock options outstanding of 3,706,343 under our 2014 Performance Incentive Plan and 2,322,498 shares of our common stock under our 2004 Performance Incentive Plan but does not include 158,926 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan.

(2)    This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards issued under our 2014 Performance Incentive Plan.

(3)    Consists of 221,480 shares available for issuance under the Company’s ESPP and 1,595,034 shares available for issuance under the Company’s 2014 Performance Incentive Plan. Shares available under the 2014 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “BOARD OF DIRECTORS — POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2019, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2020” in the proxy statement related to the Company’s 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2019, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  1.  Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 25, 2019 and May 26, 2018

Consolidated Statements of Operations for each of the three years in the period ended May 25, 2019

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 25, 2019

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 25, 2019

Consolidated Statements of Cash Flows for each of the three years in the period ended May 25, 2019

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

4.2*	Description of Resources Connection, Inc.’s Capital Stock
10.1+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).
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
10.7+

Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.8

Resources Connection, Inc. 2014 Performance Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.9+

Resources Connection, Inc. 2014 Performance Incentive Plan - Canada Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.10+

Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (Netherlands) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

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

10.22

Amendment No. 4 to Credit Agreement, dated May 28, 2018, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.23+	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2017).
10.24*+	Employment Agreement, effective April 3, 2019, between Tim Brackney and Resources Connection, Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Rule 1350 Certification of Chief Executive Officer.
32.2**	Rule 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.

______________

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.

Not applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/ S / HERBERT M. MUELLER
Herbert M. Mueller
Chief Financial Officer

Date: July 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / KATE W. DUCHENE	President, Chief Executive Officer and Director	July 19, 2019
Kate W. Duchene	(Principal Executive Officer)

/ S / HERBERT M. MUELLER	Chief Financial Officer and Executive Vice President	July 19, 2019
Herbert M. Mueller	(Principal Financial Officer and Principal Accounting Officer)

/ S / ANTHONY CHERBAK	Director	July 19, 2019
Anthony Cherbak

/ S / SUSAN J. CRAWFORD	Director	July 19, 2019
Susan J. Crawford

/ S / NEIL DIMICK	Director	July 19, 2019
Neil Dimick

/ S / ROBERT KISTINGER	Director	July 19, 2019
Robert Kistinger

/ S / DONALD B. MURRAY	Executive Chairman and Director	July 19, 2019
Donald B. Murray

/ S / A. ROBERT PISANO	Director	July 19, 2019
A. Robert Pisano

/ S / ANNE SHIH	Director	July 19, 2019
Anne Shih

/ S / JOLENE SYKES SARKIS	Director	July 19, 2019
Jolene Sykes Sarkis

/ S / MARCO VON MALTZAN	Director	July 19, 2019
Marco von Maltzan

/ S / MICHAEL H. WARGOTZ	Director	July 19, 2019
Michael H. Wargotz