Form 10-Q
period 2019-08-24
RESOURCES CONNECTION INC
filed 2019-10-03
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No   ☒

As of September 30, 2019, there were approximately 32,027,156 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	August 24,	May 25,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$45,723	$43,045
Short-term investments	-	5,981
Trade accounts receivable, net of allowance for doubtful accounts of
$2,719 and $2,520 as of August 24, 2019 and May 25, 2019, respectively	129,569	133,304
Prepaid expenses and other current assets	7,388	7,103
Income taxes receivable	699	2,224
Total current assets	183,379	191,657
Goodwill	216,420	190,815
Intangible assets, net	25,770	14,589
Property and equipment, net	25,874	26,632
Operating right-of-use assets	40,198	-
Deferred income taxes	1,493	1,497
Other assets	3,477	3,180
Total assets	$496,611	$428,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,763	$21,634
Accrued salaries and related obligations	38,809	58,628
Operating lease liabilities, current	11,393	-
Other liabilities	16,060	11,154
Total current liabilities	89,025	91,416
Long-term debt	73,000	43,000
Operating lease liabilities, noncurrent	35,655	-
Deferred income taxes	5,050	5,146
Other long-term liabilities	5,450	6,412
Total liabilities	208,180	145,974
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 63,436 and
63,054 shares issued, and 31,970 and 31,588 shares outstanding as of
August 24, 2019 and May 25, 2019, respectively	634	631
Additional paid-in capital	466,481	460,226
Accumulated other comprehensive loss	(13,274)	(12,588)
Retained earnings	350,693	350,230
Treasury stock at cost, 31,466 shares as of
August 24, 2019 and May 25, 2019	(516,103)	(516,103)
Total stockholders’ equity	288,431	282,396
Total liabilities and stockholders’ equity	$496,611	$428,370

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 24,	August 25,
	2019	2018
Revenue	$172,225	$178,558
Direct cost of services, primarily payroll and related taxes for professional
services employees	104,722	110,407
Gross margin	67,503	68,151
Selling, general and administrative expenses	56,978	56,366
Amortization of intangible assets	1,094	955
Depreciation expense	1,369	1,069
Income from operations	8,062	9,761
Interest expense	482	526
Income before provision for income taxes	7,580	9,235
Provision for income taxes	2,641	3,494
Net income	$4,939	$5,741
Net income per common share:
Basic	$0.16	$0.18
Diluted	$0.15	$0.18
Weighted average common shares outstanding:
Basic	31,788	31,742
Diluted	32,267	32,468
Cash dividends declared per common share	$0.14	$0.13

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 24,	August 25,
	2019	2018
COMPREHENSIVE INCOME:
Net income	$4,939	$5,741
Foreign currency translation adjustment, net of tax	(686)	(602)
Total comprehensive income	$4,253	$5,139

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	172	1	2,250					2,251
Stock-based compensation expense			1,408					1,408
Issuance of common stock under Employee
Stock Purchase Plan	215	2	2,597					2,599
Cancellation of restricted stock	(5)	-	-					-
Cash dividends declared ($0.14 per share)							(4,476)	(4,476)
Currency translation adjustment						(686)		(686)
Net income for the three months ended
August 24, 2019							4,939	4,939
Balances as of August 24, 2019	63,436	$634	$466,481	31,466	$(516,103)	$(13,274)	$350,693	$288,431

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 24,	August 25,
	2019	2018
Cash flows from operating activities:
Net income	$4,939	$5,741
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,463	2,024
Stock-based compensation expense	1,515	1,361
Contingent consideration adjustment	(131)	97
Loss on disposal of assets	7	4
Bad debt expense	471	487
Deferred income taxes	(246)	3,997
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	6,288	(8,367)
Prepaid expenses and other current assets	(236)	413
Income taxes	1,364	(1,445)
Other assets	940	(483)
Accounts payable and accrued expenses	(1,727)	(1,182)
Accrued salaries and related obligations	(20,082)	(20,163)
Other liabilities	1,397	915
Net cash used in operating activities	(3,038)	(16,601)
Cash flows from investing activities:
Redemption of short-term investments	5,981	-
Acquisition of Veracity, net of cash acquired of $2.1 million	(30,293)	-
Purchase of property and equipment	(510)	(1,073)
Net cash used in investing activities	(24,822)	(1,073)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,251	2,409
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,599	2,178
Purchase of common stock	-	(7,462)
Proceeds from Revolving Credit Facility	35,000	-
Repayment on Revolving Credit Facility	(5,000)	(5,000)
Cash dividends paid	(4,106)	(3,792)
Net cash provided by (used in) financing activities	30,744	(11,667)
Effect of exchange rate changes on cash	(206)	(76)
Net increase (decrease) in cash	2,678	(29,417)
Cash and cash equivalents at beginning of period	43,045	56,470
Cash and cash equivalents at end of period	$45,723	$27,053

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended August 24, 2019 and August 25, 2018

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for its clients, the Company specializes in solving today’s most pressing business problems across the enterprise in the areas of Business Strategy & Transformation, Finance & Accounting, Risk & Compliance and Technology & Digital Innovation. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May.  The first quarters of fiscal 2020 and 2019 each consisted of 13 weeks.  The Company’s fiscal 2020 will consist of 53 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended August 24, 2019 and August 25, 2018 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods.  The fiscal 2019 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended May 25, 2019, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2019 Form 10-K”) which was filed with the SEC on July 19, 2019 (File No. 000-32113).

The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in the Fiscal Year 2019 Form 10-K. The Company has reviewed its accounting policies, identifying those that it believes to be critical to the preparation and understanding of its consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of the Fiscal Year 2019 Form 10-K for a detailed description of these policies and their potential effects on the Company’s results of operations and financial condition.

•	Allowance for doubtful accounts
•	Income taxes
•	Revenue recognition
•	Stock-based compensation
•	Valuation of long-lived assets
•	Business combinations

Except for the adoption of Accounting Standards Codification (“ASC”) 842 as described below, the Company did not adopt any changes in the fiscal quarter ended August 24, 2019 that had a material effect on these critical accounting policies.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 24,	August 25,
	2019	2018

Net income	$4,939	$5,741
Basic:
Weighted average shares	31,788	31,742
Diluted:
Weighted average shares	31,788	31,742
Potentially dilutive shares	479	726
Total dilutive shares	32,267	32,468
Net income per common share:
Basic	$0.16	$0.18
Dilutive	$0.15	$0.18
Anti-dilutive shares not included above	3,345	2,975

Recent Accounting Pronouncements

Effective as of the beginning of fiscal year 2020,  the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases). The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the guidance on May 26, 2019 using the modified retrospective method without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with ASC 840 - Leases. The Company utilized the available practical expedient that allowed the Company to not reassess whether existing contracts contain a lease under the new definition of a lease, the lease classification for existing leases, whether previously capitalized initial direct costs would qualify for capitalization under the new guidance and recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a ROU asset or operating lease liability.

The adoption of this guidance had a material impact on the Consolidated Balance Sheet as of August 24, 2019 due to the recognition of right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The adoption of the guidance had an immaterial impact on the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the three months ended August 24, 2019.

Additional information and disclosures required by the new standard are contained in Note 5, Leases.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations, financial position or cash flows.

3. Acquisition and Divestiture

Acquisition of Veracity

On July 31, 2019, the Company acquired Veracity Consulting Group, LLC (“Veracity”), a fast-growing, digital transformation firm based in Richmond, Virginia, that delivers innovative solutions to the Fortune 500 and leading healthcare organizations. The acquisition of Veracity is a step in accelerating the Company’s stated objective to enhance its digital capabilities and allows the Company to offer comprehensive end-to-end solutions to its clients by combining Veracity’s customer-facing offerings with the Company’s depth of experience in transforming the back office. The Company paid initial cash consideration of $30.3 million (net of $2.1 million cash acquired).  The initial consideration is subject to final adjustments for the impact of the Internal Revenue Code Section 338(h)(10) joint election between the Company and former owners of Veracity and working capital as defined in the purchase agreement.

In addition, the purchase agreement requires earn-out payments to be made based on performance after each of the first and second anniversary from the acquisition date.  The Company is obligated to pay the former owners of Veracity contingent consideration if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements  are achieved. The Company determined the fair value of the contingent consideration as of the acquisition date using Monte Carlo simulation modeling and the application of an appropriate discount rate (Level 3 fair value). The current estimated fair value of the contractual obligation to pay the contingent consideration amounted to $10.4 million and was recorded in other current and long-term liabilities in the Consolidated Balance Sheet.  Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations.  The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential EBITDA results and discount rates.  Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

Results of operations of Veracity are included in the Consolidated Statements of Operation from the date of acquisition. Veracity contributed $1.4 million to consolidated revenue and $0.3 million to income from operations in the first quarter of fiscal 2020.  During the three months ended August 24, 2019, the Company incurred $0.6 million in acquisition costs that were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

In accordance with ASC 805, the Company made an initial allocation of the purchase price for Veracity based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s initial purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets consisting of $11.0 million for customer relationships (amortized over 7 years), $0.7 million for backlog (amortized over 17 months) and $0.6 million for tradenames (amortized over 3 years). The Company also provisionally recorded $25.8 million of goodwill.

The following table summarizes the consideration for the acquisition of Veracity and the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred (in thousands):

Cash	$32,349
Estimated initial contingent consideration	10,400
Total	$42,749

Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,056
Accounts receivable	3,413
Prepaid expenses and other current assets	116
Intangible assets	12,290
Property and equipment	121
Total identifiable assets	17,996
Accounts payable	316
Accrued expenses and other current liabilities	712
Total liabilities assumed	1,028
Net identifiable assets acquired	16,968
Goodwill	25,781
Net assets acquired	$42,749

The purchase price allocation described above is preliminary, preliminary with respect to the valuation of intangible assets acquired, goodwill, tax related matters, and the amount of contingent consideration. A final determination of fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. As of the acquisition date, the gross contractual amount of accounts receivable of $3.4 million was expected to be fully collected.

Divestiture and other exit activities

On August 20, 2019, the Company signed an agreement to divest its business (including certain assets and liabilities) in its foreign subsidiary, Resources Global Professionals Sweden AB, to Capacent Holding AB (publ), a Swedish public company, for SEK558,120 (approximately $57,000) in cash. The divestiture closed on September 2, 2019. In addition, the Company closed its office in Belgium during the three months ended August 24, 2019. Both the Company’s Sweden and Belgium offices were operated as non-strategic components of the Company’s European operations. Total divestiture and exit costs related to the Sweden and Belgium offices of $0.7 million were accrued in the Company’s Consolidated Balance Sheet as of August 24, 2019.

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization (amounts in thousands):

	As of August 24, 2019			As of May 25, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$26,215	$(4,121)	$22,094	$14,495	$(3,439)	$11,056
Tradenames (3-10 years)	4,956	(1,824)	3,132	4,407	(1,563)	2,844
Consultant list (3 years)	779	(525)	254	783	(462)	321
Non-compete agreements (3 years)	890	(600)	290	896	(528)	368
Total	$32,840	$(7,070)	$25,770	$20,581	$(5,992)	$14,589

The Company recorded amortization expense of $1.1 million and $1.0 million for the three months ended August 24, 2019 and August 25, 2018, respectively.  The three-month period ended August 24, 2019 included approximately $151,000 representing three weeks of amortization of intangible assets acquired from Veracity.  Future estimated intangible asset amortization expense (based on existing intangible assets) is $5.6 million, $4.5 million, $3.5 million, $3.4 million and $3.3 million for the years ending May 30, 2020, May 29, 2021, May 28, 2022, May 27, 2023 and May 25, 2024, respectively.  The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	August 24,	August 25,
	2019	2018
Goodwill, beginning of year	$190,815	$191,950
Acquisitions-Veracity (see Note 3)	25,781	-
Impact of foreign currency exchange rate changes	(176)	(116)
Goodwill, end of period	$216,420	$191,834

5. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2028. Operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses and real estate taxes applicable to the property.  Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. No lease agreements contain any residual value guarantees or material restrictive covenants.

Certain of the Company's leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates lease renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

The Company measures the lease liability for each leased asset at the present value of lease payments, as defined in ASC 842, discounted using an incremental borrowing rate. As most of the Company’s leases do not provide an implicit interest rate, the Company utilizes its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. The Company has a centrally managed treasury function; therefore, a portfolio approach is applied in determining the incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment. The Company’s right-of-use assets are equal to the lease liabilities, adjusted for lease incentives received, including tenant improvement allowances, deferred rent, and prepayments made to the lessor.

Lease cost components included within selling, general and administrative expenses in the Consolidated Statement of Operations were as follows (in thousands):

Three months ended
August 24, 2019
Operating lease cost	$3,080
Short-term lease cost	78
Variable lease cost	604
Sublease income	(121)
Total lease cost	$3,641

Supplemental cash flow information related to the Company's operating leases were as follows (in thousands):

Three months ended
August 24, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,329
Right-of-use assets obtained in exchange for lease obligations	$1,460

The weighted average remaining lease term and weighted average discount rate for our operating leases were as follows:

As of
August 24, 2019
Weighted average remaining lease term	4.8 years
Weighted average discount rate	4.12%

The maturities of operating lease liabilities were as follows as of August 24, 2019 (in thousands):

Operating Lease Maturity
2020 (excluding the three months ended August 24, 2019)	$9,837
2021	12,135
2022	10,331
2023	7,766
2024	6,305
Thereafter	5,912
Total lease payments	$52,286

6. Income Taxes

The Company’s provision for income taxes was $2.6 million (effective tax rate of approximately 35%) and $3.5 million (effective tax rate of approximately 38%) for the three months ended August 24, 2019 and August 25, 2018, respectively.  The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three months ended August 24, 2019 and August 25, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates.  The provision for income taxes decreased for the three months ended August 24, 2019 compared to the prior year quarter because of lower global income. The effective rate decreased for the three months ended August 24, 2019 compared to the prior year quarter because of fewer stock option expirations.

The Company recognized a  tax benefit of approximately $0.4 million and a tax expense of $0.1 million during the first quarter of fiscal 2020 and fiscal 2019, respectively, related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the Employee Stock Purchase Plan (“ESPP”).

7. Long-Term Debt

The Company has a $120 million secured revolving credit facility (“Facility”) with Bank of America, consisting of (i) a $90 million revolving loan facility (“Revolving Loan”), which includes a $5 million sublimit for the issuance of standby letters of credit, and (ii) a $30 million reducing revolving loan facility (“Reducing Revolving Loan”), any amounts of which may not be reborrowed after being repaid.  The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases.  The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their respective domestic subsidiaries, subject to certain customary exclusions.  Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin of 0.25% or 0.50%, with the applicable margin depending on the Company's consolidated leverage ratio.  The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%.  The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio.  The Facility expires October 17, 2021.

The Facility contains both affirmative and negative covenants.  Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make disposition of assets.  In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio.  The Company was in compliance with all financial covenants under the Facility as of August 24, 2019.

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

The Company’s borrowings on the Facility were $73.0 million as of August 24, 2019, all of which were under the Revolving Loan.  In addition, the Company had $1.3 million of outstanding letters of credit issued under the Revolving Loan as of August 24, 2019.  The Company has $15.7 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of August 24, 2019.  As of August 24, 2019, the interest rate on the Company’s borrowings were as follows (amounts in thousands, except percentages):

Principal Balance	Base Rate	Libor Rate		Interest Rate
$4,000	1.50%	3-month	2.33%	3.83%
10,000	1.50%	3-month	2.18%	3.68%
24,000	1.50%	6-month	2.21%	3.71%
35,000	1.50%	6-month	2.26%	3.76%
$73,000

8. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million.  Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.  The Company did not repurchase shares during the three months ended August 24, 2019.  As of August 24, 2019,  approximately $90.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

9. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Three Months Ended
	August 24,	August 25,
	2019	2018
Income taxes paid	$1,432	$844
Interest paid	$477	$607
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$-	$203
Acquisition of Veracity:
Liability for contingent consideration	$10,400	$-
Dividends declared, not paid	$4,476	$4,095

10. Stock-Based Compensation Plans

Stock Options and Restricted Stock

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the Company’s 2014 Performance Incentive Plan (the “2014 Plan”) equals the sum of: (1) 2,400,000 shares, plus (2) the number of shares subject to stock options granted under the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (together the “Prior Stock Plans”) and outstanding as of September 3, 2014 (the date at which the Prior Stock Plans terminated), which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of shares subject to restricted stock, RSUs and other full-value awards granted under the Prior Stock Plans that were outstanding and unvested as of September 3, 2014, which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested.  As of August 24, 2019, 1,736,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in (2) and (3) above and subject to increase as then-outstanding awards expire or terminate without having become vested or exercised, as applicable.

Awards under the 2014 Plan may include, but are not limited to, stock options, RSUs and restricted stock grants, including restricted stock units under the Company’s Directors Deferred Compensation Plan. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant.  Restricted stock award vesting is determined on an individual grant basis.  Awards of restricted stock under the 2014 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award.  The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

The following table summarizes the stock option activity for the three months ended August 24, 2019 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 25, 2019	6,029	$15.95	6.06	$5,482
Exercised	(172)	13.13
Forfeited	(103)	17.27
Expired	(25)	18.22
Outstanding at August 24, 2019	5,729	$16.00	5.81	$7,454
Exercisable at August 24, 2019	3,351	$15.17	4.04	$6,300
Vested and expected to vest at August 24, 2019	5,544	$15.93	5.71	$7,425

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2020 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on August 24, 2019.  This amount will change based on changes in the fair market value of the Company’s common stock.  The total pre-tax intrinsic value related to stock options exercised during the three months ended August 24, 2019 and August 25, 2018 was $0.6 million and $0.8 million, respectively.  As of August 24, 2019, there was $7.0 million of total unrecognized compensation cost related to unvested employee stock options granted.  That cost is expected to be recognized over a weighted-average period of 1.8 years.

The Company did not grant any shares of restricted stock during either the three months ended August 24, 2019 or August 25, 2018. As of August 24, 2019, there were 223,032 unvested restricted shares, including stock units under Directors Deferred Compensation Plan, with approximately $2.4 million of remaining unrecognized compensation cost.

Stock-Based Compensation Expense

 Stock-based compensation expense included in selling, general and administrative expenses was $1.5 million and $1.4 million for the three months ended August 24, 2019 and August 25, 2018, respectively.  These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards and stock units credited under the Directors Deferred Compensation Plan.  The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur.  If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods. There were no capitalized share-based compensation costs during the three months ended August 24, 2019 or August 25, 2018.

Employee Stock Purchase Plan

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period.  The ESPP’s term expires October 16, 2024.  A total of 5,900,000 shares of common stock may be issued under the ESPP.  The Company issued 215,000 and 358,000 shares of common stock pursuant to the ESPP during the three months ended August 24, 2019 and the year ended May 25, 2019, respectively. There were 6,000 shares of common stock available for issuance under the ESPP as of August 24, 2019.

11. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S.  The Company operates as one segment.  The accounting policies for the domestic and international operations are the same as those described in Note 2 —  Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Fiscal Year 2019 Form 10-K.  Summarized information regarding the Company’s domestic and international operations is shown in the following table (amounts in thousands):

	Revenue for the
	Three Months Ended		Long-Lived Assets (1) as of
	August 24,	August 25,	August 24,	May 25,
	2019	2018	2019	2019
United States	$136,997	$141,229	$270,716	$200,385
International	35,228	37,329	38,666	31,651
Total	$172,225	$178,558	$309,382	$232,036

 (1)Long-lived assets are comprised of goodwill, intangible assets and property and equipment.  Long-lived assets as of August 24, 2019 included the Company’s  operating right-of-use assets which were added as a result of the Company’s adoption of ASC 842 Leases.  See note 5 — Leases.

12. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business.  In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes.  This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to expectations concerning matters that are not historical facts.  Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology.  These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements.  You are urged to review carefully the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included our Annual Report on Form 10-K for the year ended May 25, 2019 (File No. 000-32113) and our other public filings made with the Securities and Exchange Commission (“SEC”).  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results.  Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing.  We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so.  References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of Business Strategy & Transformation, Finance & Accounting, Risk & Compliance and Technology & Digital Innovation. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients, consultants and partners’ success.

RGP was founded in 1996 to help finance executives with operational and special project needs. Our first-to-market, agile human capital model quickly aligns the right resources for the work at hand with speed and efficiency. Our pioneering approach to workforce strategy uniquely positions us to support our clients on their transformation journeys. With more than 3,800 professionals, we annually engage with over 2,400 clients around the world from more than 70 practice offices.

To achieve our objective of being the premier provider of agile consulting services for companies facing transformation, change and compliance challenges, we have developed the following business strategies:

•

Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants who are committed to solving problems.

•

Maintain our distinctive culture.  Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. We believe our culture, “LIFE AT RGP”, representing Loyalty, Integrity, Focus, Enthusiasm, Accountability and Talent, has created a circle of quality; our culture is instrumental to our success in hiring and retaining highly qualified employees who, in turn, attract quality clients.

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

•

Build the RGP brand.  We want to be the preferred provider in the future of work. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network. In addition, we have global, regional and local marketing efforts that reinforce the RGP brand.

Through fiscal 2019, we completed various initiatives including cultivating a more robust sales culture, adopting a new operating model for sales, talent and delivery in North America, refreshing the RGP brand, establishing digital innovation functions focused on building and commercializing our digital engagement platform, enhancing our consulting capabilities in the digital transformation space, and building and commercializing digital product offerings.

To achieve a more robust sales culture, we aligned our sales process using tools such as Salesforce.com, established an enterprise-wide business development function, and implemented a new incentive compensation program for individuals focused on profitable revenue generation and gross margin. Finally, to complete this initiative, we expanded our Strategic Client Program, which involves dedicated account teams for certain high-profile clients with global operations.

Under the new operating model in North America, we realigned reporting relationships, largely defined by functional area rather than on an office location basis. We reorganized our Advisory and Project Services function, a team of seller-doer professionals whose primary responsibility is to shepherd sales pursuits and engagement delivery on our more complex projects. We believe this team deepens the scoping conversation, achieves value-oriented pricing and improves delivery management through greater accountability and a more seamless customer experience. While we believe these efforts have already delivered improved revenue growth and improved customer experience throughout fiscal 2019, we are focused on continued improvement from this initiative into fiscal 2020.

In fiscal 2019, we launched a brand refresh which emphasizes a human centered approach in how we serve our clients and engage with our consultants. We believe the development of our new brand will support future revenue growth.

Our digital innovation initiatives are additional strategic components of our growth. In July 2019, we acquired Veracity Consulting Group, LLC (“Veracity”), a full-service digital transformation firm based in Richmond, Virginia. Veracity delivers innovative solutions to the Fortune 500 and leading healthcare organizations. We believe this acquisition will further our growth objective by allowing us to offer comprehensive end-to-end solutions to clients by combining Veracity’s customer-facing offerings with our depth of experience in implementation (see Note 3 —  Acquisition and Divestiture).

In fiscal 2020, we will continue to focus on our growth strategy by further investing in our brand and digital innovation, as well as further refining our operating model and optimizing our systems and structure. After a thorough review of our European operations, we divested our business in Resources Global Professionals Sweden AB (“RGP Sweden”) and closed our office in Belgium during the first quarter of fiscal 2020 (see Note 3 —  Acquisition and Divestiture).

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

Except for the adoption of Accounting Standards Codification (“ASC”) 842 as described in Item 1,  Note 2 —  Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described in our Annual Report on Form 10-K for the year ended May 25, 2019.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data.  These historical results are not necessarily indicative of future results.

	Three Months Ended
	August 24,	August 25,
	2019	2018
	(Amounts in thousands)
Revenue	$172,225	$178,558
Direct cost of services	104,722	110,407
Gross margin	67,503	68,151
Selling, general and administrative expenses	56,978	56,366
Amortization of intangible assets	1,094	955
Depreciation expense	1,369	1,069
Income from operations	8,062	9,761
Interest expense	482	526
Income before provision for income taxes	7,580	9,235
Provision for income taxes	2,641	3,494
Net income	$4,939	$5,741

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

	Three Months Ended
	August 24,	August 25,
	2019	2018
	(Amounts in thousands, except percentages)
Net income	$4,939	$5,741
Adjustments:
Amortization of intangible assets	1,094	955
Depreciation expense	1,369	1,069
Interest expense	482	526
Provision for income taxes	2,641	3,494
Stock-based compensation expense	1,515	1,361
Contingent consideration adjustment	(131)	97
Adjusted EBITDA	$11,909	$13,243
Revenue	$172,225	$178,558
Adjusted EBITDA Margin	6.9%	7.4%

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

Three Months Ended August 24, 2019 Compared to Three Months Ended August 25, 2018

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $6.3 million, or 3.6%, to $172.2 million for the three months ended August 24, 2019 from $178.6 million for the three months ended August 25, 2018.  On a constant currency basis, revenue decreased 3.0%.  Revenue in the first quarter of fiscal 2020 included $1.4 million of revenue in North America attributable to Veracity.  Excluding the revenue from Veracity, revenue decreased $7.7 million, or 4.3%, compared to the prior year quarter.

We deliver our services to clients, whether multi-national or locally based, in a similar fashion across the globe.  Bill rates decreased 1.6% (the same on a constant currency basis) and hours worked decreased 2.2% between the two periods.  We believe the decrease in revenue for the first quarter of fiscal 2020 as compared to the prior year quarter reflects the impact of reduced client demand in the Nordics as well as the wind-down of technical accounting implementation projects.

As presented in the table below, revenue decreased in the first quarter of fiscal 2020 compared to the same quarter of fiscal 2019 in North America and Europe while revenue increased in Asia Pacific (dollars in thousands):

	Revenue for the
	Three Months Ended
	August 24,		August 25,		%
	2019		2018		Change

North America	$140,376	81.5%	$146,171	81.9%	(4.0)%
Europe	18,763	10.9	20,684	11.6	(9.3)%
Asia Pacific	13,086	7.6	11,703	6.5	11.8%
Total	$172,225	100%	$178,558	100%	(3.6)%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar (“U.S. dollar”).  Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period.  Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be higher.  Using the comparable fiscal 2019 first quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $1.0 million in the first quarter of fiscal 2020.  Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue decreased in North America and Europe by 4.0% and 5.5%, respectively, and increased in Asia Pacific by 13.0%.

The number of consultants on assignment as of August 24, 2019 was 3,120 compared to 3,176 consultants engaged as of August 25, 2018.  We operated 73 (24 abroad) offices as of August 24, 2019 and 74 (26 abroad) as of August 25, 2018.

Our clients do not sign long-term contracts with us.  As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services decreased $5.7 million, or 5.1%, to $104.7 million for the three months ended August 24, 2019 from $110.4 million for the three months ended August 25, 2018. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 2.2% in the number of hours worked due to fewer engagement demands as well as a decrease of 3.2% in the average pay rate per hour between the two quarters.

Direct cost of services as a percentage of revenue was 60.8% and 61.8% for the three months ended August 24, 2019 and August 25, 2018, respectively.  The direct cost of services as a percentage of revenue improved in the first quarter of fiscal 2020 primarily due to an improvement in the Company’s bill/pay ratio compared to the prior year period.

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) as a percentage of revenue was 33.1% and 31.6% for the quarters ended August 24, 2019 and August 25, 2018, respectively.  SG&A was $57.0 million for the first quarter of fiscal 2020 and $56.4 million for the comparable prior year period.  The year over year increase is primarily attributable to: (1) $1.4 million in retention bonus and additional payroll and benefit costs from new headcount to support anticipated revenue growth; (2) $1.1 million related to employee severance costs resulting mainly from the divestiture of RGP Sweden;  and (3) $0.6 million of costs incurred related to the acquisition of Veracity. These costs were partially offset by (1) a decrease in transformation and systems implementation costs of $1.0 million, (2) a decrease in commissions and bonuses of $0.8 million due to lower revenue compared to prior year quarter, and (3) a decrease in other expenses of $0.7 million.

Management and administrative headcount was 948 at the end of the first quarter of fiscal 2020 and 885 at the end of the first quarter of fiscal 2019.

Sequential Operations. On a sequential quarter basis, fiscal 2020 first quarter revenues decreased approximately 5.4% (5.3% constant currency), from $182.1 million to $172.2 million.    Excluding Veracity, revenue decreased 6.2% sequentially. We believe first quarter revenue declined primarily because of the Memorial Day and July 4th holidays in the U.S. and summer holiday breaks taken by our consultants.    The impact of those holiday periods is reflected by the 3.9% decrease in hours worked.  In addition, the average bill rates declined 1.6% between the two quarters. The Company’s sequential revenue decreased in North America by 4.5%, Europe by 13.1% and Asia Pacific by 3.5%.  On a constant currency basis, using the comparable fourth quarter fiscal 2019 conversion rates, sequential revenue decreased in North America (4.5%), Europe (12.0%) and Asia Pacific (3.5%).

Direct cost of services as a percentage of revenue was 60.8% and 59.9% in the first quarter of fiscal 2020 and fourth quarter of fiscal 2019, respectively; the increase in the direct cost of services percentage in the first quarter of 2020 is primarily the result of the increase in  holiday pay for consultants for the Memorial Day and July 4th holidays in the U.S. (there were no paid holidays in the fourth quarter of fiscal 2019) while the bill/pay ratio remained the same between the two quarters.

SG&A as a percentage of revenue was 33.1% for the first quarter of fiscal 2020 compared to 31.2% for the fourth quarter of fiscal 2019.  SG&A in the first quarter increased $0.1 million to $57.0 million from $56.9 million in the previous quarter.  The primary reasons for the change were: 1) $0.6 million of costs incurred related to the acquisition of Veracity; 2) $0.5 million of employee severance costs mainly from the divestiture of RGP Sweden; and 3) $0.6 million increase in other expenses.  These costs were partially offset by 1) a $1.1 million decrease in commission and bonus expenses due to lower revenue in first quarter of 2020 compared to the fourth quarter of 2019; and 2) a decrease in transformation and systems implementation costs of $0.5 million.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.1 million and $1.0 million in the first quarter of fiscal 2020 and fiscal 2019, respectively.  The increase in amortization expense is primarily due to the amortization of identifiable intangible assets acquired from Veracity during the first quarter of fiscal 2020.

Depreciation expense was $1.4 million and $1.1 million in the first quarter of fiscal 2020 and fiscal 2019, respectively. The increase is primarily the result of depreciation of our fiscal 2019 investments in new office furniture and fixtures as we transition to an open office footprint to enhance the ability to internally collaborate.

Interest Expense. Interest expense was approximately $0.5 million in the first quarters of fiscal 2020 and fiscal 2019.

Income Taxes.  The Company’s provision for income taxes was $2.6 million (effective tax rate of approximately 35%) and $3.5 million (effective tax rate of approximately 38%) for the three months ended August 24, 2019 and August 25, 2018, respectively.  The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three months ended August 24, 2019 and August 25, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates.  The provision for income taxes decreased for the three months ended August 24, 2019 compared to the prior year quarter because of lower global income. The effective rate decreased for the three months ended August 24, 2019 compared to the prior year quarter because of fewer stock option expirations.

The Company recognized a tax benefit of approximately $0.4 million and a tax expense of $0.1 million during the first quarter of fiscal 2020 and fiscal 2019, respectively, related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP.

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

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future.  Certain factors that could affect our quarterly operating results are described in Part II, Item 1A.—Risk Factors of our Annual Report on Form 10-K for the year ended May 25, 2019.  Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $120 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases.  We have generated annual positive cash flows from operations since inception.  Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions.  As of August 24, 2019, the Company had $45.7 million of cash and cash equivalents including $21.5 million held in international operations.

In  October 2016, we entered into the Facility which is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases.  The Facility allows the Company to choose the interest rate applicable to advances.  Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio.  The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%.  The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio.  The Facility expires October 17, 2021. Additional information regarding the Facility is included in Note 7 — Long Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of August 24, 2019, the Company had borrowings of $73.0 million under the Facility and directed Bank of America to issue approximately $1.3 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees.  As of August 24, 2019, the Company was in compliance with the financial covenants in the Facility.

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

Operating Activities

Operating activities for the three months ended August 24, 2019 used cash of $3.0 million compared to cash used in operating activities of $16.6 million for the three months ended August 25, 2018.  Cash used in operations in the first three months of fiscal 2020 resulted from net income of $4.9 million and non-cash items of $4.1 million.  These amounts were offset by net unfavorable changes in operating assets and liabilities of $12.0 million due primarily to our annual incentive compensation payments to employees.   In the first three months of fiscal 2019, cash used in operations resulted from net income of $5.7 million and non-cash items of $8.0 million. These amounts were offset by net unfavorable changes in operating assets and liabilities of $30.3 million due primarily to the increase in the balance of accounts receivable as of the end of the first quarter of fiscal 2019 reflecting increasing revenue during August 2018, coinciding with settlement of payroll at the end of the quarter and our annual incentive compensation payments to employees.

Investing Activities

Net cash used in investing activities was $24.8 million for the first three months of fiscal 2020, compared to $1.1 million in the comparable prior year period.  The first quarter of fiscal 2020 included cash used to acquire Veracity of approximately $30.3 million, net of cash acquired; the Company did not acquire an entity in the first three months of fiscal 2019.  In the first quarter of fiscal 2020, we redeemed short-term investments of $6.0 million while expenditures for property and equipment decreased $0.5 million.

Financing Activities

Net cash provided by financing activities totaled $30.7 million for the three months ended August 24, 2019 compared to a  use of cash of $11.7 million for the three months ended August 25, 2018.   The Company borrowed an additional $35.0 million to finance the acquisition of Veracity and related costs and made principal repayments of $5.0 million during the first quarter of fiscal 2020.  Net cash provided by financing activities for the three months ended August 24, 2019 included a use of cash for dividends paid on the Company’s common stock of $4.1 million, which were approximately $0.3 million higher than in the comparable period of the prior year.  The change in dividend paid in the current period was caused primarily by an increase in the Company’s dividend accrual rate of $0.01 per common share compared to the prior year.  The Company’s board of directors declared a quarterly cash dividend of $0.14 per common share on July 25, 2019.  The dividend of approximately $4.5 million was paid on September 19, 2019 and is accrued in the Company’s Consolidated Balance Sheet as of August 24, 2019.

The Company did not purchase any shares of common stock on the open market during the first quarter of fiscal 2020. The Company used $7.5 million to purchase approximately 468,000 shares of common stock on the open market during the first three months of fiscal 2019 at a price averaging $15.95 per common share.  Proceeds from the exercise of employee stock options and issuance of shares via the ESPP were approximately $0.3 million higher in fiscal 2020 as compared to the comparable period of fiscal 2019.

As described in Note 3 — Acquisitions and Divestiture, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the purchase agreement for Veracity requires earn-out payments to be made. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated EBITDA.  The estimated fair value of the contingent consideration as of August 24, 2019 was $11.5 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of August 24, 2019,  we had approximately $45.7 million of cash and cash equivalents and $73.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrowing as of August 24, 2019 of $73.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in interest expense for the quarter.

Foreign Currency Exchange Rate Risk. For the three months ended August 24, 2019, approximately 20.5% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 53% of our balances of cash and cash equivalents as of August 24, 2019 were denominated in U.S. dollars. The remaining amount of approximately 47% was comprised primarily of cash balances translated from Euros, Mexican Pesos, British Pound Sterling, Japanese Yen and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 24, 2019.  Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 24, 2019.   There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 24, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2019, which was filed with the Securities and Exchange Commission on July 19, 2019.   See “Risk Factors” in such Annual Report on Form 10-K for a complete description of the material risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not purchase any shares of its common stock during the first quarter of fiscal 2020.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Tony Cherbak Consulting Agreement, dated August 12, 2019, between the Company and Tony Cherbak
10.2*	John Bower Consulting Agreement, dated May 20, 2019, between the Company and John Bower
10.3*	Timothy Brackney Retention Bonus Recovery Agreement, dated August 6, 2019 between the Company and Timothy Brackney
10.4

Severance and General Release Agreement between the Company and Herbert M. Mueller (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019).

10.5	Offer Letter with Jennifer Ryu (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019).
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 3, 2019	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: October 3, 2019	/s/ Jennifer Ryu
Jennifer Ryu
Interim Chief Financial Officer (Principal Financial Officer)