Form 10-Q
period 2019-11-23
RESOURCES CONNECTION INC
filed 2020-01-02
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2019

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

As of December 30, 2019, there were approximately 32,139,918 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	November 23, 2019	May 25, 2019
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$43,033	$43,045
Short-term investments	—	5,981
Trade accounts receivable, net of allowance for doubtful accounts of $2,701 and $2,520 as of November 23, 2019 and May 25, 2019, respectively	137,371	133,304
Prepaid expenses and other current assets	7,725	7,103
Income taxes receivable	1,313	2,224

Total current assets	189,442	191,657
Goodwill	213,332	190,815
Intangible assets, net	23,021	14,589
Property and equipment, net	25,162	26,632
Operating right-of-use assets	39,970	—
Deferred income taxes	1,613	1,497
Other assets	3,812	3,180

Total assets	$496,352	$428,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,057	$21,634
Accrued salaries and related obligations	51,835	58,628
Operating lease liabilities, current	11,203	—
Other liabilities	14,828	11,154

Total current liabilities	97,923	91,416
Long-term debt	54,000	43,000
Operating lease liabilities, noncurrent	35,425	—
Deferred income taxes	4,925	5,146
Other long-term liabilities	3,814	6,412

Total liabilities	196,087	145,974

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 63,604 and 63,054 shares issued, and 32,138 and 31,588 shares outstanding as of November 23, 2019 and May 25, 2019, respectively	636	631
Additional paid-in capital	470,427	460,226
Accumulated other comprehensive loss	(13,226)	(12,588)
Retained earnings	358,531	350,230
Treasury stock at cost, 31,466 shares as of November 23, 2019 and May 25, 2019	(516,103)	(516,103)

Total stockholders’ equity	300,265	282,396

Total liabilities and stockholders’ equity	$496,352	$428,370

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 23,	November 24,	November 23,	November 24,
	2019	2018	2019	2018
Revenue	$184,507	$188,799	$356,732	$367,357
Direct cost of services, primarily payroll and related taxes for professional services employees	110,130	115,378	214,852	225,785

Gross margin	74,377	73,421	141,880	141,572
Selling, general and administrative expenses	53,755	54,959	110,733	111,325
Amortization of intangible assets	1,510	952	2,604	1,907
Depreciation expense	1,424	1,197	2,793	2,266

Income from operations	17,688	16,313	25,750	26,074
Interest expense	551	608	1,033	1,134
Other (income)/expense	(537)	—	(537)	—

Income before provision for income taxes	17,674	15,705	25,254	24,940
Provision for income taxes	5,337	5,141	7,978	8,635

Net income	$12,337	$10,564	$17,276	$16,305

Net income per common share:
Basic	$0.39	$0.33	$0.54	$0.51

Diluted	$0.38	$0.33	$0.54	$0.50

Weighted average common shares outstanding:
Basic	31,984	31,721	31,852	31,731

Diluted	32,369	32,446	32,287	32,457

Cash dividends declared per common share	$0.14	$0.13	$0.28	$0.26

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 23,	November 24,	November 23,	November 24,
	2019	2018	2019	2018
COMPREHENSIVE INCOME:
Net income	$12,337	$10,564	$17,276	$16,305
Foreign currency translation adjustment, net of tax	48	(1,426)	(638)	(2,028)

Total comprehensive income	$12,385	$9,138	$16,638	$14,277

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	172	1	2,250					2,251
Stock-based compensation expense			1,408					1,408
Issuance of common stock under Employee Stock Purchase Plan	215	2	2,597					2,599
Cancellation of restricted stock	(5)	—	—					—
Cash dividends declared ($0.14 per share)							(4,476)	(4,476)
Currency translation adjustment						(686)		(686)
Net income for the three months ended August 24, 2019							4,939	4,939

Balances as of August 24, 2019	63,436	$634	$466,481	31,466	$(516,103)	$(13,274)	$350,693	$288,431

Exercise of stock options	85	1	1,215					1,216
Stock-based compensation expense			1,591					1,591
Cash dividends declared ($0.14 per share)							(4,499)	(4,499)
Issuance of common stock in connection with acquisition of Accretive	83	1	1,140					1,141
Currency translation adjustment						48		48
Net income for the three months ended November 23, 2019							12,337	12,337

Balances as of November 23, 2019	63,604	$636	$470,427	31,466	$(516,103)	$(13,226)	$358,531	$300,265

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825
Exercise of stock options	186	2	2,407					2,409
Stock-based compensation expense			1,327					1,327
Issuance of common stock under Employee Stock Purchase Plan	166	1	2,177					2,178
Purchase of shares				468	(7,462)			(7,462)
Cash dividends declared ($0.13 per share)							(4,095)	(4,095)
Currency translation adjustment						(602)		(602)
Net income for the three months ended August 25, 2018							5,741	5,741

Balances as of August 25, 2018	61,604	$616	$435,489	30,106	$(494,184)	$(10,987)	$337,387	$268,321

Exercise of stock options	565	6	7,998					8,004
Stock-based compensation expense			1,611					1,611
Purchase of shares				339	(5,540)			(5,540)
Cash dividends declared ($0.13 per share)							(4,124)	(4,124)
Currency translation adjustment						(1,426)		(1,426)
Net income for the three months ended November 24, 2018							10,564	10,564

Balances as of November 24, 2018	62,169	$622	$445,098	30,445	$(499,724)	$(12,413)	$343,827	$277,410

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 23,	November 24,
	2019	2018
Cash flows from operating activities:
Net income	$17,276	$16,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,397	4,173
Stock-based compensation expense	3,158	3,013
Contingent consideration adjustment	(262)	(37)
Loss on disposal of assets	66	64
Bad debt expense	616	477
Non-cash benefit	(46)	—
Deferred income taxes	(337)	4,620
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	(1,383)	(17,838)
Prepaid expenses and other current assets	(499)	205
Income taxes	2,070	(3,102)
Other assets	(634)	(1,042)
Accounts payable and accrued expenses	(1,570)	(458)
Accrued salaries and related obligations	(7,380)	(6,121)
Other liabilities	746	1,406

Net cash provided by operating activities	17,218	1,665

Cash flows from investing activities:
Redemption of short-term investments	5,981	—
Proceeds from sale of assets	105	—
Acquisition of Veracity, net of cash acquired of $2.1 million	(30,293)	—
Purchase of property and equipment	(1,264)	(3,408)

Net cash used in investing activities	(25,471)	(3,408)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,467	10,413
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,599	2,178
Purchase of common stock	—	(13,002)
Proceeds from Revolving Credit Facility	35,000	—
Repayment on Revolving Credit Facility	(24,000)	(5,000)
Cash dividends paid	(8,581)	(7,887)

Net cash provided by (used in) financing activities	8,485	(13,298)

Effect of exchange rate changes on cash	(244)	(606)

Net decrease in cash	(12)	(15,647)
Cash and cash equivalents at beginning of period	43,045	56,470

Cash and cash equivalents at end of period	$43,033	$40,823

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended November 23, 2019 and November 24, 2018

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May. The second quarters of fiscal 2020 and 2019 each consisted of 13 weeks. The Company’s fiscal 2020 will consist of 53 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended November 23, 2019 and November 24, 2018 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2019 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Fiscal Year 2019 Form 10-K. The Company has reviewed its accounting policies, identifying those that it believes to be critical to the preparation and understanding of its consolidated financial statements in the list set forth below. See the disclosure under the heading “Critical Accounting Policies” in Item 7 of Part II of the Fiscal Year 2019 Form 10-K for a detailed description of these policies and their potential effects on the Company’s results of operations and financial condition.

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

Net Income Per Share Information

The Company presents both basic and diluted earnings per common share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method for stock options and unvested restricted stock. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options and the amount of compensation cost for future services the Company has not yet recognized. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price per common share over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 23,	November 24,	November 23,	November 24,
	2019	2018	2019	2018
Net income	$12,337	$10,564	$17,276	$16,305

Basic:
Weighted average shares	31,984	31,721	31,852	31,731

Diluted:
Weighted average shares	31,984	31,721	31,852	31,731
Potentially dilutive shares	385	725	435	726

Total dilutive shares	32,369	32,446	32,287	32,457

Net income per common share:
Basic	$0.39	$0.33	$0.54	$0.51
Dilutive	$0.38	$0.33	$0.54	$0.50
Anti-dilutive shares not included above	4,809	3,248	3,684	3,112

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities were $8.3 million and $2.2 million as of November 23, 2019 and May 25, 2019, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is reassessed on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisitions and Dispositions.

The Company’s short-term investments were $6.0 million as of May 25, 2019. The short-term investments represented commercial papers with original contractual maturities between three months and one year and were considered “held-to-maturity” securities. The investments were measured using quoted prices in markets that are not active (Level 2).

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Recent Accounting Pronouncements Adopted

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

The Company adopted the guidance on May 26, 2019 using the modified retrospective method without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with ASC 840 - Leases. The Company utilized the available practical expedient that allowed the Company to not reassess whether existing contracts contain a lease under the new definition of a lease, the lease classification for existing leases, whether previously capitalized initial direct costs would qualify for capitalization under the new guidance and recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-of-use (“ROU”) asset or operating lease liability.

The adoption of this guidance had a material impact on the Consolidated Balance Sheet beginning May 26, 2019 due to the recognition of ROU assets and lease liabilities for the Company’s portfolio of operating leases. The adoption of the guidance had an immaterial impact on the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the three and six months ended November 23, 2019.

Additional information and disclosures required by the new standard are contained in Note 5, Leases.

3. Acquisitions and Dispositions

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

In addition, the purchase agreement requires earn-out payments to be made based on performance after each of the first and second anniversary of the acquisition date. The Company is obligated to pay the former owners of Veracity contingent consideration if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements are achieved. In determining the fair value of the contingent consideration liability, the Company used the Monte Carlo simulation modeling which included the application of an appropriate discount rate (Level 3 fair value). Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

During the quarter ended August 24, 2019, the Company made an initial provisional allocation of the purchase price for Veracity based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill, in accordance with Accounting Standards Codification (“ASC”) 805. The Company’s initial purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets and contingent consideration. During the three months ended November 23, 2019, the Company adjusted the previously reported provisional allocation of the purchase price to reflect new information, which resulted in changes in expected future performance and cash flows as of the acquisition date.

The following table provides a summary of the provisional purchase price allocation previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 24, 2019 and the remeasured purchase price allocation as of the acquisition date:

Fair value of consideration transferred (in thousands):

	As Previously Reported	Adjustments	As Adjusted
Cash	$32,349	$(35)	$32,314
Estimated initial contingent consideration	10,400	(4,110)	6,290

Total	$42,749	$(4,145)	$38,604

Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,056	$—	$2,056
Accounts receivable	3,413	(114)	3,299
Prepaid expenses and other current assets	116	—	116
Intangible assets:
Backlog (17 months useful life)	680	530	1,210
Customer relationships (7 years useful life)	11,050	(1,750)	9,300
Trademarks (3 years useful life)	560	10	570
Property and equipment	121	(4)	117

Total identifiable assets	17,996	(1,328)	16,668

Accounts payable	316	(11)	305
Accrued expenses and other current liabilities	712		712

Total liabilities assumed	1,028	(11)	1,017

Net identifiable assets acquired	16,968	(1,317)	15,651
Goodwill	25,781	(2,828)	22,953

Net assets acquired	$42,749	$(4,145)	$38,604

The remeasured purchase price allocation above may be subject to further adjustments during the measurement period if new information is obtained about facts and circumstances that existed as of the acquisition date. A final determination of fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the stated purchase price allocation. As of the acquisition date, the gross contractual amount of accounts receivable of $3.3 million was expected to be fully collected.

As of November 23, 2019, the Company further estimated the change in fair value of contingent consideration from the remeasured value included in the table above. The resulting increase in fair value was $0.2 million, bringing the contingent consideration liability to $6.4 million as of November 23, 2019, of which $3.1 million was included in Other current liabilities and $3.3 million was included in Long-term liabilities in the Consolidated Balance Sheets. The change in fair value of contingent consideration from the remeasurement was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations for the three months ended November 23, 2019.

Results of operations of Veracity are included in the Consolidated Statements of Operations from the date of acquisition. Veracity contributed $5.8 million and $7.2 million to consolidated revenue and $1.2 million and $1.5 million to income from operations in the three and six months ended November 23, 2019, respectively. During the six months ended November 23, 2019, the Company incurred $0.6 million in acquisition costs which were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

Prior Period Acquisitions

During fiscal 2018, the Company completed two acquisitions: Taskforce – Management on Demand AG (“Taskforce”) and Accretive Solutions, Inc. (“Accretive”). See Note 3 to the consolidated financial statements included in Part II, Item 8 in the Fiscal Year 2019 Form 10-K for additional detail.

During the three and six months ended November 23, 2019, the Company decreased the remaining estimated contingent consideration payment to the sellers of Taskforce by $0.3 million and $0.4 million, respectively. These amounts were included in selling, general and administrative expenses in the Consolidated Statements of Operations for the respective periods.

In addition, during the three months ended November 23, 2019, the Company reached a final settlement on a pre-acquisition claim with the seller of Accretive. As a part of the settlement, the Company issued 82,762 shares of common stock to the seller and received $0.6 million in cash from the escrow. The resulting gain of $0.5 million was included in Other (income) expense in the Consolidated Statements of Operations.

Dispositions

On September 2, 2019, the Company completed the sale of certain assets and liabilities of its foreign subsidiary, Resources Global Professionals Sweden AB, to Capacent Holding AB (publ), a Swedish public company, for SEK1,016,862 (approximately $105,000) in cash, after the final purchase price adjustment, resulting in a loss on sale of assets of approximately $38,000. As a part the sale, the Company transferred the majority of its local customer contracts, the existing office lease as well as all of its employee consultants. The Company expects to continue to serve its global client base in the Sweden market. In addition, during the first quarter of fiscal 2020, the Company substantially exited the Belgium market. The Company expects to complete the remaining exit activities in Belgium during the third quarter of fiscal 2020, including an analysis of the potential tax benefits that may result from the exit activities.

As a result of the foregoing sale of assets and exit activities, the Company incurred costs of approximately $0.7 million for the three and six months ended November 23, 2019, primarily related to employee termination benefits.

Neither the Sweden nor the Belgium markets were considered strategic components of the Company’s operations.

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization (amounts in thousands):

	As of November 23, 2019			As of May 25, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,765	$(4,922)	$18,843	$14,495	$(3,439)	$11,056
Tradenames (3-10 years)	4,946	(2,116)	2,830	4,407	(1,563)	2,844
Backlog (17 months)	1,210	(258)	952	—	—	—
Consultant list (3 years)	770	(585)	185	783	(462)	321
Non-compete agreements (3 years)	880	(669)	211	896	(528)	368

Total	$31,571	$(8,550)	$23,021	$20,581	$(5,992)	$14,589

The Company recorded amortization expense of $1.5 million and $1.0 million for the three months ended November 23, 2019 and November 24, 2018, respectively, and $2.6 million and $1.9 million for the six months ended November 23, 2019 and November 24, 2018, respectively.

The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

	Fiscal Years Ending
	2020	2021	2022	2023	2024
Expected amortization expense	$5,699	$4,506	$3,289	$3,136	$3,100

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	November 23,	November 24,
	2019	2018
Goodwill, beginning of year	$190,815	$191,950
Acquisitions- (see Note 3)	22,953	—
Impact of foreign currency exchange rate changes	(436)	(778)

Goodwill, end of period	$213,332	$191,172

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

Certain of the Company’s leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates lease renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

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

In some instances, the Company subleases excess office space to third party tenants. The Company does not recognize liabilities or ROU assets for leases with an initial term of 12 months or less.

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended	Six Months Ended
	November 23, 2019	November 23, 2019
Operating lease cost	$3,036	$6,116
Short-term lease cost	120	198
Variable lease cost	596	1,200
Sublease income	(185)	(306)

Total lease cost	$3,567	$7,208

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

Six Months Ended
November 23, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,559
Right-of-use assets obtained in exchange for lease obligations	$4,384

The weighted average remaining lease term and weighted average discount rate for our operating leases were as follows:

As of November 23, 2019
Weighted average remaining lease term	4.7 years
Weighted average discount rate	4.12%

The maturities of operating lease liabilities were as follows as of November 23, 2019 (in thousands):

Years Ending:	Operating Lease Maturity
May 30, 2020 (excluding the six months ended November 23, 2019)	$6,492
May 29, 2021	12,412
May 28, 2022	10,711
May 27, 2023	8,378
May 25, 2024	6,913
Thereafter	6,432

Total operating lease payments	$51,338
Less: Imputed interest	(4,710)

Present value of operating lease liabilities	$46,628

6. Income Taxes

The Company’s provision for income taxes was $5.3 million (effective tax rate of approximately 30%) and $5.1 million (effective tax rate of approximately 33%) for the three months ended November 23, 2019 and November 24, 2018, respectively and $8.0 million (effective tax rate of approximately 32%) and $8.6 million (effective tax rate of approximately 35%) for the six months ended November 23, 2019 and November 24, 2018, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three and six months ended November 23, 2019 and November 24, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased while the effective tax rate decreased for the three months ended November 23, 2019 compared to the prior year quarter because of improved global pre-tax income. In the six months ended November 23, 2019, the provision for income taxes decreased as compared to the six months ended November 24, 2018 because of lower international related taxes and fewer stock option expirations.

The Company recognized a tax benefit of approximately $0.3 million and $0.1 million during the second quarters of fiscal 2020 and fiscal 2019, respectively, and a tax benefit of $0.7 million and $0.1 million during the six months of fiscal 2020 and fiscal 2019, respectively, related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the Employee Stock Purchase Plan (“ESPP”).

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

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Facility as of November 23, 2019.

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

The Company’s borrowings on the Facility were $54.0 million as of November 23, 2019, all of which were under the Revolving Loan. In addition, the Company had $1.5 million of outstanding letters of credit issued under the Revolving Loan as of November 23, 2019. The Company has $34.5 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of November 23, 2019. As of November 23, 2019, the interest rate on the Company’s borrowings were as follows (amounts in thousands, except percentages):

Principal Balance	Base Rate	Libor Rate		Interest Rate
$5,000	1.25%	3-month	1.90%	3.15%
25,000	1.25%	6-month	1.93%	3.18%
24,000	1.50%	6-month	2.21%	3.71%
$54,000

8. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. The Company did not repurchase shares during the three or six months ended November 23, 2019. As of November 23, 2019, approximately $90.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On October 15, 2019 the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share. The dividend of approximately $4.5 million was paid on December 10, 2019 to the holders of record on November 12, 2019 and is accrued in the Company’s Consolidated Balance Sheet as of November 23, 2019.

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

9. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Six Months Ended
	November 23,	November 24,
	2019	2018
Income taxes paid	$6,394	$6,778

Interest paid	$1,140	$1,227

Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$59	$255
Acquisition of Veracity:
Liability for contingent consideration	$6,440	$—
Acquisition of Accretive:
Issuance of common stock	$1,141	$—
Dividends declared, not paid	$4,499	$4,124

10. Stock-Based Compensation Plans

General

Executive officers and employees, as well as non-employee directors of the Company and certain consultants and advisors to the Company, are eligible to participate in the Company’s 2014 Performance Incentive Plan (“2014 Plan”). The 2014 Plan was approved by stockholders on October 23, 2014 and replaced and succeeded in its entirety the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan. As of November 23, 2019, 719,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in 2014 Plan.

Awards under the 2014 Plan may include, but are not limited to, stock options, restricted stock units and restricted stock grants, including restricted stock units under the Company’s Directors Deferred Compensation Plan. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. Awards of restricted stock under the 2014 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Stock Options and Restricted Stock

The following table summarizes the stock option activity for the six months ended November 23, 2019 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 25, 2019	6,029	$15.95	6.06	$5,482
Granted, at fair market value	1,278	17.43
Exercised	(257)	13.51
Forfeited	(335)	17.33
Expired	(54)	17.11

Outstanding at November 23, 2019	6,661	$16.25	6.30	$3,841

Exercisable at November 23, 2019	4,067	$15.46	4.44	$3,747

Vested and expected to vest at November 23, 2019	6,311	$16.16	6.06	$3,838

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2020 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on November 23, 2019. This amount will change based on changes in the fair market value of the Company’s common stock. The total pre-tax intrinsic value related to stock options exercised during the three months ended November 23, 2019 and November 24, 2018 was $0.2 million and $2.3 million, respectively, and during the six months ended November 23, 2019 and November 24, 2018 was $0.8 million and $3.1 million, respectively. As of November 23, 2019, there was $10.3 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The Company did not grant any shares of restricted stock during either the six months ended November 23, 2019 or November 24, 2018. As of November 23, 2019, there were 198,032 unvested restricted shares, including stock units under the Directors Deferred Compensation Plan, with approximately $1.9 million of remaining unrecognized compensation cost.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $1.6 million and $1.7 million for the three months ended November 23, 2019 and November 24, 2018, respectively, and $3.2 million and $3.0 million for the six months ended November 23, 2019 and November 24, 2018, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards and stock units credited under the Directors Deferred Compensation Plan. The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods. There were no capitalized share-based compensation costs during the six months ended November 23, 2019 or November 24, 2018.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the 2019 ESPP. The maximum number of shares of the Company’s common stock authorized for issuance under the plan is 1,825,000. The remaining 6,000 unissued shares under the 2014 ESPP are no longer available for issuance.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires July 16, 2029. The Company issued 215,000 and 358,000 shares of common stock pursuant to the ESPP during the six months ended November 23, 2019 and the year ended May 25, 2019, respectively. There were 1,825,000 shares of common stock available for issuance under the ESPP as of November 23, 2019.

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

	Revenue for the Three Months Ended		Revenue for the Six Months Ended		Long-Lived Assets (1) as of
	November 23,	November 24,	November 23,	November 24,	November 23,	May 25,
	2019	2018	2019	2018	2019	2019
United States	$149,051	$148,901	$286,048	$290,130	$262,922	$200,385
International	35,456	39,898	70,684	77,227	38,563	31,651

Total	$184,507	$188,799	$356,732	$367,357	$301,485	$232,036

(1)

Long-lived assets are comprised of goodwill, intangible assets and property and equipment. Long-lived assets as of November 23, 2019 included the Company’s operating right-of-use assets which were added as a result of the Company’s adoption of ASC 842 Leases. See Note 5 — Leases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the “Securities Act of 1933, as amended” (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. You are urged to review carefully the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included our Annual Report on Form 10-K for the year ended May 25, 2019 (File No. 000-32113) and our other public filings made with the Securities and Exchange Commission (“SEC”). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

RGP was founded in 1996 to help finance executives with operational and special project needs. Our first-to-market, agile human capital model quickly aligns the right resources for the work at hand with speed and efficiency. Our pioneering approach to workforce strategy uniquely positions us to support our clients on their transformation journeys. With more than 4,000 professionals, we annually engage with over 2,400 clients around the world from more than 70 practice offices.

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

Our digital innovation initiatives are additional strategic components of our growth. In July 2019, we acquired Veracity Consulting Group, LLC (“Veracity”), a full-service digital transformation firm based in Richmond, Virginia. Veracity delivers innovative solutions to the Fortune 500 and leading healthcare organizations. We believe this acquisition will further our growth objective by allowing us to offer comprehensive end-to-end solutions to clients by combining Veracity’s customer-facing offerings with our depth of experience in implementation (see Note 3 — Acquisitions and Dispositions).

In fiscal 2020, we will continue to focus on our growth strategy by further investing in our brand and digital innovation, as well as further refining our operating model and optimizing our systems and structure. After a thorough review of our European operations, we divested our business in Resources Global Professionals Sweden AB (“RGP Sweden”) and substantially exited the Belgium market during the first quarter of fiscal 2020, The Company expects to complete the remaining exit activities in Belgium during the third quarter of fiscal 2020, including an analysis of the potential tax benefits that may result from the exit activities (see Note 3 — Acquisitions and Dispositions).

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

	Three Months Ended		Six Months Ended
	November 23,	November 24,	November 23,	November 24,
	2019	2018	2019	2018
	(Amounts in thousands)
Revenue	$184,507	$188,799	$356,732	$367,357
Direct cost of services	110,130	115,378	214,852	225,785

Gross margin	74,377	73,421	141,880	141,572
Selling, general and administrative expenses	53,755	54,959	110,733	111,325
Amortization of intangible assets	1,510	952	2,604	1,907
Depreciation expense	1,424	1,197	2,793	2,266

Income from operations	17,688	16,313	25,750	26,074
Interest expense	551	608	1,033	1,134
Other (income)/expense	(537)	—	(537)	—

Income before provision for income taxes	17,674	15,705	25,254	24,940
Provision for income taxes	5,337	5,141	7,978	8,635

Net income	$12,337	$10,564	$17,276	$16,305

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

	Three Months Ended		Six Months Ended
	November 23,	November 24,	November 23,	November 24,
	2019	2018	2019	2018
	(Amounts in thousands, except percentages)
Net income	$12,337	$10,564	$17,276	$16,305
Adjustments:
Amortization of intangible assets	1,510	952	2,604	1,907
Depreciation expense	1,424	1,197	2,793	2,266
Interest expense	551	608	1,033	1,134
Provision for income taxes	5,337	5,141	7,978	8,635
Stock-based compensation expense	1,643	1,652	3,158	3,013
Contingent consideration adjustment	(131)	(130)	(262)	(33)

Adjusted EBITDA	$22,671	$19,984	$34,580	$33,227

Revenue	$184,507	$188,799	$356,732	$367,357

Adjusted EBITDA Margin	12.3%	10.6%	9.7%	9.0%

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

•	We exclude the changes in the fair value of the contingent consideration obligation related to business acquisitions from Adjusted EBITDA; and

•	Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended November 23, 2019 Compared to Three Months Ended November 24, 2018

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $4.3 million, or 2.3%, to $184.5 million for the three months ended November 23, 2019 from $188.8 million for the three months ended November 24, 2018. On a constant currency basis, revenue decreased 1.9%. The decrease in revenue reflects the impact of less hours worked. Total hours worked during the three months ended November 23, 2019 decreased 2.0% compared to prior year quarter, while average bill rates for the three months ended November 23, 2019 had a slight decrease compared to prior year period. The decrease in hours worked in the second quarter of fiscal 2020 reflected the impact of the wind-down of technical accounting implementation projects in North America as well as the exit from the Nordics and Belgium markets, partially offset by the addition of hours worked from Veracity and the favorable impact due to the timing of Thanksgiving holidays.

Revenue in the second quarter of fiscal 2020 included $5.8 million of revenue attributable to Veracity.

As presented in the table below, revenue decreased in the first three months of fiscal 2020 compared to the same period of fiscal 2019 in North America and Europe while revenue increased in Asia Pacific (dollars in thousands):

	Revenue for the Three Months Ended
	November 23,		November 24,		%
	2019		2018		Change
North America	$152,422	82.6%	$153,823	81.5%	(0.9)%
Europe	19,369	10.5	23,163	12.3	(16.4)%
Asia Pacific	12,716	6.9	11,813	6.2	7.6%

Total	$184,507	100%	$188,799	100.0%	(2.3)%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar (“U.S. dollar”). Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2019 second quarter conversion rates, international revenues would have been higher than reported under GAAP by approximately $0.7 million in the second quarter of fiscal 2020. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue decreased in North America and Europe by 0.9% and 13.1%, respectively, and increased in Asia Pacific by 7.1% during the second quarter of fiscal 2020.

The number of consultants on assignment as of November 23, 2019 was 3,072 compared to 3,389 consultants engaged as of November 25, 2018. We operated 72 (23 abroad) offices as of November 23, 2019 and 74 (26 abroad) as of November 24, 2018.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services decreased $5.3 million, or 4.5%, to $110.1 million for the three months ended November 23, 2019 from $115.4 million for the three months ended November 24, 2018. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 2.0% in the number of hours worked and a decrease of 1.6% in the average pay rate per hour between the two quarters.

Direct cost of services as a percentage of revenue was 59.7% and 61.1% for the three months ended November 23, 2019 and November 24, 2018, respectively. The direct cost of services as a percentage of revenue improved in the second quarter of fiscal 2020 compared to prior year quarter primarily due to an improvement in the Company’s bill/pay ratio as well as a decrease in holiday pay for consultants in the U.S. (second quarter of fiscal 2020 included only Labor Day while the second quarter of fiscal 2019 included Labor Day and Thanksgiving).

Our target direct cost of services percentage is 60% in all of our markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) as a percentage of revenue was 29.1% for both the three months ended November 23, 2019 and November 24, 2018. SG&A was $53.8 million for the second quarter of fiscal 2020 and $55.0 million for the comparable prior year period. The year-over-year decrease is primarily attributable to: (1) a $2.5 million decrease in incentive compensation as a result of the decrease in second quarter revenue, (2) a $0.9 million decrease in business expenses as management continues to closely manage discretionary spend and (3) $0.8 million less in severance expense, partially offset by $2.9 million in additional payroll and benefit costs due to additional headcount related to project delivery and digital transformation efforts, including Veracity.

Management and administrative headcount was 962 at the end of the second quarter of fiscal 2020 and 912 at the end of the second quarter of fiscal 2019.

Sequential Operations. On a sequential quarter basis, fiscal 2020 second quarter revenues increased approximately 7.1% (7.3% constant currency), from $172.2 million to $184.5 million. Second quarter revenue includes a full quarter of Veracity and reflects active pipeline management and business development coupled with fewer holidays in the U.S. as well as seasonal impact (second quarter of fiscal 2020 included Labor Day while the first quarter of fiscal 2020 included Memorial Day and July 4th holidays in the U.S. and summer holiday breaks taken by our consultants), resulting in a 6.2% increase in hours worked. Average bill rates increased 0.8% from the first quarter. The Company’s sequential revenue increased in North America and Europe by 8.6% and 3.2% respectively and decreased in Asia Pacific by 2.8%. On a constant currency basis, using the comparable first quarter fiscal 2020 conversion rates, sequential revenue increased in North America (8.6%), Europe (4.0%) and decreased in Asia Pacific (1.9%). Asia Pacific revenue decreased due to the week-long holidays in both Japan and China, two of the Company’s largest markets in Asia.

Direct cost of services as a percentage of revenue was 59.7% and 60.8% in the second quarter of fiscal 2020 and first quarter of fiscal 2020, respectively. The decrease in the direct cost of services percentage in the second quarter of 2020 is primarily due to a decrease in holiday pay for consultants in the U.S. as a result of fewer holidays (Labor Day in the second quarter of fiscal 2020 compared to the Memorial Day and July 4th holidays in the first quarter) as well as lower payroll taxes.

SG&A as a percentage of revenue was 29.1% for the second quarter of fiscal 2020 compared to 33.1% for the first quarter of fiscal 2020. SG&A in the second quarter decreased $3.2 million to $53.8 million from $57.0 million in the previous quarter. The primary reasons for the decrease were: (1) severance cost of $0.4 million in the first quarter related to a former officer of the Company, (2) $0.7 million of costs related to exit activities in Sweden and Belgium in the first quarter, (3) $0.6 million of acquisition costs related to Veracity in the first quarter, (4) $0.5 million in retention bonuses in the first quarter and (5) a decrease of $0.7 million in business expenses as management continues to closely manage discretionary spend.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.5 million and $1.0 million in the second quarter of fiscal 2020 and fiscal 2019, respectively. The increase in amortization expense is primarily due to the amortization of identifiable intangible assets acquired from Veracity during the first quarter of fiscal 2020.

Depreciation expense was $1.4 million and $1.2 million in the second quarter of fiscal 2020 and fiscal 2019, respectively. The increase is primarily the result of depreciation of our fiscal 2019 investments in new office furniture and fixtures as we transition to an open office footprint to enhance the ability to internally collaborate.

Interest Expense. Interest expense was approximately $0.6 million in the second quarters of fiscal 2020 and fiscal 2019.

Income Taxes. The Company’s provision for income taxes was $5.3 million (effective tax rate of approximately 30%) and $5.1 million (effective tax rate of approximately 33%) for the three months ended November 23, 2019 and November 24, 2018, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the three months ended November 23, 2019 and November 24, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes increased for the three months ended November 23, 2019 compared to the prior year quarter because of improved global income.

The Company recognized a tax benefit of approximately $0.3 million and $0.1 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the second quarter of fiscal 2020 and fiscal 2019, respectively.

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

Six Months Ended November 23, 2019 Compared to Six Months Ended November 24, 2018

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $10.7 million, or 2.9%, to $356.7 million for the six months ended November 23, 2019 from $367.4 million for the six months ended November 24, 2018. On a constant currency basis, revenue decreased 2.4%. Revenue in the first half of fiscal 2020 included $7.2 million of revenue in North America attributable to Veracity and reflected the impact of the Company exiting the Sweden and Belgium markets and the wind-down of technical accounting implementation projects.

As presented in the table below, revenue decreased in the first six months of fiscal 2020 compared to the same period of fiscal 2019 in North America and Europe while revenue increased in Asia Pacific (dollars in thousands):

	Revenue for the Six Months Ended
	November 23,		November 24,		%
	2019		2018		Change
North America	$292,798	82.1%	$299,994	81.7%	(2.4)%
Europe	38,132	10.7	43,847	11.9	(13.0)%
Asia Pacific	25,802	7.2	23,516	6.4	9.7%

Total	$356,732	100.0%	$367,357	100.0%	(2.9)%

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2019 conversion rates, international revenues would have been higher than reported under GAAP by approximately $1.6 million in the first six months of fiscal 2020. Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue decreased in North America and Europe by 2.4% and 9.5%, respectively, and increased in Asia Pacific by 10.0% during the first six months of fiscal 2020.

Direct Cost of Services. Direct cost of services decreased $10.9 million, or 4.8%, to $214.9 million for the six months ended November 23, 2019 from $225.8 million for the six months ended November 24, 2018. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 2.0% in the number of hours worked as well as a decrease of 2.4% in the average pay rate per hour between the two periods.

Direct cost of services as a percentage of revenue was 60.2% and 61.5% for the six months ended November 23, 2019 and November 24, 2018, respectively. The direct cost of services as a percentage of revenue improved in fiscal 2020 primarily due to an improvement in the Company’s bill/pay ratio compared to the prior year period as well as a decrease in holiday pay for consultants due to fewer holidays in the U.S. (first half of fiscal 2020 included two less holidays due to the timing of the Thanksgiving holiday).

Our target direct cost of services percentage is 60% in all our markets.

Selling, General and Administrative Expenses. SG&A as a percentage of revenue was 31.0% and 30.3% for the six months ended November 23, 2019 and November 24, 2018, respectively. SG&A was $110.7 million for the first half of fiscal 2020 and $111.3 million for the comparable prior year period. The year over year decrease is primarily attributable to: (1) a decrease of $3.3 million in incentive compensation expense as a result of the decrease in revenue during the first six months of fiscal 2020, (2) a decrease of $1.3 million in transformation and system implementation costs, and (3) a decrease of $1.2 million in business expenses as management continues to closely manage discretionary spend, partially offset by an increase of $4.3 million in payroll and benefits due to additional headcount related to project delivery and digital transformation efforts, including Veracity and $0.8 million of acquisition costs in the first half of fiscal 2020.

Amortization and Depreciation Expense. Amortization of intangible assets was $2.6 million and $1.9 million in the first six months of fiscal 2020 and fiscal 2019, respectively. The increase in amortization expense is primarily due to the amortization of identifiable intangible assets acquired during the first quarter of fiscal 2020 from Veracity.

Depreciation expense was $2.8 million and $2.3 million in the first six months of fiscal 2020 and fiscal 2019, respectively. The increase is primarily the result of depreciation of our fiscal 2019 investments in new office furniture and fixtures as we transition to an open office footprint to enhance the ability to internally collaborate.

Interest Expense. Interest expense for the first half of fiscal 2020 was approximately $1.0 million compared to $1.1 million in the same period of fiscal 2019.

Income Taxes. The Company’s provision for income taxes was $8.0 million (effective tax rate of approximately 32%) and $8.6 million (effective tax rate of approximately 35%) for the six months ended November 23, 2019 and November 24, 2018, respectively. The Company records tax expense based upon an actual effective tax rate versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the six months ended November 23, 2019 and November 24, 2018 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates. The provision for income taxes decreased for the six months ended November 23, 2019 compared to the prior year quarter because of lower international related taxes and fewer stock expirations.

The Company recognized a tax benefit of approximately $0.7 million and $0.1 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first half of fiscal 2020 and fiscal 2019, respectively.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $120 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. We have generated annual positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. As of November 23, 2019, the Company had $43.0 million of cash and cash equivalents including $26.2 million held in international operations.

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

As of November 23, 2019, the Company had borrowings of $54.0 million under the Facility and directed Bank of America to issue approximately $1.5 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees. As of November 23, 2019, the Company was in compliance with the financial covenants in the Facility.

Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and in systems and technology. In addition, we may consider making strategic acquisitions. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities, increase use of our Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Operating Activities

Operating activities for the six months ended November 23, 2019 provided cash of $17.2 million compared to $1.7 million for the six months ended November 24, 2018. Cash provided by operations in the first six months of fiscal 2020 resulted from net income of $17.3 million and non-cash items of $8.6 million. These amounts were partially offset by a net increase in operating assets and liabilities of $8.7 million primarily due to a decrease in accrued salaries and related obligations. In the first six months of fiscal 2019, cash provided by operations resulted from net income of $16.3 million and non-cash items of $12.3 million, partially offset by an increase in operating assets and liabilities of $27.0 million primarily related to an increase in accounts receivable and a decrease in accrued salary and related obligations.

Investing Activities

Net cash used in investing activities was $25.5 million for the first six months of fiscal 2020, compared to $3.4 million in the comparable prior year period. The Company used $30.3 million of cash (net of cash acquired) to acquire Veracity. There were no acquisitions in the first six months of fiscal 2019. In the first half of fiscal 2020, we redeemed short-term investments of $6.0 million and purchased $2.1 million less property and equipment compared to the first half of fiscal 2019.

Financing Activities

The primary sources of cash in financing activities are borrowings under the Company’s revolving credit facility, cash proceeds from the exercise of employee stock options and proceeds from issuance of Employee Stock Purchase Plan (“ESPP”). The primarily uses of cash in financing activities are repayments under the Company revolving credit facility, repurchase of the Company’s common stock and cash dividend payments to shareholders.

Net cash provided by financing activities totaled $8.5 million for the six months ended November 23, 2019 compared to a use of cash of $13.3 million during the six months ended November 24, 2018. Net cash provided by financing activities during the six months ended November 23, 2019 consisted of $6.0 million of proceeds from employee stock option exercises and purchases of shares under the ESPP, and $35.0 million of borrowings to finance the acquisition of Veracity, partially offset by principal repayments of $24.0 million under the revolving credit facility and $8.6 million of cash dividend payments.

Net cash used in financing activities during the six months ended November 24, 2018 consisted of $13.0 million of cash paid to repurchase the Company’s own common stock, a principal repayment of $5.0 million under the revolving credit facility and $7.9 million of cash dividend payments, partially offset by $12.6 million of proceeds from employee stock option exercises and purchases of shares under the ESPP.

The increase in dividends paid was due to an increase in dividends declared from $0.13 per share to $0.14 per share beginning in fiscal 2020.

As described in Note 3 — Acquisitions and Dispositions, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the purchase agreement for Veracity requires earn-out payments to be made. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated EBITDA. The estimated fair value of the contingent consideration as of November 23, 2019 was $6.4 million.

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

As of November 23, 2019, we had approximately $43.0 million of cash and cash equivalents and $54.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to rate risk related to fluctuations in the LIBOR rate primarily; at the current level of borrowing as of November 23, 2019 of $54.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended November 23, 2019, approximately 19.2% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 39% of our balances of cash and cash equivalents as of November 23, 2019 were denominated in U.S. dollars. The remaining amount of approximately 61% was comprised primarily of cash balances translated from Euros, Mexican Pesos, British Pound Sterling, Japanese Yen, Canadian Dollar and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 23, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 23, 2019. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 23, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 14, 2019, in connection with the final settlement of a pre-acquisition claim with the seller of Accretive, the Company issued 82,762 shares of its common stock to certain stockholders of Accretive. The issuance of common stock was not registered under the Securities Act. Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

The Company did not purchase any shares of its common stock during the three months ended November 23, 2019.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 2, 2020	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: January 2, 2020	/s/ Jennifer Ryu
Jennifer Ryu
Interim Chief Financial Officer (Principal Financial Officer)