Form 10-Q
period 2020-02-22
RESOURCES CONNECTION INC
filed 2020-04-02
CIK 1084765

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February  22, 2020

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (714) 430-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common stock, par value $0.01 per share	RGP	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of March 27, 2020, there were approximately 32,144,373 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value per share)

	February 22,	May 25,
	2020	2019
ASSETS		(Audited)
Current assets:
Cash and cash equivalents	$35,944	$43,045
Short-term investments	-	5,981
Trade accounts receivable, net of allowance for doubtful accounts of
$2,560 and $2,520 as of February 22, 2020 and May 25, 2019, respectively	130,908	133,304
Prepaid expenses and other current assets	8,014	7,103
Income taxes receivable	7,123	2,224
Total current assets	181,989	191,657
Goodwill	213,451	190,815
Intangible assets, net	21,623	14,589
Property and equipment, net	24,873	26,632
Operating right-of-use assets	38,176	-
Deferred income taxes	1,686	1,497
Other assets	4,176	3,180
Total assets	$485,974	$428,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,606	$21,634
Accrued salaries and related obligations	47,024	58,628
Operating lease liabilities, current	11,459	-
Other liabilities	13,677	11,154
Total current liabilities	90,766	91,416
Long-term debt	49,000	43,000
Operating lease liabilities, noncurrent	33,317	-
Deferred income taxes	5,997	5,146
Other long-term liabilities	4,092	6,412
Total liabilities	183,172	145,974
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 63,910 and
63,054 shares issued, and 32,144 and 31,588 shares outstanding as of
February 22, 2020 and May 25, 2019, respectively	639	631
Additional paid-in capital	476,032	460,226
Accumulated other comprehensive loss	(13,748)	(12,588)
Retained earnings	360,967	350,230
Treasury stock at cost, 31,766 and 31,466 shares as of
February 22, 2020 and May 25, 2019, respectively	(521,088)	(516,103)
Total stockholders’ equity	302,802	282,396
Total liabilities and stockholders’ equity	$485,974	$428,370

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 22,	February 23,	February 22,	February 23,
	2020	2019	2020	2019
Revenue	$168,052	$179,498	$524,784	$546,855
Direct cost of services, primarily payroll and related taxes for professional
services employees	106,632	111,587	321,484	337,372
Gross margin	61,420	67,911	203,300	209,483
Selling, general and administrative expenses	55,299	55,587	166,032	166,912
Amortization of intangible assets	1,549	948	4,153	2,855
Depreciation expense	1,120	1,163	3,913	3,429
Income from operations	3,452	10,213	29,202	36,287
Interest expense	493	595	1,526	1,729
Other (income)/expense	-	-	(537)	-
Income before income tax (benefit) expense	2,959	9,618	28,213	34,558
Income tax (benefit) expense	(3,983)	3,822	3,995	12,457
Net income	$6,942	$5,796	$24,218	$22,101
Net income per common share:
Basic	$0.22	$0.18	$0.76	$0.70
Diluted	$0.21	$0.18	$0.75	$0.68
Weighted average common shares outstanding:
Basic	32,159	31,890	31,954	31,784
Diluted	32,498	32,370	32,350	32,428
Cash dividends declared per common share	$0.14	$0.13	$0.42	$0.39

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 22,	February 23,	February 22,	February 23,
	2020	2019	2020	2019
COMPREHENSIVE INCOME:
Net income	$6,942	$5,796	$24,218	$22,101
Foreign currency translation adjustment, net of tax	(522)	577	(1,160)	(1,451)
Total comprehensive income	$6,420	$6,373	$23,058	$20,650

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	172	1	2,250					2,251
Stock-based compensation expense			1,408					1,408
Issuance of common stock under Employee
Stock Purchase Plan	215	2	2,597					2,599
Cancellation of restricted stock	(5)	-	-					-
Cash dividends declared ($0.14 per share)							(4,476)	(4,476)
Currency translation adjustment						(686)		(686)
Net income for the three months ended
August 24, 2019							4,939	4,939
Balances as of August 24, 2019	63,436	$634	$466,481	31,466	$(516,103)	$(13,274)	$350,693	$288,431
Exercise of stock options	85	1	1,215					1,216
Stock-based compensation expense			1,591					1,591
Cash dividends declared ($0.14 per share)							(4,499)	(4,499)
Issuance of common stock in connection with
acquisition of Accretive	83	1	1,140					1,141
Currency translation adjustment						48		48
Net income for the three months ended
November 23, 2019							12,337	12,337
Balances as of November 23, 2019	63,604	$636	$470,427	31,466	$(516,103)	$(13,226)	$358,531	$300,265
Exercise of stock options	119	1	1,658					1,659
Stock-based compensation expense			1,428					1,428
Issuance of common stock under Employee
Stock Purchase Plan	184	2	2,529					2,531
Cancellation of restricted stock	(7)	-						-
Issuance of restricted stock	10	-						-
Issuance of restricted stock out of treasury
stock to board of director members			(10)	(18)	15		(5)	-
Repurchase of shares				318	(5,000)			(5,000)
Cash dividends declared ($0.14 per share)							(4,501)	(4,501)
Currency translation adjustment						(522)		(522)
Net income for the three months ended
February 22, 2020							6,942	6,942
Balances as of February 22, 2020	63,910	$639	$476,032	31,766	$(521,088)	$(13,748)	$360,967	$302,802

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825
Exercise of stock options	186	2	2,407					2,409
Stock-based compensation expense			1,327					1,327
Issuance of common stock under Employee
Stock Purchase Plan	166	1	2,177					2,178
Purchase of shares				468	(7,462)			(7,462)
Cash dividends declared ($0.13 per share)							(4,095)	(4,095)
Currency translation adjustment						(602)		(602)
Net income for the three months ended
August 25, 2018							5,741	5,741
Balances as of August 25, 2018	61,604	$616	$435,489	30,106	$(494,184)	$(10,987)	$337,387	$268,321
Exercise of stock options	565	6	7,998					8,004
Stock-based compensation expense			1,611					1,611
Purchase of shares				339	(5,540)			(5,540)
Cash dividends declared ($0.13 per share)							(4,124)	(4,124)
Currency translation adjustment						(1,426)		(1,426)
Net income for the three months ended
November 24, 2018							10,564	10,564
Balances as of November 24, 2018	62,169	$622	$445,098	30,445	$(499,724)	$(12,413)	$343,827	$277,410
Exercise of stock options	641	6	8,720					8,726
Stock-based compensation expense			1,866					1,866
Issuance of common stock under Employee
Stock Purchase Plan	192	2	2,319					2,321
Issuance of restricted stock out of treasury
stock to board of director members				(21)	510		(510)	-
Purchase of shares				558	(9,249)			(9,249)
Cash dividends declared ($0.13 per share)							(4,147)	(4,147)
Currency translation adjustment						577		577
Net income for the three months ended
February 23, 2019							5,796	5,796
Balances as of February 23, 2019	63,002	$630	$458,003	30,982	$(508,463)	$(11,836)	344,966	$283,300

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 22,	February 23,
	2020	2019
Cash flows from operating activities:
Net income	$24,218	$22,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,066	6,284
Stock-based compensation expense	4,649	4,961
Contingent consideration adjustment	(1,120)	(374)
Loss on disposal of assets	67	346
Bad debt expense	1,226	477
Non-cash benefit	(46)	-
Deferred income taxes	604	5,699
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	4,684	(9,416)
Prepaid expenses and other current assets	(812)	(848)
Income taxes	(5,298)	(4,988)
Other assets	(997)	(1,186)
Accounts payable and accrued expenses	(3,276)	(407)
Accrued salaries and related obligations	(12,192)	(11,608)
Other liabilities	1,790	2,455
Net cash provided by operating activities	21,563	13,496
Cash flows from investing activities:
Redemption of short-term investments	5,981	-
Proceeds from sale of assets	105	-
Acquisition of Expertence, net of cash acquired	(254)	-
Acquisition of Veracity, net of cash acquired of $2.1 million	(30,258)	-
Purchase of property and equipment	(2,043)	(5,939)
Net cash used in investing activities	(26,469)	(5,939)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,126	19,139
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,130	4,499
Purchase of common stock	(5,000)	(22,251)
Proceeds from Revolving Credit Facility	35,000	-
Repayment on Revolving Credit Facility	(29,000)	(5,000)
Cash dividends paid	(13,080)	(12,011)
Net cash used in financing activities	(1,824)	(15,624)
Effect of exchange rate changes on cash	(371)	(436)
Net decrease in cash	(7,101)	(8,503)
Cash and cash equivalents at beginning of period	43,045	56,470
Cash and cash equivalents at end of period	$35,944	$47,967

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended February 22, 2020 and February 23, 2019

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP”, the “Company,” “we,” “our” or “us”)). RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for its clients, the Company specializes in solving today’s most pressing business problems across the enterprise in the areas of Business Strategy & Transformation, Finance & Accounting, Risk & Compliance and Technology & Digital Innovation. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in May.  The third quarters of fiscal 2020 and 2019 each consisted of 13 weeks.  The Company’s fiscal 2020 will consist of 53 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended February 22, 2020 and February 23, 2019 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods.  The fiscal 2019 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 22,	February 23,	February 22,	February 23,
	2020	2019	2020	2019

Net income	$6,942	$5,796	$24,218	$22,101
Basic:
Weighted average shares	32,159	31,890	31,954	31,784
Diluted:
Weighted average shares	32,159	31,890	31,954	31,784
Potentially dilutive shares	339	480	396	644
Total dilutive shares	32,498	32,370	32,350	32,428
Net income per common share:
Basic	$0.22	$0.18	$0.76	$0.70
Dilutive	$0.21	$0.18	$0.75	$0.68
Anti-dilutive shares not included above	4,274	3,716	3,749	3,313

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

Level 3 – Unobservable inputs.

 Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities were $7.8 million and $2.2 million as of February 22, 2020 and May 25, 2019, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is reassessed on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisitions and Dispositions.

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

The adoption of this guidance had a material impact on the Consolidated Balance Sheet beginning May 26, 2019 due to the recognition of ROU assets and lease liabilities for the Company's portfolio of operating leases. The adoption of the guidance had an immaterial impact on the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the three and nine months ended February 22, 2020.

Additional information and disclosures required by the new standard are contained in Note 5, Leases.

3. Acquisitions and Dispositions

Acquisition of Expertence

On November 30, 2019, the Company acquired Expertforce Interim Projects GmBH, LLC (“Expertence”), a leading provider of professional interim management services, based in Munich Germany. With the acquisition of Expertence, the Company is able to offer a full range of project and management consulting services in the Germany market.  The Company paid initial cash consideration of $0.4 million. The initial consideration is subject to final adjustments for the impact of working capital as defined in the purchase agreement.

In addition, the purchase agreement requires earn-out payments to be made based on performance over an 18-month period ending on May 31, 2021. The Company is obligated to pay the former owners of Expertence contingent consideration if certain revenue targets are achieved, up to a maximum of $0.3 million.  In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earnout period and applied a probability to each possible outcome.  Given the short duration of the earnout period, the fair value of contingent liability was measured on an undiscounted basis.  Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential revenue results.  We do not expect future revisions to these assumptions to materially change the estimate of the fair value of contingent consideration and the Company’s future operating results.

Fair value of consideration transferred (in thousands):

Cash	$383
Estimated initial contingent consideration	305
Total	$688

Cash and cash equivalents	$11
Accounts receivable	215
Prepaid expenses and other current assets	7
Intangible assets:
Computer software (24 months useful life)	184
Total identifiable assets	417
Accounts payable	196
Accrued expenses and other current liabilities	8
Deferred tax liability	59
Total liabilities assumed	263
Net identifiable assets acquired	154
Goodwill	534
Net assets acquired	$688

Results of operations of Expertence are included in the Consolidated Statements of Operations from the date of acquisition and were not material to the Company’s consolidated results.    During the third quarter of fiscal 2020, the Company incurred $0.1 million in acquisition costs which were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

During the quarter ended August 24, 2019, the Company made an initial provisional allocation of the purchase price for Veracity based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill, in accordance with Accounting Standards Codification (“ASC”) 805. The Company’s initial purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets and contingent consideration. During the three months ended November 23, 2019, the Company adjusted the previously reported provisional allocation of the purchase price to reflect new information obtained during the quarter, which resulted in changes in expected future performance and cash flows as of the acquisition date. There were no additional adjustments to the provisional purchase price allocation during the three months ended February 22, 2020.

The following table provides a summary of the adjusted provisional purchase price allocation.

Fair value of consideration transferred (in thousands):

Cash	$32,314
Estimated initial contingent consideration	6,290
Total	$38,604

Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,056
Accounts receivable	3,299
Prepaid expenses and other current assets	116
Intangible assets:
Backlog (17 months useful life)	1,210
Customer relationships (7 years useful life)	9,300
Trademarks (3 years useful life)	570
Property and equipment	117
Total identifiable assets	16,668
Accounts payable	305
Accrued expenses and other current liabilities	712
Total liabilities assumed	1,017
Net identifiable assets acquired	15,651
Goodwill	22,953
Net assets acquired	$38,604

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

During the three and nine months ended February 22, 2020, the fair value of contingent consideration decreased by $0.8 million and $0.6 million, respectively.  Such amounts were recorded in selling, general and administrative expense in the Consolidated Statements of Operations.  As of February 22, 2020, the contingent consideration liability was $5.6 million of which $3.0 million was included in Other current liabilities and $2.6 million was included in Long-term liabilities in the Consolidated Balance Sheet. The change in fair value of contingent consideration from the remeasurement was recorded in selling, general and administrative expense in the Consolidated Statement of Operations for the three months ended February 22, 2020.

Results of operations of Veracity are included in the Consolidated Statements of Operations from the date of acquisition. Veracity contributed $5.4 million and $12.6 million to consolidated revenue and $1.1 million and $2.5 million to income from operations in the three and nine months ended February 22, 2020, respectively.  The Company incurred $0.6 million in acquisition costs which were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations for the nine months ended February 22, 2020.

Prior Period Acquisitions

During fiscal 2018, the Company completed two acquisitions, the acquisition of Taskforce – Management on Demand AG (“Taskforce”) and Accretive Solutions, Inc. (“Accretive”). See Note 3 to the consolidated financial statements included in Part II, Item 8 in the Fiscal Year 2019 Form 10-K for additional detail.

During the three months ended February 22, 2020, the Company did not have any material adjustment to the contingent consideration liability relating to Taskforce.  A final contingent consideration payment of €1.6 million ($1.8 million) was paid to the sellers of Taskforce on March 30, 2020.

In addition, on October 14, 2019, the Company reached a final settlement on a pre-acquisition claim with the seller of Accretive. As a part of the settlement, the Company issued 82,762 shares of common stock to the seller and received $0.6 million in cash from the escrow. The resulting gain of $0.5 million was included in Other (income) expense in the Consolidated Statements of Operations for the nine months ended February 22, 2020.

Dispositions

On September 2, 2019, the Company completed the sale of certain assets and liabilities of its foreign subsidiary, Resources Global Professionals Sweden AB, to Capacent Holding AB (publ), a Swedish public company, for SEK1,016,862 (approximately $105,000) in cash resulting in a loss on sale of assets of approximately $38,000. As a part the sale, the Company transferred the majority of its local customer contracts, the existing office lease as well as all its employee consultants. As a result of the sale, the nearby Denmark and Norway markets also discontinued serving local Sweden customer contracts. The Company expects to continue to serve its global client base and to a lesser extent, its remaining local client contracts, in Sweden and Denmark.

In addition, during the quarter ended February 22, 2020, the Company continued to wind down business in the Belgium, (including its wholly owned subsidiary in Luxembourg) and Norway markets. The Company expects to fully dissolve all three entities by the end of fiscal 2020. In connection with the foregoing sale of assets and exit activities, the Company incurred costs of approximately $0.7 million primarily related to employee termination benefits.  Such expenses were included in selling, general and administrative expenses in the Consolidated Statements of Operations for the nine months ended February 22, 2020. None of the markets sold or exited are considered strategic components of the Company’s operations.

In connection with exiting the above-mentioned entities, the Company analyzed the facts and circumstances regarding its historical and current investments, along with its associated accounting and tax positions. Based on the analysis, the Company recorded a tax benefit related to the worthless stock loss in the investment in its wholly owned subsidiaries as well as worthless loans to these subsidiaries. See Note 6 – Income taxes.

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization (amounts in thousands):

	As of February 22, 2020			As of May 25, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,738	$(5,780)	$17,958	$14,495	$(3,439)	$11,056
Tradenames (3-10 years)	4,916	(2,399)	2,517	4,407	(1,563)	2,844
Backlog (17 months)	1,210	(468)	742	-	-	-
Consultant list (3 years)	757	(642)	115	783	(462)	321
Non-compete agreements (3 years)	866	(733)	133	896	(528)	368
Computer software (2 years)	181	(23)	158	-	-	-
Total	$31,668	$(10,045)	$21,623	$20,581	$(5,992)	$14,589

The Company recorded amortization expense of $1.5 million and $0.9 million for the three months ended February 22, 2020 and February 23, 2019, respectively, and $4.2 million and $2.9 million for the nine months ended February 22, 2020 and February 23, 2019, respectively.

The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

	Fiscal Years Ending
	2020	2021	2022	2023	2024
Expected amortization expense	$5,741	$4,589	$3,331	$3,133	$3,097

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	February 22,	February 23,
	2020	2019
Goodwill, beginning of year	$190,815	$191,950
Acquisitions- (see Note 3)	23,487	-
Impact of foreign currency exchange rate changes	(851)	(801)
Goodwill, end of period	$213,451	$191,149

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

Certain of the Company's leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates lease renewal and termination options and, when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

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

In some instances, the Company sublease excess office space to third party tenants.  The Company does not recognize liabilities or right-of-use assets for leases with an initial term of 12 months or less.

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	February 22, 2020	February 22, 2020
Operating lease cost	$3,159	$9,275
Short-term lease cost	124	322
Variable lease cost	562	1,762
Sublease income	(230)	(536)
Total lease cost	$3,615	$10,823

Supplemental cash flow information related to the Company's operating leases were as follows (in thousands):

Nine Months Ended
February 22, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$9,783
Right-of-use assets obtained in exchange for lease obligations	$5,101

The weighted average remaining lease term and weighted average discount rate for our operating leases were as follows:

As of
February 22, 2020
Weighted average remaining lease term	4.5 years
Weighted average discount rate	4.12%

The maturities of operating lease liabilities were as follows as of February 22, 2020 (in thousands):

Years Ending:	Operating Lease Maturity
May 30, 2020 (excluding the nine months ended February 22, 2020)	$3,299
May 29, 2021	12,696
May 28, 2022	10,955
May 27, 2023	8,561
May 25, 2024	7,057
Thereafter	6,570
Total operating lease payments	$49,138
Less: Imputed interest	(4,361)
Present value of operating lease liabilities	$44,777

6. Income Taxes

In general, the Company’s income tax provision primarily includes tax expense (benefit) on operating results of the Company’s U.S. and foreign entities, all taxed at different statutory rates applicable in the various tax jurisdictions, changes in valuation allowances related to tax benefits of certain foreign locations and tax expense (benefit) related to stock-based compensation for nonqualified stock options and for disqualifying dispositions under the Company’s Employee Stock Purchase Plan (“ESPP”). The Company records income tax expense (benefit) based upon actual results versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

Income tax (benefit) expense was ($4.0) million, an effective tax benefit rate of (135%),  and $3.8 million, an effective tax rate of 40%, for the three months ended February 22, 2020 and February 23, 2019, respectively. Income tax expense was $4.0 million, an effective tax rate of 14%, and $12.5 million,  an effective tax rate of 36%, for the nine months ended February 22, 2020 and February 23, 2019, respectively.

The income tax (benefit) for the three months ended February 22, 2020 compared to the income tax expense for the prior year quarter was primarily the result of a deduction related to a worthless stock loss in the Company’s investment in its wholly owned subsidiaries as well as lower operating results. The Company, after analyzing the facts and circumstances, determined to no longer invest in the Belgium, Luxembourg and the Nordics markets which includes Sweden and Norway. The Company has maintained a permanent investment position and, therefore, has not previously recorded a deferred tax asset for the basis differences of these entities. The financial results of these entities have created an excess of tax basis over the book basis in which the worthless stock that will be deducted for income tax purposes is approximately $25.8 million, resulting in an estimated net tax benefit of $6.6 million. Management has analyzed these transactions and determined that these worthless stock deductions qualify as ordinary losses. In addition, the Company took a deduction relating to worthless loans of approximately $4.5 million which is also treated as ordinary losses, resulting in a net tax benefit of $0.7 million after the offset of the estimated global intangible low-taxed income (“GILTI”)  tax. While management believes this is a proper income tax deduction, the deduction may be subject to examination by tax authorities and thus,  management has determined this tax benefit to be an uncertain tax position.  Accordingly, the Company fully reserved for the tax benefit associated with the worthless loan deduction.  The reserve includes offsetting the federal and state benefits, by the estimated GILTI tax increase.

The income tax expense for the nine months ended February 22, 2020 compared to the income tax expense for the prior year nine months was primarily the result of a deduction discussed above as well as lower operating results.

The Company recognized a net tax expense of approximately of $0.7 million and $0.2 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the Company’s ESPP during the three months ended February 22, 2020 and February 23, 2019, respectively. The Company recognized a tax expense of approximately breakeven and $0.2 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first nine months of fiscal 2020 and fiscal 2019, respectively.  The net tax expense results from expiring stock options during these periods.

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

The Facility contains both affirmative and negative covenants.  Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets.  In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio.  The Company was compliant with all financial covenants under the Facility as of February 22, 2020.

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

The Company’s borrowings on the Facility were $49.0 million as of February 22, 2020, all of which were under the Revolving Loan.  In addition, the Company had $1.5 million of outstanding letters of credit issued under the Revolving Loan as of February 22, 2020.  The Company has $39.5 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of February 22, 2020.  As of February 22, 2020, the interest rate on the Company’s borrowings were as follows (amounts in thousands, except percentages):

Principal Balance	Base Rate	Libor Rate		Interest Rate
$25,000	1.25%	6-month	1.93%	3.18%
24,000	1.25%	2-month	1.81%	3.06%
$49,000

8. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million.  Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.  During the three months ended February 22, 2020, the Company purchased 318,430 shares of its common stock on the open market at an average price of $15.70 per share, for approximately $5.0 million.   As of February 22, 2020, approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On January 23, 2020 the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share.  The dividend of approximately $4.5 million was paid on March 19, 2020 to the holders on record on February 20, 2020 and is accrued in the Company’s Consolidated Balance Sheet as of February 22, 2020.

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

9. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Nine Months Ended
	February 22,	February 23,
	2020	2019
Income taxes paid	$8,163	$11,640
Interest paid	$1,669	$1,878
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$59	$1,211
Acquisition of Veracity:
Liability for contingent consideration	$5,580	$-
Acquisition of taskforce:
Liability for contingent consideration	$1,840	$4,202
Acquisition of Expertence:
Liability for contingent consideration	$302	$-
Acquisition of Accretive:
Issuance of common stock	$1,141	$-
Dividends declared, not paid	$4,501	$4,147

10. Stock-Based Compensation Plans

General

Executive officers and employees, as well as non-employee directors of the Company and certain consultants and advisors to the Company, are eligible to participate in the Company’s 2014 Performance Incentive Plan ("2014 Plan"). The 2014 Plan was approved by stockholders on October 23, 2014 and replaced and succeeded in its entirety the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan.  As of February 22, 2020, 1,197,000 shares were available for award grant purposes under the 2014 Plan, subject to future increases as described in the 2014 Plan.

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

Stock Options and Restricted Stock

The following table summarizes the stock option activity for the nine months ended February 22, 2020 (number of shares under option and aggregate intrinsic value in thousands):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at May 25, 2019	6,029	$15.95	6.06	$5,482
Granted, at fair market value	1,318	17.37
Exercised	(376)	13.63
Forfeited	(409)	17.38
Expired	(551)	17.11
Outstanding at February 22, 2020	6,011	$16.12	6.52	$1,982
Exercisable at February 22, 2020	3,452	$15.13	4.71	$1,982
Vested and expected to vest at February 22, 2020	5,744	$16.04	6.33	$1,982

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2020 and the exercise price multiplied by the number of shares that would have been received by the option holders if they had exercised their “in the money” options on February 22, 2020.  This amount will change based on changes in the fair market value of the Company’s common stock.  The total pre-tax intrinsic value related to stock options exercised during the three months ended February 22, 2020 and February 23, 2019 was $0.4 million and $1.9 million, respectively, and during the nine months ended February 22, 2020 and February 23, 2019 was $1.2 million and $5.0 million, respectively.  As of February 22, 2020, there was $11.7 million of total unrecognized compensation cost related to unvested employee stock options granted.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

The Company granted 28,372 and 21,537 shares of restricted stock during the nine months ended February 22, 2020 and February 23, 2019, respectively. As of February 22, 2020, there were 177,002 unvested restricted shares, including restricted stock units under the Directors Deferred Compensation Plan, with approximately $2.5 million of remaining unrecognized compensation cost.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $1.5 million and $1.9 million for the three months ended February 22, 2020 and February 23, 2019, respectively, and $4.6 million and $5.0 million for the nine months ended February 22, 2020 and February 23, 2019, respectively.  These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards and stock units credited under the Directors Deferred Compensation Plan.  The Company recognizes compensation expense for only the portion of stock options and restricted stock that is expected to vest, rather than recording forfeitures when they occur.  If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods. There were no capitalized share-based compensation costs during the nine months ended February 22, 2020 or February 23, 2019.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the 2019 ESPP which supersedes the 2014 ESPP. The maximum number of shares of the Company’s common stock that were authorized for issuance under the 2019 ESPP is 1,825,000.    All unissued shares under the 2014 ESPP are no longer available.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period.  The ESPP’s term expires July 16, 2029. The Company issued 399,000 and 358,000 shares of common stock pursuant to the ESPP during the nine months ended February 22, 2020 and the year ended May 25, 2019, respectively. There were 1,641,000 shares of common stock available for issuance under the ESPP as of February 22, 2020.

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

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended		Long-Lived Assets (1) as of
	February 22,	February 23,	February 22,	February 23,	February 22,	May 25,
	2020	2019	2020	2019	2020	2019
United States	$136,149	$142,409	$422,197	$432,539	$260,099	$200,385
International	31,903	37,089	102,587	114,316	38,024	31,651
Total	$168,052	$179,498	$524,784	$546,855	$298,123	$232,036

(1)Long-lived assets are comprised of goodwill, intangible assets and property and equipment.  Long-lived assets as of February 22, 2020 included the Company’s  operating right-of-use assets which were added as a result of the Company’s adoption of ASC 842 Leases.  See Note 5 — Leases.

12. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business.  In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

13. Subsequent Events

On February 27, 2020, the Company’s management and board of directors committed to a restructuring plan to reduce approximately 7.5% of our management and administrative workforce and consolidate its geographic presence to certain key markets. The restructuring plan was designed to streamline the Company’s organizational structure, reduce operating costs and more effectively align resources to business priorities. The majority of employees impacted by the reduction in force are expected to exit before the end of fiscal 2020, with the remainder exiting in the first quarter of fiscal 2021. Based on management’s rationalization of its real estate footprint, a plan was put in place to terminate or sublet 26% of its real estate leases by the end of the 2020 calendar year. The Company expect to incur $4 million to $5 million of restructuring charges relating to employee termination costs, of which approximately $3 million will be incurred in the fourth quarter of fiscal 2020. In connection with real estate restructuring, the Company expects to incur $1 million of lease termination costs, costs associated with existing real estate facilities and non-cash asset write-offs. Further charges are expected in fiscal 2021 as the Company completes the restructuring plan.

In March 2020, as events relating to COVID-19 continued to develop globally and impact the capital markets, in an abundance of caution the Company borrowed $39.0 million under the Facility to provide substantial liquidity in the event that COVID-19 persists. As of March 24, 2020, the Company has $0.5 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law.  The Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits.  The Company is evaluating the impact, if any, this Act will have on the Company’s financials and required disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes.  This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the “Securities Act of 1933, as amended” (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to expectations concerning matters that are not historical facts.  Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology.  These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements.  You are urged to review carefully the disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 25, 2019 (File No. 000-32113) and our other public filings made with the Securities and Exchange Commission (“SEC”).  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results.  Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as the date of this filing.  We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so.  References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

•

Maintain our distinctive culture.  Our corporate culture is the foundation of our business strategy and we believe it has been a significant driver of our success. We believe our shared values,  embodied in “LIFE AT RGP”, representing Loyalty, Integrity, Focus, Enthusiasm, Accountability and Talent, has created a circle of quality; our culture is instrumental to our success in hiring and retaining highly qualified employees who, in turn, attract quality clients.

•

Build consultative relationships with clients.  We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience brought by our management team and consultants alike enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client-based, not office-based, perspective. We regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs.

•

Build the RGP brand.  We want to be the preferred provider of agile professional services in the Future of Work. Our primary means of building our brand is by consistently providing high-quality, value-added services to our clients. We have also focused on building a significant referral network. In addition, we have launched global, regional and local marketing efforts that reinforce the RGP brand.

Key Transformation Initiatives

Through fiscal 2019, we completed various initiatives including cultivating a more robust sales culture, adopting a new operating model for sales, talent and delivery in North America, refreshing the RGP brand and establishing a digital innovation functions focused on building and commercializing our digital engagement platform, enhancing our consulting capabilities in the digital transformation space, and building and commercializing digital product offerings.

To optimize our sales organization, we aligned our sales process using tools such as Salesforce.com, established an enterprise-wide business development function, and implemented a new incentive compensation program for individuals focused on profitable revenue generation and gross margin. In addition, we expanded our Strategic Client Program, which assigns dedicated account teams to certain high-profile clients with global operations.

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

In fiscal 2019, through an extensive brand refresh project led by an outside firm, we adopted a new brand identity focused on our human-centered approach to serving clients and engaging with our consultants. We believe the development of our new brand will support future revenue growth.

We view our digital innovation initiatives to be important drivers of growth as well. In July 2019, we acquired Veracity Consulting Group, LLC (“Veracity”), a full-service digital transformation firm based in Richmond, Virginia. Veracity delivers innovative solutions to the Fortune 500 and leading healthcare organizations. The addition of Veracity to the RGP platform allows us to offer comprehensive end-to-end digital transformation solutions to clients by combining Veracity’s customer-facing offerings with our depth of experience in back-office solutions (see Note 3 —  Acquisitions and Dispositions).

Fiscal 2020 Strategic Focus Areas

Through the first nine months of fiscal 2020, we have continued to strengthen our core by further investing in digital innovation as we prepare to launch our digital engagement platform in fiscal 2021, as well as further refining our operating model and optimizing our systems and structure.

During the first quarter of fiscal 2020, we evaluated certain European markets and their client base. Through this review, we made the decision to divest our business in Resources Global Professionals Sweden AB (“RGP Sweden”) and initiated an exit from the Belgium market, including its wholly own subsidiary in Luxemburg, as well as Norway. We continued to wind down business in these markets during the third quarter of fiscal 2020. In connection with the sale and exit activities, we filed a U.S. tax election to disregard these entities, enabling us to claim a tax benefit on our U.S tax returns for the tax basis of our investment in such entities (see Note 6 – Income Taxes).

During the third quarter of fiscal 2020, we embarked on the latest phase of our transformation journey, performing a deep and strategic review of our global business, focused initially on North America and Asia Pacific. On February 27, 2020, management and the board of directors committed to a restructuring plan to reduce approximately 7.5% of our management and administrative workforce and consolidate our geographic presence to certain key markets, while shifting to a virtual operating model in most other markets. With this shift in our real estate strategy, we expect to terminate or sublet 26% of our existing real estate leases by the end of fiscal 2021 through both termination and subleasing.

We expect to take a restructuring charge of $4 million to $5 million relating to employee termination costs over the fourth quarter of fiscal 2020 and first quarter of fiscal 2021. Upon completion of the reduction in force, we expect annual pre-tax savings of $13 million to $15 million with respect to personnel costs. In fiscal 2021, after the impact of COVID-19 is clearer, we may reinvest a limited amount of those personnel savings in the business to drive forward certain growth initiatives in core markets and digital capabilities.

With respect to our plan to restructure real estate leases, we expect to incur approximately $1 million of lease termination costs and other costs associated with exiting the facilities in the fourth quarter of fiscal 2020. Additional restructuring charges are expected through fiscal 2021 as we continue to execute the plan to exit the real estate leases. Exact amount and timing of the restructuring charge will depend on a number of variables including market conditions.

We believe these actions we are taking to strengthen the business will enable us to operate with greater agility as we seek to ensure our organizational health and resilience in any macro-economic climate.

In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan, China. In an effort to contain the spread, the Chinese government mandated business closures and restricted certain travel within the country. As a result of the restrictions, many businesses in China extended their Chinese New Year holiday shut down by one to two weeks. Our practices based in China and other parts of Asia adopted virtual methods of working in order to ensure business continuity for both our clients and the Company. Nevertheless, the events relating to COVID-19 had an adverse impact on our business in Asia Pacific during the quarter ended February 22, 2020. As the COVID-19 pandemic continues to take shape globally, there is significant uncertainty as to the likely consequences of this pandemic which may, among other things, reduce demand for or delay client decisions to procure our services.  While not yet quantifiable, management expects this development to have an adverse impact on our operating results in the fourth quarter of fiscal 2020 and continues to assess the financial impact for the upcoming fiscal year.

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

We test for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. As of February 22, 2020, our market capitalization based on its stock price was above our book value. We do not believe it is more likely than not that goodwill was impaired as of February 22, 2020. However, we have experienced declines in the market price of our stock subsequent to the end of the third quarter as a result of the impact from the COVID-19 pandemic on the global economy. Our market capitalization based upon our stock price has fluctuated above and below book value subsequent to the end of the quarter. If there are further decreases in our stock price for a sustained period or other unfavorable factors, we may be required to perform a goodwill impairment assessment, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	February 22,	February 23,	February 22,	February 23,
	2020	2019	2020	2019
	(Amounts in thousands)
Revenue	$168,052	$179,498	$524,784	$546,855
Direct cost of services	106,632	111,587	321,484	337,372
Gross margin	61,420	67,911	203,300	209,483
Selling, general and administrative expenses	55,299	55,587	166,032	166,912
Amortization of intangible assets	1,549	948	4,153	2,855
Depreciation expense	1,120	1,163	3,913	3,429
Income from operations	3,452	10,213	29,202	36,287
Interest expense	493	595	1,526	1,729
Other (income)/expense	-	-	(537)	-
Income before income tax (benefit) expense	2,959	9,618	28,213	34,558
Income tax (benefit) expense	(3,983)	3,822	3,995	12,457
Net income	$6,942	$5,796	$24,218	$22,101

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

	Three Months Ended		Nine Months Ended
	February 22,	February 23,	February 22,	February 23,
	2020	2019	2020	2019
	(Amounts in thousands, except percentages)
Net income	$6,942	$5,796	$24,218	$22,101
Adjustments:
Amortization of intangible assets	1,549	948	4,153	2,855
Depreciation expense	1,120	1,163	3,913	3,429
Interest expense	493	595	1,526	1,729
Income tax (benefit) expense	(3,983)	3,822	3,995	12,457
Stock-based compensation expense	1,491	1,948	4,649	4,961
Contingent consideration adjustment	(858)	(343)	(1,120)	(376)
Adjusted EBITDA	$6,754	$13,929	$41,334	$47,156
Revenue	$168,052	$179,498	$524,784	$546,855
Adjusted EBITDA Margin	4.0%	7.8%	7.9%	8.6%

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

• We exclude the changes in the fair value of the contingent consideration obligation related business acquisitions from Adjusted EBITDA; and
• Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for performance measures calculated in accordance with GAAP.

Three Months Ended February 22, 2020 Compared to Three Months Ended February 23, 2019

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $11.4 million, or 6.4%, to $168.1 million for the three months ended February 22, 2020 from $179.5 million for the three months ended February 23, 2019.  On a constant currency basis, revenue decreased 6.2%.    The decrease in revenue reflects the impact of less hours worked and a slight decrease in average bill rate. Total hours worked during the three months ended February 22, 2020 decreased 6.4% compared to prior year quarter, while average bill rates for the three months ended February 22, 2020 decreased by 0.8% compared to prior year period. See discussion below for revenue trends in each geographic region.

As presented in the table below, revenue decreased in the first three months of fiscal 2020 compared to the same period of fiscal 2019 in North America, Europe and Asia Pacific (dollars in thousands):

	Revenue for the
	Three Months Ended
	February 22,		February 23,
	2020		2019

North America	$138,819	82.6%	$146,817	81.8%
Europe	18,031	10.7	20,911	11.6
Asia Pacific	11,202	6.7	11,770	6.6
Total	$168,052	100%	$179,498	100.0%

 North America revenue decreased $8.0 million, or 5.4% in the third quarter of fiscal 2020 compared to prior year quarter. The decrease primarily reflected the impact of additional holidays in the U.S. (third quarter of fiscal 2020 included Thanksgiving holidays and reflected the mid-week timing of Christmas and New Year’s Day), offset by $5.4 million of revenue attributable to Veracity. Europe revenue decreased $2.9 million, or 13.8% in the third quarter of fiscal 2020 compared to prior year quarter as a result of lost revenue of $2.4 million from the exit from the Nordics and Belgium markets. Asia Pacific revenue declined by $0.6 million or 4.8% in the third quarter compared to prior year, reflecting the impact of an extended Lunar New Year’s holiday coupled with the adverse impact from the COVID 19 outbreak in China at the beginning of 2020.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar.  Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period.  Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be higher.  Using the comparable fiscal 2019 third quarter conversion rates, international revenues would have been lower than reported under GAAP by approximately $5.0 million in the third quarter of fiscal 2020.  Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue decreased in North America, Europe and Asia Pacific by 5.5%, 12.4% and 4.6% respectively, during the third quarter of fiscal 2020.

The number of consultants on assignment as of February 22, 2020 was 2,894 compared to 3,059 consultants engaged as of February 23, 2019.  We operated 72 (23 abroad) offices as of February 22, 2020 and 73 (26 abroad) as of February 23, 2019.

Our clients do not sign long-term contracts with us.  As such, there can be no assurance as to future demand levels for the services we provide or that future results can be reliably predicted by considering past trends.

Direct Cost of Services. Direct cost of services decreased $5.0 million, or 4.4%, to $106.6 million for the three months ended February 22, 2020 from $111.6 million for the three months ended February 23, 2019. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 6.4% in the number of hours worked, partially offset by an increase of 1.6% in the average pay rate per hour between the two quarters.

Direct cost of services as a percentage of revenue was 63.5% and 62.2% for the three months ended February 22, 2020 and February 23, 2019, respectively.  The direct cost of services as a percentage of revenue increased in the third quarter of fiscal 2020 compared to prior year quarter primarily due to an increase in holiday pay for consultants in the U.S. (third quarter of fiscal 2020 included Thanksgiving holidays as well as more holidays taken as a result of the mid-week timing of Christmas and New Year’s Day  holidays). The Company’s bill/pay ratio was slightly lower in the third quarter of fiscal 2020 compared to prior year quarter.

Our target direct cost of services percentage is 60% in all markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) as a percentage of revenue was 32.9% and 31.0% for the three months ended February 22, 2020 and February 23, 2019, respectively.  SG&A was $55.3 million for the third quarter of fiscal 2020 and $55.6 million for the comparable prior year period.  The year-over-year decrease is primarily attributable to: (1) a $0.8 million decrease in incentive compensation as a result of the lower revenue in third quarter of fiscal 2020, (2) a $0.5 million decrease in stock compensation, (3) a $0.5 decrease in expenses relating contingent consideration, and (4) a decrease of $0.8 million related to occupancy and office related expenses, partially offset by $2.2 million in additional payroll and benefit costs due to additional headcount related to project delivery and digital transformation efforts, including Veracity.

Management and administrative headcount was 992 at the end of the third quarter of fiscal 2020 and 915 at the end of the third quarter of fiscal 2019.

Sequential Operations. On a sequential quarter basis, fiscal 2020 third quarter revenues decreased approximately 8.9% (9.1% constant currency), from $184.5 million to $168.1 million. The decrease in third quarter revenue primarily reflects the impact of additional holidays in the U.S. (third quarter of fiscal 2020 included Thanksgiving, Christmas and New Year’s Day while the second quarter of fiscal 2020 included only Labor Day) and Europe (Christmas and New Year’s Day in third quarter of fiscal 2020), and the impact of an extended Lunar New Year’s holiday and COVID 19 in Asia Pacific,  resulting in a 9.3% decrease in hours worked. The Company’s sequential revenue decreased in North America, Europe and Asia Pacific by 8.9%, 6.9% and 11.9%, respectively. On a constant currency basis, using the comparable second quarter fiscal 2020 conversion rates, sequential revenue decreased in North America (9.0%), Europe (7.9%) and Asia Pacific (12.0%).

Direct cost of services as a percentage of revenue was 63.5% and 59.7% in the third quarter of fiscal 2020 and the second quarter of fiscal 2020, respectively. The increase in the direct cost of services percentage in the third quarter of 2020 is primarily due to an increase in holiday pay for consultants in the U.S. (third quarter of fiscal 2020 included Thanksgiving, Christmas and New Year’s Day while the second quarter included only Labor Day) as well as higher payroll taxes during the early months of a new calendar year.

SG&A as a percentage of revenue was 32.9% for the third quarter of fiscal 2020 compared to 29.1% for the second quarter of fiscal 2020.  SG&A in the third quarter increased $1.5 million to $55.3 million from $53.8 million in the previous quarter.  The primary reasons for the increase were: (1) a $1.1 million increase in payroll taxes as we transition into a new calendar year in the third quarter (2) a $0.4 million increase in bad debt expense, (3) a $0.3 million increase in self medical insurance, and (4) a $0.4 million increase in software expense, partially offset by $0.7 million increase in a benefit relating to contingent consideration to Veracity.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.5 million and $0.9 million in the third quarter of fiscal 2020 and fiscal 2019, respectively.  The increase in amortization expense is primarily due to the amortization of identifiable intangible assets acquired from Veracity during the first quarter of fiscal 2020.

Depreciation expense was $1.1 million and $1.2 million in the third quarter of fiscal 2020 and fiscal 2019, respectively.

Interest Expense. Interest expense was approximately $0.5 million and $0.6 million in the third quarter of fiscal 2020 and fiscal 2019, respectively.

Income Taxes. The Company’s provision for income taxes was a ($4.0) million benefit (effective tax rate of approximately (135%)) for the three months ended February 22, 2020 compared to an income tax expense of $3.8 million (effective tax rate of approximately 40%) for the three months ended February 23, 2019.  The Company records tax expense based upon actual results versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The (benefit) provision for income taxes in the three months ended February 22, 2020 and February 23, 2019 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates.  The income tax benefit for the third quarter of fiscal 2020 compared to the income tax expense for the prior year quarter was primarily due to a worthless stock deduction related to our investment in wholly owned subsidiaries as well as lower operating results compared to the prior year period. During the third quarter of fiscal 2020, after analyzing the facts and circumstances, we determined to no longer invest in the Belgium, Luxembourg and the Nordics markets (which includes Sweden and Norway). Based on this analysis, we recorded a tax benefit for the worthless stock loss of our investment in and worthless loans to these wholly owned entities.  We have maintained a permanent investment position and, therefore, have not previously recorded a deferred tax asset for the basis differences of these entities.  The financial results of these entities have created an excess of tax basis over the book basis in which the worthless stock that will be deducted for income tax purposes is approximately $25.8 million, resulting in an estimated net tax benefit of $6.6 million. We analyzed these transactions and determined that these worthless stock deductions qualify as ordinary losses.  In addition, we took a deduction relating to worthless loans of approximately $4.5 million which is also treated as an ordinary loss, resulting in a net tax benefit of $0.7 million after the offset of the estimated global intangible low-taxed income (“GILTI”) tax. While we believe this is a proper income tax deduction, the deduction may be subject to examination by tax authorities and thus, we determined that an uncertain tax position existed. Accordingly, we fully reserved for the net tax benefit associated with the worthless loan deduction.  The reserve includes the effect of offsetting the federal and state benefit, netted with the estimated GILTI tax increase.

The Company recognized a net tax expense of approximately of $0.7 million and $0.2 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended February 22, 2020 and February 23, 2019, respectively.  The net tax expense results from expiring stock options during these periods.

Periodically, the Company reviews the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that the Company’s effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying incentive stock options exercise.

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

Nine Months Ended February 22, 2020 Compared to Nine Months Ended February 23, 2019

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $22.1 million, or 4.0%, to $524.8 million for the nine months ended February 22, 2020 from $546.9 million for the nine months ended February 23, 2019.  On a constant currency basis, revenue decreased 3.7%. See discussion below for revenue trends in each geographic region.

As presented in the table below, revenue decreased in the first nine months of fiscal 2020 compared to the same period of fiscal 2019 in North America and Europe while revenue increased in Asia Pacific (dollars in thousands):

	Revenue for the
	Nine Months Ended
	February 22,		February 23,
	2020		2019

North America	$431,617	82.3%	$446,811	81.7%
Europe	56,163	10.7	64,758	11.8
Asia Pacific	37,004	7.0	35,286	6.5
Total	$524,784	100.0%	$546,855	100.0%

North America revenue decreased $15.2 million, or 3.4% in the nine months ended February 22, 2020 compared to prior year. The decrease primarily reflected the wind-down of technical accounting implementation projects, partially offset by $12.6 million of revenue attributable to Veracity. Europe revenue decreased $8.6 million, or 13.3% in the nine months ended February 22, 2020 compared to prior year as a result of lost revenue of $7.3 million from the exit from the Nordics and Belgium markets. Asia Pacific revenue increased by $1.7 million, or 4.9% in the nine months ended February 22, 2020 compared to prior year, reflecting growth in markets such as Japan and India due to the large multi-national client base, partially offset by the adverse impact from the COVID 19 outbreak in China at the beginning of 2020 as well as the political protests in Hong Kong.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar.  Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period.  Thus, as the value of the U.S. dollar strengthens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-U.S. based operations, our translated revenue (and expenses) will be higher.  Using the comparable fiscal 2019 conversion rates, international revenues would have been lower than reported under GAAP by approximately $9.9 million in the first nine months of fiscal 2020.  Using these constant currency rates, which we believe provides a more comprehensive view of trends in our business, our revenue decreased in North America and Europe by 3.4% and 10.5%, respectively, and increased in Asia Pacific by 5.2% during the first nine months of fiscal 2020.

Direct Cost of Services. Direct cost of services decreased $15.9 million, or 4.7%, to $321.5 million for the nine months ended February 22, 2020 from $337.4 million for the nine months ended February 23, 2019. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 3.5% in the number of hours worked as well as a decrease of 1.1% in the average pay rate per hour between the two periods.

Direct cost of services as a percentage of revenue was 61.3% and 61.7% for the nine months ended February 22, 2020 and February 23, 2019, respectively.

Our target direct cost of services percentage is 60% in all our markets.

Selling, General and Administrative Expenses. SG&A as a percentage of revenue was 31.6% and 30.5% for the nine months ended February 22, 2020 and February 23, 2019, respectively.  SG&A was $166.0 million for the first nine months of fiscal 2020 and $166.9 million for the comparable prior year period.  The year-over-year decrease is primarily attributable to: (1) a decrease of $4.1 million in incentive compensation expense as a result of the decrease in revenue during the first nine months of fiscal 2020, (2) a decrease of $1.6 million in transformation and system implementation costs, (3) a decrease of $1.4 million in business expenses as management continues to closely manage discretionary spend, and (4) a decrease of $1.1 million in rent expense, partially offset by an increase of $6.5 million in payroll and benefits due to additional headcount related to project delivery and digital transformation efforts, including Veracity and $0.6 million of acquisition costs in the first half of fiscal 2020.

Amortization and Depreciation Expense. Amortization of intangible assets was $4.2 million and $2.9 million in the first nine months of fiscal 2020 and fiscal 2019, respectively.  The increase in amortization expense is primarily due to the amortization of identifiable intangible assets acquired during the first quarter of fiscal 2020 from Veracity.

Depreciation expense was $3.9 million and $3.4 million in the first nine months of fiscal 2020 and fiscal 2019, respectively.

Interest Expense. Interest expense for the first nine months of fiscal 2020 was approximately $1.5 million compared to $1.7 million in the same period of fiscal 2019.

Income Taxes.  Our provision for income taxes was $4.0 million (effective tax rate of approximately 14%) and $12.5 million (effective tax rate of approximately 36%) for the nine months ended February 22, 2020 and February 23, 2019, respectively.  We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions.

The provision for income taxes in the nine months ended February 22, 2020 and February 23, 2019 results from taxes on income in the U.S. and certain other foreign jurisdictions, no benefit for losses in jurisdictions in which a full valuation allowance on operating loss carryforwards had previously been established and a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the U.S. statutory rates.  The provision for income taxes decreased for the nine months ended February 22, 2020 compared to the prior year quarter primarily because of the worthless stock deduction and lower operating results. See discussion on worthless stock deduction under the “Three Months Ended February 22, 2020 Compared to Three Months Ended February 23, 2019” section.

The Company recognized a tax expense of approximately breakeven and $0.2 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the ESPP during the first nine months of fiscal 2020 and fiscal 2019, respectively.  The net tax expense results from expiring stock option during these periods.

Periodically, we review the components of both book and taxable income to analyze the adequacy of the tax provision. There can be no assurance that our effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of eligible disqualifying incentive stock options exercises.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $120 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases.  We have generated annual positive cash flows from operations since inception.  Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this pandemic on the global economy which in turn may, among other things, impact our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives such as the restructuring plan (see Note 13 – Subsequent Events in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). As of February 22, 2020, the Company had $35.9 million of cash and cash equivalents including $28.3 million held in international operations.

In October 2016, we entered into the Facility which is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases.  The Facility allows us to choose the interest rate applicable to advances.  Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on our consolidated leverage ratio.  The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%.  The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio.  The Facility expires October 17, 2021. Additional information regarding the Facility is included in Note 7 — Long Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of February 22, 2020, we had borrowings of $49.0 million under the Facility and directed Bank of America to issue approximately $1.5 million of outstanding letters of credit for the benefit of third parties related to operating leases and guarantees.  We had $39.5 million remaining to borrow under the Revolving Loan and $30.0 million remaining under the Reducing Revolving Loan as of February 22, 2020.  As of February 22, 2020, the Company was compliant with the financial covenants in the Facility.

Subsequent to the third quarter of fiscal 2020, as events relating to COVID-19 continued to develop globally and impact the capital markets, our liquidity could be adversely impacted due to possible deterioration in our clients’ financial condition and their ability to timely pay outstanding receivables owed to us. In March 2020, in an abundance of caution, we borrowed $39.0 million on the Facility to provide substantial additional liquidity to manage our business in light of the impact of COVID-19 on the global economy and our business.

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

Operating Activities

Operating activities for the nine months ended February 22, 2020 provided cash of $21.6 million compared to $13.5 million for the nine months ended February 23, 2019.  Cash provided by operations in the first nine months of fiscal 2020 resulted from net income of $24.2 million and non-cash items of $13.5 million.  These amounts were partially offset by a net decrease in operating assets and liabilities of $16.1 million primarily due to a decrease in accrued salaries and related obligations. In the first nine months of fiscal 2019, cash provided by operations resulted from net income of $22.1 million and non-cash items of $17.4 million, partially offset by an net unfavorable changes in operating assets and liabilities of $26.0 million primarily  related to an increase in accounts receivable and accrued salaries and related obligations.

Investing Activities

Net cash used in investing activities was $26.5 million for the first nine months of fiscal 2020, compared to $5.9 million in the comparable prior year period. The Company used $30.3 million of cash (net of cash acquired) to acquire Veracity. There were no acquisitions in the first nine months of fiscal 2019. In the first nine months of fiscal 2020, we redeemed short-term investments of $6.0 million and purchased  $3.9 million less property and equipment compared to the first nine months of fiscal 2019.

Financing Activities

The primary sources of cash in financing activities are borrowings under the Company’s revolving credit facility, cash proceeds from the exercise of employee stock options and proceeds from issuance of the ESPP. The primary uses of cash in financing activities are repayments under the Facility, repurchases of the Company’s common stocks and cash dividend payments to the shareholders.

Net cash used in financing activities totaled $1.8 million for the nine months ended February 22, 2020 compared to a use of cash of $15.6 million during the nine months ended February 23, 2019. Net cash used in financing activities during the nine months ended February 22, 2020 consisted of $10.3 million of proceeds from employee stock option exercises and purchases of shares under ESPP, $35.0 million of borrowings to finance the acquisition of Veracity, partially offset by principal repayments of $29.0 million under the revolving credit facility, $5.0 million to purchase approximately 318,000 shares of common stock on the open market and $13.1 million of cash dividend payments.

Net cash used in financing activities during the nine months ended February 23, 2019 consisted of $22.3 million of cash paid to repurchase the Company’s own common stock, principal repayment of $5.0 million under the revolving credit facility and $12.0 million of cash dividend payments, partially offset by $23.6 million of proceeds from employee stock option exercises and purchases of shares under ESPP.

The increase in dividends paid was due to an increase in dividends declared per share from $0.13 per share to $0.14 per share beginning in fiscal 2020.

As described in Note 3 — Acquisitions and Dispositions, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the purchase agreements for Veracity and Expertence require earn-out payments to be made. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated EBITDA and estimated revenue.  The estimated fair value of the contingent consideration as of February 22, 2020 was $5.9 million.

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

As of February 22, 2020,  we had approximately $35.9 million of cash and cash equivalents and $49.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

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

at the current level of borrowing as of February 22, 2020 of $49.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended February 22, 2020, approximately 19.0% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 21% of our balances of cash and cash equivalents as of February 22, 2020 were denominated in U.S. dollars. The remaining amount of approximately 79% was comprised primarily of cash balances translated from Euros, Mexican Pesos, British Pound Sterling, Japanese Yen, Canadian Dollar and Chinese Yuan. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 22, 2020.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 22, 2020.   There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 22, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that are requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which we operate may, among other things, reduce demand for or delay client decisions to procure our services and, as a result, could adversely affect our operating results and financial condition. For example, after the January 2020 outbreak of the virus in China, many businesses in China extended their Chinese New Year holiday shut down by approximately one to two weeks due to government restrictions to close and to restrict certain travel within the country. Our practices based in China and other parts of Asia adopted virtual methods of working in order to ensure business continuity for both our clients and the Company. Nevertheless, the events relating to COVID-19 had an adverse impact on our business in Asia Pacific during the quarter ended February 22, 2020.  Subsequent to the third quarter of fiscal 2020, as events relating to COVID-19 continue to develop globally, including in the U.S., and impact the capital markets, the Company’s results of operations, cash flows and financial condition could be adversely impacted due to a reduction in demand, delay of client decisions to procure our services or possible deterioration in our clients’ financial condition and their ability to timely pay outstanding receivables owed to us. Furthermore, we have experienced declines in the market price of our stock subsequent to the end of the third quarter. If there are further decreases in our stock price for a sustained period or other unfavorable factors, we may be required to perform a goodwill impairment assessment, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

In addition, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at in-person work-related meetings, which could negatively affect our business. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. While not yet quantifiable, management expects this situation will have an adverse impact to our operating results in the fourth quarter of fiscal 2020 and continues to assess the financial impact for the upcoming fiscal year.

Other than the above risk factor relating to COVID-19, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2019, which was filed with the Securities and Exchange Commission on July 19, 2019.   See “Risk Factors” in such Annual Report on Form 10-K for a complete description of the material risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock for the three months ended February 22, 2020. All shares were repurchased pursuant to the July 2015 program.

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of	that May Yet be
	of Shares	per	Announced	Purchased Under
Period	Purchased	Share	Programs (1)	Announced Program
November 24, 2019— December 21, 2019	-	$-	-	$90,096,548
December 22, 2019 — January 18, 2020	-	$-	-	$90,096,548
January 19, 2020 — February 22, 2020	318,430	$15.70	318,430	$90,096,548
Total November 24, 2019 — February 22, 2020	318,430	$15.70	318,430	$85,096,561

(1)

In July 2015, our board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the purchase, at the discretion of our senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million.  Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date.  Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan

ITEM 5. OTHER INFORMATION.

Restructuring Initiative

On February 27, 2020, management and our board of directors committed to a restructuring plan to reduce approximately 7.5% of our management and administrative workforce and consolidate our geographic presence to certain key markets. The restructuring plan was designed to streamline the Company’s organizational structure, reduce operating costs and more effectively align resources to business priorities. The majority of employees impacted by the reduction in force are expected to exit before the end of fiscal 2020, with the remainder exiting in the first quarter of fiscal 2021. Based on management’s rationalization of its real estate footprint, a plan was put in place to terminate or sublet 26% of its real estate leases by the end of fiscal 2021.

We carried out a reduction in force in early March, whereby we eliminated 73 positions in North America and Asia Pacific. We expect to take a restructuring charge of $4 million to $5 million relating to employee termination costs over the fourth quarter of fiscal 2020 and first quarter of fiscal 2021. Upon completion of the reduction in force, we expect annual pre-tax savings of $13 million to $15 million with respect to personnel costs. In fiscal 2021, after the impact of COVID-19 is clearer, we may reinvest a limited amount of those personnel savings in the business to drive forward certain growth initiatives in core markets and digital capabilities

With respect to our plan to restructure real estate leases, we expect to incur approximately $1 million of lease termination costs and other costs associated with exiting the facilities in the fourth quarter of fiscal 2020. Additional restructuring charges are expected through fiscal 2021 as we continue to execute the plan to exit the real estate leases. Exact amount and timing of the restructuring charge will depend on a number of variables including market conditions.

Borrowings under Credit Facility

From time to time, we will use available credit lines to meet our financial obligations and to satisfy working capital requirements for our business.  Due to the uncertainty caused by the COVID-19 pandemic, in March 2020, in an abundance of caution, we borrowed $39.0 million under the Credit Facility to provide substantial additional liquidity to manage our business in light of the impact of COVID-19 on the global economy and our business.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1

Employment Agreement dated February 3, 2020 between Jennifer Ryu and the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Resources Connection, Inc. on February 4, 2020).

10.2

Employment Agreement dated February 3, 2020 between Kate W. Duchene and the Company (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Resources Connection, Inc. on February 4, 2020).

10.3	Employment Agreement dated February 21, 2020 between Tim Brackney and the Company.
10.4	Retention Bonus Recovery Agreement dated February 21, 2020 between Tim Brackney and the Company.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 2, 2020	/s/ Kate W. Duchene
Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2020	/s/ Jennifer Ryu
Jennifer Ryu
Chief Financial Officer (Principal Financial Officer)