Form 10-K
period 2020-05-30
RESOURCES CONNECTION INC
filed 2020-07-27
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2020

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

As of November 22, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $457,496,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 8, 2020, there were approximately 32,144,373 shares of common stock, $.01 par value, outstanding.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources,” “Resources Connection,” “Resources Global Professionals,” “RGP,” “Resources Global,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal year ended May 30, 2020 consisted of 53 weeks. The fiscal years ended May 25, 2019 and May 26, 2018 consisted of 52 weeks.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected savings, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology.

These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Item 1A “Risk Factors” of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) should be reviewed carefully. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I

ITEM 1.    BUSINESS.

Overview

RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations, and transformations. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients, consultants and partners’ success.

RGP was founded in 1996 to help finance executives with operational needs and special projects. Headquartered in Irvine, California, RGP is proud to have served 88 of the Fortune 100 as of July 2020. Our agile human capital model quickly aligns the right resources for the work at hand with speed and efficiency. Our pioneering approach to workforce strategy uniquely positions us to support our clients on their transformation journeys. With more than 3,400 professionals, we annually engage with over 2,400 clients around the world.

Industry Background and Trends

Changing Market for Project- or Initiative-Based Professional Services

RGP’s services respond to a growing marketplace trend: namely, corporate clients are increasingly choosing to address their workforce needs in more flexible ways. We believe this growing shift in workforce strategy towards a project-based orientation might also be accelerated by the COVID-19 pandemic with an enhanced emphasis on business agility. Permanent professional personnel positions are being reduced as clients engage agile talent for project initiatives and transformation work.

Companies use a mix of alternative resources to execute on projects. Some companies rely solely on their own employees who may lack the requisite time, experience or skills for specific projects. They may outsource entire projects to consulting firms, which provides them access to the expertise of the firm but often entails significant cost and less management control of the project. As a more cost-efficient alternative, companies sometimes use temporary employees from traditional and Internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, companies can supplement their internal resources with employees from agile consulting or other traditional professional services firms, like RGP. The use of project consultants as a viable alternative to traditional accounting, consulting and law firms allows companies to:

• Strategically access specialized skills and expertise for projects of set duration
• Access the very best talent across regions and geographies
• Be nimble and mobilize quickly
• Blend independent and fresh points of view
• Effectively supplement internal resources
• Increase labor flexibility
• Reduce overall hiring, training and termination costs

Supply of Project Consultants

Based on discussions with our consultants, we believe the number of professionals seeking to work on an agile basis has been increasing due to a desire for:

• More flexible hours and work arrangements, including working from home options, coupled with an evolving professional culture that offers competitive wages and benefits
• The ability to learn and contribute in different environments and collaborate with diverse team members
• Challenging engagements that advance their careers, develop their skills and add to their experience base
• A work environment that provides a diversity of, and more control over, client engagements
• Alternate employment opportunities in regions throughout the world

The employment alternatives available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training; however, he or she may encounter a career path with less choice and less flexible hours, extensive travel and limited control over work engagements. Alternatively, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens, including potential tax and legal issues.

RGP’s Solution

We believe RGP is ideally positioned to capitalize on the confluence of the industry shifts described above. We believe, based on discussions with our clients, that RGP provides the agility companies desire in today’s highly competitive and quickly evolving business environment. Our solution offers the following elements:

• A relationship-oriented and collaborative approach to client service
• A professional dedicated talent acquisition and management team adept at developing, managing and deploying a project-based workforce
• Deep functional and/or technical experts who can assess clients’ project needs and customize solutions to meet those needs
• Highly qualified and pedigreed consultants with the requisite expertise, experience and points of view
• Competitive rates on an hourly, rather than project, basis
• Significant client control of their projects with effective knowledge transfer and change management

RGP’s Strategic Priorities

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including:

Transactions • Integration and divestitures • Bankruptcy/restructuring • IPO readiness and support • Financial process optimization • System implementation	Regulations • Accounting regulations • Internal audit and compliance • Data privacy and security • Healthcare compliance • Regulatory compliance
Transformations • Finance transformation • Digital transformation • Supply chain management • Cloud migration • Data design and analytics

Our objective is to build RGP’s reputation as the premier provider of agile human capital solutions for companies facing transformation, change and compliance challenges. We have developed the following business strategies to achieve our objectives:

• Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants who are committed to serving clients and solving their problems. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing professional development and learning opportunities as well as membership to an exclusive community of likeminded professionals, while offering flexible work schedules and more control over choosing client engagements.

• Maintain our distinctive culture.  Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. Our senior management team, the majority of whom are Big Four, management consulting and/or Fortune 500 alumni, has created a culture that combines the commitment to quality and client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. We believe our shared values, embodied in “LIFE AT RGP”, representing Loyalty, Integrity, Focus, Enthusiasm, Accountability and Talent, has created a circle of quality. Our Power of Human

(pH) Competencies also bring the opportunity to help our people develop new mindsets, behaviors and actions that not only allow them to be successful in their current roles, but also empower them to take on new opportunities and challenges. Our culture is instrumental to our success in hiring and retaining highly qualified employees who, in turn, attract quality clients.

• Build consultative relationships with clients.  We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client, not geographic, perspective. Our revenue team regularly meets with our existing and prospective clients to understand their business issues and help them define their project needs. Our talent team then identifies consultants with the appropriate skills and experience to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional service needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by the approximately 80% retention rate of our top 100 clients over the last five years.

• Build the RGP brand.  Our objective is to build RGP’s reputation in the marketplace as the premier provider of agile human capital solutions for companies facing transformation, change and compliance challenges. We want to be the preferred provider in the future of work. Our primary means of building our brand continues to be the consistent and reliable delivery of high-quality, value-added services to our clients. We have also built a significant referral network through our 2,495 consultants and 938 management and administrative employees as of May 30, 2020. In addition, we have invested in global, regional and local marketing and brand activation efforts that reinforce the RGP brand.

Our Growth Strategy

Since inception, our growth has been primarily organic with certain strategic acquisitions along the way that supplemented our physical presence or solution offerings. We believe we have significant opportunity for continued organic growth in our core business and also to grow opportunistically through strategic and highly targeted acquisitions as the global economy starts to recover. In both our core and acquired businesses, key elements of our growth strategy include:

• Increased penetration of existing client base.  A principal component of our strategy is to secure additional work from the clients we have served. We believe, based on discussions with our clients, the amount of revenue we currently generate from many of our clients represents a relatively small percentage of the total amount they spend on professional services. Consistent with current industry trends, we believe our clients may also continue to increase that spend as the global economy recovers and evolves. We believe that by continuing to deliver high-quality services and by further developing our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets. Near the end of fiscal 2017, we launched our Strategic Client Program to serve a number of our largest clients with dedicated global account teams. We believe this focus enhances our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients.

• Growing our client base.  We continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand identity and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts this year will focus on identifying strategic target accounts especially in the large and middle market client segments.

• Strategic acquisitions.  Our acquisition strategy is to engage in targeted M&A efforts that are designed to enhance our digital transformation and technology consulting capabilities. In fiscal 2018, we acquired taskforce, Management on Demand AG (“taskforce”) and substantially all of the assets and assumption of certain liabilities of Accretive Solutions, Inc. (“Accretive”). The acquisitions of taskforce and Accretive satisfied the need to better penetrate the vibrant economic market in Germany and gaps in serving middle market companies in the United States, respectively, while also harmonizing well with RGP’s culture. In fiscal 2020, we acquired Veracity Consulting Group, LLC (“Veracity”) and Expertforce Interim GmbH, LLC (“Expertence”). The acquisition of Veracity accelerated our stated object to enhance our digital capabilities and our ability to offer comprehensive digital innovation services. With the acquisition of Expertence, we are able to offer a full range of project and management consulting services in the German market.

• Providing additional professional service offerings.  We continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as integration and divestitures, bankruptcy and restructuring, financial process optimization, accounting regulations, internal audit and compliance, healthcare compliance, finance transformation, digital transformation, and data design and analytics.  In fiscal 2017, we formed our Advisory and Project Services group (formerly known as “Integrated Solutions”) to identify project opportunities we can market at a broader level with our talent, tools and methodologies. This group commercializes projects into solution offerings. Currently, our solutions practice is focused on finance transformation, digital transformation, data design and analytics, and system implementation. When evaluating new solutions offerings to market to current and prospective clients, we consider (among other things) cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

COVID-19 Impact

Starting in January 2020, the outbreak of COVID-19 (the “Pandemic”) has severely impacted the global economic climate, creating significant challenges and uncertainty in the operations of organizations around the world. We are closely monitoring the impact of the Pandemic on all aspects of our business, including how it impacts our employees and client engagements. While the extent to which our operations may be impacted by the Pandemic is still uncertain and depends largely on future developments, we believe the Pandemic adversely impacted our operating results in the second half of fiscal 2020 and expect the impact is going to continue into fiscal 2021. As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, we initiated our strategic business review in North America and Asia Pacific ahead of the Pandemic, and carried out a reduction in force in early March. We have substantially completed the restructuring initiatives in these markets in fiscal 2020. We believe these actions have enabled us to operate with greater agility as we seek to ensure our organizational health and resilience, and weather the challenges associated with the Pandemic.

Consultants

We believe an important component of our success has been our highly qualified and experienced consultant base. As of May 30, 2020, we employed or contracted 2,495 consultants engaged with clients. Our consultants have professional experience in a wide range of industries and functional areas. We provide our consultants with challenging work assignments, competitive compensation and benefits, and continuing professional development and learning opportunities, while offering more choice concerning work schedules and more control over choosing client engagements.

Almost all of our consultants in the United States are employees of RGP. We typically pay each consultant an hourly rate for each consulting hour worked and for certain administrative time and overtime premiums, and offer benefits, including: paid time off and holidays; a discretionary bonus program; group medical and dental programs, each with an approximate 30-50% contribution by the consultant; a basic term life insurance program; a 401(k) retirement plan with a discretionary company match; and professional development and career training. Typically, a consultant must work a threshold number of hours to be eligible for all of these benefits. In addition, we offer our consultants the ability to participate in our Employee Stock Purchase Plan (“ESPP”), which enables them to purchase shares of our stock at a discount. We intend to maintain competitive compensation and benefit programs. To a much lesser extent, we utilize a “bench model” for consultants with specialized in-demand skills and experience in our Advisory and Project Services group. These consultants are paid a weekly salary rather than for each consulting hour worked and have bonus eligibility based upon utilization.

Internationally, our consultants are a blend of employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve. A few international practices also partially utilize the “bench model” described above.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2020, we served over 2,400 clients in 37 countries. Our revenues are not concentrated with any particular client. No single customer accounted for more than 10% of revenue for the 2020, 2019 or 2018 fiscal years. In fiscal 2020, our 10 largest clients accounted for approximately 16% of our revenues.

Operations

We generally provide our professional services to clients at a local level, with the oversight of our market leaders and consultation of our corporate management team. The market leaders and client development directors in each market are responsible for initiating client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international platform and maintaining client relationships post-engagement. Market revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals.

Market level leadership works closely with our regionalized talent management team, who are responsible for identifying, hiring and cultivating a sustainable relationship with seasoned professionals fitting the RGP profile of client needs. Our consultant recruiting efforts are regionally and nationally based, depending upon the skill set required; talent management handles both the identification and hiring of consultants specifically skilled to perform client projects as well as monitoring the satisfaction of consultants during and post-completion of assignments. The talent teams focus on getting the right talent in the right place at the right time.

We believe a substantial portion of the buying decisions made by our clients are made on a local or regional basis and our offices most often compete with other professional services providers on a local or regional basis. We continue to believe our local market leaders are well-positioned to understand the local and regional outsourced professional services market. Additionally, the complexity of relationships with many of our multinational clients also dictates that in some circumstances a hybrid model, bringing the best of both locally driven relationships as well as global focus and delivery, is important for employee and client satisfaction. Through our Borderless Talent Initiative, which we are in the process of implementing, we are seeking to capitalize on our multinational clients’ needs for a service provider that can partner with them on a global basis by organizing the concerted effort and talent team on a global basis to serve these clients through one integrated service platform. For projects requiring intimate knowledge and thought leadership on particular client concerns, our Advisory and Project Services group consists of individuals with requisite depth of expertise and tools to work with clients.

We believe our ability to deliver professional services successfully to clients is dependent on our leaders in the field working together as a collegial and collaborative team. To build a sense of team spirit and increase camaraderie among our leaders, we have a program for field personnel that awards annual incentives based on specific agreed-to goals focused on the performance of the individual and performance of the Company. We also share across the Company the best and most effective practices of our highest achieving offices and use this as an introductory tool with new vice presidents and directors. New leadership also spends time in other markets or otherwise partners with experienced sales and recruiting personnel in those markets to understand, among many skills, how best to serve current clients, expand our presence with prospects and identify and recruit highly qualified consultants. This allows the veteran leadership to share their success stories, foster our culture with new vice presidents and directors and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide centralized administrative, marketing, finance, human resources (“HR”), information technology (“IT”), legal and real estate support. Our financial reporting is also centralized in our corporate service center. This center handles invoicing, accounts payable and collections, and administers HR services including employee compensation and benefits administration for North American offices. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. We share our Salesforce software platform world-wide, providing a common database of identified opportunities, prospective new clients, and existing client proposals for additional projects. In addition, in North America, we have a corporate networked IT platform with centralized financial reporting capabilities and a front office client management system. These centralized functions minimize the administrative burdens on our office management and allow them to spend more time focusing on client and consultant development.

Business Development

Our business development initiatives are composed of:

• local and global initiatives focused on existing clients and target companies
• national and international targeting efforts focused on multinational companies
• brand marketing activities
• national and local advertising and direct mail programs

Our business development efforts are driven by the networking and sales efforts of our management. While local senior management focus on market-related activities, they are also part of the regional, national and international sales efforts, especially when the client is part of a multinational entity. In certain markets, sales efforts are also enhanced by management professionals focused solely on business development efforts on a market and national basis based on firm-wide and industry-focused initiatives. These business development professionals, teamed with the vice-presidents and client service teams, are responsible for initiating and fostering relationships with the senior management and decision makers of our targeted client companies. During fiscal 2018, we completed our implementation of software from Salesforce.com on a world-wide basis to enhance our local and worldwide business development efforts.

We believe our national marketing efforts have effectively generated incremental revenues from existing clients and developed new client relationships. Our brand marketing initiatives help bolster RGP’s reputation in the markets we serve. Our brand is reinforced by our professionally designed website, print, and online advertising, direct marketing, seminars, initiative-oriented brochures, social media and public relations efforts. We believe our branding initiatives, coupled with our high-quality client service, help to differentiate us from our competitors and to establish RGP as a credible and reputable global professional services firm.

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

We compete for clients on the basis of the quality of professionals we bring to our clients, the knowledge base they possess, our ability to mobilize the right talent quickly, the scope and price of services, and the geographic reach of services. We believe our attractive value proposition, consisting of our highly qualified consultants, relationship-oriented approach and professional culture, enables us to compete effectively in the marketplace.

Employees

As of May 30, 2020, we had 3,433 employees, including 938 management and administrative employees and 2,495 consultants. Our employees are not covered by any collective bargaining agreements.

Available Information

Our principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. Our telephone number is (714) 430-6400 and our website address is http://www.rgp.com. The information set forth in the website does not constitute part of this Annual Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. These reports are maintained on the SEC’s website at http://www.sec.gov.

A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may also be obtained free of charge on the Investor Relations page of our website at http://www.ir.rgp.com as soon as reasonably practicable after we file such reports with the SEC.

ITEM 1A.    RISK FACTORS.

The risks described below should be considered carefully before a decision to buy shares of our common stock is made. The order of the risks is not an indication of their relative weight or importance. The risks and uncertainties described below are not the only ones facing us but do represent those risks and uncertainties we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely impact and impair our business. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and all or part of the investment in our common stock might be lost. When determining whether to buy our common stock, other information in this Annual Report on Form 10-K, including our financial statements and the related notes should also be reviewed.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 pandemic.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States and other governmental authorities issued stay-at-home orders, proclamations and directives aimed at minimizing the spread of the virus. The impact of the Pandemic and the resulting restrictions have caused disruptions in the U.S. and global economy and may continue to disrupt financial markets and global economic activities.

A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees and partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to the spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected and in which we operate may, among other things, reduce demand for or delay client decisions to procure our services, or result in cancellations of existing projects. We may also experience a decline in productivity, impacting our ability to continue to serve our clients efficiently. The Pandemic may also have impacted, and may continue to impact, the overall financial condition of some of our clients and their ability to pay outstanding receivables owed to us. While the full impact from the Pandemic is not quantifiable, we experienced some of the foregoing risks during the fourth quarter of fiscal 2020 and, as a result, our results of operations and cash flows were adversely impacted for the year ended May 30, 2020. For example, during the last

12 non-holiday weeks in the fourth quarter of fiscal 2020, which started with the week ended March 7, 2020, our average weekly revenue declined 9.1% compared to the first eight non-holiday weeks of the 2020 calendar year.  Our number of consultants also decreased from 2,965 as of May 25, 2019 to 2,495 as of May 30, 2020. Due to the disruption of business operations in the U.S. and globally, we have also experienced some decline in our pipeline, and we expect the adverse effects of the Pandemic will continue into fiscal 2021. Furthermore, we have experienced declines in the market price of our stock subsequent to the end of the third quarter. If there are further decreases in our stock price for a sustained period or other unfavorable factors, we may be required to perform a goodwill impairment assessment, which may result in a recognition of goodwill impairment.  Although the impairment is a non-cash expense, it could be material to our Consolidated Financial Statements.

In addition, we have followed government mandatory stay-at-home orders in certain regions, and suspended all non-essential travel worldwide for our employees, which could negatively affect our business. The extent to which the Pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. While not yet quantifiable, management expects this situation will have an adverse impact to our operating results in fiscal 2021.

Economic conditions or changes in the use of outsourced professional services consultants could adversely affect our business.

The Pandemic has caused disruptions in the U.S. and global economy, and continued uncertainty regarding general economic conditions within some regions and countries in which we operate has led to reluctance on the part of some companies to spend on discretionary projects. This has partially contributed to the decrease in hours worked and the number of professional services consultants at RGP from fiscal 2019 to 2020. Deterioration of or prolonged uncertainty related to the global economy or tightening credit markets could further reduce the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons. In the event of a reduction in the demand for our consultants, our financial results would suffer.

Economic deterioration at one or more of our clients may also affect our allowance for doubtful accounts. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. While our overall receivable collections have not been severely impacted by the Pandemic, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances may be required. These additional allowances could materially affect our future financial results.

In addition, we are required periodically, but at least annually, to assess the recoverability of certain assets, including deferred tax assets and goodwill. Continued downturns in the United States economy and international economies could adversely affect our evaluation of the recoverability of deferred tax assets, requiring us to record additional tax valuation allowances. Our assessment of impairment of goodwill is currently based upon comparing our market capitalization to our net book value. Therefore, a significant and protracted downturn in the future market value of our stock could potentially result in an impairment of our goodwill. Although the impairment is a non-cash expense, it could materially affect our future financial results and financial condition.

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

We cannot provide assurance that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and consultants and in offering pricing concessions. Some of our competitors in certain markets do not provide medical and other benefits to their consultants, thereby allowing them to potentially charge lower rates to clients. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Beginning late in fiscal 2017, we embarked on several new strategic initiatives, including the implementation of a new operating model to drive growth. In addition, in February 2020, we initiated a plan to consolidate our physical geographic presence to certain key markets while shifting to a virtual operating model in certain other markets. Our ability to execute on those strategies or the disruptions related to implementation of the new operating model may impact or limit our ability to grow our business. There can be no assurance we will be able to maintain or expand our market presence in our current locations, successfully enter other markets or locations or successfully operate our business virtually without a physical presence in all our markets. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

• grow our client base
• expand profitably into new geographies
• drive growth in core markets and the digital transformation space
• provide additional professional services offerings
• hire qualified and experienced consultants
• maintain margins in the face of pricing pressures
• manage costs
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
• compliance with stringent and varying privacy laws in the markets in which we operate
• reduced protection for intellectual property rights in some countries
• potentially adverse tax consequences

We have acquired, and may continue to acquire, companies, and these acquisitions could disrupt our business.

We have acquired several companies, including two in each of fiscal 2020 and fiscal 2018, and we may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

• addition of significant amounts of intangible assets, including goodwill, that are subject to periodic assessment of impairment, primarily through comparison of market value of our stock to our net book value, with such non-cash impairment potentially resulting in a material impact on our future financial results and financial condition

• dilution of our stock as a result of issuing equity securities
• assumption of liabilities of the acquired company

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

We may be unable to realize the level of benefit that we expect from our restructuring initiatives, which may adversely impact our business and results of operations.

We may be unable to realize some or all of the anticipated benefits of restructuring initiatives we have undertaken, which may adversely impact our business and results of operations. In response to changes in industry and market conditions, we have undertaken in the past, and may undertake in the future, restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. For example, on February 27, 2020, management and our board of directors committed to a restructuring plan to reduce approximately 7.5% of our management and administrative workforce and consolidate our geographic presence to certain key markets. The restructuring plan was designed to streamline our organizational structure, reduce operating costs and more effectively align resources with business priorities. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, office consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control.

Any such effort to realign or streamline our organization may result in the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, exit costs, termination benefits, and other restructuring costs. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. We review and update our systems and have implemented processes and procedures to protect against security breaches and unauthorized access to our data. Despite our implementation of security controls, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in the past we have experienced cyber security incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations; however, there is no assurance that such impacts will not be material in the future. Our systems may be subject to additional risk introduced by software that we license from third parties. This licensed software may introduce vulnerabilities within our own operations as it is integrated with our systems, or as we provide client services through partnership agreements.

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

The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries. In addition, the European Union adopted a comprehensive General Data Protection Regulation (the “GDPR”) that replaced the EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR may result in additional costs to our business and require us to amend certain of our business practices.

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Other U.S. states, including California and South Carolina, have also recently enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, and we expect other states will follow suit. As these laws continue to evolve, we may be required to make changes to our systems, services, solutions and/or products so as to enable us and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.

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

It may be difficult for a third party to acquire us, and this could depress our stock price.

Delaware corporate law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price future investors are willing to pay for our shares. These provisions:

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

We currently pay a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend, reduction of the quarterly dividend rate or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

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

Reclassification of our independent contractors by foreign tax or regulatory authorities could have an adverse effect on our business model and/or could require us to pay significant retroactive wages, taxes and penalties.

Internationally, our consultants are a blend of employees and independent contractors. Independent contractor arrangements are more common abroad than in the United States due to the labor laws, tax regulations and customs of the international markets we serve. However, changes to foreign laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification could require classification of consultants as employees. Such reclassification could have an adverse effect on our business and results of operations, could require us to pay significant retroactive wages, taxes and penalties, and could force us to change our contractor business model in the foreign jurisdictions affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

As of May 30, 2020, we maintained 39 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Phoenix, Arizona	Chicago, Illinois	Pittsburgh, Pennsylvania
Irvine, California	Oakbrook Terrace, Illinois	Nashville, Tennessee
Los Angeles, California (2)	Indianapolis, Indiana	Dallas, Texas
Mountain View, California	Minneapolis, Minnesota	San Antonio, Texas
Sacramento, California (2)	Kansas City, Missouri	Seattle, Washington
Santa Clara, California	Las Vegas, Nevada	Richmond, Virginia
San Diego, California	Parsippany, New Jersey
San Francisco, California (2)	New York, New York
Walnut Creek, California	Charlotte, North Carolina
Woodland Hills, California	Cleveland, Ohio
Denver, Colorado	Columbus, Ohio
Stamford, Connecticut	Tulsa, Oklahoma
Tampa, Florida	Portland, Oregon
Atlanta, Georgia	Cranberry Township, Pennsylvania
Honolulu, Hawaii	Philadelphia, Pennsylvania

As of May 30, 2020, we maintained 23 international offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Milan, Italy	Singapore
Toronto, Canada	Tokyo, Japan	Seoul, South Korea
Paris, France	Mexico City, Mexico	Zurich, Switzerland
Frankfurt, Germany	Amsterdam (Utrecht), Netherlands	Taipei, Taiwan
Muenster, Germany	Beijing, People’s Republic of China	London, United Kingdom
Munich, Germany	Hong Kong, People’s Republic of China
Bangalore, India	Guangzhou, People’s Republic of China
Mumbai, India	Shanghai, People’s Republic of China
Dublin, Ireland	Manila, Philippines

Our corporate offices are located in Irvine, California. We own an approximately 57,000 square foot office building in Irvine, California, of which we occupied approximately 40,000 square feet as of May 30, 2020, including space occupied by our Orange County, California practice. Approximately 13,000 square feet is leased to independent third parties, and 4,000 square feet is vacant.

ITEM 3.    LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Effective April 2, 2020, we changed our ticker symbol from “RECN” to “RGP” and began trading on the Nasdaq Capital Market under this new ticker symbol. We changed our ticker symbol when RGP became available,  as it aligns directly with our trade name, Resources Global Professionals or RGP. Prior to this change in ticker symbol, our common stock had traded on the Nasdaq Global Select Market under the symbol “RECN” since December 15, 2000. As of July 8, 2020, the last reported sales price on Nasdaq of our common stock was $11.40 per share and the approximate number of holders of record of our common stock was 47 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we declared a dividend of $0.14 per share of common stock during each quarter in fiscal 2020, $0.13 per share of common stock during each quarter in fiscal 2019, and $0.12 per share of common stock during each quarter in fiscal 2018. On April 15, 2020, our board of directors declared a regular quarterly dividend of $0.14 per share of our common stock. The dividend was paid on June 10, 2020 to stockholders of record at the close of business on May 13, 2020. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our board of directors.

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

There were no repurchases of our common stock during the fourth quarter of fiscal 2020.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock with the cumulative total return of the Russell 3000 Index, a customized peer group consisting of eight companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services for the five years ended May 30, 2020. The graph assumes $100 was invested at market close on May 29, 2015 in our common stock and in each index (based on prices from the close of trading on May 29, 2015), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	For the Fiscal Years Ended
	May 29, 2015	May 28, 2016	May 27, 2017	May 26, 2018	May 25, 2019	May 30, 2020
Resources Connection, Inc.	$100.00	$101.40	$85.13	$113.72	$111.76	$82.30
Russell 3000	$100.00	$100.25	$118.19	$136.28	$142.80	$155.05
SIC Code 8742 - Management Consulting	$100.00	$116.93	$124.98	$148.25	$252.99	$302.85
Peer Group	$100.00	$95.52	$92.62	$148.43	$153.60	$156.23

Our customized peer group includes the following eight professional services companies that we believe reflect the competitive landscape in which we operate and acquire talent: CRA International, Inc.; FTI Consulting, Inc.; Heidrick & Struggles International, Inc.; Hudson Global, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; and Korn Ferry. Navigant Consulting, Inc. is no longer included in our customized peer group due to its acquisition by Veritas Capital-backed Guidehouse in October 2019. Our compensation committee, a committee of our board of directors comprised of independent directors, reviews the composition of the peer group annually to ensure its alignment with our size, practice areas, business model delivery and geographic reach.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 “Financial Statements and Supplementary Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 27, 2017 and May 28, 2016 and the Consolidated Balance Sheet data at May 26, 2018, May 27, 2017 and May 28, 2016 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended May 30, 2020,  May 25, 2019 and May 26, 2018 and the Consolidated Balance Sheet data at May 30, 2020 and May 25, 2019 were derived from our audited Consolidated Financial Statements that are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future periods. The fiscal year ended May 30, 2020 consisted of 53 weeks. All other years presented consisted of 52 weeks.

	Years Ended
	May 30,	May 25,	May 26,	May 27,	May 28,
	2020 (1)	2019	2018 (1)	2017	2016
	(In thousands, except per common share, number of offices and number of consultants)

Revenue	$703,353	$728,999	$654,129	$583,411	$598,521
Income from operations	$36,652	$50,159	$30,624	$34,402	$53,803
Net income	$28,285	$31,470	$18,826	$18,651	$30,443
Net income per common share:
Basic	$0.88	$1.00	$0.61	$0.57	$0.82
Diluted	$0.88	$0.98	$0.60	$0.56	$0.81
Weighted average common shares outstanding:
Basic	31,989	31,596	30,741	32,851	37,037
Diluted	32,227	32,207	31,210	33,471	37,608
Cash dividends declared per common share	$0.56	$0.52	$0.48	$0.44	$0.40

Other Data:
Number of offices at end of year	63	73	74	67	68
Number of consultants on assignment at end of year	2,495	2,965	3,247	2,569	2,511
Cash dividends paid	$17,581	$16,158	$14,269	$14,157	$14,085

	May 30,	May 25,	May 26,	May 27,	May 28,
	2020	2019	2018	2017	2016
	(Amounts in thousands)
Total assets	$529,181	$428,370	$432,674	$364,128	$417,255
Long-term debt	$88,000	$43,000	$63,000	$48,000	$-
Stockholders' equity	$303,661	$282,396	$268,825	$238,142	$342,649

(1)

See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussions on our acquisitions of Expertence and Veracity during fiscal 2020 and taskforce and Accretive during fiscal 2018.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors.” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements.”

Overview

RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations and transformations. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success. See Part 1, Item 1 “Business” for further discussions about our business and operations.

Key Transformation Initiatives

Starting in fiscal 2017 and continuing through fiscal 2019, we completed a number of transformative enterprise initiatives including cultivating a more robust sales culture, adopting a new operating model for sales, talent and delivery in North America, refreshing the RGP brand and establishing a digital innovation function focusing on building and commercializing our digital engagement platform and product offerings and enhancing our consulting capabilities in the digital transformation space.

To optimize our sales organization, we aligned our sales process using tools such as Salesforce.com and implemented a new incentive compensation program focused on driving growth in our business with the appropriate metrics. In addition, we expanded our Strategic Client Program, which assigns dedicated account teams to certain high-profile clients with global operations.

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

Fiscal 2020 Strategic Focus Areas

In fiscal 2020, we continued to strengthen our core by further investing in digital innovation, both organically and through a strategic acquisition, while simultaneously forging ahead in our transformation journey with a deep and global strategic business review.

In July 2019, we acquired Veracity Consulting Group, LLC (“Veracity”), a fast-growing, digital transformation firm based in Richmond, Virginia. This important strategic acquisition allows RGP to offer comprehensive end-to-end digital transformation solutions to clients by combining Veracity’s customer-facing offerings with our depth of experience in back-office solutions. In addition, during fiscal 2020, we continued to invest in our digital engagement platform which is on track to launch in fiscal 2021.

During the first quarter of fiscal 2020, we evaluated certain European markets and determined that we would no longer operate in certain markets based on their client base. As a result, we sold certain assets and liabilities of our foreign subsidiary, Resources Global Professionals Sweden AB (“RGP Sweden”) and exited from the Belgium market, including its wholly own subsidiary in Luxemburg, as well as Norway.

During the third quarter of fiscal 2020, we further performed a deep and strategic review of our global business beginning in North America and Asia Pacific, and committed to a global restructuring and business transformation plan (the “Plan”), centered on strengthening the business for greater agility and resilience in anticipation of macroeconomic volatility. The Plan consists of two key components: an effort to streamline our management structure and eliminate non-essential positions to focus on core solution offerings, improve efficiency and enhance the employee experience; and a strategic rationalization of our physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact.

Through the remainder of fiscal 2020, we completed a reduction in force (“RIF”) pursuant to the first component of the Plan, eliminating 73 positions in North America and Asia Pacific. In connection with the RIF, we incurred $3.9 million of employee termination costs in the fourth quarter of fiscal 2020, of which $2.0 million was paid at the end of fiscal 2020. An additional $1.7 million is expected to be paid in fiscal 2021.

The real estate component of the Plan, specifically to shrink our real estate footprint by 26% globally through either lease termination or subleasing, has afforded us a head start in managing the impact of the Pandemic. As a result of the work we did in the third quarter of fiscal 2020 preparing for a shift to virtual operations in connection with office closures, we were able to seamlessly pivot to a virtual operating model when the Pandemic hit in March, supported by a robust array of enhanced technical tools which enabled remote work. During the fourth quarter of fiscal 2020, we incurred $1.1 million of non-cash charges relating to lease terminations and other costs associated with exiting the facilities, including $0.6 million in impairment of our operating right-of-use assets and $0.5 million in loss on disposal of fixed assets. We expect to incur additional restructuring charges in fiscal 2021 as we continue to exit certain real estate leases in accordance with the Plan. The exact amount and timing will depend on a number of variables, including market conditions. Given the current macro environment, particularly the current shift away from commercial real estate occupancy, accelerated by the Pandemic, we are seeing challenges in our effort to sublet our real estate facilities. As a result, we believe it could take longer and be more costly to terminate and sublet our leases, therefore taking longer to realize the expected savings.

We expect to realize $10.0 million to $12.0 million of savings in fiscal 2021 as a result of the Plan.

All of the employee termination costs and the facility exit costs associated with our restructuring initiatives that we incurred in fiscal 2020 are recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations for the year ended May 30, 2020.

During the first quarter of fiscal 2021, we started the strategic business review in Europe, and currently expect to substantially complete the review and restructuring in Europe in fiscal 2021.

COVID-19 Impact and Outlook

Since the start of calendar 2020, the COVID-19 virus has spread to many of the countries in which we and our customers conduct business. Governments throughout the world have implemented, and may continue to implement, stay-at-home orders, proclamations and directives aimed at minimizing the spread of the COVID-19 virus. The impact of the Pandemic and the resulting restrictions have caused disruptions in the U.S. and global economy and may continue to disrupt financial markets and global economic activities. We have taken precautions and steps to prevent or reduce infection among our employees, including limiting business travel and mandating working from home in many of the countries in which we operate. While our overall productivity remained high through the end of fiscal 2020, these measures may disrupt our normal business operations and negatively impact our productivity and our ability to efficiently serve our clients. As events relating to COVID-19 continue to develop and evolve globally, there is significant uncertainty as to the full likely effects of the Pandemic, which may, among other things, reduce demand for or delay client decisions to procure our services or result in cancellation of existing projects. While the exact impact from the Pandemic is not quantifiable, our results of operations and cash flows were adversely impacted in the latter half of fiscal 2020. During the last 12 non-holiday weeks in the fourth quarter of fiscal 2020, which started with the week ended March 7, 2020, our average weekly revenue declined 9.1% compared to the first eight non-holiday weeks of the 2020 calendar year. Our number of consultants also decreased from 2,965 as of May 25, 2019 to 2,495 as of May 30, 2020. Due to the disruption of business operations in the U.S. and globally, we have also seen some softening in our pipeline globally.  Although we do not expect the Pandemic to have a permanent impact on our business operations, we cannot estimate the length or the magnitude of the Pandemic and how this might affect our customers’ demand for our services and our ability to continue to operate efficiently. We believe the Pandemic could continue to have an adverse impact on our results of operations and financial position in fiscal 2021. We are uncertain whether future effects of the Pandemic will be similar to what we have experienced in fiscal 2020. We continue to monitor relevant business metrics, such as daily and weekly revenue run rate, pipeline activities, rate of consultant attrition and days sales outstanding, and have implemented the appropriate modifications to our normal operations. Until we have further visibility into the full impact of the pandemic on the global economy, we will remain focused on the health of our balance sheet and liquidity. We will make prudent decisions to reinvest in the business to drive key growth initiatives in core markets and the expansion of our digital capabilities. We believe the restructuring initiatives that we took in the fourth quarter of fiscal 2020 have better prepared us to operate with agility and resilience in this challenging economic environment.

Our primary source of liquidity historically has been cash provided by our operations and our $120.0 million secured revolving credit facility (“Facility”) which expires on October 17, 2021. As of May 30, 2020, we had cash and cash equivalents of $95.6 million, and additional availability under our Facility of $30.7 million. During the year ended May 30, 2020, we also continued to generate positive cash flow from operations and we believe the collection and quality of our customer receivables remain strong. Given our balance sheet and liquidity position, we believe we have the financial flexibility and resources needed to operate in the current uncertain economic environment. However, if global economic conditions worsen as a result of the Pandemic, it could materially impact our liquidity position and capital needs, although we believe our variable expense operating model serves to mitigate both operational and liquidity risk. See “—Liquidity and Capital Resources” below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the Pandemic. The CARES Act includes, among other things, direct financial assistance to Americans in the form of cash payments to individuals, aid to small businesses in the form of loans, and other tax incentives in an effort to stabilize the U.S. economy and keep Americans employed. We have not filed, and currently do not intend to file, for funding provided by the CARES Act. In the U.S., we have deferred $2.9 million in payroll tax payments through the end of fiscal 2020. We do not believe the income tax provisions such as changes to the net operating loss rules included in the CARES Act will have a material impact on us. We have not received, and do not expect to receive, significant government-provided relief or stimulus funding in other parts of the world.

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

The following represents a summary of our critical accounting policies, defined as those policies we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most subjective or complex judgments.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results.

Income taxes — In order to prepare our Consolidated Financial Statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect our future financial result. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Operations, an adjustment of tax expense may need to be recorded and this adjustment may materially affect our future financial results and financial condition. We also evaluate our uncertain tax positions and only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percentage likelihood of being realized upon settlement. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.

Revenue recognition — Revenues are recognized when control of the promised service is transferred to our clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues from contracts are recognized over time, based on hours worked by our professionals. The performance of the agreed-upon service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most likely amount method prescribed by Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.

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

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We determine the estimated value of restricted stock awards using the closing price of our common stock on the date of grant. We have elected to use the Black-Scholes option-pricing model for our stock options and stock-based awards as well as stock issued under our ESPP which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options. In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period.

We use our historical volatility over the expected life of the stock option award and ESPP to estimate the expected volatility of the price of our common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.14 per share for each quarter during fiscal 2020, $0.13 per share for each quarter during fiscal 2019, and $0.12 per share for each quarter during fiscal 2018) is also incorporated in determining the estimated value per share of employee stock option grants and purchases under our ESPP. Such dividends are subject to quarterly board of director approval. Our expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers, and the expected life of grants under our ESPP is 6 months. We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist.

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could result in an impairment in the future. Although the impairment is a non-cash expense, it could materially affect our future financial results and financial condition. Identifiable intangible assets are amortized over their lives, typically ranging from 17 months to ten years.

Valuation of goodwill – Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. We evaluate goodwill for impairment annually on the last day of the fiscal year, and whenever events indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. We operate under one reporting unit resulting from the combination of our practice offices. We early adopted Accounting Standards Update (“ASU”) No. 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) on May 26, 2019, the first day of fiscal 2020. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Under ASU 2017-04, we compare the fair value and the carrying value of our reporting unit to assess and measure goodwill impairment. There was no goodwill impairment for fiscal 2020. Depending on future market values of our stock, our operating performance and other factors, the assessment could potentially result in an impairment in the future. Although the impairment is a non-cash expense, it could materially affect our future financial results and financial condition.

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

Purchase agreements related to certain business acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. These contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities in our Consolidated Balance Sheets and are remeasured to fair value at each reporting period, with any change in fair value being recognized in the applicable period’s results of operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies). The estimated fair value of the contingent consideration is based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance and other measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

Our operating results for the periods indicated are expressed as a percentage of revenue below. The fiscal year ended May 30, 2020 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

	For the Years Ended
	May 30,		May 25,		May 26,
	2020		2019		2018
	(Amounts in thousands, except percentages)
Revenue	$703,353	100.0%	$728,999	100.0%	$654,129	100.0%
Direct cost of services	427,870	60.8	446,560	61.3	408,074	62.4
Gross margin	275,483	39.2	282,439	38.7	246,055	37.6
Selling, general and administrative expenses	228,067	32.4	223,802	30.7	209,042	32.0
Amortization of intangible assets	5,745	0.8	3,799	0.5	2,298	0.4
Depreciation expense	5,019	0.8	4,679	0.6	4,091	0.6
Income from operations	36,652	5.2	50,159	6.9	30,624	4.6
Interest expense, net	2,061	0.3	2,190	0.3	1,735	0.3
Other income	(637)	(0.1)	-	-	-	-
Income before provision for income taxes	35,228	5.0	47,969	6.6	28,889	4.3
Provision for income taxes	6,943	1.0	16,499	2.3	10,063	1.5
Net income	$28,285	4.0%	$31,470	4.3%	$18,826	2.8%

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.

•

Constant currency applied to both GAAP revenue and Non-GAAP revenue, as defined herein, represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior period.

•	Organic revenue is calculated as GAAP revenue less revenues from acquired businesses and revenues related to businesses that the Company disposed of either through sale or abandonment.
•

Same day organic revenue is calculated as organic revenue, divided by the number of business days in the current period, multiplied by the number of business days in the comparable prior period. For example, North America organic revenue for fiscal 2020 on the same day basis as fiscal 2019 is calculated as North America organic revenue for fiscal 2020 of $561.4 million divided by the 258 business days in North America in the current year, multiplied by the 254 business days in North America in fiscal 2019. The number of days in each respective year is provided in “Year Ended May 30, 2020 Compared to Year Ended May 29, 2019” below.

•

Adjusted EBITDA is calculated as net income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, and plus or minus contingent consideration adjustments.

•	Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.

Organic Revenue and Same Day Organic Revenue

Organic revenue and same day organic revenue assist management in evaluating revenue trends on a more comparable and consistent basis. We believe these measures also provide more clarity to our investors in evaluating our core operating performance and facilitate a comparison of such performance from period to period. The following table presents the organic revenue for the periods indicated and includes a reconciliation of the organic revenue to revenue, the most directly comparable GAAP financial measure. Amounts are stated in thousands:

	For the Years Ended
Organic Revenue	May 30,	May 25,
	2020	2019
Revenue (GAAP)	(Unaudited)
North America	$580,185	$593,799
Asia Pacific	48,622	48,845
Europe	74,546	86,355
Total revenue	$703,353	$728,999

Less: Impact of Acquisitions and Dispositions
North America (1)	$18,817	$-
Asia Pacific	-	-
Europe (2)	2,712	12,136
Total revenue	$21,529	$12,136

Organic Revenue
North America	$561,368	$593,799
Asia Pacific	48,622	48,845
Europe	71,834	74,219
Total revenue	$681,824	$716,863

(1) Related to Veracity
(2) Related to Nordics and Belgium

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure:

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
	(Amounts in thousands, except percentages)
Net income	$28,285	$31,470	$18,826
Adjustments:
Amortization of intangible assets	5,745	3,799	2,298
Depreciation expense	5,019	4,679	4,091
Interest expense, net	2,061	2,190	1,735
Provision for income taxes	6,943	16,499	10,063
Stock-based compensation expense	6,057	6,570	6,033
Restructuring costs	4,982	-	-
Contingent consideration adjustment	794	(590)	-
Adjusted EBITDA	$59,886	$64,617	$43,046
Revenue	$703,353	$728,999	$654,129
Adjusted EBITDA Margin	8.5%	8.9%	6.6%

Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, revenue, net income, earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

Further, a limitation of our non-GAAP financial measures is they exclude items detailed above that have an impact on our GAAP reported results. Other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, these non-GAAP financial measures should not be considered a substitute for performance measures calculated in accordance with GAAP.

Year Ended May 30, 2020 Compared to Year Ended May 25, 2019

Amounts are in millions unless otherwise stated. Percentage change computations are based upon amounts in thousands.

Revenue.  Revenue decreased $25.6 million, or 3.5%, to $703.4 million for the year ended May 30, 2020 from $729.0 million for the year ended May 25, 2019.  Billable hours decreased by 3.3% in fiscal 2020 as compared to fiscal 2019, while average bill rate remained relatively consistent between the two periods.  Results in fiscal 2020 consisted of 53 weeks while fiscal 2019 consisted of 52 weeks.

The following table represents revenue, organic revenue, and same day organic revenue for our major geographies across the globe, and the number of business days in each geography:

	Revenue For the Years Ended
	May 30,		May 25,		%
	2020		2019		Change
GAAP	(Amounts in thousands, except percentages)
North America	$580,185	82.5%	$593,799	81.5%	(2.3)%
Europe	74,546	10.6	86,355	11.8	(13.7)%
Asia Pacific	48,622	6.9	48,845	6.7	(0.5)%
Total	$703,353	100.0%	$728,999	100.0%	(3.5)%

Organic Revenue
North America	$561,368	82.3%	$593,799	82.8%	(5.5)%
Asia Pacific	48,622	7.2	48,845	6.8	(0.5)%
Europe	71,834	10.5	74,219	10.4	(3.2)%
Total revenue	$681,824	100.0%	$716,863	100.0%	(4.9)%

Same Day Organic Revenue
North America	552,665	82.4%	$593,799	82.8%	(6.9)%
Asia Pacific	47,850	7.1	48,845	6.8	(2.0)%
Europe	70,442	10.5	74,219	10.4	(5.1)%
Total revenue	670,957	100.0%	$716,863	100.0%	(6.4)%

Number of Business Days
North America (1)	258		254
Asia Pacific (2)	252		248
Europe (2)	258		253

(1) This represents the number of business days in the United States.
(2) This represents the number of business days in country or countries in which the revenues are most concentrated within the geography.

North America same day organic revenue decreased $41.1 million, or 6.9%, in fiscal 2020 compared to fiscal 2019. The average bill rate in North America improved by 1.0% compared to the prior fiscal year. Europe same day organic revenue decreased $3.8 million, or 5.1%, in fiscal 2020 compared to fiscal 2019. Asia Pacific same day organic revenue declined by $1.0 million, or 2.0%, in fiscal 2020. The decline of revenue in all geographies in fiscal 2020 reflected the adverse impact of the Pandemic and particularly in North America, the wind-down of project revenue related to lease accounting implementation and other large projects.

Our financial results are subject to fluctuations in the exchange rates of foreign currencies in relation to the United States dollar. Revenues denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates in effect during each period. Thus, as the value of the United States dollar strengthens relative to the currencies of our non-United States based operations, our translated revenue (and expenses) will be lower; conversely, if the value of the U.S. dollar weakens relative to the currencies of our non-United States operations, our translated revenue (and expenses) will be higher. Using the comparable fiscal 2019 conversion rates, which we believe provides a more comprehensive view of trends in our business, our same day organic revenue decreased by 6.0% on an overall global basis during fiscal 2020. By geography, using comparable fiscal 2019 conversion rates, our same day organic revenue decreased by 6.9%, 2.1% and 1.3% in North America, Europe and Asia Pacific, respectively. Overall average bill rates increased 0.4% on a constant currency basis in fiscal 2020.

Our clients do not sign long-term contracts with us. As such, there can be no assurance as to future demand levels for the services that we provide or that future results can be reliably predicted by considering past trends. The number of consultants on assignment at the end of fiscal 2020 was 2,495 compared to 2,965 at the end of fiscal 2019.

Direct Cost of Services.  Direct cost of services decreased $18.7 million, or 4.2%, to $427.9 million for the year ended May 30, 2020 from $446.6 million for the year ended May 25, 2019. The decrease is primarily due to a 3.3% decrease in billable hours between the two periods and a 0.2% decrease in the average consultant pay rates from fiscal 2019 to fiscal 2020.

Direct cost of services as a percentage of revenue was 60.8% and 61.3% during fiscal 2020 and fiscal 2019, respectively. Direct cost of services as a percentage of revenue improved in the current period primarily attributable to lower passthrough revenue from client reimbursement and a slight improvement in the bill/pay ratio.  Our target direct cost of services percentage is 60% for all of our markets.

Selling, General and Administrative Expenses (“SG&A”).  SG&A increased $4.3 million, or 1.9%, to $228.1 million for the year ended May 30, 2020 from $223.8 million for the year ended May 25, 2019. SG&A in fiscal 2020 reflected one extra week of activities as compared to fiscal 2019. SG&A as a percentage of revenue increased from 30.7% in fiscal 2019 to 32.4% in fiscal 2020. The increase in SG&A is primarily due to the following: (1) $5.0 million of restructuring costs incurred in fiscal 2020, including $3.9 million in personnel-related costs, and $1.1 million in real estate exit related costs; (2) a  $2.9 million increase in management compensation and bonuses and commissions partially driven by the one extra week in fiscal 2020; and (3) a  change in contingent consideration related expense/benefit over the two periods, which was an expense of $0.8 million in fiscal 2020 as compared to a benefit of $0.6 million in fiscal 2019. The increase in SG&A was partially offset by the following: (1) $2.5 million of savings in general business expenses, primarily attributable to cost containment measures and reduced business travel during the Pandemic; (2)  a $1.7 million decrease in internal consultants costs as we continue to leverage our existing resources more efficiently on various projects and initiatives; and (3) a $0.5 million decrease in stock-based compensation expense.

Amortization and Depreciation Expense.  Amortization of intangible assets was $5.7 million in fiscal 2020 compared to $3.8 million in fiscal 2019. The increase is primarily due to the amortization related to identifiable intangible assets acquired through Veracity. Depreciation expense was $5.0 million and $4.7 million in fiscal 2020 and 2019, respectively.

Interest Expense, net.  Net interest expense for fiscal 2020, including commitment fees, was approximately $2.1 million in fiscal 2020 compared to $2.2 million in fiscal 2019. The decrease was due to a lower average interest rate in fiscal 2020 as compared to the prior fiscal year. Interest income was $0.1 million and $0.3 million in fiscal 2020 and 2019, respectively.

Income Taxes.   The provision for income taxes was $6.9 million and $16.5 million in fiscal 2020 and 2019, respectively. The effective tax rate decreased from 34.4% in fiscal 2019 to 19.7% in fiscal 2020. The decrease in the provision for income taxes from the prior year was primarily due to a fiscal 2020 deduction related to a worthless stock loss in our investment in our wholly owned subsidiaries. During fiscal 2020, after analyzing the facts and circumstances, we determined to no longer invest in the Belgium, Luxembourg and the Nordics markets which includes Sweden and Norway. We have maintained a permanent investment position and, therefore, have not previously recorded a deferred tax asset for the basis differences of these entities. The financial results of these entities created an excess of tax basis over the book basis in which the worthless stock that was deducted for income tax purposes equal to approximately $25.8 million, resulting in an estimated net tax benefit of $6.6 million. We analyzed these transactions and determined that these worthless stock deductions qualify as ordinary losses.  In addition, we took a deduction relating to worthless loans of approximately $4.4 million, which is also treated as an ordinary loss, resulting in a net tax benefit of $0.8 million after the offset of the estimated global intangible low-taxed income (“GILTI”) tax. While we believe this is a valid income tax deduction, due to the controversial nature of worthless loan deductions, we have determined this tax benefit to be an uncertain tax position. Accordingly, we fully reserved for the tax benefit associated with the worthless loan deduction. The reserve includes offsetting the federal and state benefits, by the estimated GILTI tax increase. The deductions for worthless stock and worthless loans decreased the effective tax rate for fiscal 2020 by 17.4%. These reductions were partially offset by new valuation allowances set up on some of our foreign deferred tax assets based on a review of earnings trends in connection with the adverse impact from the Pandemic.

The provision for taxes in both fiscal 2020 and 2019 resulted from taxes on income from operations in the United States and certain other foreign jurisdictions, a lower benefit for losses in certain foreign jurisdictions with tax rates lower than the United States statutory rates, and no benefit for losses in jurisdictions in which a valuation allowance on operating loss carryforwards had previously been established. Based upon current economic circumstances, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

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

We have maintained a position of being indefinitely reinvested in our foreign subsidiaries’ earnings by not expecting to remit foreign earnings in the foreseeable future. Being indefinitely reinvested does not require a deferred tax liability to be recognized on the foreign earnings. Management’s indefinite reinvestment position is supported by:

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

Year Ended May 25, 2019 Compared to Year Ended May 26, 2018

For a comparison of our results of operations for the fiscal years ended May 25, 2019 and May 26, 2018, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 25, 2019, filed with the SEC on July 19, 2019 (File No. 0-32113).

Quarterly Results

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended May 30, 2020. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited Consolidated Financial Statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	Quarters Ended
	May 30,	Feb. 22,	Nov. 23,	Aug. 24,	May 25,	Feb. 23,	Nov. 24,	Aug. 25,
	2020 (1)	2020	2019	2019	2019	2019	2018	2018
	(In thousands, except net income per common share)

Revenue	$178,569	$168,052	$184,507	$172,225	$182,144	$179,498	$188,799	$178,558
Direct cost of services, primarily
payroll and related taxes for
professional services employees	106,386	106,632	110,130	104,722	109,188	111,587	115,378	110,407
Gross margin	72,183	61,420	74,377	67,503	72,956	67,911	73,421	68,151
Selling, general and
administrative expenses	62,035	55,299	53,755	56,978	56,890	55,587	54,959	56,366
Amortization of intangible assets	1,592	1,549	1,510	1,094	944	948	952	955
Depreciation expense	1,106	1,120	1,424	1,369	1,250	1,163	1,197	1,069
Income from operations	7,450	3,452	17,688	8,062	13,872	10,213	16,313	9,761
Interest expense, net	535	493	551	482	461	595	608	526
Other income	(100)	-	(537)	-	-	-	-	-
Income before income tax
expense (benefit)	7,015	2,959	17,674	7,580	13,411	9,618	15,705	9,235
Income tax expense (benefit)	2,948	(3,983)	5,337	2,641	4,042	3,822	5,141	3,494
Net income	$4,067	$6,942	$12,337	$4,939	$9,369	$5,796	$10,564	$5,741
Net income per common share (2):
Basic	$0.13	$0.22	$0.39	$0.16	$0.30	$0.18	$0.33	$0.18
Diluted	$0.13	$0.21	$0.38	$0.15	$0.29	$0.18	$0.33	$0.18

(1) Fiscal quarter ended May 30, 2020 consisted of 14 weeks. All other quarters presented consisted of 13 weeks.

(2) Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A “Risk Factors.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations, our $120.0 million secured revolving credit facility with Bank of America (the “Facility”) and, historically to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 30, 2020. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and our ability to remain resilient during economic downturns, such as the one we are currently in caused by the COVID-19 Pandemic. As of May 30, 2020, we had $95.6 million of cash and cash equivalents including $31.7 million held in international operations.

We entered into the Facility in October 2016, which is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows us to choose the interest rate applicable to advances. Borrowings under the Facility bear interest at a rate per annum of either, at our option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on our consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on our consolidated leverage ratio. The Facility expires on October 17, 2021. The Facility contains both affirmative and negative covenants. We were in compliance with all financial covenants under the Facility as of May 30, 2020 and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of the Facility. As of May 30, 2020, our borrowings on the Facility were $88.0 million, and we had $1.3 million of outstanding letters of credit issued under the Facility. Additional information regarding the Facility is included in Note 7 — Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our ongoing operations and anticipated growth in the geographic markets we currently serve will require us to continue to make investments in critical markets and in systems and technology. In addition, we may consider making strategic acquisitions or take on restructuring initiatives, which could require significant liquidity. While we have not seen a significant adverse impact on our overall cash collections as a result of the Pandemic, in an abundance of caution, we borrowed $39.0 million on the Facility in the fourth quarter, to provide substantial additional liquidity to manage our business as the Pandemic continued to develop globally and impact the capital markets. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs and to satisfy our cash requirement in executing our restructuring initiatives for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to increase our use of our Facility. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Operating Activities, fiscal 2020 and 2019

Operating activities provided $49.5 million and $43.6 million in cash in fiscal 2020 and fiscal 2019, respectively. Cash provided by operations in fiscal 2020 resulted from net income of $28.3 million and net favorable non-cash reconciling adjustments of $21.5 million. These amounts were partially offset by a net unfavorable change in operating assets and liabilities of $0.3 million primarily due to a $7.9 million decrease in accounts payable, a $6.8 million decrease in accrued salaries and related obligations and a $2.5 million increase in prepaid income taxes, partially offset by a $10.0 million decrease in trade accounts receivable and a $7.3 million increase in other liabilities. In fiscal 2019, cash provided by operations resulted from net income of $31.5 million and net favorable non-cash reconciling adjustments of $22.6 million, partially offset by a  net unfavorable change in operating assets and liabilities of $10.4 million primarily related to decreases in accounts receivable and income taxes payable.

Investing Activities, fiscal 2020 and 2019

Net cash used in investing activities was $26.8 million for fiscal 2020, compared to $12.9 million in fiscal 2019. We used $30.3 million of cash (net of cash acquired) to acquire Veracity in fiscal 2020. There were no acquisitions in fiscal 2019. Purchases of property and equipment decreased approximately $4.6 million between the two periods, as we relocated or refurbished certain offices during fiscal 2019. We also redeemed $6.0 million of short-term investments in fiscal 2020, which we purchased in fiscal 2019.

Financing Activities, fiscal 2020 and 2019

The primary sources of cash in financing activities are borrowings under our Facility, cash proceeds from the exercise of employee stock options and proceeds from the issuance of shares purchased under our ESPP. The primary uses of cash in financing activities are repayments under the Facility, repurchases of our common stock and cash dividend payments to our shareholders.

Net cash provided by financing activities totaled $30.9 million in fiscal 2020 compared to net cash used in financing activities of $43.6 million in fiscal 2019. Financing activities during fiscal 2020 primarily consisted of $74.0 million of proceeds borrowed from the Facility and $10.3 million from the issuance of shares under ESPP and the exercise of employee stock options, partially offset by principal repayments of $29.0 million under the Facility,  $17.6 million of cash dividend payments and  $5.0 million  for share repurchases.  Additional information regarding dividends is included in Note 11 —  Stockholders’ Equity in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The increase in dividends paid in fiscal 2020 compared to fiscal 2019 was due to an increase in quarterly dividends declared from $0.13 per share in fiscal 2019 to $0.14 per share beginning in fiscal 2020. Net cash used by financing activities of $43.6 million in fiscal 2019 consisted of $16.2 million in cash dividends paid, $29.9 million in share repurchases and $20.0 million repaid under our Facility, partially offset by proceeds of $24.3 million from the exercise of employee stock options and the issuance of shares under ESPP.

As described in Note 3 — Acquisitions and Dispositions, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the purchase agreements for Veracity and Expertence require cash earn-out payments to be made when certain performance conditions are met. We estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated EBITDA and estimated revenue.  The estimated fair value of the contingent consideration as of May 30, 2020 was $7.9 million, of which $5.0 million is due before the end of calendar 2020 if the terms of the contingent consideration arrangement are met.

For a comparison of our cash flow activities for the fiscal years ended May 25, 2019 and May 26, 2018, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 25, 2019, filed with the SEC on July 19, 2019 (File No. 0-32113).

While the Pandemic has created significant uncertainty in the global economy and capital markets, which is expected to continue into the remainder of 2020 and beyond, we currently believe our existing balance of cash, cash flow expected to be generated from our future operations, and the additional availability under our Facility will provide sufficient cash needs for working capital and capital expenditures for at least the next 12 months. However, we could be required, or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our ability to continue to adapt and efficiently serve our client, our clients’ project needs during this uncertain time, and our clients’ financial health and ability to make timely payments on our receivables. A material adverse impact from the Pandemic could result in a need for us to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities.

Contractual Obligations

At May 30, 2020, we had operating leases, primarily for office premises, and purchase obligations include payments due under various types of licenses, expiring at various dates through March 2028. At May 30, 2020, we had no finance leases. The following table summarizes our future minimum rental commitments under operating leases and our other known contractual obligations as of May 30, 2020:

	Payments Due by Period
			Fiscal	Fiscal
	Total	Fiscal 2021	2022-2023	2024-2025	Thereafter
	(Amounts in thousands)
Operating lease obligations	$45,762	$12,610	$19,526	$10,458	$3,168
Purchase obligations	$4,855	$2,797	$2,058	$-	$-
Long-term debt	$88,000	$-	$88,000	$-	$-

Long-term debt above reflects our outstanding borrowings under the Facility as of May 30, 2020, assumes no future borrowings under the Facility and does not include any estimated future interest payments.

The contractual obligations and commitments table above does not reflect the Company’s total liability for unrecognized gross tax benefits, which was $848,000 as of May 30, 2020, because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended May 30, 2020,  May 25, 2019 or May 26, 2018.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.   We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate.

At the end of fiscal 2020, we had approximately $95.6 million of cash and cash equivalents and $88.0 million of borrowings under our Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Borrowings under the Facility bear interest at a rate per annum of either, at our option, (i) LIBOR plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus margin of 0.25% or 0.50% with the applicable margin depending on our consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. We are exposed to interest rate risk related to fluctuations in the LIBOR rate; at the current level of borrowing as of May 30, 2020 of $88.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk.  For the year ended May 30, 2020, approximately 19.1% of our revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 66.9% of our fiscal year-end balances of cash and cash equivalents were denominated in U.S. dollars. The remaining amount of approximately 33.1% was comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in other accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedges to mitigate risks associated with foreign currency fluctuations including in a limited number of circumstances when we may be asked to transact with our client in one currency but are obligated to pay our consultant in another currency. We cannot provide assurance that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

See also “Quarterly Results” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the Company) as of May 30, 2020 and May 25, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 30, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 30, 2020 and May 25, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 27, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of May 26, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California
July 27, 2020

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 30,	May 25,
	2020	2019
	(Amounts in thousands, except
	par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$95,624	$43,045
Short-term investments	-	5,981
Trade accounts receivable, net of allowance for doubtful accounts of
$3,067 and $2,520 as of May 30, 2020 and May 25, 2019, respectively	124,986	133,304
Prepaid expenses and other current assets	6,222	7,103
Income taxes receivable	4,167	2,224
Total current assets	230,999	191,657
Goodwill	214,067	190,815
Intangible assets, net	20,077	14,589
Property and equipment, net	23,644	26,632
Operating right-of-use assets	34,287	-
Deferred income taxes	1,597	1,497
Other assets	4,510	3,180
Total assets	$529,181	$428,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,799	$21,634
Accrued salaries and related obligations	52,407	58,628
Operating lease liabilities, current	11,223	-
Other liabilities	15,472	11,154
Total current liabilities	94,901	91,416
Long-term debt	88,000	43,000
Operating lease liabilities, noncurrent	30,672	-
Deferred income taxes	6,215	5,146
Other long-term liabilities	5,732	6,412
Total liabilities	225,520	145,974
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 63,910 and
63,054 shares issued, and 32,144 and 31,588 shares outstanding as of
May 30, 2020 and May 25, 2019, respectively	639	631
Additional paid-in capital	477,438	460,226
Accumulated other comprehensive loss	(13,862)	(12,588)
Retained earnings	360,534	350,230
Treasury stock at cost, 31,766 and 31,466 shares as of
May 30, 2020 and May 25, 2019, respectively	(521,088)	(516,103)
Total stockholders’ equity	303,661	282,396
Total liabilities and stockholders’ equity	$529,181	$428,370

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
	(Amounts in thousands, except
	per share amounts)
Revenue	$703,353	$728,999	$654,129
Direct cost of services, primarily payroll and related taxes for
professional services employees	427,870	446,560	408,074
Gross margin	275,483	282,439	246,055
Selling, general and administrative expenses	228,067	223,802	209,042
Amortization of intangible assets	5,745	3,799	2,298
Depreciation expense	5,019	4,679	4,091
Income from operations	36,652	50,159	30,624
Interest expense, net	2,061	2,190	1,735
Other income	(637)	-	-
Income before provision for income taxes	35,228	47,969	28,889
Provision for income taxes	6,943	16,499	10,063
Net income	$28,285	$31,470	$18,826
Net income per common share:
Basic	$0.88	$1.00	$0.61
Diluted	$0.88	$0.98	$0.60
Weighted average common shares outstanding:
Basic	31,989	31,596	30,741
Diluted	32,227	32,207	31,210
Cash dividends declared per common share	$0.56	$0.52	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$28,285	$31,470	$18,826
Foreign currency translation adjustment, net of tax	(1,274)	(2,203)	1,011
Total comprehensive income	$27,011	$29,267	$19,837

The accompanying notes are an integral part of these consolidated financial statements.

 RESOURCES CONNECTION, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Equity
	(Amounts in thousands)
Balances as of May 27, 2017	58,992	$590	$398,828	29,330	$(481,904)	$(11,396)	$332,024	$238,142
Exercise of stock options	517	6	6,483					6,489
Stock-based compensation expense			5,978					5,978
Issuance of common stock under Employee
Stock Purchase Plan	339	3	3,947					3,950
Issuance of restricted stock	105	1	(1)					-
Issuance of restricted stock out of treasury
stock to board of director members				(13)	298		(298)	-
Purchase of shares				321	(5,116)			(5,116)
Issuance of common stock for acquisition of Accretive	1,072	11	11,743					11,754
Issuance of common stock for acquisition of taskforce	227	2	2,600					2,602
Cash dividends declared ($0.48 per share)							(14,811)	(14,811)
Currency translation adjustment						1,011		1,011
Net income for the year ended May 26, 2018							18,826	18,826
Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825
Exercise of stock options	1,444	15	19,794					19,809
Stock-based compensation expense			6,358					6,358
Issuance of common stock under Employee
Stock Purchase Plan	358	3	4,496					4,499
Issuance of restricted stock out of treasury
stock to board of director members				(21)	510		(510)	-
Purchase of shares				1,849	(29,891)			(29,891)
Cash dividends declared ($0.52 per share)							(16,471)	(16,471)
Currency translation adjustment						(2,203)		(2,203)
Net income for the year ended May 25, 2019							31,470	31,470
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	376	3	5,122					5,125
Stock-based compensation expense			5,833					5,833
Issuance of common stock under Employee
Stock Purchase Plan	400	4	5,127					5,131
Cancellation of restricted stock	(13)	-						-
Issuance of restricted stock	10	-						-
Issuance of restricted stock out of treasury
stock to board of director members			(10)	(18)	15		(5)	-
Repurchase of shares				318	(5,000)			(5,000)
Cash dividends declared ($0.56 per share)							(17,976)	(17,976)
Issuance of common stock in connection with the
acquisition of Accretive	83	1	1,140					1,141
Currency translation adjustment						(1,274)		(1,274)
Net income for the year ended May 30, 2020							28,285	28,285
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$28,285	$31,470	$18,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,764	8,478	6,389
Stock-based compensation expense	6,057	6,570	6,033
Contingent consideration adjustment	794	(590)	-
Loss on disposal of assets	484	126	14
Impairment of operating right-of-use assets	649	-	-
Bad debt expense	1,840	1,540	826
Deferred income taxes	911	6,452	(5,035)
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	10,010	(5,690)	(19,373)
Prepaid expenses and other current assets	980	109	(1,567)
Income taxes	(2,472)	(4,324)	4,733
Other assets	(1,332)	(1,147)	(166)
Accounts payable and accrued expenses	(7,902)	(1,469)	3,332
Accrued salaries and related obligations	(6,810)	547	4,173
Other liabilities	7,265	1,549	(2,815)
Net cash provided by operating activities	49,523	43,621	15,370
Cash flows from investing activities:
Redemption of short-term investments	5,981	-	-
Purchase of short-term investments	-	(5,981)	-
Proceeds from sale of assets	105	-	4
Acquisition of Expertence, net of cash acquired	(254)	-	-
Acquisition of Veracity, net of cash acquired	(30,258)	-	-
Acquisition of Accretive	-	-	(20,047)
Acquisition of taskforce, net of cash acquired	-	-	(3,410)
Purchase of property and equipment	(2,346)	(6,896)	(2,213)
Net cash used in investing activities	(26,772)	(12,877)	(25,666)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,125	19,809	6,489
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,131	4,499	3,949
Purchase of common stock	(5,000)	(29,891)	(5,116)
Payment of contingent consideration	(1,771)	(1,860)	(2,579)
Proceeds from Revolving Credit Facility	74,000	-	15,000
Repayments on Revolving Credit Facility	(29,000)	(20,000)	-
Cash dividends paid	(17,581)	(16,158)	(14,269)
Net cash provided by (used in) financing activities	30,904	(43,601)	3,474
Effect of exchange rate changes on cash	(1,076)	(568)	963
Net increase (decrease) in cash	52,579	(13,425)	(5,859)
Cash and cash equivalents at beginning of period	43,045	56,470	62,329
Cash and cash equivalents at end of period	$95,624	$43,045	$56,470

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner for our clients, the Company specializes in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations and transformations. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2019 and 2018 consisted of four 13-week quarters and included a total of 52 weeks of activity in the fiscal year. For fiscal year 2020, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks, with a total of 53 weeks of activity in the fiscal year.

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

Risk and Uncertainties

Since the start of 2020, the COVID-19 pandemic (the “Pandemic”) has spread to many of the countries in which the Company and its customers conduct businesses. Governments throughout the world have implemented, and may continue to implement, stay-at-home orders, proclamations and directives aimed at minimizing the spread of the COVID-19 virus. The impact of the Pandemic and the resulting restrictions have caused disruptions in the U.S. and global economy and may continue to disrupt financial markets and global economic activities. The Company has taken precautions and steps to prevent or reduce infection among its employees, including limiting business travel and mandating working from home in many of the countries in which it operates. While overall productivity remained high through the end of fiscal 2020, these measures may disrupt the Company’s normal business operations and negatively impact its productivity and ability to efficiently serve its clients. As events relating to COVID-19 continue to develop and evolve globally, there is significant uncertainty as to the full likely effects of the Pandemic which may, among other things, reduce demand for or delay client decisions to procure the Company’ services or result in cancellation of existing projects. While the full impact from the Pandemic is not quantifiable, the Company’s results of operations and cash flows were adversely impacted in the latter half of fiscal 2020. Although management does not expect the Pandemic to have a permanent impact on its business operations, the Company cannot estimate the length or the magnitude of the Pandemic and how this might affect its customers’ demand for services and the Company’s ability to continue to operate efficiently. Management believes the Pandemic could continue to have an adverse impact on the Company’s results of operations and financial position in fiscal 2021. Management is uncertain whether future effects of the Pandemic will be similar to what the Company has experienced in fiscal 2020. Management continues to monitor relevant business metrics, such as daily and weekly revenue run rate, pipeline activities, rate of consultant attrition and days sales outstanding, and has implemented modifications to the Company’s normal operations. Management believes the restructuring initiatives that the Company took in the fourth quarter of fiscal 2020 have better prepared the Company to operate with agility and resilience in this challenging economic environment.

The Company’s primary source of liquidity historically has been cash provided by its operations and its $120.0 million secured revolving credit facility (“Facility”) which expires on October 17, 2021. As of May 30, 2020, the Company had cash and cash equivalents of $95.6 million, and additional availability under the Facility of $30.7 million. Given its balance sheet and liquidity position, management believes that the Company has the financial flexibility and resources needed to operate in the current uncertain economic environment. However, if global economic conditions worsen as a result of the Pandemic, it could materially impact the Company’s liquidity position and capital needs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the Pandemic. The CARES Act includes, among other things, direct financial assistance to Americans in the form of cash payments to individuals, aid to small businesses in the form of loans, and other tax incentives in an effort to stabilize the U.S. economy and keep Americans employed. The Company has not filed, and currently does not intend to file, for funding provided by the CARES Act. The Company has deferred $2.9 million in payroll tax payments as of the end of fiscal 2020 in the U.S. The Company does not believe the income tax provisions such as changes to the net operating loss rules included in the CARES Act will have a material impact on it. The Company has not received, and does not expect to receive significant government-provided relief or stimulus funding in other parts of the world.

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

The Company recognizes revenues on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because the Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; and c) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $9.4 million, $12.3 million and $11.8 million for the years ended May 30, 2020, May 25, 2019 and May 26, 2018, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. We invoice the majority of our clients on a weekly basis or, in certain circumstances, on a monthly basis, in accordance with our typical arrangement of payment due within 30 days. To a much lesser extent, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.4%,  0.5% and 0.4% of revenue for the years ended May 30, 2020, May 25, 2019 and May 26, 2018, respectively. Permanent placement fees were 0.6%,  0.6% and 0.3% of revenue for the years ended May 30, 2020, May 25, 2019 and May 26, 2018, respectively.

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

Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost related to stock awards for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the years ended May 30, 2020, May 25, 2019 and May 26, 2018 (in thousands, except per share amounts):

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018

Net income	$28,285	$31,470	$18,826
Basic:
Weighted average shares	31,989	31,596	30,741
Diluted:
Weighted average shares	31,989	31,596	30,741
Potentially dilutive shares	238	611	469
Total dilutive shares	32,227	32,207	31,210
Net income per common share:
Basic	$0.88	$1.00	$0.61
Dilutive	$0.88	$0.98	$0.60
Anti-dilutive shares not included above	4,731	3,316	4,619

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

Level 3 – Unobservable inputs.

The following table shows the Company’s financial instruments that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	May 30, 2020			May 25, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments	$-	$-	$-	$-	$5,981	$-
Total assets	$-	$-	$-	$-	$5,981	$-

Liabilities:
Contingent consideration liability	$-	$-	$7,898	$-	$-	$2,195
Total liabilities	$-	$-	$7,898	$-	$-	$2,195

The Company’s short-term investments had original contractual maturities of between three months and one year and are considered “held-to-maturity” securities. The Company had no investments with a maturity in excess of one year as of the end of either fiscal year 2020 or 2019. The Company’s investments in commercial paper or money market account are measured using quoted prices in markets that are not active (Level 2). There were no unrealized holding gains or losses as of May 30, 2020 and May 25, 2019.

Contingent consideration liability presented in the table above is for estimated future contingent consideration cash payments related to the Company’s acquisitions. Total contingent consideration liabilities were $7.9 million and $2.2 million as of May 30, 2020 and May 25, 2019, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is remeasured on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisitions and Dispositions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short‑term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	(Write-offs)/	Ending
	Balance	Operations	Changes	Recoveries	Balance
Years Ended:
May 26, 2018	$2,517	$826	$12	$(1,715)	$1,640
May 25, 2019	$1,640	$1,540	$-	$(660)	$2,520
May 30, 2020	$2,520	$1,840	$(18)	$(1,275)	$3,067

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

Long-lived Assets

The Company evaluates the recoverability of long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test comprises two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company recorded $0.6 million right-of-use (“ROU”) assets impairment for the year ended May 30, 2020 associated with exiting certain real estate leases as part of its restructuring and business transformation initiative. The impairment charge is included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations for the year ended May 30, 2020.

Goodwill and Intangible Assets

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis in the fourth quarter of the fiscal year, or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. For application of this methodology, the Company determined that it operates as a single reporting unit resulting from the combination of its practice offices. The Company’s annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended May 30, 2020, May 25, 2019 and May 26, 2018, respectively.

The Company’s identifiable intangible assets include customer contracts and relationships, tradenames, backlog, consultant list, non-compete agreements and computer software. These assets are amortized on a straight-line basis over lives ranging from 17 months to ten years.

See Note 4 — Intangible Assets and Goodwill for a further description of the Company’s intangible assets.

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards, employee stock options and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods. Excess income tax benefits and deficiencies from stock-based compensation are recognized as a discrete item within the provision for income taxes on the Company’s Consolidated Statements of Operations. Stock options vest over four years and restricted stock award vesting is determined on an individual grant basis under the Company’s 2014 Performance Incentive Plan (“2014 Plan”). The Company determines the estimated value of stock options using the Black-Scholes valuation model and the estimated value of restricted stock awards using the closing price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the service period for awards that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

See Note 13 — Stock-Based Compensation Plans for further information on the 2014 Plan and stock-based compensation.

Income Taxes

The Company recognizes deferred income taxes for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company also evaluates its uncertain tax positions and only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percentage likelihood of being realized upon settlement. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Fiscal Year 2020

Effective as of the beginning of fiscal year 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Targeted Improvements to Topic 842, Leases. The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the guidance on May 26, 2019, the first day of its fiscal 2020, using the modified retrospective approach through a cumulative-effect adjustment, which after completing the implementation analysis, resulted in no adjustment to the Company’s May 26, 2019 beginning retained earnings balance. Periods prior to the date of adoption are presented in accordance with ASC 840, Leases.  As part of the adoption, the Company elected the package of practical expedients, which among other things, permits the Company to not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. The Company also elected the practical expedient to not assess whether existing land easements that were not previously accounted for as leases are or contain a lease under the new guidance. The Company did not elect the hindsight practice expedient to use hindsight when determining lease term and assessing impairment of ROU lease assets. On May 26, 2019, the Company recognized $43.2 million of ROU assets and $51.0 million of operating lease liabilities, including noncurrent operating lease liabilities of $38.5 million, as a result of the adoption. The difference between the ROU assets and the operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to May 26, 2019, and the remaining prepaid rent balance as of May 25, 2019. The adoption did not have an impact on the Company’s consolidated results of operations or cash flows. Additional information and disclosures required by the new standard are contained in Note 6—Leases.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company early adopted ASU 2017-04 as of the beginning of fiscal 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s Consolidated Financial Statements.

3. Acquisitions and Dispositions

Acquisition of Expertence

On November 30, 2019, the Company acquired Expertforce Interim Projects GmbH, LLC (“Expertence”), a leading provider of professional interim management services, based in Munich, Germany. With the acquisition of Expertence, the Company is able to offer a full range of project and management consulting services in the German market.  The Company paid an initial cash consideration of $0.4 million. The initial consideration is subject to final adjustments for the impact of working capital as defined in the purchase agreement.

In addition, the purchase agreement requires earn-out payments to be made based on performance over an 18-month period ending on May 31, 2021. The Company is obligated to pay the former owners of Expertence contingent consideration if certain revenue targets are achieved, up to a maximum of $0.3 million.  In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earnout period and applied a probability to each possible outcome.  Given the short duration of the earnout period, the fair value of contingent liability was measured on an undiscounted basis.  The Company remeasures the fair value of the contingent consideration at each reporting period, and any change in fair value is recognized in the Company’s results of operations in the applicable period. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential revenue results.  The Company does not expect future revisions to these assumptions to materially change the estimate of the fair value of contingent consideration and the Company’s future operating results.

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

Results of operations of Expertence are included in the Consolidated Statements of Operations from the date of acquisition and were not material to the Company’s consolidated results of operations. The amount of the acquisition costs incurred as included in the Consolidated Statements of Operations for the year ended May 30, 2020 was immaterial.

Acquisition of Veracity

On July 31, 2019, the Company acquired Veracity Consulting Group, LLC (“Veracity”), a fast-growing, digital transformation firm based in Richmond, Virginia, that delivers innovative solutions to the Fortune 500 and leading healthcare organizations. The acquisition of Veracity is a critical step in accelerating the Company’s stated objective to enhance its digital capabilities and allows the Company to offer comprehensive end-to-end solutions to its clients by combining Veracity’s customer-facing offerings with the Company’s depth of experience in transforming the back office. The Company paid an initial cash consideration of $30.3 million (net of $2.1 million cash acquired). The initial consideration is subject to final adjustments for the impact of the Internal Revenue Code Section 338(h)(10) joint election between the Company and former owners of Veracity and working capital as defined in the purchase agreement.

In addition, the purchase agreement requires earn-out payments to be made in cash based on performance after each of the first and second anniversary of the acquisition date. The Company is obligated to pay the former owners of Veracity contingent consideration if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements are achieved. In determining the fair value of the contingent consideration liability, the Company used the Monte Carlo simulation modeling which included the application of an appropriate discount rate (Level 3 fair value). The Company remeasures the fair value of the contingent consideration at each reporting period, and any change in fair value is be recognized in the Company’s results of operations in the applicable period. The estimate of fair value of contingent consideration requires very subjective assumptions to be made, including various potential EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

During the quarter ended August 24, 2019, the Company made an initial provisional allocation of the purchase price for Veracity based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill, in accordance with ASC 805,  Business Combinations. The Company’s initial purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets and contingent consideration. During the three months ended November 23, 2019, the Company adjusted the previously reported provisional allocation of the purchase price to reflect new information obtained during the quarter, which resulted in changes in expected future performance and cash flows as of the acquisition date. There were no additional adjustments to the provisional purchase price allocation during the remaining periods in fiscal year ended May 30, 2020.

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

During fiscal 2020, the fair value of the Veracity contingent consideration increased by $1.3 million.  Such amounts were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  As of May 30, 2020, this contingent consideration liability was $7.6 million, of which $5.0 million was included in Other current liabilities and $2.6 million was included in Other long-term liabilities in the Consolidated Balance Sheet.

Results of operations of Veracity are included in the Consolidated Statements of Operations from the date of acquisition. Veracity contributed $18.8 million to consolidated revenue and $4.1 million to income from operations during fiscal 2020.  The Company incurred $0.6 million in acquisition costs which were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations during fiscal 2020.

Prior Year Acquisitions

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

In addition, the purchase agreement for taskforce required additional earn-out payments to be made based on performance in calendar years 2017, 2018 and 2019. Under accounting rules for business combinations, obligations that are contingently payable to the sellers based upon the occurrence of one or more future events are recorded as a discounted liability on the Company’s balance sheet. The Company was obligated to pay the sellers in Euros as follows: for calendar year 2017, Adjusted EBITDA times 6.1 times 20%; and for both calendar years 2018 and 2019, Adjusted EBITDA times 6.1 times 15%; (Adjusted EBITDA is calculated as defined in the purchase agreement). The Company estimated the fair value of the obligation to pay the remaining contingent consideration based on a number of different projections of the estimated Adjusted EBITDA for the year. Each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential Adjusted EBITDA results and discount rates. During the year ended May 25, 2019, the Company decreased the remaining estimated contingent consideration for calendar year 2019 by €523,000  ($590,000) and also recognized accretion expense on the discounted liability. These amounts are included in SG&A for the respective periods. During the year ended May 30, 2020, the Company did not have any material adjustment to the contingent consideration liability relating to taskforce.  Results of operations of taskforce are included in the Consolidated Statements of Operations from the date of acquisition.

The payment for calendar year 2017 of €2.1 million (approximately $2.6 million) was made on March 28, 2018. The payment for calendar year 2018 of €1.6 million (approximately $1.9 million) was made on March 27, 2019. A final contingent consideration payment of €1.6 million ($1.8 million) was made on March 30, 2020.

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

The following table summarizes the consideration paid for Accretive and the amounts of the identified assets acquired and liabilities assumed at the acquisition date (in thousands, except number of shares and per share amount):

Cash	$20,047
Common stock - 1,072,474 shares @ $10.96 (closing price on acquisition date discounted for restriction on sale)	11,754
Total	$31,801

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Accounts receivable	$11,360
Prepaid expenses and other current assets	1,084
Intangible assets	15,200
Property and equipment	979
Total identifiable assets	28,623
Accounts payable and accrued expenses	3,649
Accrued salaries and related obligations	4,562
Other current liabilities	136
Total liabilities assumed	8,347
Net identifiable assets acquired	20,276
Goodwill	11,525
Net assets acquired	$31,801

On October 14, 2019, the Company reached a final settlement on a pre-acquisition claim with the seller of Accretive. As a part of the settlement, the Company issued 82,762 shares of common stock to the seller and received $0.6 million in cash from the escrow. The resulting gain of $0.5 million was included in Other income in the Consolidated Statements of Operations for the year ended May 30, 2020.

Dispositions

On September 2, 2019, the Company completed the sale of certain assets and liabilities of its foreign subsidiary, Resources Global Professionals Sweden AB, to Capacent Holding AB (publ), a Swedish public company, for SEK1,016,862 (approximately $105,000) in cash, resulting in a loss on sale of assets of approximately $38,000. As a part the sale, the Company transferred the majority of its local customer contracts, the existing office lease as well as all its employee consultants. As a result of the sale, the nearby Denmark and Norway markets also discontinued serving local Sweden customer contracts. The Company expects to continue to serve its global client base and to a lesser extent, its remaining local client contracts, in Sweden and Denmark.

In addition, during the fourth quarter of fiscal 2020, the Company discontinued its operations in Belgium, Luxembourg and Norway. All three legal entities were dissolved as of the end of fiscal 2020. In connection with the foregoing sale of assets and exit activities, the Company incurred costs of approximately $0.7 million primarily related to employee termination benefits. Such expenses were included in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended May 30, 2020. None of the markets sold or exited are considered strategic components of the Company’s operations.

In connection with exiting the above-mentioned entities, the Company analyzed the facts and circumstances regarding its historical and current investments, along with its associated accounting and tax positions. Based on the analysis, the Company recorded a tax benefit related to the worthless stock loss in the investment in its wholly owned subsidiaries as well as worthless loans to these subsidiaries. See Note 8 – Income taxes.

4. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

	As of May 30, 2020			As of May 25, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,779	$(6,707)	$17,072	$14,495	$(3,439)	$11,056
Tradenames (3-10 years)	4,960	(2,735)	2,225	4,407	(1,563)	2,844
Backlog (17 months)	1,210	(694)	516	-	-	-
Consultant list (3 years)	776	(718)	58	783	(462)	321
Non-compete agreements (3 years)	888	(821)	67	896	(528)	368
Computer software (2 years)	185	(46)	139	-	-	-
Total	$31,798	$(11,721)	$20,077	$20,581	$(5,992)	$14,589

The weighted-average useful lives of the customer contracts and relationships, tradenames and backlog are approximately  7.2 years, 5.7 years, and 1.4 years, respectively. The weighted-average useful life of all of the Company’s intangible assets is 6.5 years.

The following table summarizes amortization expense for the years stated (in thousands):

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018

Amortization expense	$5,745	$3,799	$2,298

The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

	Fiscal Years
	2021	2022	2023	2024	2025
Expected amortization expense	$4,602	$3,336	$3,138	$3,101	$3,101

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	For the Years Ended
	May 30,	May 25,
	2020	2019
Goodwill, beginning of year	$190,815	$191,950
Acquisitions (see Note 3)	23,487	-
Impact of foreign currency exchange rate changes	(235)	(1,135)
Goodwill, end of period	$214,067	$190,815

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	May 30, 2020	May 25, 2019
Building and land	$14,244	$14,227
Computers, equipment and software	18,102	20,042
Leasehold improvements	19,903	22,074
Furniture	10,256	11,260
	62,505	67,603
Less accumulated depreciation and amortization	(38,861)	(40,971)
	$23,644	$26,632

6. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2028. At May 30, 2020, the Company had no finance leases. The Company’s operating leases are primarily for real estates, which include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants. The Company has not entered into any real estate lease arrangements where it occupies the entire building. As such, the Company does not have any separate land lease components embedded within any of its real estate leases.

The Company determines if an arrangement is a lease at the inception of the contract. Specially, the Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the assets. The ROU assets represent the right to use the underlying assets for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s lease liability is recognized as of the lease commencement date at the present value of the lease payments over the lease term. The Company’s ROU asset is recognized as of the lease commencement date at the amount of the corresponding lease liability, adjusted for prepaid lease payments, lease incentives received, and initial direct costs incurred. The Company evaluates its ROU assets for impairment consistent with its impairment of long-lived assets policy. See Note 2 – Summary of Significant Accounting Policies. ROU assets are presented as operating right-of-use assets in the Company’s Consolidated Balance Sheet as of May 30, 2020. Operating lease liabilities are presented as operating lease liabilities, current or operating lease liabilities, noncurrent in the Company’s Consolidated Balance Sheet based on their contractual due dates. Operating lease expense is recognized on a straight-line basis over the lease term, and is recognized in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

Most of the Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate and the information available at the commencement date. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment. The Company has a centrally managed treasury function; therefore, the portfolio approach is applied in determining the incremental borrowing rate. Application at the portfolio level is not materially different from applying guidance at the individual lease level.

Certain of the Company’s leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates lease renewal and termination options and, when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

In some instances, the Company subleases excess office space to third party tenants. The Company, as sublessor, continues to account for the head lease under the provisions of the adopted lease accounting standard described in Note 2 –  Summary of Significant Accounting Policies. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, this indicates that the right-of-use asset associated with the head lease should be assessed for impairment under the long-lived asset impairment provisions. Sublease income is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company has elected the practical expedient that allows lessees to choose to not separate lease and non-lease components by class of underlying asset and is applying this expedient to all real estate asset classes. Additionally, the Company has also made an accounting policy election to recognize the lease payments under short-term leases as an expense on a straight-line basis over the lease term without recognizing the lease liability and the ROU asset.

Lease cost components are included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

For the Year Ended
May 30, 2020
Operating lease cost	$12,308
Short-term lease cost	345
Variable lease cost	2,808
Sublease income	(610)
Total lease cost	$14,851

The weighted average lease terms and discount rates for operating leases at May 30, 2020 are presented in the following table:

As of
May 30, 2020
Weighted average remaining lease term	4.3 years
Weighted average discount rate	4.09%

Cash flow and other information related to operating leases is included in the following table for the year ended May 30, 2020  (in thousands):

For the Year Ended
May 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$13,311
ROU assets obtained in exchange for new operating lease obligations	$3,452

Future maturities of operating lease liabilities at May 30, 2020 are presented in the following table (in thousands):

Years Ending:	Operating Lease Maturity
May 29, 2021	$12,610
May 28, 2022	10,942
May 27, 2023	8,584
May 25, 2024	7,046
May 31, 2025	3,412
Thereafter	3,168
Total minimum payments	$45,762
Less: interest	(3,867)
Present value of operating lease liabilities	$41,895

The Company leases approximately 13,000 square feet of the approximately 57,000 square feet  of a Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sub-let space with independent third parties expiring through fiscal 2025. Rental income received for the years ended May 30, 2020, May 25, 2019 and May 26, 2018 totaled $210,000, $240,000 and $305,000, respectively. Under the terms of these operating lease agreements, rental income from such third-party leases is expected to be $204,000, $219,000, $225,000,  $232,000 and $78,000 in fiscal 2021 through 2025, respectively.

7. Long-Term Debt

In October 2016, the Company entered into the $120.0 million Facility with Bank of America, consisting of (i) a $90.0 million revolving loan facility (“Revolving Loan”), which includes a $5.0 million sublimit for the issuance of standby letters of credit, and (ii) a $30.0 million reducing revolving loan facility (“Reducing Revolving Loan”), any amounts of which may not be reborrowed after being repaid. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their respective domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin of 1.25% or 1.50% or (ii) an alternate base rate, plus a margin a of 0.25% or 0.50% with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio. The Facility expires on October 17, 2021.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Facility as of May 30, 2020.

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

The Company’s borrowings under the Facility were $88.0 million and $43.0 million as of May 30, 2020 and May 25, 2019,  respectively. In addition, the Company had $1.3 million of outstanding letters of credit issued under the Facility as of both May 30, 2020 and May 25, 2019. There was $0.7 million remaining capacity under the Revolving Loan and $30.0 million remaining capacity under the Reducing Revolving Loan as of May 30, 2020. As of May 30, 2020, the interest rates on the Company’s borrowings under the Facility ranged from 2.14% to 2.25%.

8. Income Taxes

The following table represents the current and deferred income tax provision for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
Current
Federal	$3,038	$5,068	$10,785
State	1,302	2,278	2,829
Foreign	1,686	2,690	(392)
	6,026	10,036	13,222
Deferred
Federal	874	5,890	(3,011)
State	245	619	367
Foreign	(202)	(46)	(515)
	917	6,463	(3,159)
	$6,943	$16,499	$10,063

Income before provision for income taxes is as follows (in thousands):

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
Domestic	$36,148	$41,828	$26,774
Foreign	(920)	6,141	2,115
	$35,228	$47,969	$28,889

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
Statutory tax rate	21.0%	21.0%	29.4%
State taxes, net of federal benefit	3.6	4.9	7.9
Non-U.S. rate adjustments	0.9	1.3	(0.8)
Stock-based compensation	3.2	2.8	4.5
Long-term net capital gains	-	(6.1)	10.1
Foreign tax credit	-	9.3	(16.5)
Valuation allowance	4.1	(2.8)	(4.3)
Global Intangible Low-Taxed Income ("GILTI")	0.9	1.1	-
Worthless Stock Deduction	(14.8)	-	-
Worthless Debt Deduction	(2.6)	-	-
FIN48	1.6	-	-
Permanent items, primarily meals and entertainment	2.0	1.4	3.2
Deferred tax impact of U.S. federal rate changes	-	0.1	(2.8)
Deferred tax impact of foreign rate changes	(0.2)	1.2	3.9
Other, net	-	0.2	0.2
Effective tax rate	19.7%	34.4%	34.8%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of	As of
	May 30,	May 25,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,158	$1,108
Accrued compensation	3,716	3,347
Accrued expenses	2,652	2,418
Stock options and restricted stock	4,870	5,541
Foreign tax credit	567	498
Net operating losses	12,018	14,489
State taxes	70	208
Gross deferred tax asset	25,051	27,609
Valuation allowance	(11,069)	(13,190)
Gross deferred tax asset, net of valuation allowance	13,982	14,419
Deferred tax liabilities:
Property and equipment	(547)	(77)
Outside basis difference - Sweden investment	(263)	-
Goodwill and intangibles	(17,790)	(17,991)
Net deferred tax liability	$(4,618)	$(3,649)

The Company had a net income tax receivable of $3.5 million and $1.0 million as of May 30, 2020 and May 25, 2019, respectively.

The tax benefit associated with the exercise of nonqualified stock options and the disqualifying dispositions by employees of incentive stock options, restricted stock awards and shares issued under the Company’s ESPP reduced income taxes payable by $0.9 million and $1.8 million for the years ended May 30, 2020 and May 25, 2019, respectively.

The Company has foreign net operating loss carryforwards of $53.2 million and foreign tax credit carryforwards of $0.6 million. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:	(in thousands)
2021	$3,936
2022	154
2023	251
2024	2,312
2025	540
2026-2029	1,917
Unlimited	44,083
$53,193

The following table summarizes the activity in our valuation allowance accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	Ending
	Balance	Operations	Changes	Balance
Years Ended:
May 26, 2018	$15,971	$(1,181)	$508	$15,298
May 25, 2019	$15,298	$(1,440)	$(668)	$13,190
May 30, 2020	$13,190	$(1,919)	$(202)	$11,069

Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all other remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $21.1 million from the Company’s foreign subsidiaries as of May 30, 2020 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of the transition tax and federal dividends received deduction for foreign source earnings provided under the US Tax Cuts and Jobs Act of 2017.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 30,	May 25,
	2020	2019
Unrecognized tax benefits, beginning of year	$42	$42
Gross decreases-tax positions in prior period	(42)	-
Gross increases-current period tax positions	848	-
Unrecognized tax benefits, end of year	$848	$42

The Company’s total liability for unrecognized gross tax benefits was $848,000 and $42,000 as of May 30, 2020 and May 25, 2019, respectively; which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities due to the closing of the statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statutes of limitations remaining open for fiscal 2017 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2016 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2015 and thereafter.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. During the fiscal year ended May 30, 2020, the Company did not accrue for any interest and penalties as a component of the liability for unrecognized tax benefits.

9. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	As of	As of
	May 30,	May 25,
	2020	2019
Accrued salaries and related obligations	$14,795	$19,667
Accrued bonuses	17,897	20,645
Accrued vacation	19,715	18,316
	$52,407	$58,628

10. Concentrations of Credit Risk

The Company currently maintains cash and cash equivalents in commercial paper or money market accounts.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 10% of revenue for the years ended May 30, 2020,  May 25, 2019 and May 26, 2018. No single customer accounted for more than 10% of trade accounts receivable as of May 30, 2020 and May 25, 2019.

11. Stockholders’ Equity

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 30, 2020 and May 25, 2019, there were 32,144,000 and 31,588,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 30, 2020 and May 25, 2019.

Stock Repurchase Program

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 program”) and set an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the years ended May 30, 2020 and May 25, 2019, the Company purchased on the open market approximately 0.3 million and 1.8 million shares of its common stock, respectively, at an average price of $15.70 and $16.17 per share, respectively, for approximately $5.0 million and $29.9 million, respectively. As of May 30, 2020,  approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a  regular dividend. On April 15, 2020, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend, paid on June 10, 2020, was accrued in the Company’s Consolidated Balance Sheet as of May 30, 2020 for $4.5 million. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the board of directors.

12.  Restructuring Activities

On February 27, 2020, the Company’s management and board of directors committed to a global restructuring and business transformation plan (the “Plan”) centered on strengthening the business for greater agility and resilience in anticipation of macroeconomic volatility. The Plan consists of two key components: an effort to streamline the management structure and eliminate non-essential positions to focus on core solution offerings, improve efficiency and enhance the employee experience; and a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact.

As part of the Plan, the Company completed a reduction in force (the “RIF”) in early March in North America and Asia Pacific whereby it eliminated 73 positions. In connection with the RIF, the Company incurred $3.9 million of employee termination costs in the fourth quarter of fiscal 2020, of which $2.0 million was paid at the end of fiscal 2020. An additional $1.7 million is expected to be paid in fiscal 2021. The majority of employees impacted by the RIF exited the Company before the end of fiscal 2020, with the remainder expected to exit in the first half of fiscal 2021. The Company expects to incur and pay an additional $1.4 million of employee termination costs in fiscal 2021.

The real estate component of the Plan is specifically targeted to shrink the Company’s real estate footprint by 26% globally through either lease termination or subleasing. The Company exited from a number of leases during the fourth quarter resulting in $1.1 million of non-cash charges relating to lease terminations and other costs associated with exiting the facilities, of which $0.6 million was related to impairment of operating right-of-use assets and $0.5 million was related to loss on disposal of fixed assets. The Company currently expects to incur additional restructuring charges in fiscal 2021 as it continues to exit certain real estate leases in accordance with the Plan. The exact amount and timing will depend on a number of variables, including market conditions. Given the current macro environment, particularly the current shift away from commercial real estate occupancy, accelerated by the Pandemic, management believes it could take longer and be more costly to terminate and sublet the Company’s leases, therefore taking longer to realize the expected savings.

All of the employee termination costs and the facility exit costs associated with the Company’s restructuring initiatives are recorded in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended May 30, 2020. At May 30, 2020, unpaid employee termination benefits were included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet. During the first quarter of fiscal 2021, the Company started the strategic business review in Europe, and currently expects to substantially complete the review and restructuring in Europe in fiscal 2021.

13. Stock-Based Compensation Plans

General

Executive officers and employees, as well as non-employee directors of the Company and certain  consultants and advisors to the Company, are eligible to participate in the 2014 Plan. The 2014 Plan was approved by stockholders on October 23, 2014 and replaced and succeeded in its entirety the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan (together, the “Prior Stock Plans”). As of May 30, 2020, there were 1,453,000 shares available for award grant purposes under the 2014 Plan, subject to future increases as described in the 2014 Plan.

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

A summary of the share-based award activity during fiscal 2020 under the 2014 Plan and the Prior Stock Plans follows (amounts in thousands, except weighted average exercise price):

	Share-Based	Number of	Weighted	Weighted Average
	Awards	Shares	Average	Remaining	Aggregate
	Available	Under	Exercise	Contractual Life	Intrinsic
	for Grant	Option	Price	(in years)	Value
Awards outstanding at May 25, 2019	1,595	6,029	$15.95	6.06	$5,482
Granted, at fair market value	(1,318)	1,318	17.37
Restricted stock (1)	(71)	-	-
Exercised	-	(376)	13.63
Forfeited (2)	639	(608)	17.41
Expired	608	(608)	17.90
Awards outstanding at May 30, 2020	1,453	5,755	$16.07	6.18	$-
Exercisable at May 30, 2020		3,392	$15.10	4.45	$-
Vested and expected to vest at May 30, 2020 (3)		5,566	$16.00	6.04	$-

(1)Amounts represent restricted shares granted. Share-based awards available for grant are reduced by 2.5 shares for each share awarded as stock grants from the 2014 Plan.

(2)Amounts represent both stock options and restricted share awards forfeited. For stock options, represent one share for each stock option forfeited. For restricted share awards, represents 2.5 shares for each restricted share award forfeited.

(3)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 2,391,052 and 2,481,959 as of May 30, 2020 and May 25, 2019, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.99 as of May 29, 2020 (the last actual trading day of fiscal 2020), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 30, 2020, May 25, 2019 and May 26, 2018 was $1.2 million, $5.2 million and $1.7 million, respectively. The total estimated fair value of stock options that vested during the years ended May 30, 2020, May 25, 2019 and May 26, 2018 was $3.5 million, $5.4 million and $5.1 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

The following table summarizes the impact of the Company’s stock-based compensation plans. Stock-based compensation expense is included in selling, general and administrative expenses and consists of stock-based compensation expense related to employee stock options, ESPP stock purchase rights and restricted stock (in thousands, except per share amounts):

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
Income before income taxes	$(6,057)	$(6,570)	$(6,033)
Net income	$(5,865)	$(6,539)	$(5,697)
Net income per share:
Basic	$(0.18)	$(0.21)	$(0.19)
Diluted	$(0.18)	$(0.20)	$(0.18)

Stock-based compensation expense in the table above includes compensation for restricted shares of $1.1 million, $1.7 million and $1.4 million for the years ended May 30, 2020, May 25, 2019 and May 26, 2018, respectively.

The weighted average estimated fair value per share of employee stock options granted during the years ended May 30, 2020, May 25, 2019 and May 26, 2018 was $3.88,  $4.74 and $3.61, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 30, 2020	May 25, 2019	May 26, 2018
Expected volatility	30.9% - 32.9%	31.6% - 34.7%	30.3% - 34.5%
Risk-free interest rate	1.5% - 1.8%	3.1% - 3.2%	2.1% - 2.4%
Expected dividends	3.4% - 3.7%	3.2%	3.1%
Expected life	5.6 - 8.1 years	5.7 - 8.3 years	5.7 - 8.2 years

The following table summarizes the activity for restricted stock during fiscal 2020:

Total Number of Shares
Unvested restricted shares outstanding at May 25, 2019	158,926
Granted	28,372
Vested	(84,891)
Forfeited	(12,500)
Unvested restricted shares outstanding at May 30, 2020	89,907

As of May 30, 2020, there was $7.6 million of total unrecognized compensation cost related to non-vested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 1.76 years. At May 30, 2020, there was approximately $1.9 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted-average period of 1.70 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP” or the “ESPP”) which supersedes the 2014 Employee Stock Purchase Plan (the “2014 ESPP” or the “ESPP”). The maximum number of shares of the Company’s common stock authorized for issuance under the 2019 ESPP is 1,825,000. The remaining 6,000 unissued shares under the 2014 ESPP are no longer available for issuance.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 400,000, 358,000 and 339,000 shares of common stock pursuant to the ESPP for the years ended May 30, 2020, May 25, 2019 and May 26, 2018, respectively. There were 1,641,000 shares of common stock available for issuance under the 2019 ESPP as of May 30, 2020.

14. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, at its sole discretion, determines the matching contribution made from quarter to quarter. To receive matching contributions, the employee must be employed on the last business day of the fiscal quarter. For the years ended May 30, 2020, May 25, 2019 and May 26, 2018, the Company contributed $6.5 million, $6.4 million and $5.6 million, respectively, to the plan as Company matching contributions.

15. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 30,	May 25,	May 26,
	2020	2019	2018
Income taxes paid	$8,258	$14,229	$10,601
Interest paid	$2,191	$2,440	$1,769
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$137	$2,312	$65
Acquisition of Veracity:
Liability for contingent consideration	$7,570	$-	$-
Acquisition of Expertence:
Liability for contingent consideration	$328	$-	$-
Acquisition of taskforce:
Issuance of common stock	$-	$-	$2,602
Liability for contingent consideration	$-	$2,195	$4,289
Acquisition of Accretive:
Issuance of common stock	$1,141	$-	$11,754
Dividends declared, not paid	$4,512	$4,105	$3,791

16. Commitments and Contingencies

Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

17. Segment Information and Enterprise Reporting

The Company discloses information regarding operations outside of the U.S. The Company operates as one segment. The accounting policies for the domestic and international operations are the same as those described in Note 2 -- Summary of Significant Accounting Policies. Summarized information regarding the Company’s domestic and international operations is shown in the following table. Amounts are stated in thousands:

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 30,	May 25,	May 26,	May 30,	May 25,
	2020	2019	2018	2020	2019
United States	$568,725	$575,641	$510,935	$254,649	$200,385
International	134,628	153,358	143,194	37,426	31,651
Total	$703,353	$728,999	$654,129	$292,075	$232,036

 (1)Long-lived assets are comprised of goodwill, intangible assets,  property and equipment, and ROU assets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2020.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2020.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 30, 2020, as stated in their report which is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Resources Connection, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 30, 2020 and May 25, 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2020, and our report dated July 27, 2020, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

July 27, 2020

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

Reference is made to the information regarding directors appearing in Section II under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2020, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION—COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2020,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “DIRECTOR COMPENSATION,” in each case, in the Company’s proxy statement related to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2020, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2020, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 30, 2020:

Number of Securities
Remaining Available
	Number of Securities		Weighted Average		for Future Issuance
	to Be Issued Upon		Exercise Price of		Under Equity
	Exercise of		Outstanding		Compensation Plans
	Outstanding Options,		Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,755,018	(1)	$16.07	(2)	3,093,776	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	5,755,018		$16.07		3,093,776

(1)    This amount includes 5,755,018 shares of our common stock subject to stock options outstanding of 4,141,887 under our 2014 Performance Incentive Plan and 1,613,131 shares of our common stock under our 2004 Performance Incentive Plan but does not include 89,907 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan.

(2)    This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards issued under our 2014 Performance Incentive Plan.

(3)    Consists of 1,640,778 shares available for issuance under the Company’s ESPP and 1,452,998 shares available for issuance under the Company’s 2014 Performance Incentive Plan. Shares available under the 2014 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, stock units, phantom stock and other forms of awards granted or denominated in the Company’s common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2020, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2021” in the proxy statement related to the Company’s 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2020, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)  1.  Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 30, 2020 and May 25, 2019

Consolidated Statements of Operations for each of the three years in the period ended May 30, 2020

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 30, 2020

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 30, 2020

Consolidated Statements of Cash Flows for each of the three years in the period ended May 30, 2020

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Notes 2 and 8 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
10.4+

Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.5

Resources Connection, Inc. 2014 Performance Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.6+

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

10.8+

Resources Connection, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 18, 2019).

10.9+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

Exhibit Number	Description of Document
10.10

Credit Agreement, dated as of October 17, 2016, by and among, Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

10.11

Security and Pledge Agreement, dated as of October 17, 2016, by and among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on October 17, 2016).

10.12

Amendment No. 1 to Credit Agreement, dated November 27, 2016, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016).

10.13

Amendment No. 2 to Credit Agreement, dated February 21, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2017).

10.14

Amendment No. 3 to Credit Agreement, dated August 25, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2017).

10.15

Amendment No. 4 to Credit Agreement, dated May 28, 2018, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.16+	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2017).
10.17+

Employment Agreement dated February 3, 2020 between Jennifer Ryu and the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Resources Connection, Inc. on February 4, 2020).

10.18+

Employment Agreement dated February 3, 2020 between Kate W. Duchene and the Company (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Resources Connection, Inc. on February 4, 2020).

10.19+

Employment Agreement dated February 21, 2020 between Tim Brackney and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 22, 2020).

10.20+

Retention Bonus Recovery Agreement dated February 21, 2020 between Tim Brackney and the Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 22, 2020).

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

RESOURCES CONNECTION, INC.

By:	/ S / JENNIFER RYU
Jennifer Ryu
Chief Financial Officer

Date: July 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / KATE W. DUCHENE	President, Chief Executive Officer and Director	July 27, 2020
Kate W. Duchene	(Principal Executive Officer)

/ S / JENNIFER RYU	Chief Financial Officer and Executive Vice President	July 27, 2020
Jennifer Ryu	(Principal Financial Officer and Principal Accounting Officer)

/ S / ANTHONY CHERBAK	Director	July 27, 2020
Anthony Cherbak

/ S / SUSAN J. CRAWFORD	Director	July 27, 2020
Susan J. Crawford

/ S / NEIL DIMICK	Director	July 27, 2020
Neil Dimick

/ S / ROBERT KISTINGER	Director	July 27, 2020
Robert Kistinger

/ S / DONALD B. MURRAY	Executive Chairman and Director	July 27, 2020
Donald B. Murray

/ S / A. ROBERT PISANO	Director	July 27, 2020
A. Robert Pisano

/ S / ANNE SHIH	Director	July 27, 2020
Anne Shih

/ S / JOLENE SYKES SARKIS	Director	July 27, 2020
Jolene Sykes Sarkis

/ S / MARCO VON MALTZAN	Director	July 27, 2020
Marco von Maltzan

/ S / MICHAEL H. WARGOTZ	Director	July 27, 2020
Michael H. Wargotz