Form 10-Q
period 2020-08-29
RESOURCES CONNECTION INC
filed 2020-10-08
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2020

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

As of October 2, 2020, there were approximately 32,433,305 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share)

	August 29,	May 30,
	2020	2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$114,551	$95,624
Trade accounts receivable, net of allowance for doubtful accounts of $2,564
and $3,067 as of August 29, 2020 and May 30, 2020, respectively	108,242	124,986
Prepaid expenses and other current assets	5,994	6,222
Income taxes receivable	2,727	4,167
Total current assets	231,514	230,999
Goodwill	216,091	214,067
Intangible assets, net	18,661	20,077
Property and equipment, net	23,077	23,644
Operating right-of-use assets	33,114	34,287
Deferred income taxes	1,641	1,597
Other assets	5,064	4,510
Total assets	$529,162	$529,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,278	$15,799
Accrued salaries and related obligations	46,305	52,407
Operating lease liabilities, current	11,458	11,223
Other liabilities	15,017	15,472
Total current liabilities	88,058	94,901
Long-term debt	88,000	88,000
Operating lease liabilities, noncurrent	29,004	30,672
Deferred income taxes	6,142	6,215
Other long-term liabilities	8,030	5,732
Total liabilities	219,234	225,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 64,199 and
63,910 shares issued, and 32,433 and 32,144 shares outstanding as of
August 29, 2020 and May 30, 2020, respectively	642	639
Additional paid-in capital	481,571	477,438
Accumulated other comprehensive loss	(9,546)	(13,862)
Retained earnings	358,294	360,534
Treasury stock at cost, 31,766 shares as of both August 29, 2020 and
May 30, 2020	(521,033)	(521,088)
Total stockholders’ equity	309,928	303,661
Total liabilities and stockholders’ equity	$529,162	$529,181

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 29,	August 24,
	2020	2019
Revenue	$147,346	$172,225
Direct cost of services, primarily payroll and related taxes for
professional services employees	89,449	104,722
Gross margin	57,897	67,503
Selling, general and administrative expenses	51,154	56,978
Amortization of intangible assets	1,530	1,094
Depreciation expense	1,007	1,369
Income from operations	4,206	8,062
Interest expense, net	495	482
Other income	(530)	-
Income before provision for income taxes	4,241	7,580
Provision for income taxes	1,957	2,641
Net income	$2,284	$4,939
Net income per common share:
Basic	$0.07	$0.16
Diluted	$0.07	$0.15
Weighted average common shares outstanding:
Basic	32,183	31,788
Diluted	32,232	32,267
Cash dividends declared per common share	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 29,	August 24,
	2020	2019

COMPREHENSIVE INCOME:
Net income	$2,284	$4,939
Foreign currency translation adjustment, net of tax	4,316	(686)
Total comprehensive income	$6,600	$4,253

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	44	1	503					504
Stock-based compensation expense			1,212					1,212
Issuance of common stock under Employee
Stock Purchase Plan	245	2	2,458					2,460
Issuance of restricted stock out of treasury
stock to board of director members			(40)		55		(15)	-
Cash dividends declared ($0.14 per share)							(4,509)	(4,509)
Currency translation adjustment						4,316		4,316
Net income for the three months ended August 29, 2020							2,284	2,284
Balances as of August 29, 2020	64,199	$642	$481,571	31,766	$(521,033)	$(9,546)	$358,294	$309,928

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	172	1	2,250					2,251
Stock-based compensation expense			1,408					1,408
Issuance of common stock under Employee
Stock Purchase Plan	215	2	2,597					2,599
Cancellation of restricted stock	(5)	-	-					-
Cash dividends declared ($0.14 per share)							(4,476)	(4,476)
Currency translation adjustment						(686)		(686)
Net income for the three months ended August 24, 2019							4,939	4,939
Balances as of August 24, 2019	63,436	$634	$466,481	31,466	$(516,103)	$(13,274)	$350,693	$288,431

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 29,	August 24,
	2020	2019
Cash flows from operating activities:
Net income	$2,284	$4,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,537	2,463
Stock-based compensation expense	1,397	1,515
Contingent consideration adjustment	530	(131)
Loss on disposal of assets	28	7
Adjustment to allowance for doubtful accounts	(50)	471
Deferred income taxes	(117)	(246)
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	16,781	6,288
Prepaid expenses and other current assets	202	(236)
Income taxes	1,143	1,364
Other assets	(554)	940
Accounts payable and accrued expenses	(521)	(1,727)
Accrued salaries and related obligations	(6,102)	(20,082)
Other liabilities	1,028	1,397
Net cash provided by (used in) operating activities	18,586	(3,038)
Cash flows from investing activities:
Redemption of short-term investments	-	5,981
Proceeds from sale of assets	20	-
Acquisition of Veracity, net of cash acquired	-	(30,293)
Purchase of property and equipment	(267)	(510)
Net cash used in investing activities	(247)	(24,822)
Cash flows from financing activities:
Proceeds from exercise of stock options	522	2,251
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,460	2,599
Proceeds from Revolving Credit Facility	-	35,000
Repayments on Revolving Credit Facility	-	(5,000)
Cash dividends paid	(4,512)	(4,106)
Net cash (used in) provided by financing activities	(1,530)	30,744
Effect of exchange rate changes on cash	2,118	(206)
Net increase in cash	18,927	2,678
Cash and cash equivalents at beginning of period	95,624	43,045
Cash and cash equivalents at end of period	$114,551	$45,723

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP” or the “Company”). RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner to its global client base, the Company supports its clients’ needs through both professional staffing and project execution in the areas of transactions, regulations and transformations. The Company has offices in the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The first quarters of fiscal 2021 and 2020 each consisted of 13 weeks. The Company’s fiscal 2021 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited financial statements of the Company as of and for the three months ended August 29, 2020 and August 24, 2019 have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2020 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 30, 2020, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2020 Form 10-K”) filed with the SEC on July 27, 2020 (File No. 0-32113).

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Fiscal Year 2020 Form 10-K. The Company has reviewed its accounting policies and identified those that it believes to be critical to the preparation and understanding of its consolidated financial statements in the list set forth below. See the disclosure under the heading “Critical Accounting Policies” in Item 7 of Part II of the Fiscal Year 2020 Form 10-K for a detailed description of these policies and their potential effects on the Company’s results of operations and financial condition.

•Allowance for doubtful accounts

•Income taxes

•Revenue recognition

•Stock-based compensation

•Valuation of long-lived assets

•Valuation of goodwill

•Business combinations

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 29,	August 24,
	2020	2019

Net income	$2,284	$4,939
Basic:
Weighted average shares	32,183	31,788
Diluted:
Weighted average shares	32,183	31,788
Potentially dilutive shares	49	479
Total dilutive shares	32,232	32,267

Basic	$0.07	$0.16
Dilutive	$0.07	$0.15
Anti-dilutive shares not included above	5,324	3,345

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities were $8.5 million and $7.9 million as of August 29, 2020 and May 30, 2020, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is reassessed on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisition.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Under ASU 2016-13, companies are required to present financial assets, measured at amortized cost basis, at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables.  The measurement of expected credit loss will be based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this guidance using the modified retrospective adoption method beginning with its first quarter of fiscal 2021, and applied it to all applicable accounts.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

3. Acquisition

On July 31, 2019, the Company acquired Veracity Consulting Group, LLC (“Veracity”) with a total purchase price of approximately $38.6 million. Veracity is a fast-growing, digital transformation firm based in Richmond, Virginia, that delivers innovative solutions to the Fortune 500 and leading healthcare organizations. The purchase agreement requires earn-out payments to be made based on performance after each of the first and second anniversary of the acquisition date. The Company is obligated to pay the former owners of Veracity contingent consideration if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements are achieved. In determining the fair value of the contingent consideration liability, the Company uses the Monte Carlo simulation modeling which includes the application of an appropriate discount rate (Level 3 fair value). Each reporting period, the Company estimates changes in the fair value of contingent consideration and records any change in fair value in selling, general and administrative expense in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration requires very subjective assumptions to be made of various potential EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

During the three months ended August 29, 2020, the fair value of the Veracity contingent consideration increased by $0.5 million. As of August 29, 2020, the contingent consideration liability related to Veracity was $8.1 million, of which $5.3 million was included in Other current liabilities and $2.8 million was included in Long-term liabilities in the Consolidated Balance Sheet.

4. Intangible Assets and Goodwill

The following table summarizes details of the Company’s intangible assets and related accumulated amortization (amounts in thousands):

	As of August 29, 2020			As of May 30, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,905	$(7,698)	$16,207	$23,779	$(6,707)	$17,072
Tradenames (3-10 years)	5,094	(3,111)	1,983	4,960	(2,735)	2,225
Backlog (17 months)	1,210	(904)	306	1,210	(694)	516
Consultant list (3 years)	833	(833)	-	776	(718)	58
Non-compete agreements (3 years)	953	(910)	43	888	(821)	67
Computer software (2 years)	199	(77)	122	185	(46)	139
Total	$32,194	$(13,533)	$18,661	$31,798	$(11,721)	$20,077

The Company recorded amortization expense of $1.5 million and $1.1 million for the three months ended August 29, 2020 and August 24, 2019, respectively.

The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

2021 (remaining 9 months)	$3,113
2022	3,360
2023	3,151
2024	3,119
2025	3,119
2026	2,326
Total	$18,188

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

Three Months Ended
August 29, 2020
Goodwill, beginning of period	$214,067
Impact of foreign currency exchange rate changes	2,024
Goodwill, end of period	$216,091

5. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases. The following table summarizes components of the total lease cost, which were included within selling, general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	August 29, 2020	August 24, 2019
Operating lease cost	$2,873	$3,080
Short-term lease cost	63	78
Variable lease cost	567	604
Sublease income	(222)	(121)
Total lease cost	$3,281	$3,641

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended
	August 29, 2020	August 24, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,274	$3,329
Right-of-use assets obtained in exchange for new operating lease obligations	$1,020	$1,460

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	As of	As of
	August 29, 2020	May 30, 2020
Weighted average remaining lease term	4.1 years	4.3 years
Weighted average discount rate	4.06%	4.09%

The maturities of operating lease liabilities were as follows as of August 29, 2020 (in thousands):

Years Ending:	Operating Lease Maturity
May 29, 2021	$9,818
May 28, 2022	11,382
May 27, 2023	8,978
May 25, 2024	7,181
May 31, 2025	3,442
Thereafter	3,186
Total minimum payments	$43,987
Less: discount	(3,525)
Present value of operating lease liabilities	$40,462

The Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet building to independent third parties under operating lease agreements expiring through fiscal 2025. Rental income received during the first quarter ended August 29, 2020 and August 24, 2019 totaled $55,000 and $35,000, respectively. Under the terms of these operating lease agreements, rental income is expected to be $161,000, $219,000, $226,000, $232,000 and $78,000 in the remaining nine months of fiscal 2021 through 2025, respectively. Rental income is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

6. Income Taxes

The Company’s provision for income taxes was $2.0 million, resulting in an effective tax rate of 46.1%, and $2.6 million, resulting in an effective tax rate of 34.8%, for the three months ended August 29, 2020 and August 24, 2019, respectively. The increase in the effective tax rate was primarily due to higher international losses and lower domestic pretax income in the first quarter of fiscal 2021. The Company’s total liability for unrecognized tax benefits was $0.8 million as of both August 29, 2020 and May 30, 2020, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets based on the closing of the statute of limitations. The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. As of August 29, 2020 and May 30, 2020, the Company did not accrue for any interest and penalties as a component of the liability for unrecognized tax benefits.

7. Long-Term Debt

Pursuant to the terms of that certain Credit Agreement, dated October 17, 2016, between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Credit Agreement”), the Company has a $120.0 million secured revolving credit facility (“Facility”) with Bank of America, which, until September 3, 2020, consisted of (i) a $90.0 million revolving loan facility (“Revolving Commitment”), which includes a $5.0 million sublimit for the issuance of standby letters of credit, and (ii) a $30.0 million reducing revolving loan facility (“Reducing Revolving Commitment”), any amounts of which could not be reborrowed after being repaid. Pursuant to an amendment to the Facility entered into on September 3, 2020, available commitments under the Revolving Commitment increased to $120 million and the Reducing Revolving Commitment was eliminated. See Note 13 – Subsequent Events. The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their respective domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin or (ii) an alternate base rate, plus a margin, with the applicable margin depending on the Company’s consolidated leverage ratio. Prior to entering into the Fifth Amendment (as defined in Note 13 – Subsequent Events), the margin for loans based on LIBOR was 1.25% to 1.50%, and the margin for loans based on the alternate base rate was 0.25% to 0.50%. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility, which, prior to entering into the Fifth Amendment, was a rate of 0.15% to 0.25% depending on the Company’s consolidated leverage ratio. See Note 13 – Subsequent Events regarding the amendments to the Facility effective September 3, 2020.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Facility as of August 29, 2020.

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

The Company’s borrowings on the Facility were $88.0 million as of August 29, 2020, all of which were under the Revolving Commitment. In addition, the Company had $1.3 million of outstanding letters of credit issued under the Revolving Commitment as of August 29, 2020. There was $0.7 million remaining capacity under the Revolving Commitment and $30.0 million remaining capacity under the Reducing Revolving Commitment as of August 29, 2020. As of August 29, 2020, the interest rates on the Company’s borrowings under the Facility ranged from 1.98% to 2.49%.

8. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 29, 2020, the Company made no repurchase of its common stock. As of August 29, 2020, approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On July 30, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share. The dividend of approximately $4.5 million was paid on September 24, 2020 to the holders of record on August 27, 2020 and is accrued in the Company’s Consolidated Balance Sheet as of August 29, 2020.

Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Agreement and other agreements, and other factors deemed relevant by the board of directors.

9. Restructuring Activities

The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020. The North America and APAC Plan consists of two key components: an effort to streamline RGP’s management structure and eliminate certain positions to focus on core solution offerings and a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact. All of the employee termination and facility exit costs associated with the Company’s restructuring initiatives are recorded in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

Restructuring costs for the three months ended August 29, 2020 and August 24, 2019 were as follows (in thousands):

	Three Months Ended
	August 29,	August 24,
	2020	2019
Employee termination costs	$938	$-
Real estate exit costs	22	-
Other costs	56	-
Total restructuring costs	$1,016	$-

The following table summarizes the employee separation activity for the year ended May 30, 2020 and the three months ended August 29, 2020 (in thousands):

Liability balance at May 25, 2019	$-
Increase in liability (restructuring costs)	3,927
Reduction in liability (payments and others)	(2,053)
Liability balance at May 30, 2020	1,874
Increase in liability (restructuring costs)	938
Reduction in liability (payments and others)	(1,409)
Liability balance at August 29, 2020	$1,403

The liability balance at August 29, 2020 is expected to be paid in fiscal 2021. Cumulative restructuring costs incurred under the North America and APAC Plan as of August 29, 2020 totaled $6.0 million. This consisted of $4.9 million in employee termination costs and $1.1 million of other costs primarily related to exiting the facilities, including $0.6 million in non-cash impairment of operating right-of-use assets and $0.5 million in loss on disposal of fixed assets. For the three months ended August 29, 2020, the restructuring costs were primarily related to employee termination costs in North America. The Company expects to incur an additional $0.4 million of employee termination costs in connection with the reduction in force in North America and Asia Pacific during the remainder of fiscal 2021.

See Note 13 – Subsequent Events for the Company’s initiation of a restructuring and business transformation plan in Europe (the “European Plan”) starting in September 2020.

10. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Three Months Ended
	August 29,	August 24,
	2020	2019
Income taxes paid	$873	$1,432
Interest paid	$460	$477
Non-cash investing and financing activities:
Acquisition of Veracity:
Liability for contingent consideration	$-	$10,400
Dividends declared, not paid	$4,509	$4,476

11. Stock-Based Compensation Plans

General

Executive officers and employees, as well as non-employee directors of the Company and certain consultants and advisors to the Company, are eligible to participate in the Company’s 2014 Performance Incentive Plan (“2014 Plan”). The 2014 Plan was approved by stockholders on October 23, 2014 and replaced and succeeded in its entirety the Resources Connection, Inc. 2004 Performance Incentive Plan and the 1999 Long Term Incentive Plan. As of August 29, 2020, there were 1,724,000 shares available for award grant purposes under the 2014 Plan, subject to future increases as described in the 2014 Plan.

Awards under the 2014 Plan may include, but are not limited to, stock options, restricted stock units and restricted stock grants, including restricted stock units under the Company’s Directors Deferred Compensation Plan. Stock option grants generally vest in equal annual installments over four years and terminate ten years from the date of grant. Restricted stock award vesting is determined on an individual grant basis. Awards of restricted stock and restricted stock units under the 2014 Plan will be counted against the available share limit as two and a half shares for every one share actually issued in connection with the award.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $1.4 million and $1.5 million for the three months ended August 29, 2020 and August 24, 2019, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Employee Stock Purchase Plan (“ESPP”), restricted stock awards and stock units credited under the Directors Deferred Compensation Plan.

Stock Options

The following table summarizes the stock option activity for the three months ended August 29, 2020 (amounts in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price
Outstanding at May 30, 2020	5,755	$16.07
Granted, at fair market value
Exercised	(44)	11.36
Forfeited	(131)	17.36
Expired	(141)	16.04
Outstanding at August 29, 2020	5,439	$16.08
Exercisable at August 29, 2020	3,179	$15.11
Vested and expected to vest at August 29, 2020	5,280	$16.03

As of August 29, 2020, there was $6.4 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 1.70 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP which superseded the Company’s previous Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock that are authorized for issuance under the ESPP is 1,825,000.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires July 16, 2029. The Company issued 245,000 and 215,000 shares of common stock pursuant to the ESPP during the three months ended August 29, 2020 and August 24, 2019, respectively. There were 1,396,000 shares of common stock available for issuance under the ESPP as of August 29, 2020.

Restricted Stock

No restricted stock awards were granted or forfeited during the three months ended August 29, 2020. As of August 29, 2020, there were 89,907 unvested restricted awards, and 86,402 unvested restricted stock units under the Directors Deferred Compensation Plan, with approximately $1.7 million of remaining unrecognized compensation cost in total. Such cost is expected to be recognized over a weighted-average period of 1.67 years.

12. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

13. Subsequent Events

Amendment to the Credit Agreement and Repayment

On September 3, 2020, the Company and certain domestic subsidiaries of the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with Bank of America, N.A. as lender, which amended the terms of the Facility pursuant to the Credit Agreement. The Fifth Amendment, among other things, (1) extends the maturity date of the obligations under the Credit Agreement from October 17, 2021 to October 17, 2022, (2) modifies the commitments to (a) eliminate the $30.0 million Reducing Revolving Commitment and (b) increase the Revolving Commitment by $30.0 million to $120.0 million, (3) modifies the interest rate by increasing the applicable margin by 0.25% and increases the LIBOR interest rate floor from 0% to 0.25%, and (4) revises Consolidated EBITDA (as defined in the Credit Agreement) to include addbacks for certain non-recurring severance and restructuring amounts and fees.

On September 21, 2020, the Company repaid $20.0 million on its Facility, reducing its outstanding borrowing under the Facility to $68.0 million.

European Restructuring Activities

In September 2020, the Company’s Board of Directors approved the European Plan. Similar to the restructuring initiatives in the Company’s North America and Asia Pacific businesses that commenced in March 2020, the European Plan is aimed at improving the organizational structure of the European business and its operating efficiency and more effectively aligning resources to a set of core high growth clients. The European Plan includes a reduction in force (“RIF”) that is proposed to impact approximately 40% of the European positions. In addition, the Company plans to focus on its core markets in Europe and reduce its footprint in its remaining offices.

With respect to the RIF, the Company has communicated the proposed plan to employees, and is in the process of consulting and negotiating with employees to enter into settlement agreements in accordance with local laws. The exact amount and timing of payments are subject to a number of variables, including individual negotiations and government approval. The Company currently expects to complete the RIF by the end of fiscal 2021, with total employee termination costs ranging from approximately $5.5 million to $6.5 million. Upon completion of the RIF, the Company expects annual pre-tax savings of $6.0 million to $7.0 million in personnel costs.

Concurrently, the Company has begun taking necessary steps to exit real estate leases and other ancillary contracts in certain European markets, and currently expects to complete the majority of the lease and contract terminations by the end of fiscal 2021. While the exact amount and timing of the expenses and resulting payments are subject to a number of variables, the Company currently expects to incur cash and non-cash charges related to such exit initiatives of approximately $2.5 million to $3.5 million. Upon completion of the exit initiatives, the Company expects annual pre-tax savings of approximately $1.0 million to $2.0 million in occupancy and other general and administrative costs.

The Company is in the process of assessing the impact of the European Plan on its financial reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology.

These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 30, 2020 (File No. 0-32113) and our other public filings made with the Securities and Exchange Commission (“SEC”) should be reviewed carefully. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “RGP,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

RGP is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner to our global client base, we support our clients’ needs through both professional staffing and project execution in the areas of transactions, regulations, and transformations. Our pioneering approach to workforce strategy and our agile human capital model quickly align the right resources for the work at hand with speed and efficiency. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success. Our mission as an employer is to connect our employee consultants to meaningful opportunities that further their career ambitions within the context of a supportive talent community of dedicated professionals.

Headquartered in Irvine, California, RGP is proud to have served 88 of the Fortune 100. With more than 3,300 professionals, we annually engage with over 2,400 clients around the world. We aim to be the premier provider of agile human capital solutions for companies facing transformation and workforce gaps while being the preferred employer to highly qualified and experienced consultants through our distinctive culture.

Fiscal 2021 Strategic Focus Areas

Our strategic focus areas in fiscal 2021 are:

•Further our digital expansion through the launch of our human cloud platform and expanded go-to-market penetration for the Veracity business

•Grow our core business through our strategic client and industry vertical programs

•Right size our cost structure globally and monitor and control our ongoing costs for optimal efficiency

Our primary area of focus for fiscal 2021 is digital expansion. This effort includes bringing our human cloud platform to market successfully and introducing a new way for clients and talent alike to engage with RGP. It also includes expanding the go-to-market penetration for Veracity, the digital transformation firm we acquired during fiscal 2020, by providing consulting services from strategy and roadmap to technical implementation. We believe COVID has and will continue to accelerate digital transformation agendas in our existing client base and will continue to create opportunities for us to engage with new clients. Thus, we will be focused on introducing Veracity more broadly to our client base this year.

The second focus area for this fiscal year is building our core business, including through the growth of our strategic client and key industry vertical programs, particularly in healthcare. We will work to expand our services within these clients at a time when many are looking to decrease their internal professional services costs as a percentage of their overall revenues. We also intend to extend our offerings to new buyers within these organizations – like Chief Digital, Chief People and Chief Marketing Officers. We see robust opportunity in the healthcare industry from pharmaceutical to medical device to payor/provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. We believe these client needs align well with the capabilities of our dedicated industry group.

Finally, we are also forging ahead in our transformation journey in fiscal 2021, centered on strengthening the business and right sizing our cost structure globally. We continue to execute our restructuring plan in North America and Asia Pacific (the “North America and APAC Plan”), which we initiated in the fourth quarter of fiscal 2020. The North America and APAC Plan consists of two key components: an effort to streamline our management structure and eliminate certain positions to focus on core clients and solution offerings, improve efficiency and enhance the employee experience; and a strategic rationalization of our physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact. Through the first quarter of fiscal 2021, we have substantially completed our North America and APAC Plan with respect to headcount reduction. We will continue with our real estate exit efforts and expect to take an even more aggressive approach to further reduce our geographic footprint beyond the scope of the original North America and APAC Plan. See Note 9 – Restructuring Activities in Part I, Item 1 above and “Results of Operations” below for additional disclosures regarding the impact of the North America and APAC Plan on our results of operations and cash flows during the quarter ended August 29, 2020. We expect to realize $10.0 million to $12.0 million of savings in fiscal 2021 as a result of the North America and APAC Plan.

During the first quarter of fiscal 2021, we completed our in-depth strategic review of the European business. Our European restructuring plan (the “European Plan”) was approved by our Board of Directors on September 2, 2020. The European Plan is designed to achieve the same dual objectives as the North America and APAC Plan, which includes a reduction in force (“RIF”) that is proposed to impact approximately 40% of the European positions. In addition, we plan to focus on our core markets in Europe and reduce our footprint in our remaining offices.

With respect to the RIF, we have communicated the proposed plan to employees, and are in the process of consulting and negotiating with employees to enter into settlement agreements in accordance with local laws. The exact amount and timing of payments are subject to a number of variables, including individual negotiations and government approval. We currently expect to complete the RIF by the end of fiscal 2021, with total employee termination costs ranging from $5.5 million to $6.5 million. Upon completion of the RIF, we expect annual pre-tax savings to be in the range of $6.0 million to $7.0 million in personnel costs.

Concurrently, we have begun taking necessary steps to exit real estate leases and other ancillary contracts in certain European markets, and currently expect to complete the majority of the lease and contract terminations by the end of fiscal 2021. While the exact amount and timing of the expenses and resulting payments are subject to a number of variables, we expect to incur cash and non-cash charges related to such exit initiatives of approximately $2.5 million to $3.5 million. Upon completion of the exit initiatives, we expect annual pre-tax savings of approximately $1.0 million to $2.0 million in occupancy and other general and administrative costs.

We are in the process of assessing the impact of the European Plan on our financial reporting.

COVID-19 Impact and Outlook

Since the start of calendar 2020, the COVID-19 pandemic (the “Pandemic”) has caused profound disruption in the U.S. and global economy. As a result of the disruptions caused by the Pandemic, we have experienced reduced demand for or delayed client decisions to procure our services and, in certain cases, cancellation of existing projects. We have taken precautions and steps to prevent or reduce infection among our employees, including the implementation of safety precautions and policies, limiting business travel and mandating or encouraging working from home in many of the countries in which we operate. During the first quarter of fiscal 2021, our revenue declined 14.4% compared to the first quarter of fiscal 2020. The full likely effects of the Pandemic remain uncertain and, among other things, we may continue to experience reduced demand for or delays in client decisions to procure our services or cancellation of existing projects.

While the detrimental financial impact of the Pandemic is undeniable, it has also accelerated certain macro trends that we believe allow RGP to operate from a position of strength. These include the increased use of contingent talent, virtual or remote delivery becoming mainstream and new client attitudes toward borderless talent models. As CEO and C-suite decision-makers increasingly value workforce flexibility and agility, additional opportunity is created for our business model. The move to virtual and borderless talent helps us manage supply and demand more efficiently, which should result in faster revenue generation and reduced turnover. In strengthening our core business, we expect to continue to evolve our client engagement and talent delivery model to take advantage of these important shifts.

Until we have further visibility into the full impact of the Pandemic on the global economy, we will remain focused on the health of our balance sheet and liquidity, cost containment and strategic allocation of resources to drive key growth initiatives in core markets and the expansion of our digital capabilities. We believe the North America and APAC Plan that we initiated ahead of the Pandemic in fiscal 2020 better prepared us, and the European Plan we recently initiated will further prepare us, to operate with agility and resilience in this challenging economic environment.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to make estimates and judgments.

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended May 30, 2020.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

	Three Months Ended
	August 29,		August 24,
	2020		2019
	(Amounts in thousands, except percentages)
Revenue	$147,346	100.0%	$172,225	100.0%
Direct cost of services	89,449	60.7	104,722	60.8
Gross margin	57,897	39.3	67,503	39.2
Selling, general and administrative expenses	51,154	34.7	56,978	33.1
Amortization of intangible assets	1,530	1.0	1,094	0.6
Depreciation expense	1,007	0.7	1,369	0.8
Income from operations	4,206	2.9	8,062	4.7
Interest expense, net	495	0.3	482	0.3
Other income	(530)	(0.3)	-	-
Income before provision for income taxes	4,241	2.9	7,580	4.4
Provision for income taxes	1,957	1.3	2,641	1.5
Net income	$2,284	1.6%	$4,939	2.9%

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with, GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.

•Same day constant currency revenue is adjusted for the following items:

oCurrency impact. In order to remove the impact of fluctuations in foreign currency exchange rates, we calculate constant currency revenue, which represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior period.

oBusiness days impact. In order to remove the fluctuations caused by comparable periods having a different number of business days, we calculate same day revenue as current period revenue (adjusted for currency impact) divided by the number of business days in the current period, multiplied by the number of business days in the comparable prior period. The number of business days in each respective period is provided in the “Number of Business Days” section in the table below.

•Adjusted EBITDA is calculated as net income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, and plus or minus contingent consideration adjustments.

•Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.

Same day constant currency revenue

Same day constant currency revenue assists management in evaluating revenue trends on a more comparable and consistent basis. We believe this measure also provides more clarity to our investors in evaluating our core operating performance and facilitates a comparison of such performance from period to period. The following table presents a reconciliation of same day constant currency revenue to revenue, the most directly comparable GAAP financial measure.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
	Three Months Ended
Revenue by Geography	August 29,	August 24,
	2020	2019
(Amounts in thousands, except number of business days)	(Unaudited)
North America
As reported (GAAP)	$120,614	$140,376
Currency impact	192
Business days impact	(1,888)
Same day constant currency revenue	$118,918

Europe
As reported (GAAP)	$16,292	$18,763
Currency impact	(386)
Business days impact	(247)
Same day constant currency revenue	$15,659

Asia Pacific
As reported (GAAP)	$10,440	$13,086
Currency impact	21
Business days impact	82
Same day constant currency revenue	$10,543

Total Consolidated
As reported (GAAP)	$147,346	$172,225
Currency impact	(173)
Business days impact	(2,053)
Same day constant currency revenue	$145,120

Number of Business Days
North America (1)	64	63
Europe (2)	65	64
Asia Pacific (2)	63	64

_______

(1) This represents the number of business days in the U.S.
(2) This represents the number of business days in the country or countries in which the revenues are most concentrated within the geography.

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

	Three Months Ended
	August 29,	August 24,
	2020	2019
	(Amounts in thousands, except percentages)
Net income	$2,284	$4,939
Adjustments:
Amortization of intangible assets	1,530	1,094
Depreciation expense	1,007	1,369
Interest expense, net	495	482
Provision for income taxes	1,957	2,641
Stock-based compensation expense	1,397	1,515
Restructuring costs	1,016	-
Contingent consideration adjustment	530	(131)
Adjusted EBITDA	$10,216	$11,909
Revenue	$147,346	$172,225
Adjusted EBITDA Margin	6.9%	6.9%

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

Three Months Ended August 29, 2020 Compared to Three Months Ended August 24, 2019

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $24.9 million, or 14.4%, to $147.3 million in the first quarter of fiscal 2021 from $172.2 million for the first quarter of fiscal 2020. Billable hours decreased 15.2% while average bill rate increased by 1.7% in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. On a same day constant currency basis, revenue for the first quarter of fiscal 2021 decreased by $27.1 million, or 15.7%, compared to the prior year quarter. The decline of revenue in all geographies in the first quarter of fiscal 2021 as compared to the same quarter of fiscal 2020 reflected the adverse impact of the Pandemic. The decline in North America was partially offset by the increase in revenue as a result of the Veracity acquisition, from $1.4 million in the first quarter of fiscal 2020 to $5.7 million in the first quarter of fiscal 2021, primarily due to the timing of the acquisition. The $2.5 million decline in Europe in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily attributable to our exit from the Nordic markets, which accounted for $1.7 million of the decline. On a constant currency basis, average bill rate increased 1.6% compared to the prior year quarter.

The number of consultants on assignment as of August 29, 2020 was 2,444 compared to 3,120 as of August 24, 2019.

Direct Cost of Services. Direct cost of services decreased $15.3 million, or 14.6%, to $89.4 million for the first quarter of fiscal 2021 from $104.7 million for the first quarter of fiscal 2020. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 15.2% in billable hours.

Direct cost of services as a percentage of revenue was 60.7% for the first quarter of fiscal 2021 compared to 60.8% for the first quarter of fiscal 2020. The decreased percentage compared to the prior year quarter was primarily due to lower passthrough revenue from client reimbursement and lower consultant vacation accrual and holiday pay partially driven by the timing of the Memorial Day holiday in the U.S., which was in the first quarter of fiscal 2020 but not in the first quarter of fiscal 2021. These favorable impacts were partially offset by higher non-billable pay and unfavorable self-insured medical expense. Our target direct cost of services percentage is 60% in all markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $51.2 million, or 34.7% as a percentage of revenue, for the first quarter of fiscal 2021 compared to $57.0 million, or 33.1% as a percentage of revenue, for the first quarter of fiscal 2020.  The year-over-year decrease in SG&A was primarily attributable to: (1) a $1.4 million decrease in management compensation and bonuses primarily resulting from the reduction in force as part of the global restructuring plan initiated in March 2020 and lower revenue base for incentive compensation; (2) $2.3 million of savings in travel-related business expenses attributable to cost containment measures and reduced business travel during the Pandemic; (3) a $1.3 million net reduction in legal expenses primarily due to the recovery of $1.0 million of legal costs during the first quarter of fiscal 2021 related to a collection case; (4) a $1.0 million decrease in personnel severance costs, which were $1.1 million in the first quarter of fiscal 2020, related primarily to exiting the Nordic markets and the departure of several former executives, and only $0.1 million in the first quarter of fiscal 2021; (5) costs of $0.6 million incurred in the first quarter of fiscal 2020 associated with the acquisition of Veracity Consulting Group, LLC (“Veracity”); and (6) $0.5 million of savings in lease expense primarily as a result of the real estate exit initiatives taken. These decreases were partially offset by (a) a change in contingent consideration related expense/benefit over the two periods, which was an expense of $0.5 million in the first quarter of fiscal 2021 as compared to a benefit of $0.1 million in the first quarter of fiscal 2020; and (b) restructuring costs of $1.0 million incurred in the first quarter of fiscal 2021 as part of the restructuring initiatives in the Company’s North America and Asia Pacific region.

Management and administrative headcount was 929 at the end of the first quarter of fiscal 2021 and 948 at the end of the first quarter of fiscal 2020. Management and administrative headcount is in part determined by utilization levels achieved by our seller-doer group—higher levels would reduce total headcount and lower levels would boost it.

Restructuring charges. The Company initiated its North America and APAC Plan in March 2020. All of the employee termination and the facility exit costs associated with the restructuring initiatives are recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. Restructuring costs for the three months ended August 29, 2020 and August 24, 2019 were as follows (in thousands):

	Three Months Ended
	August 29,	August 24,
	2020	2019
Employee termination costs	$938	$-
Real estate exit costs	22	-
Other costs	56	-
Total restructuring costs	$1,016	$-

The following table summarizes the employee separation activity for the year ended May 30, 2020 and the three months ended August 29, 2020 (in thousands):

Liability balance at May 25, 2019	$-
Increase in liability (restructuring costs)	3,927
Reduction in liability (payments and others)	(2,053)
Liability balance at May 30, 2020	1,874
Increase in liability (restructuring costs)	938
Reduction in liability (payments and others)	(1,409)
Liability balance at August 29, 2020	$1,403

The liability balance at August 29, 2020 is expected to be paid in fiscal 2021. Cumulative restructuring costs incurred under the North America and APAC Plan as of August 29, 2020 totaled $6.0 million. This consisted of $4.9 million in employee termination costs and $1.1 million other costs primarily related to exiting the facilities, including $0.6 million in non-cash impairment of operating right-of-use assets and $0.5 million in loss on disposal of fixed assets. For the three months ended August 29, 2020, the restructuring costs were primarily related to employee termination costs in North America. We expect to incur an additional $0.4 million of employee termination costs in connection with the reduction in force in North America and Asia Pacific during the remainder of fiscal 2021.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.5 million and $1.1 million in the first quarter of fiscal 2021 and fiscal 2020, respectively. The increase in amortization expense is primarily due to the amortization of identifiable intangible assets acquired through Veracity. Depreciation expense was $1.0 million and $1.4 million in the first quarter of fiscal 2021 and fiscal 2020, respectively. The decrease in depreciation expense is primarily due to certain computer equipment that was fully depreciated and written off.

Income Taxes. The Company’s provision for income taxes was $2.0 million expense (effective tax rate of approximately 46.1%) for the first quarter of fiscal 2021 compared to $2.6 million (effective tax rate of approximately 34.8%) for the first quarter of fiscal 2020.  The Company records tax expense based upon actual results versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions. The increase in the effective tax rate for the first quarter of fiscal 2021 compared to the effective tax rate for the prior year quarter was primarily due to higher international losses and lower domestic pretax income.

The Company recognized a net tax benefit of approximately $0.2 million and $0.4 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under the Company’s Employee Stock Purchase Plan (“ESPP”) during the first quarter of fiscal 2021 and fiscal 2020, respectively.

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

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A.—Risk Factors of our Annual Report on Form 10-K for the year ended May 30, 2020. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $120.0 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns, such as the one we are currently in caused by the Pandemic. As of August 29, 2020, we had $114.6 million of cash and cash equivalents including $30.7 million held in international operations.

Our Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Facility allows us to choose the interest rate applicable to advances. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin or (ii) an alternate base rate, plus a margin, with the applicable margin depending on our consolidated leverage ratio. Prior to entering into the Fifth Amendment (as defined below), the margin for loans based on LIBOR was 1.25% to 1.50%, and the margin for loans based on the alternate base rate was 0.25% to 0.50%. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility, which, prior to entering into the Fifth Amendment, was at a rate of 0.15% to 0.25% depending upon on the Company’s consolidated leverage ratio.

On September 3, 2020, with the intent to extend the maturity date of the Facility while providing for more liquidity and flexibility, we entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with Bank of America, N.A. as lender, which amended the Credit Agreement, dated as of October 17, 2016 (as amended, the “Credit Agreement”). The Fifth Amendment, among other things, (1) extends the maturity date of the obligations under the Credit Agreement from October 17, 2021 to October 17, 2022, (2) modifies the commitments to (a) eliminate the $30.0 million Reducing Revolving Commitment (as defined in the Credit Agreement) and (b) increase the Revolving Commitment (as defined in the Credit Agreement) by $30.0 million to $120.0 million, (3) modifies the interest rate by increasing the applicable margin by 0.25% and increases the LIBOR interest rate floor from 0% to 0.25%, and (4) revises Consolidated EBITDA (as defined in the Credit Agreement) to include addbacks for certain non-recurring severance and restructuring amounts and fees.

Additional information regarding the Facility is included in Note 7 – Long-Term Debt and Note 13 – Subsequent Events in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We undertook a number of restructuring actions across our geographies beginning in the fourth quarter of fiscal 2020. We expect the execution of the restructuring actions to continue through the remainder of fiscal 2021, which requires substantial liquidity. Through the first quarter of fiscal 2021, we paid $3.3 million under the North America and APAC Plan related to employee termination costs. We currently estimate the cash requirement for completing the remaining restructuring actions to be in the range of $8.0 million to $11.0 million.

Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and in systems and technology. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital, capital expenditure needs and funding for our restructuring initiatives for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities, increase use of our Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Operating Activities

Operating activities for the three months ended August 29, 2020 provided cash of $18.6 million compared to $3.0 million in cash used in operating activities for the three months ended August 24, 2019. In the first quarter of fiscal 2021, cash provided by operations resulted from net income of $2.3 million and non-cash adjustments of $4.3 million. Additionally, net favorable changes in operating assets and liabilities totaled $12.0 million, primarily consisting of a $16.8 million decrease in trade accounts receivable, partially offset by a $6.1 million reduction in accrued salaries and related obligations. In the first quarter of fiscal 2020, cash used in operations resulted from net income of $4.9 million and non-cash adjustments of $4.1 million.  These amounts were offset by net unfavorable changes in operating assets and liabilities of $12.1 million primarily due to our annual incentive compensation payments to employees. The overall improvement of cash flow from operating activities in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily attributable to (i) a $4.5 million payroll tax payment deferral under the Coronavirus Aid, Relief, and Economic Security Act, (ii) higher accounts receivable collections and (iii) favorable impact from the timing of the payroll cycles and the decline in billable hours in the first quarter of fiscal 2021.

Investing Activities

Net cash used in investing activities was $0.2 million for the first quarter of fiscal 2021 compared to $24.8 million for the first quarter of fiscal 2020. We used $0.3 million of cash in the first quarter of fiscal 2021 to purchase property and equipment. In the first quarter of fiscal 2020, we used net cash of $30.3 million to acquire Veracity, and redeemed short-term investments of $6.0 million.

Financing Activities

Net cash used in financing activities totaled $1.5 million for the first quarter of fiscal 2021 compared to cash provided by financing activities of $30.7 million for the first quarter of fiscal 2020. Net cash used in financing activities during the three months ended August 29, 2020 consisted of $4.5 million in cash dividends paid, partially offset by $3.0 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash provided by financing activities of $30.7 million for the three months ended August 24, 2019 included a $30.0 million net borrowing under the Facility to finance the Veracity acquisition, $4.9 million of proceeds received from ESPP share purchases and employee stock option exercises, partially offset by a $4.1 million dividend payment.

As described in Note 3 – Acquisition in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 – Acquisitions and Dispositions in the Notes to consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended May 30, 2020, the purchase agreements for Veracity and Expertence require cash earn-out payments to be made when certain performance conditions are met. The Company estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated EBITDA and estimated revenue. The estimated fair value of the contingent consideration as of August 29, 2020 was $8.5 million, of which $5.3 million is expected to be paid in the second quarter of fiscal 2021.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 – Summary of Significant Accounting Policies in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of August 29, 2020, we had approximately $114.6 million of cash and cash equivalents and $88.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Additional information regarding the interest on our borrowings under the Facility is included in Note 7 – Long-Term Debt and Note 13 – Subsequent Events in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are exposed to interest rate risk related to fluctuations in the LIBOR rate; at the current level of borrowing as of August 29, 2020 of $88.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended August 29, 2020, approximately 19.4% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 73.2% of our balances of cash and cash equivalents as of August 29, 2020 were denominated in U.S. dollars. The remaining amount of approximately 26.8% was comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, Mexican Pesos, Canadian Dollar, British Pound Sterling and the Hong Kong Dollar. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 29, 2020. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 29, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2020, which was filed with the Securities and Exchange Commission on July 27, 2020. See “Risk Factors” in Item 1A of Part I of such Annual Report on Form 10-K for a complete description of the material risks we face.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Fifth Amendment to Credit Agreement, dated September 3, 2020, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 8, 2020	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2020	/s/ JENNIFER RYU
Jennifer Ryu
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)