Form 10-Q
period 2020-11-28
RESOURCES CONNECTION INC
filed 2021-01-07
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2020

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

As of January 4, 2021 there were approximately 32,508,305 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share)

	November 28,	May 30,
	2020	2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$97,195	$95,624
Trade accounts receivable, net of allowance for doubtful accounts of $2,361
and $3,067 as of November 28, 2020 and May 30, 2020, respectively	111,686	124,986
Prepaid expenses and other current assets	7,084	6,222
Income taxes receivable	2,593	4,167
Total current assets	218,558	230,999
Goodwill	216,246	214,067
Intangible assets, net	21,062	20,077
Property and equipment, net	22,270	23,644
Operating right-of-use assets	30,009	34,287
Deferred income taxes	1,908	1,597
Other assets	1,913	4,510
Total assets	$511,966	$529,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,340	$15,799
Accrued salaries and related obligations	46,680	52,407
Operating lease liabilities, current	10,970	11,223
Other liabilities	13,646	15,472
Total current liabilities	91,636	94,901
Long-term debt	68,000	88,000
Operating lease liabilities, noncurrent	26,442	30,672
Deferred income taxes	6,123	6,215
Other long-term liabilities	12,818	5,732
Total liabilities	205,019	225,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 64,199 and
63,910 shares issued, and 32,433 and 32,144 shares outstanding as of
November 28, 2020 and May 30, 2020, respectively	642	639
Additional paid-in capital	483,087	477,438
Accumulated other comprehensive loss	(8,606)	(13,862)
Retained earnings	352,716	360,534
Treasury stock at cost, 31,766 shares as of both November 28, 2020 and
May 30, 2020	(520,892)	(521,088)
Total stockholders’ equity	306,947	303,661
Total liabilities and stockholders’ equity	$511,966	$529,181

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019
Revenue	$153,222	$184,507	$300,567	$356,732
Direct cost of services, primarily payroll and related taxes
for professional services employees	95,044	110,130	184,493	214,852
Gross profit	58,178	74,377	116,074	141,880
Selling, general and administrative expenses	54,552	53,755	105,707	110,733
Amortization of intangible assets	1,393	1,510	2,923	2,604
Depreciation expense	984	1,424	1,991	2,793
Income from operations	1,249	17,688	5,453	25,750
Interest expense, net	460	551	955	1,033
Other income	(475)	(537)	(1,007)	(537)
Income before provision for income taxes	1,264	17,674	5,505	25,254
Provision for income taxes	2,256	5,337	4,213	7,978
Net (loss) income	$(992)	$12,337	$1,292	$17,276
Net (loss) income per common share:
Basic	$(0.03)	$0.39	$0.04	$0.54
Diluted	$(0.03)	$0.38	$0.04	$0.54
Weighted average common shares outstanding:
Basic	32,356	31,984	32,270	31,852
Diluted	32,356	32,369	32,317	32,287
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(992)	$12,337	$1,292	$17,276
Foreign currency translation adjustment, net of tax	940	48	5,256	(638)
Total comprehensive (loss) income	$(52)	$12,385	$6,548	$16,638

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended November 28, 2020
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of August 29, 2020	64,199	$642	$481,571	31,766	$(521,033)	$(9,546)	$358,294	$309,928
Exercise of stock options
Stock-based compensation expense			1,612					1,612
Amortization of restricted stock issued out of treasury
stock to board of director members			(96)		141		(45)	-
Cash dividends declared ($0.14 per share)							(4,541)	(4,541)
Currency translation adjustment						940		940
Net loss for the three months ended November 28, 2020							(992)	(992)
Balances as of November 28, 2020	64,199	$642	$483,087	31,766	$(520,892)	$(8,606)	$352,716	$306,947

	For the Six Months Ended November 28, 2020
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	44	1	503					504
Stock-based compensation expense			2,824					2,824
Issuance of common stock under Employee
Stock Purchase Plan	245	2	2,458					2,460
Amortization of restricted stock issued out of treasury
stock to board of director members			(136)		196		(60)	-
Cash dividends declared ($0.28 per share)							(9,050)	(9,050)
Currency translation adjustment						5,256		5,256
Net income for the six months ended November 28, 2020							1,292	1,292
Balances as of November 28, 2020	64,199	$642	$483,087	31,766	$(520,892)	$(8,606)	$352,716	$306,947

	For the Three Months Ended November 23, 2019
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of August 24, 2019	63,436	$634	$466,481	31,466	$(516,103)	$(13,274)	$350,693	$288,431
Exercise of stock options	85	1	1,215					1,216
Stock-based compensation expense			1,591					1,591
Cash dividends declared ($0.14 per share)							(4,499)	(4,499)
Issuance of common stock in connection with the
acquisition of Accretive	83	1	1,140					1,141
Currency translation adjustment						48		48
Net income for the three months ended November 23, 2019							12,337	12,337
Balances as of November 23, 2019	63,604	$636	$470,427	31,466	$(516,103)	$(13,226)	$358,531	$300,265

	For the Six Months Ended November 23, 2019
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	257	2	3,465					3,467
Stock-based compensation expense			2,999					2,999
Issuance of common stock under Employee
Stock Purchase Plan	215	2	2,597					2,599
Cancellation of restricted stock	(5)		-					-
Cash dividends declared ($0.28 per share)							(8,975)	(8,975)
Issuance of common stock in connection with the
acquisition of Accretive	83	1	1,140					1,141
Currency translation adjustment						(638)		(638)
Net income for the six months ended November 23, 2019							17,276	17,276
Balances as of November 23, 2019	63,604	$636	$470,427	31,466	$(516,103)	$(13,226)	$358,531	$300,265

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 28,	November 23,
	2020	2019
Cash flows from operating activities:
Net income	$1,292	$17,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,914	5,397
Stock-based compensation expense	3,105	3,158
Contingent consideration adjustment	342	(262)
Loss on disposal of assets	167	66
Impairment of operating right-of-use assets	650	-
Adjustment to allowance for doubtful accounts	(260)	616
Non-cash benefit	-	(46)
Deferred income taxes	(403)	(337)
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	13,547	(1,383)
Prepaid expenses and other current assets	(888)	(499)
Income taxes	1,919	2,070
Other assets	58	(634)
Accounts payable and accrued expenses	3,769	(1,570)
Accrued salaries and related obligations	(81)	(7,380)
Other liabilities	1,446	746
Net cash provided by operating activities	29,577	17,218
Cash flows from investing activities:
Redemption of short-term investments	-	5,981
Proceeds from sale of assets	168	105
Acquisition of Veracity, net of cash acquired	-	(30,293)
Acquisition of property and equipment and internal-use software	(1,802)	(1,264)
Net cash used in investing activities	(1,634)	(25,471)
Cash flows from financing activities:
Proceeds from exercise of stock options	522	3,467
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,460	2,599
Payment of contingent consideration	(3,020)	-
Proceeds from Revolving Credit Facility	-	35,000
Repayments on Revolving Credit Facility	(20,000)	(24,000)
Cash dividends paid	(9,059)	(8,581)
Net cash (used in) provided by financing activities	(29,097)	8,485
Effect of exchange rate changes on cash	2,725	(244)
Net increase (decrease) in cash	1,571	(12)
Cash and cash equivalents at beginning of period	95,624	43,045
Cash and cash equivalents at end of period	$97,195	$43,033

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (the “Company”). Resources Connection is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner to its global client base, the Company supports its clients’ needs through both professional staffing and project execution in the areas of transactions, regulations and transformations. The Company’s principal markets of operation are the United States (“U.S.”), Asia, Australia, Canada, Europe and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The second quarters of fiscal 2021 and 2020 each consisted of 13 weeks. The Company’s fiscal 2021 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited financial statements of the Company as of and for the three and six months ended November 28, 2020 and November 23, 2019 have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) management of the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2020 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

•Allowance for doubtful accounts

•Income taxes

•Revenue recognition

•Stock-based compensation

•Valuation of long-lived assets

•Valuation of goodwill

•Business combinations

With the execution of its restructuring plan in Europe, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources during the second quarter of fiscal 2021. As a result, the Company revised its segment reporting effective in the second quarter of fiscal 2021. These changes impacted the Company’s reportable segments but did not impact the Company’s consolidated financial statements. See Note 12 – Segment Information for additional information about the segment change.

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

Net (Loss) Income Per Share Information

The Company presents both basic and diluted earnings (loss) per common share (“EPS”). Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method. Under the treasury stock method, assumed proceeds include the amount the employee must pay for exercising stock options and the amount of compensation cost for future services the Company has not yet recognized for the Company’s share-based payment awards. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation. For the three months ended November 28, 2020, all common equivalent shares are excluded from the computation of weighted average number of common and common equivalent shares outstanding in the diluted EPS calculation due to the net loss position.

The following table summarizes the calculation of net (loss) income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019

Net (loss) income	$(992)	$12,337	$1,292	$17,276
Basic:
Weighted average shares	32,356	31,984	32,270	31,852
Diluted:
Weighted average shares	32,356	31,984	32,270	31,852
Potentially dilutive shares	-	385	47	435
Total dilutive shares	32,356	32,369	32,317	32,287

Basic	$(0.03)	$0.39	$0.04	$0.54
Dilutive	$(0.03)	$0.38	$0.04	$0.54
Anti-dilutive shares not included above	5,083	4,809	5,185	3,684

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities were $3.0 million and $7.9 million as of November 28, 2020 and May 30, 2020, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is reassessed on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisition.

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

The fair value of the Veracity contingent consideration decreased $0.2 million during the three months ended November 28, 2020 and increased $0.3 million during the six months ended November 28, 2020, respectively, due to the remeasurement to fair value each period. In November 2020, the Company paid $5.3 million in contingent consideration to the former owners of Veracity relating to the first earn-out period. As of November 28, 2020, the contingent consideration liability related to Veracity for the second and final earn-out period was $2.6 million, which is included in Other current liabilities in the Consolidated Balance Sheet.

4. Intangible Assets and Goodwill

The following table sets forth the Company’s intangible assets, including acquired intangible assets and internal-use software (amounts in thousands):

	As of November 28, 2020			As of May 30, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,914	$(8,435)	$15,479	$23,779	$(6,707)	$17,072
Tradenames (3-10 years)	5,104	(3,420)	1,684	4,960	(2,735)	2,225
Backlog (17 months)	1,210	(1,113)	97	1,210	(694)	516
Consultant list (3 years)	838	(838)	-	776	(718)	58
Non-compete agreements (3 years)	957	(957)	-	888	(821)	67
Computer software (2-3.5 years)	3,988	(186)	3,802	185	(46)	139
Total	$36,011	$(14,949)	$21,062	$31,798	$(11,721)	$20,077

The Company recorded amortization expense of $1.4 million and $1.5 million for the three months ended November 28, 2020 and November 23, 2019, respectively, and $2.9 million and $2.6 million for the six months ended November 28, 2020 and November 23, 2019, respectively. The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

2021 (remaining 6 months)	$2,313
2022	4,456
2023	4,247
2024	4,124
2025	3,121
2026	2,327
Thereafter	474
Total	$21,062

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

As further described in Note 12 – Segment Information, the Company changed its segment reporting effective in the second quarter of fiscal 2021, and reallocated goodwill to the new reporting units on the relative fair value basis. Concurrent with the segment change, the Company completed a goodwill impairment assessment, and concluded that no goodwill impairment existed immediately before and after the change in segment reporting.

The following table summarizes the activity in the Company’s goodwill balance. The balance as of May 30, 2020 was recast to reflect the impact of the preceding segment change. Amounts are in thousands.

	RGP	Other Segments	Total Company
Balance as of May 30, 2020	$208,958	$5,109	$214,067
Impact of foreign currency exchange rate changes	-	2,179	2,179
Balance as of November 28, 2020	$208,958	$7,288	$216,246

5. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases. The following table summarizes components of the total lease cost, which were included within selling, general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2020	November 23, 2019	November 28, 2020	November 23, 2019
Operating lease cost	$2,745	$3,036	$5,618	$6,116
Short-term lease cost	29	120	92	198
Variable lease cost	681	596	1,248	1,200
Sublease income	(222)	(185)	(444)	(306)
Total lease cost	$3,233	$3,567	$6,514	$7,208

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2020	November 23, 2019	November 28, 2020	November 23, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,683	$3,230	$6,957	$6,559
Right-of-use assets obtained in exchange for new operating lease obligations	$535	$2,924	$1,555	$4,384

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	As of	As of
	November 28, 2020	May 30, 2020
Weighted average remaining lease term	4.1 years	4.3 years
Weighted average discount rate	3.98%	4.09%

The maturities of operating lease liabilities were as follows as of November 28, 2020 (in thousands):

Years Ending:	Operating Lease Maturity
May 29, 2021	$6,301
May 28, 2022	11,291
May 27, 2023	8,923
May 25, 2024	7,156
May 31, 2025	3,474
Thereafter	3,376
Total minimum payments	$40,521
Less: discount	(3,109)
Present value of operating lease liabilities	$37,412

The Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet building to independent third parties under operating lease agreements expiring through fiscal 2025. Rental income recognized totaled $55,000 and $70,000 for the three months ended November 28, 2020 and November 23, 2019, respectively, and $110,000 and $106,000 for the six months ended November 28, 2020 and November 23, 2019, respectively. Under the terms of these operating lease agreements, rental income is expected to be $107,000, $219,000, $226,000, $232,000 and $78,000 in the remaining six months of fiscal 2021 and fiscal years 2022 through 2025, respectively. Rental income is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

6. Income Taxes

For the three months ended November 28, 2020 and November 23, 2019, respectively, the Company’s provision for income taxes was $2.3 million, an effective tax rate of 178.5%, and $5.3 million, an effective tax rate of 30.2%. For the six months ended November 28, 2020 and November 23, 2019, respectively, the Company’ provision for income taxes was $4.2 million, an effective tax rate of 76.5%, and $8.0 million, an effective tax rate of 31.6%. Tax provision of $2.3 million for the second quarter was primarily associated with pre-tax income from regions outside of Europe. The majority of the restructuring charges incurred during the second quarter were incurred in the Company’s European entities resulting in a pre-tax loss in Europe. With significant required valuation allowances on tax benefits related to these net operating losses, no tax benefits were recognized in connection with the pre-tax loss. The Company’s total liability for unrecognized tax benefits was $0.8 million as of both November 28, 2020 and May 30, 2020, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets based on the closing of the statute of limitations.

7. Long-Term Debt

Pursuant to the terms of the Credit Agreement dated October 17, 2016 between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Credit Agreement”), the Company has a $120.0 million secured revolving credit facility (“Facility”) with Bank of America, which, until September 3, 2020, consisted of (i) a $90.0 million revolving loan facility (“Revolving Commitment”), which includes a $5.0 million sublimit for the issuance of standby letters of credit, and (ii) a $30.0 million reducing revolving loan facility (“Reducing Revolving Commitment”), any amounts of which could not be reborrowed after being repaid. On September 3, 2020, the Company and Resources Connection LLC, as borrowers, entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with Bank of America, N.A. as lender, which amended the terms of the Facility pursuant to the Credit Agreement. The Fifth Amendment, among other things, modifies the commitments to (1) eliminate the $30.0 million Reducing Revolving Commitment and (2) increase the Revolving Commitment by $30.0 million to $120.0 million.

The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by essentially all assets of the Company, Resources Connection LLC and their respective domestic subsidiaries, subject to certain customary exclusions. Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London

Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin or (ii) an alternate base rate, plus a margin, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. Prior to entering into the Fifth Amendment, the margin for loans based on LIBOR was 1.25% to 1.50%, and the margin for loans based on the alternate base rate was 0.25% to 0.50%. Effective upon entering into the Fifth Amendment, the applicable margin increased by 0.25% and the LIBOR interest rate floor increased from 0% to 0.25%. The Company pays an unused commitment fee on the average daily unused portion of the Facility, which, prior to entering into the Fifth Amendment, was a rate of 0.15% to 0.25% per annum depending on the Company’s consolidated leverage ratio and, effective upon entering into the Fifth Amendment, is 0.25% per annum. The Facility expires on October 17, 2022.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Facility as of November 28, 2020.

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

On September 21, 2020, the Company repaid $20.0 million on its Facility, reducing its outstanding borrowing under the Facility to $68.0 million as of November 28, 2020. In addition, the Company had $1.3 million of outstanding letters of credit issued as of November 28, 2020. There was $50.7 million remaining capacity under the Revolving Commitment as of November 28, 2020. As of November 28, 2020, the interest rates on the Company’s borrowings under the Facility ranged from 2.00% to 2.23%.

8. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and six months ended November 28, 2020, the Company made no repurchase of its common stock. As of November 28, 2020, approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On October 22, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share. The dividend of approximately $4.5 million was paid on December 17, 2020 to the holders of record on November 19, 2020 and is accrued in the Company’s Consolidated Balance Sheet as of November 28, 2020.

Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Agreement and other agreements, and other factors deemed relevant by the board of directors.

9. Restructuring Activities

The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan”) in September 2020. Both the North America and APAC Plan and the European Plan consist of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and core high growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact. In connection with the execution of the European Plan, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources during the second quarter of fiscal 2021. The Company revised its operating segments accordingly effective in the second quarter of fiscal 2021, resulting in a change to the Company’s reportable segments into RGP and Other Segments. All of the employee termination and facility exit costs associated with the Company’s restructuring initiatives are within its RGP segment, and are recorded in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations. See further discussion about the Company’s segment position in Note 12 – Segment Information.

Restructuring costs for the three and six months ended November 28, 2020 and November 23, 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019
Employee termination costs	$5,455	$-	$6,393	$-
Real estate exit costs	1,082	-	1,104	-
Other costs	238	-	294	-
Total restructuring costs	$6,775	$-	$7,791	$-

The following table summarizes the employee termination activity under both the North America and APAC Plan and the European Plan for the year ended May 30, 2020 and the six months ended November 28, 2020 (in thousands):

Liability balance at May 25, 2019	$-
Increase in liability (restructuring costs)	3,927
Reduction in liability (payments and others)	(2,053)
Liability balance at May 30, 2020	1,874
Increase in liability (restructuring costs)	6,393
Reduction in liability (payments and others)	(2,965)
Liability balance at November 28, 2020	$5,302

Under the North America and APAC Plan, cumulative restructuring costs incurred as of November 28, 2020 totaled $6.8 million. This consisted of $5.0 million in employee termination costs and $1.8 million of other costs primarily related to exiting the facilities, including $1.3 million in non-cash impairment of operating right-of-use assets and $0.5 million in loss on disposal of fixed assets. The Company has substantially completed the planned employee headcount reduction under the North America and APAC Plan, and expects the remaining liability of $1.1 million as of November 28, 2020 to be paid out prior to the end of calendar 2021.

Under the European Plan, cumulative restructuring costs incurred as of November 28, 2020 totaled $6.0 million, including $5.3 million in employee termination costs and $0.7 million of other costs primarily related to exiting the facilities. The Company has substantially completed the consultation and negotiation with impacted employees under the European Plan as of November 28, 2020. The Company had $4.2 million in employee termination liability as of November 28, 2020, and expects to incur an additional $0.1 million of employee termination costs in connection with the reduction in force in Europe during the remainder of fiscal 2021. The Company expects the remaining employee termination costs under the European Plan to be paid out prior to the end of calendar 2021.

10. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Six Months Ended
	November 28,	November 23,
	2020	2019
Income taxes paid	$2,627	$6,394
Interest paid	$876	$1,140
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$-	$59
Acquisition of Veracity:
Liability for contingent consideration	$-	$6,440
Acquisition of Accretive:
Issuance of common stock	$-	$1,141
Dividends declared, not paid	$4,541	$4,499

:

11. Stock-Based Compensation Plans

General

The Company’s stockholders approved the 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the 2014 Performance Incentive Plan (the “2014 Plan”). Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020, plus (2) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (collectively with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. Awards under the 2020 Plan may include, but are not limited to, stock options, restricted stock units, performance stock units and restricted stock grants, including restricted stock units under the Company’s Directors Deferred Compensation Plan. These stock awards typically vest in equal annual installments over four years, and stock option grants typically terminate ten years from the date of grant. As of November 28, 2020, there were 1,880,646 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $1.7 million and $1.6 million for the three months ended November 28, 2020 and November 23, 2019, respectively, and $3.1 million and $3.2 million for the six months ended November 28, 2020 and November 23, 2019, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Employee Stock Purchase Plan (“ESPP”), restricted stock awards, restricted stock units and stock units credited under the Directors Deferred Compensation Plan.

Stock Options

The following table summarizes the stock option activity for the six months ended November 28, 2020 (amounts in thousands, except weighted average exercise price):

	Number of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Awards outstanding at May 30, 2020	5,755	$16.07
Granted, at fair market value
Exercised	(44)	11.36
Forfeited	(183)	17.44
Expired	(245)	15.84
Awards outstanding at November 28, 2020	5,283	$16.07
Exercisable at November 28, 2020	3,863	$15.48
Vested and expected to vest at November 28, 2020	5,173	$16.04

As of November 28, 2020, there was $5.4 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 1.61 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP which superseded the Company’s previous Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock that are authorized for issuance under the ESPP is 1,825,000.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires July 16, 2029. The Company issued 245,000 and 215,000 shares of common stock pursuant to the ESPP during the six months ended November 28, 2020 and November 23, 2019, respectively. There were 1,396,000 shares of common stock available for issuance under the ESPP as of November 28, 2020.

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the six months ended November 28, 2020 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 30, 2020	90	$15.90
Granted	-	-
Vested	(41)	15.74
Forfeited/canceled	-	-
Unvested as of November 28, 2020	49	$16.03
Expected to vest as of November 28, 2020	49	$16.04

As of November 28, 2020, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

The following table summarizes the activities for the unvested restricted stock units for the six months ended November 28, 2020 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 30, 2020	87	$10.99
Granted	511	11.64
Vested	(3)	11.51
Forfeited/canceled	-	-
Unvested as of November 28, 2020	595	$11.76
Expected to vest as of November 28, 2020	520	$11.78

As of November 28, 2020, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.38 years.

12. Segment Information

With the execution of the European Plan, discussed in Note 9—Restructuring Activities, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources during the second quarter of fiscal 2021. As a result, the Company revised its historical one segment position and identified the following new operating segments effective in the second quarter of fiscal 2021:

•RGP – a global business consulting practice which operates primarily under the RGP brand and focuses on professional project consulting and staffing services in areas such as finance and accounting, business strategy and transformation, risk and compliance, and technology and digital;

•taskforce – a German professional services firm that operates under the taskforce brand. It utilizes a distinct independent contractor/partner business model and infrastructure and focuses on providing senior interim management and project management services to middle market clients in the German market;

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

RGP also includes the operations of Veracity, which is being integrated with the rest of the RGP business operations. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. All prior year periods presented were recast to reflect the impact of the preceding segment changes. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019
	(Amounts in thousands)
Revenues:
RGP	$142,002	$173,987	$279,111	$335,997
Other Segments	11,220	10,520	21,456	20,735
Total revenues	$153,222	$184,507	$300,567	$356,732

Gross profit:
RGP	$54,079	$70,206	$108,026	$133,466
Other Segments	4,099	4,171	8,048	8,414
Total gross profit	$58,178	$74,377	$116,074	$141,880

Adjusted EBITDA:
RGP	$18,401	$28,598	$34,859	$48,068
Other Segments	1,251	868	2,417	2,099
Reconciling items (1)	(7,257)	(6,795)	(14,664)	(15,587)
Total Adjusted EBITDA	$12,395	$22,671	$22,612	$34,580

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, back office support function costs and other general corporate costs that are not allocated to segments.

The below is a reconciliation of the Company's net (loss) income to adjusted EBITDA for all periods presented.

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019
Consolidated	(Amounts in thousands)
Net (loss) income	$(992)	$12,337	$1,292	$17,276
Adjustments:
Amortization of intangible assets	1,393	1,510	2,923	2,604
Depreciation expense	984	1,424	1,991	2,793
Interest expense, net	460	551	955	1,033
Provision for income taxes	2,256	5,337	4,213	7,978
EBITDA	4,101	21,159	11,374	31,684
Stock-based compensation expense	1,708	1,643	3,105	3,158
Restructuring costs	6,775	-	7,791	-
Contingent consideration adjustment	(189)	(131)	342	(262)
Total Adjusted EBITDA	$12,395	$22,671	$22,612	$34,580

13. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, none of such matters, if disposed of unfavorably, would have a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

Overview

Resources Connection is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner to our global client base, we support our clients’ needs through both professional staffing and project execution in the areas of transactions, regulations, and transformations. Our pioneering approach to workforce strategy and our agile human capital model quickly align the right resources for the work at hand with speed and efficiency. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success. Our mission as an employer is to connect our employee consultants to meaningful opportunities that further their career ambitions within the context of a supportive talent community of dedicated professionals.

Headquartered in Irvine, California, we are proud to have served 88 of the Fortune 100. With more than 3,500 professionals, we annually engage with over 2,400 clients around the world. We aim to be the premier provider of agile human capital solutions for companies facing transformation and workforce gaps while being the preferred employer to highly qualified and experienced consultants through our distinctive culture.

Fiscal 2021 Strategic Focus Areas

Our strategic focus areas in fiscal 2021 are:

•Furthering our digital expansion through the launch of our human cloud platform and expanded go-to-market penetration for the business we acquired from Veracity Consulting Group, LLC (“Veracity”)

•Growing our core business through our strategic client and industry vertical programs

•Right sizing our cost structure globally and monitoring and controlling our ongoing costs for optimal efficiency

Our primary area of focus for fiscal 2021 is digital expansion and we have made solid strides in this area. We are on track to bring our human cloud platform to market by the end of this fiscal year, which would introduce a new way for clients and talent alike to engage with us. Our efforts also include expanding the go-to-market penetration for Veracity by providing consulting services from strategy and roadmap to technical implementation. Our focus on introducing Veracity more broadly to our client base and integrating Veracity with the rest of the RGP business operations has generated positive returns through the first half of the fiscal year. We believe COVID-19 has and will continue to accelerate digital transformation agendas in our existing client base and will continue to create opportunities for us to engage with new clients.

The second focus area for this fiscal year is building our core business, including through the growth of our strategic client and key industry vertical programs, particularly in healthcare. We are working to further penetrate these important accounts at a time when many are looking to reduce fixed costs by moving toward more flexible workforce strategies and building relationships with higher value partners for project execution needs. We are also actively extending our offerings to new buyers within these organizations – like Chief Digital, Chief People and Chief Marketing Officers. We see strong growth momentum in our client programs and robust opportunity in the healthcare industry from pharmaceutical to medical device to payor and provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. We believe these client needs align well with the capabilities of our dedicated industry group.

Finally, we made substantial progress in our transformation journey in fiscal 2021, with the execution of our restructuring plan in North America and Asia Pacific (the “North America and APAC Plan”), which we initiated in the fourth quarter of fiscal 2020, and in Europe (the “European Plan”, collectively, the “Plans”), which we initiated in the second quarter of fiscal 2021, with the goal to strengthen the business and right size our cost structure globally. The Plans consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and core high growth clients; and (ii) a strategic rationalization of our physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact.

Through the first six months of fiscal 2021, we have substantially completed our North America and APAC Plan with respect to headcount reduction. We have also substantially completed the consultation and negotiation with impacted employees under the European Plan as of November 28, 2020. We expect to substantially complete the reduction in force in Europe by the end of calendar 2021. We also made solid progress in executing our real estate exit strategy under the Plans, although the exact amount and timing of the expenses and resulting payments are subject to a number of variables which may not be within our control, such as the condition of the real estate/leasing market.

See Note 9 – Restructuring Activities in Part I, Item 1 above and “Results of Operations” below for additional disclosures regarding the impact of the North America and APAC Plan and the European Plan on our results of operations and cash flows during the three and six months ended November 28, 2020.

COVID-19 Impact and Outlook

Since the start of calendar 2020, the COVID-19 pandemic (the “Pandemic”) has caused profound disruption in the U.S. and global economy. As a result of the disruptions caused by the Pandemic, we have experienced reduced demand for or delayed client decisions to procure our services and, in certain cases, cancellation of existing projects. We have taken precautions and steps to prevent or reduce infection among our employees, including the implementation of safety precautions and policies, limiting business travel and mandating or encouraging working from home in many of the countries in which we operate. During the first six months of fiscal 2021, our revenue declined 15.7% compared to the first six months of fiscal 2020. The full likely effects of the Pandemic remain uncertain and, among other things, we may continue to experience reduced demand for or delays in client decisions to procure our services or cancellation of existing projects.

While the detrimental financial impact of the Pandemic is undeniable, it has also accelerated certain macro trends that we believe allow us to operate from a position of strength. These include the increased use of contingent talent, virtual or remote delivery becoming mainstream and new client attitudes toward borderless talent models. As CEO and other C-suite decision-makers increasingly value workforce flexibility and agility, additional opportunity is created for our business model. The move to virtual and borderless talent helps us manage supply and demand more efficiently, which should result in faster revenue generation and reduced turnover. In strengthening our core business, we expect to continue to evolve our client engagement and talent delivery model to take advantage of these important shifts.

Additionally, we are encouraged by the revenue improvement in the second quarter of fiscal 2021. Weekly revenue grew steadily throughout the second quarter, reflecting improved buying patterns by our clients. Our pipeline, from both a volume and quality perspective, has continued to strengthen since the beginning of fiscal 2021. Until we have further visibility into the full impact of the Pandemic on the global economy, we will remain focused on the health of our balance sheet and liquidity, cost containment and strategic allocation of resources to drive key growth initiatives in core markets and the expansion of our digital capabilities. We believe the North America and APAC Plan that we initiated ahead of the Pandemic in fiscal 2020 better prepared us, and the European Plan we recently initiated will further prepare us to operate with agility and resilience and capitalize on the potential economic recovery as vaccine progress continues to mitigate uncertainty around key markets.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to make estimates and judgments.

As further discussed in Note 12 – Segment Information in Part I, Item 1 above and in the “Information about Segments” section below, effective in the second quarter of fiscal 2021, we changed our segment reporting and reallocated goodwill to the new reporting units on the relative fair value basis. Concurrent with the segment change, we completed a goodwill impairment assessment, and concluded that no goodwill impairment existed immediately before and after the change in segment reporting.

With the exception of the change in segment and reporting units, there have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended May 30, 2020.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

	Three Months Ended				Six Months Ended
	November 28,		November 23,		November 28,		November 23,
	2020		2019		2020		2019
	(Amounts in thousands, except percentages)
Revenue	$153,222	100.0%	$184,507	100.0%	$300,567	100.0%	$356,732	100.0%
Direct cost of services	95,044	62.0	110,130	59.7	184,493	61.4	214,852	60.2
Gross margin	58,178	38.0	74,377	40.3	116,074	38.6	141,880	39.8
Selling, general and administrative expenses	54,552	35.6	53,755	29.1	105,707	35.2	110,733	31.1
Amortization of intangible assets	1,393	0.9	1,510	0.8	2,923	1.0	2,604	0.7
Depreciation expense	984	0.7	1,424	0.8	1,991	0.6	2,793	0.8
Income from operations	1,249	0.8	17,688	9.6	5,453	1.8	25,750	7.2
Interest expense, net	460	0.3	551	0.3	955	0.3	1,033	0.3
Other income	(475)	(0.3)	(537)	(0.3)	(1,007)	(0.3)	(537)	(0.2)
Income before provision for income taxes	1,264	0.8	17,674	9.6	5,505	1.8	25,254	7.1
Provision for income taxes	2,256	1.4	5,337	2.9	4,213	1.4	7,978	2.3
Net (loss) income	$(992)	(0.6)%	$12,337	6.7%	$1,292	0.4%	$17,276	4.8%

Information about Segments

With the execution of the European Plan, discussed in Note 9—Restructuring Activities, we changed our internal management structure and our reporting structure of financial information used to assess performance and allocate resources during the second quarter of fiscal 2021. We believe the new structure creates enhanced visibility and focus to enable more rapid growth and effective resource allocation. As a result, we revised our historical one segment position and identified the following new operating segments effective in the second quarter of fiscal 2021:

•RGP– a global business consulting practice which operates primarily under the RGP brand and focuses on professional project consulting and staffing services in areas such as finance and accounting, business strategy and transformation, risk and compliance, and technology and digital;

•taskforce – a German professional services firm that operates under the taskforce brand. It utilizes a distinct independent contractor/partner business model and infrastructure and focuses on providing senior interim management and project management services to middle market clients in the German market;

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

RGP also includes the operations of Veracity, which is being integrated with the rest of the RGP business operations. RGP is our only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

The following table presents our operating results by segment. All prior year periods presented were recast to reflect the impact of the preceding segment changes.

	Three Months Ended				Six Months Ended
	November 28,		November 23,		November 28,		November 23,
	2020		2019		2020		2019
	(Amounts in thousands, except percentages)
Revenues:
RGP	$142,002	92.7%	$173,987	94.3%	$279,111	92.9%	$335,997	94.2%
Other Segments	11,220	7.3	10,520	5.7	21,456	7.1	20,735	5.8
Total revenues	$153,222	100.0%	$184,507	100.0%	$300,567	100.0%	$356,732	100.0%

Gross margin:
RGP	$54,079	93.0%	$70,206	94.4%	$108,026	93.1%	$133,466	94.1%
Other Segments	4,099	7.0	4,171	5.6	8,048	6.9	8,414	5.9
Total gross margin	$58,178	100.0%	$74,377	100.0%	$116,074	100.0%	$141,880	100.0%

Adjusted EBITDA:
RGP	$18,401	148.5%	$28,598	126.2%	$34,859	154.2%	$48,068	139.0%
Other Segments	1,251	10.1	868	3.8	2,417	10.7	2,099	6.1
Reconciling Items (1)	(7,257)	(58.6)	(6,795)	(30.0)	(14,664)	(64.9)	(15,587)	(45.1)
Total Adjusted EBITDA	$12,395	100.0%	$22,671	100.0%	$22,612	100.0%	$34,580	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, back office support function costs and other general corporate costs that are not allocated to segments.

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

•Adjusted EBITDA is calculated as net (loss) income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

•Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.

Same day constant currency revenue

Same day constant currency revenue assists management in evaluating revenue trends on a more comparable and consistent basis. We believe this measure also provides more clarity to our investors in evaluating our core operating performance and facilitates a comparison of such performance from period to period. The following table presents a reconciliation of same day constant currency revenue to revenue, the most directly comparable GAAP financial measure, by geography.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
	Three Months Ended		Six Months Ended
Revenue by Geography	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019
(Amounts in thousands, except number of business days)	(Unaudited)		(Unaudited)
North America
As reported (GAAP)	$122,732	$152,422	$243,346	$292,798
Currency impact	115		307
Business days impact	3,963		1,934
Same day constant currency revenue	$126,810		$245,587

Europe
As reported (GAAP)	$19,082	$19,369	$35,374	$38,132
Currency impact	(1,096)		(1,482)
Business days impact	(139)		(263)
Same day constant currency revenue	$17,847		$33,629

Asia Pacific
As reported (GAAP)	$11,408	$12,716	$21,847	$25,802
Currency impact	(344)		(323)
Business days impact	-		175
Same day constant currency revenue	$11,064		$21,699

Total Consolidated
As reported (GAAP)	$153,222	$184,507	$300,567	$356,732
Currency impact	(1,325)		(1,498)
Business days impact	3,824		1,846
Same day constant currency revenue	$155,721		$300,915

Number of Business Days
North America (1)	62	64	126	127
Europe (2)	65	64	129	128
Asia Pacific (2)	61	61	124	125

(1) This represents the number of business days in the U.S.
(2) This represents the number of business days in the country or countries in which the revenues are most concentrated within the geography.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net (loss) income, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019
	(Amounts in thousands, except percentages)
Net (loss) income	$(992)	$12,337	$1,292	$17,276
Adjustments:
Amortization of intangible assets	1,393	1,510	2,923	2,604
Depreciation expense	984	1,424	1,991	2,793
Interest expense, net	460	551	955	1,033
Provision for income taxes	2,256	5,337	4,213	7,978
Stock-based compensation expense	1,708	1,643	3,105	3,158
Restructuring costs	6,775	-	7,791	-
Contingent consideration adjustment	(189)	(131)	342	(262)
Adjusted EBITDA	$12,395	$22,671	$22,612	$34,580
Revenue	$153,222	$184,507	$300,567	$356,732
Adjusted EBITDA Margin	8.1%	12.3%	7.5%	9.7%

Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net (loss) income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity. These measures should be considered in addition to, and not as a substitute for, revenue, net (loss) income, (loss) earnings per share, cash flows or other measures of financial performance prepared in conformity with GAAP.

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

Consolidated Operating Results – Three Months Ended November 28, 2020 Compared to Three Months Ended November 23, 2019

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $31.3 million, or 17.0%, to $153.2 million in the second quarter of fiscal 2021 from $184.5 million in the second quarter of fiscal 2020. Billable hours decreased 16.9% while average bill rate increased by 1.0% in the second quarter of fiscal 2021 compared to the prior year quarter. On a sequential basis, consolidated revenue in the second quarter of fiscal 2021 increased by 4.0% compared to the first quarter of fiscal 2021.

Revenue discussion on a same day constant currency basis

On a same day constant currency basis, revenue for the second quarter of fiscal 2021 decreased by $28.8 million, or 15.6%, compared to the prior year quarter, primarily reflecting the adverse impact of the Pandemic on client demand and consumption. On a sequential basis, consolidated revenue in the second quarter of fiscal 2021 increased 6.4% compared to the first quarter of fiscal 2021, reflecting a steady improvement of weekly revenue across most markets. While decline in revenue persisted in the second quarter of fiscal 2021 compared to the prior year, the percentage of decline narrowed compared to the first fiscal quarter year over year revenue comparison.

As macro events continued to unfold in the second fiscal quarter, including the development of the COVID vaccine, mitigating some uncertainty in the macro environment, we experienced an uptick in demand for our services as well as more swift decision making by our clients. In Europe and Asia Pacific, the second quarter year-over-year decline in revenue narrowed to 7.9% and 13.0%, respectively, compared to the first quarter year-over-year decline of 16.5% and 19.4%, respectively. In North America, the second quarter year-over-year decline of 16.8% remained similar to the first quarter year-over-year comparison.

The number of consultants on assignment as of November 28, 2020 was 2,669 compared to 3,072 as of November 23, 2019.

Direct Cost of Services. Direct cost of services decreased $15.1 million, or 13.7%, to $95.0 million for the second quarter of fiscal 2021 from $110.1 million for the second quarter of fiscal 2020. The decrease in the amount of direct cost of services between periods was primarily attributable to a 16.9% decrease in billable hours.

Direct cost of services as a percentage of revenue was 62.0% for the second quarter of fiscal 2021 compared to 59.7% for the second quarter of fiscal 2020. The increased percentage compared to the prior year quarter was primarily attributable to a decrease in bill/pay spread, an increase in holiday pay as a result of more holidays in the current fiscal quarter due to the timing of Thanksgiving in the U.S. (included in the second quarter of fiscal 2021 but not in the second quarter of fiscal 2020), unfavorable self-insured medical expense, and a decrease in executive search and conversion fee revenues, partially offset by lower passthrough revenue from client reimbursement. Consolidated average bill rate increased 1% while average pay rate also increased 2.9% in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, resulting in a 90-basis-point decline in bill/pay spread year-over-year. Our target direct cost of services percentage is 60%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $54.6 million, or 35.6% as a percentage of revenue, for the second quarter of fiscal 2021 compared to $53.8 million, or 29.1% as a percentage of revenue, for the second quarter of fiscal 2020.  Excluding the $6.8 million of restructuring costs incurred in the current fiscal quarter, as further discussed below, SG&A costs decreased $6.0 million from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, which was primarily attributable to (1) a $3.3 million decrease in management compensation and bonuses primarily resulting from the reduction in force as part of the global restructuring plan, as further discussed below, and a lower revenue base for incentive compensation; (2) $1.7 million of savings in travel-related business expenses attributable to cost containment measures and reduced business travel during the Pandemic; and (3) $0.8 million of savings in lease expense primarily as a result of the real estate exit initiatives taken.

Management and administrative headcount was 896 at the end of the second quarter of fiscal 2021 and 962 at the end of the second quarter of fiscal 2020. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers—higher levels of utilization would reduce the full-time equivalent management and administrative headcount, and lower levels would increase it.

Restructuring charges. We initiated our North America and APAC Plan in March 2020 and the European Plan in September 2020. All employee termination and the facility exit costs incurred under the restructuring plans were associated with the RGP segment, as further discussed in Note 12 – Segment Information, and are recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. Restructuring costs for the three months ended November 28, 2020 and November 23, 2019 were as follows (in thousands):

	Three Months Ended
	November 28,	November 23,
	2020	2019
Employee termination costs	$5,455	$-
Real estate exit costs	1,082	-
Other costs	238	-
Total restructuring costs	$6,775	$-

For further information on our restructuring initiatives, please refer to Note 9 – Restructuring Activities in Part I, Item 1 above and “Fiscal 2021 Strategic Focus Areas” above.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.4 million and $1.5 million in the second quarter of fiscal 2021 and fiscal 2020, respectively. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021. Depreciation expense was $1.0 million and $1.4 million in the second quarter of fiscal 2021 and fiscal 2020, respectively. The decrease in depreciation expense was primarily due to fully-depreciated computer equipment in periods prior to the second quarter of fiscal 2021 and the write-off of leasehold improvement as part of the real estate exit initiatives executed under the Plans.

Other Income. Other income was $0.5 million in the second quarter of both fiscal 2021 and 2020. Other income in the second quarter of fiscal 2021 was primarily related to government COVID-19 relief funds received globally. Other income in the second quarter of fiscal 2020 was primarily related to the gain on the settlement of a pre-acquisition claim with the seller of Accretive, an acquisition completed in fiscal 2018.

Income Taxes. Our provision for income taxes was $2.3 million expense (effective tax rate of approximately 178.5%) for the second quarter of fiscal 2021 compared to $5.3 million (effective tax rate of approximately 30.2%) for the second quarter of fiscal 2020. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions. Tax provision of $2.3 million for the second quarter was primarily associated with pre-tax income from regions outside of Europe. The majority of the restructuring charges incurred during the second quarter were incurred in our European entities resulting in a pre-tax loss in Europe. With significant required valuation allowances on tax benefits related to these net operating losses, no tax benefits were recognized in connection with the pre-tax loss, resulting in an effective tax rate of 178.5%.

We recognized a net tax benefit of approximately $0.1 million and $0.3 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under our Employee Stock Purchase Plan (“ESPP”) during the second quarter of fiscal 2021 and fiscal 2020, respectively.

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

Adjusted EBITDA. Adjusted EBITDA decreased $10.3 million, or 45.3%, to $12.4 million in the second quarter of fiscal 2021, compared to $22.7 million in the second quarter of fiscal 2020. The decrease was primarily attributable to a $16.2 million decline in gross profit as a result of the decline in revenue as well as gross margin, partially offset by a $5.9 million reduction in SG&A in the second quarter of 2021 compared to the prior year quarter. SG&A used to derive Adjusted EBITDA does not include contingent consideration, stock-based compensation expense and restructuring charges.

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

Consolidated Operating Results – Six Months Ended November 28, 2020 Compared to Six Months Ended November 23, 2019

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue decreased $56.2 million, or 15.7%, to $300.6 million for the six months ended November 28, 2020 from $356.7 million for the six months ended November 23, 2019. Billable hours decreased 16.1% while average bill rate increased by 1.4% compared to the first half of fiscal 2020. Veracity contributed $11.7 million and $7.2 million of revenue in first half of fiscal 2021 and fiscal 2020, respectively. On a same day constant currency basis, revenue for the first half of fiscal 2021 decreased by $55.8 million, or 15.6%, compared to the same period of fiscal 2020. The decline in revenue for the first half of the fiscal 2021 was due primarily to the adverse impact of the Pandemic.

Direct Cost of Services. Direct cost of services decreased $30.4 million, or 14.1%, to $184.5 million for the six months ended November 28, 2020 from $214.9 million for the six months ended November 23, 2019. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 16.1% in billable hours.

Direct cost of services as a percentage of revenue was 61.4% for the six months ended November 28, 2020 compared to 60.2% for the six months ended November 23, 2019. The increased percentage compared to the prior year was primarily due to a decrease in bill/pay spread, unfavorable self-insured medical expense, and increased holiday pay primarily due to more holidays in the first half of fiscal 2021 due to the timing of Thanksgiving in the U.S. (included in the second quarter of fiscal 2021 but not in the second quarter of fiscal 2020), partially offset by lower passthrough revenue from client reimbursement. Consolidated average bill rate increased 1.4% while average pay rate increased 2.4% in the first half of fiscal 2021 compared to the first half of fiscal 2020, resulting in a 50-basis-point decline in bill/pay spread year-over-year. Our target direct cost of services percentage is 60%.

Selling, General and Administrative Expenses. SG&A expenses were $105.7 million, or 35.2% as a percentage of revenue, for the six months ended November 28, 2020 compared to $110.7 million, or 31.1% as a percentage of revenue, for the six months ended November 23, 2019. Excluding the $7.8 million of restructuring costs incurred in the first half of fiscal 2021, as further discussed below, year-over-year SG&A costs decreased $12.8 million, which was primarily attributable to: (1) a $4.8 million decrease in management compensation and bonuses primarily resulting from the reduction in force as part of the global restructuring plan and a lower revenue base for incentive compensation; (2) $4.1 million of savings in travel-related business expenses attributable to cost containment measures and reduced business travel during the Pandemic; (3) a $1.5 million net reduction in legal expenses primarily due to the recovery of $1.0 million of legal costs during the first quarter of fiscal 2021 related to a receivable collection case; (4) a $1.1 million decrease in personnel severance costs, which were $1.3 million in the first six months of fiscal 2020, related primarily to exiting the Nordic markets and the departure of several former executives, as compared to $0.2 million in the first six months of fiscal 2021; (5) costs of $0.8 million incurred in the first six months of fiscal 2020 associated with the acquisition of Veracity; and (6) $1.4 million of savings in lease expense primarily as a result of the real estate exit initiatives taken. These decreases were partially offset by a change in contingent consideration related expense/benefit over the two periods, which was an expense of $0.3 million in the first six months of fiscal 2021 as compared to a benefit of $0.3 million in the first six months of fiscal 2020.

Restructuring charges. We initiated our North America and APAC Plan in March 2020 and the European Plan in September 2020. All employee termination and the facility exit costs incurred under the restructuring plans were associated with the RGP segment, as further discussed in Note 12 – Segment Information. Restructuring costs for the six months ended November 28, 2020 and November 23, 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 28,	November 23,	November 28,	November 23,
	2020	2019	2020	2019
Employee termination costs	$5,455	$-	$6,393	$-
Real estate exit costs	1,082	-	1,104	-
Other costs	238	-	294	-
Total restructuring costs	$6,775	$-	$7,791	$-

For further information on our restructuring initiatives, please refer to Note 9 – Restructuring Activities in Part I, Item 1 above and “Fiscal 2021 Strategic Focus Areas” above.

Liability balance at May 25, 2019	$-
Increase in liability (restructuring costs)	3,927
Reduction in liability (payments and others)	(2,053)
Liability balance at May 30, 2020	1,874
Increase in liability (restructuring costs)	6,393
Reduction in liability (payments and others)	(2,965)
Liability balance at November 28, 2020	$5,302

Amortization and Depreciation Expense. Amortization of intangible assets was $2.9 million and $2.6 million in the first six months of fiscal 2021 and fiscal 2020, respectively. The increase in amortization expense is primarily due to the amortization of identifiable intangible assets acquired through Veracity partially offset by certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021. Depreciation expense was $2.0 million and $2.8 million in the first six months of fiscal 2021 and fiscal 2020, respectively. The decrease in depreciation expense was primarily due to fully-depreciated computer equipment in periods prior to the second quarter of fiscal 2021 and the write-off of leasehold improvement as part of the real estate exit initiatives executed under the Plans.

Other Income. Other income was $1.0 million in the first six months of fiscal 2021 compared to $0.5 million in the first six months of fiscal 2020. Other income in the current fiscal year was primarily related to government COVID-19 relief funds received globally. Other income in the first six months of fiscal 2020 was primarily related to the gain on the settlement of a pre-acquisition claim with the seller of Accretive, an acquisition completed in fiscal 2018.

Income Taxes. Our provision for income taxes was $4.2 million expense (effective tax rate of approximately 76.5%) for the six months ended November 28, 2020 compared to $8.0 million (effective tax rate of approximately 31.6%) for the six months ended November 23, 2019. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in its international operations that span numerous tax jurisdictions. Tax provision of $4.2 million for the first half of fiscal 2021 was primarily associated with pre-tax income from regions outside of Europe. The majority of the restructuring charges incurred during the second quarter were incurred in the Company’s European entities resulting in a pre-tax loss in Europe. With significant required valuation allowances on tax benefits related to these net operating losses, no tax benefits were recognized in connection with the pre-tax loss, resulting in an effective tax rate of 76.5%.

We recognized a net tax benefit of approximately $0.3 million and $0.7 million related to stock-based compensation for nonqualified stock options expensed and for disqualifying dispositions under our ESPP during the first half of fiscal 2021 and fiscal 2020, respectively.

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

Adjusted EBITDA. Adjusted EBITDA decreased $12.0 million, or 34.6%, to $22.6 million in the first half of fiscal 2021, compared to $34.6 million in the first half of fiscal 2020. The decrease was primarily attributable to a $25.8 million decline in gross profit as a result of the decline in revenue as well as gross margin, partially offset by a $13.4 million reduction in SG&A in the first half of 2021 compared to the prior year period. SG&A used to derive Adjusted EBITDA does not include contingent consideration, stock-based compensation expense and restructuring charges.

Operating Results by Segment

All prior year periods referenced below were recast to reflect the impact of the segment changes as discussed in “Information about Segments” above.

Revenue by segment

RGP — Revenue decreased $32.0 million, or 18.4%, to $142.0 million in the second quarter of fiscal 2021 from $174.0 million in the second quarter of fiscal 2020. RGP revenue improvement on a sequential basis is similar to that at the consolidated level. Through the first half of fiscal 2021, RGP revenue decreased $56.9 million, or 16.9%, to $279.1 million compared to $336.0 million in the first half of fiscal 2020. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend. Please refer to discussion of consolidated operating results.

Other Segments — Revenue for the second fiscal quarter of 2021 increased $0.7 million, or 6.7%, to $11.2 million from $10.5 million in the second quarter of fiscal 2020. Through the first half of fiscal 2021, revenue from Other Segments increased $0.7 million, or 3.5%, to $21.5 million from $20.7 million in the first half of fiscal 2020. The improvement in revenue is the result of combining RGP Germany to operate under taskforce generating additional revenue synergy.

Gross Profit by segment

RGP — Gross margin trends in RGP for the three and six months ended November 28, 2020 are similar with the trends of consolidated operating results. Please refer to discussion of consolidated revenue and direct cost of services.

Adjusted EBITDA by segment

RGP — Adjusted EBITDA decreased $10.2 million or 35.7% to $18.4 million in the second quarter of fiscal 2021, compared to $28.6 million in the second quarter of fiscal 2020. The decrease was primarily attributable to a $16.1 million decline in gross profit as a result of the decline in revenue as well as gross margin, partially offset by a $6.0 million reduction in SG&A in the second quarter of 2021 compared to the prior year quarter.

Adjusted EBITDA decreased $13.2 million or 27.5% to $34.9 million in the first half of fiscal 2021, compared to $48.1 million in the first half of fiscal 2020. The decrease was primarily attributable to the $25.4 million decline in gross profit as a result of the decline in revenue and as well as gross margin, partially offset by a reduction of $11.8 million in SG&A in the first half of fiscal 2021 compared to the prior year period.

SG&A reductions for the three and six months ended November 28, 2020 are primarily due to a decrease in management compensation costs as a result of the reduction in force under the Plans, a decrease in variable compensation due to lower revenue and favorable SG&A expenses reflecting the impact of the new virtual operating model, a reduction in real estate footprint and overall discipline in discretionary spend. SG&A used to derive Adjusted EBITDA does not include contingent consideration, stock-based compensation expense and restructuring charges.

Other Segments — Adjusted EBITDA improved in both the three and six months ended November 28, 2020 compared to the same periods in fiscal 2020. The improvements in both periods are primarily due to more favorable SG&A related to the recovery of legal costs associated with a receivable collection case.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $120.0 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns, such as the one we are currently in caused by the Pandemic. As of November 28, 2020, we had $97.2 million of cash and cash equivalents including $31.3 million held in international operations.

Our Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. Our Facility consists of a $120 million revolving loan facility (“Revolving Commitment”), which includes a $5.0 million sublimit for the issuance of standby letters of credit. At November 28, 2020, we had borrowings of $68.0 million outstanding under the Facility, bearing an interest rate per annum ranging from 2.00% to 2.23%. Additional information regarding the Facility is included in Note 7 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly

Report on Form 10-Q.

We undertook a number of restructuring actions across our geographies beginning in the fourth quarter of fiscal 2020. We expect the execution of the restructuring actions to continue through the remainder of fiscal 2021, which requires substantial liquidity. Through the first half of fiscal 2021, we paid approximately $3.0 million related to employee termination costs, including $1.9 million under the North America and APAC Plan and $1.1 million under the European Plan. We currently estimate the cash requirement for completing the remaining restructuring actions to be in the range of $6.5 million to $9.5 million. The exact amount and timing of the expenses and resulting payments are subject to a number of variables which may not be within our control, such as the condition of the real estate/leasing market.

As described in Note 3 – Acquisition in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 – Acquisitions and Dispositions in the Notes to consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended May 30, 2020, the purchase agreements for Veracity and Expertence require cash earn-out payments to be made when certain performance conditions are met. We estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated EBITDA and estimated revenue. The estimated fair value of the contingent consideration as of November 28, 2020 was $3.0 million.

Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and in systems and technology. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital, capital expenditure needs and funding for our restructuring initiatives and potential future contingent consideration payments associated with our acquisitions for at least the next 12 months. If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities, increase use of our Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness.

Operating Activities

Operating activities for the six months ended November 28, 2020 provided cash of $29.6 million compared to $17.2 million in cash provided by operating activities for the six months ended November 23, 2019. In the first six months of fiscal 2021, cash provided by operations resulted from net income of $1.3 million and non-cash adjustments of $8.5 million. Additionally, net favorable changes in operating assets and liabilities totaled $19.8 million, primarily consisting of a $13.5 million decrease in trade accounts receivable and a $3.8 million increase in accounts payable and accrued expenses. In the first six months of fiscal 2020, cash provided by operations resulted from net income of $17.3 million and non-cash adjustments of $8.6 million. These amounts were partially offset by a net increase in operating assets and liabilities of $8.7 million primarily due to a decrease in accrued salaries and related obligations. The overall improvement in cash flow from operating activities for the first half of fiscal 2021 compared to the first half of fiscal 2020 was primarily attributable to (i) a $8.2 million payroll tax payment deferral under the Coronavirus Aid, Relief, and Economic Security Act that went effective in our fourth quarter of fiscal 2020, and (ii) overall favorable changes in working capital.

Investing Activities

Net cash used in investing activities was $1.6 million for the first six months of fiscal 2021 compared to $25.5 million in the comparable prior year period. We used $1.6 million of cash in the first six months of fiscal 2021 to develop internal-use software and acquire property and equipment, net of $0.2 million proceeds from the sale of assets. In the first half of fiscal 2020, we used net cash of $30.3 million to acquire Veracity, redeemed short-term investments of $6.0 million, and purchased $1.2 million of property and equipment, net of $0.1 million in proceeds from the sale of assets.

Financing Activities

Net cash used in financing activities totaled $29.1 million for the six months ended November 28, 2020 compared to cash provided by financing activities of $8.5 million for the six months ended November 23, 2019. Net cash used in financing activities during the six months ended November 28, 2020 consisted of repayments on the Facility of $20.0 million, cash dividend payments of $9.1 million, and the Veracity year one contingent consideration payment, of which $3.0 million was categorized as financing (and the remaining $2.3 million of the total $5.3 million Veracity year one contingent consideration payment was categorized as operating). These were partially offset by $3.0 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash provided by financing activities of $8.5 million for the six months ended November 23, 2019 included $6.1 million of proceeds from employee stock option exercises and purchases of shares under the ESPP, and $35.0 million of borrowings to finance the acquisition of Veracity, partially offset by principal repayments of $24.0 million under the Facility and $8.6 million of cash dividend payments.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 – Summary of Significant Accounting Policies in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

Other than a $20.0 million repayment of the Facility during the six months ended November 28, 2020, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended May 30, 2020.

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

As of November 28, 2020, we had approximately $97.2 million of cash and cash equivalents and $68.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Additional information regarding the interest on our borrowings under the Facility is included in Note 7 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are exposed to interest rate risk related to fluctuations in the LIBOR rate; at the current level of borrowing as of November 28, 2020 of $68.0 million, a 10% change in interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the six months ended November 28, 2020, approximately 20.4% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 67.7% of our balances of cash and cash equivalents as of November 28, 2020 were denominated in U.S. dollars. The remaining amount of approximately 32.3% was comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, Mexican Pesos, Canadian Dollar, British Pound Sterling and the Hong Kong Dollar. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 28, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 28, 2020. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 28, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1

Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by Resources Connection, Inc. on October 29, 2020).

10.2*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Resources Connection, Inc. 2020 Performance Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 7, 2021	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2021	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)