Form 10-Q
period 2021-02-27
RESOURCES CONNECTION INC
filed 2021-04-08
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2021

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

As of March 31, 2021, there were approximately 32,823,022 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share)

	February 27,	May 30,
	2021	2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$84,008	$95,624
Trade accounts receivable, net of allowance for doubtful accounts of $2,406
and $3,067 as of February 27, 2021 and May 30, 2020, respectively	108,429	124,986
Prepaid expenses and other current assets	8,141	6,222
Income taxes receivable	11,467	4,167
Total current assets	212,045	230,999
Goodwill	216,497	214,067
Intangible assets, net	20,568	20,077
Property and equipment, net	21,252	23,644
Operating right-of-use assets	27,702	34,287
Deferred income taxes	1,726	1,597
Other assets	1,812	4,510
Total assets	$501,602	$529,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,450	$15,799
Accrued salaries and related obligations	57,878	52,407
Operating lease liabilities, current	10,636	11,223
Other liabilities	17,427	15,472
Total current liabilities	103,391	94,901
Long-term debt	53,000	88,000
Operating lease liabilities, noncurrent	23,996	30,672
Deferred income taxes	5,915	6,215
Other long-term liabilities	7,709	5,732
Total liabilities	194,011	225,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 64,540 and
63,910 shares issued, and 32,799 and 32,144 shares outstanding as of
February 27, 2021 and May 30, 2020, respectively	646	639
Additional paid-in capital	487,339	477,438
Accumulated other comprehensive loss	(8,216)	(13,862)
Retained earnings	348,676	360,534
Treasury stock at cost, 31,741 and 31,766 shares as of February 27, 2021 and
May 30, 2020, respectively	(520,854)	(521,088)
Total stockholders’ equity	307,591	303,661
Total liabilities and stockholders’ equity	$501,602	$529,181

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020
Revenue	$156,631	$168,052	$457,199	$524,784
Direct cost of services, primarily payroll and related taxes
for professional services employees	99,584	106,632	284,078	321,484
Gross profit	57,047	61,420	173,121	203,300
Selling, general and administrative expenses	52,838	55,299	158,544	166,032
Amortization of intangible assets	1,202	1,549	4,125	4,153
Depreciation expense	963	1,120	2,954	3,913
Income from operations	2,044	3,452	7,498	29,202
Interest expense, net	361	493	1,316	1,526
Other income	(64)	-	(1,069)	(537)
Income before income tax expense (benefit)	1,747	2,959	7,251	28,213
Income tax expense (benefit)	1,057	(3,983)	5,270	3,995
Net income	$690	$6,942	$1,981	$24,218
Net income per common share:
Basic	$0.02	$0.22	$0.06	$0.76
Diluted	$0.02	$0.21	$0.06	$0.75
Weighted average common shares outstanding:
Basic	32,520	32,159	32,353	31,954
Diluted	32,659	32,498	32,422	32,350
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020

COMPREHENSIVE INCOME:
Net income	$690	$6,942	$1,981	$24,218
Foreign currency translation adjustment, net of tax	390	(522)	5,646	(1,160)
Total comprehensive income	$1,080	$6,420	$7,627	$23,058

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended February 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of November 28, 2020	64,199	$642	$483,087	31,766	$(520,892)	$(8,606)	$352,716	$306,947
Exercise of stock options	5	-	54					54
Stock-based compensation expense			1,490					1,490
Issuance of common stock under Employee
Stock Purchase Plan	261	3	2,600					2,603
Issuance of restricted stock	75	1	(1)	(25)				-
Amortization of restricted stock issued out of
treasury stock to board of director members			(12)		38		(18)	8
Cash dividends declared ($0.14 per share)							(4,591)	(4,591)
Dividend equivalents on restricted stock			121				(121)	-
Currency translation adjustment						390		390
Net income for the three months ended February 27, 2021							690	690
Balances as of February 27, 2021	64,540	$646	$487,339	31,741	$(520,854)	$(8,216)	$348,676	$307,591

	For the Three Months Ended February 22, 2020
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of November 23, 2019	63,604	$636	$470,427	31,466	$(516,103)	$(13,226)	$358,531	$300,265
Exercise of stock options	119	1	1,658					1,659
Stock-based compensation expense			1,428					1,428
Issuance of common stock under Employee
Stock Purchase Plan	184	2	2,529					2,531
Cancellation of restricted stock	(7)	-	-					-
Issuance of restricted stock	10	-	-					-
Amortization of restricted stock issued out of
treasury stock to board of director members			(10)	(18)	15		(5)	-
Repurchase of shares				318	(5,000)			(5,000)
Cash dividends declared ($0.14 per share)							(4,501)	(4,501)
Currency translation adjustment						(522)		(522)
Net income for the three months ended February 22, 2020							6,942	6,942
Balances as of February 22, 2020	63,910	$639	$476,032	31,766	$(521,088)	$(13,748)	$360,967	$302,802

	For the Nine Months Ended February 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	49	1	557					558
Stock-based compensation expense			4,314					4,314
Issuance of common stock under Employee
Stock Purchase Plan	506	5	5,058					5,063
Issuance of restricted stock	75	1	(1)	(25)		-	-	-
Amortization of restricted stock issued out of
treasury stock to board of director members			(148)	-	234		(78)	8
Cash dividends declared ($0.42 per share)							(13,640)	(13,640)
Dividend equivalents on restricted stock			121				(121)	-
Currency translation adjustment						5,646		5,646
Net income for the nine months ended February 27, 2021							1,981	1,981
Balances as of February 27, 2021	64,540	$646	$487,339	31,741	$(520,854)	$(8,216)	$348,676	$307,591

	For the Nine Months Ended February 22, 2020
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	376	3	5,123					5,126
Stock-based compensation expense			4,427					4,427
Issuance of common stock under Employee
Stock Purchase Plan	399	4	5,126					5,130
Cancellation of restricted stock	(12)	-	-					-
Issuance of restricted stock	10	-	-					-
Amortization of restricted stock issued out of
treasury stock to board of director members			(10)	(18)	15		(5)	-
Repurchase of shares				318	(5,000)			(5,000)
Cash dividends declared ($0.42 per share)							(13,476)	(13,476)
Issuance of common stock in connection with the
acquisition of Accretive	83	1	1,140					1,141
Currency translation adjustment						(1,160)		(1,160)
Net income for the nine months ended February 22, 2020							24,218	24,218
Balances as of February 22, 2020	63,910	$639	$476,032	31,766	$(521,088)	$(13,748)	$360,967	$302,802

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	February 27,	February 22,
	2021	2020
Cash flows from operating activities:
Net income	$1,981	$24,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,079	8,066
Stock-based compensation expense	4,939	4,649
Contingent consideration adjustment	3,052	(1,120)
Loss on disposal of assets	559	67
Impairment of operating right-of-use assets	821	-
Adjustment to allowance for doubtful accounts	(136)	1,226
Non-cash benefit	-	(46)
Deferred income taxes	(318)	604
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	19,141	4,684
Prepaid expenses and other current assets	(1,850)	(812)
Income taxes	(7,208)	(5,298)
Other assets	193	(997)
Accounts payable and accrued expenses	19	(3,276)
Accrued salaries and related obligations	(1,146)	(12,192)
Other liabilities	8,245	1,790
Net cash provided by operating activities	35,371	21,563
Cash flows from investing activities:
Redemption of short-term investments	-	5,981
Proceeds from sale of assets	3	105
Acquisition of Expertence, net of cash acquired	-	(254)
Acquisition of Veracity, net of cash acquired	-	(30,258)
Acquisition of property and equipment and internal-use software	(2,849)	(2,043)
Net cash used in investing activities	(2,846)	(26,469)
Cash flows from financing activities:
Proceeds from exercise of stock options	576	5,126
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,063	5,130
Purchase of common stock	-	(5,000)
Payment of contingent consideration	(3,020)	-
Proceeds from Revolving Credit Facility	-	35,000
Repayments on Revolving Credit Facility	(35,000)	(29,000)
Cash dividends paid	(13,625)	(13,080)
Net cash used in financing activities	(46,006)	(1,824)
Effect of exchange rate changes on cash	1,865	(371)
Net decrease in cash	(11,616)	(7,101)
Cash and cash equivalents at beginning of period	95,624	43,045
Cash and cash equivalents at end of period	$84,008	$35,944

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and its Business

Resources Connection, Inc. (“Resources Connection” or the “Company”), a Delaware corporation, was incorporated on November 16, 1998. Resources Connection’s operating entities provide services primarily under the name Resources Global Professionals. Resources Connection is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner to its global client base, the Company supports its clients’ needs through both professional staffing and project execution in the areas of transactions, regulations and transformations. The Company’s principal markets of operation are the United States (“U.S.”), Asia, Europe, Australia, Canada and Mexico.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The third quarters of fiscal 2021 and 2020 each consisted of 13 weeks. The Company’s fiscal 2021 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited financial statements of the Company as of and for the three and nine months ended February 27, 2021 and February 22, 2020 have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) management of the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2020 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

•Allowance for doubtful accounts

•Income taxes

•Revenue recognition

•Stock-based compensation

•Valuation of long-lived assets

•Valuation of goodwill

•Business combinations

Effective in the second quarter of fiscal 2021, the Company revised its segment reporting to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources. These changes impacted the Company’s reportable segments but did not impact the Company’s consolidated financial statements. See Note 13 – Segment Information for additional information about the segment change.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020

Net income	$690	$6,942	$1,981	$24,218
Basic:
Weighted average shares	32,520	32,159	32,353	31,954
Diluted:
Weighted average shares	32,520	32,159	32,353	31,954
Potentially dilutive shares	139	339	69	396
Total dilutive shares	32,659	32,498	32,422	32,350

Basic	$0.02	$0.22	$0.06	$0.76
Dilutive	$0.02	$0.21	$0.06	$0.75
Anti-dilutive shares not included above	4,657	4,274	5,200	3,749

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities were $5.7 million and $7.9 million as of February 27, 2021 and May 30, 2020, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is reassessed on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the

Company’s Consolidated Statements of Operations. See Note 4 – Acquisition.

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

3. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (e.g., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $35.0 million and $30.6 million as of February 27, 2021 and May 30, 2020, respectively.

Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in Other Liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.9 million and $2.9 million as of February 27, 2021 and May 30, 2020, respectively. Revenues recognized during the three and nine months ended February 27, 2021 that were included in deferred revenues as of May 30, 2020 were $0.2 million and $1.4 million, respectively.

4. Acquisition

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

The fair value of the Veracity contingent consideration increased $2.7 million and $3.1 million during the three and nine months ended February 27, 2021, respectively, due to the remeasurement to fair value each period. In November 2020, the Company paid $5.3 million in contingent consideration to the former owners of Veracity relating to the first earn-out period. As of February 27, 2021, the contingent consideration liability related to Veracity for the second and final earn-out period was $5.3 million, which is included in Other current liabilities in the Consolidated Balance Sheet.

5. Intangible Assets and Goodwill

The following table sets forth the Company’s intangible assets, including acquired intangible assets and internal-use software (amounts in thousands):

	As of February 27, 2021			As of May 30, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,932	$(9,181)	$14,751	$23,779	$(6,707)	$17,072
Tradenames (3-10 years)	5,123	(3,525)	1,598	4,960	(2,735)	2,225
Backlog (17 months)	1,210	(1,210)	-	1,210	(694)	516
Consultant list (3 years)	845	(845)	-	776	(718)	58
Non-compete agreements (3 years)	966	(966)	-	888	(821)	67
Computer software (2-3.5 years)	4,683	(464)	4,219	185	(46)	139
Total	$36,759	$(16,191)	$20,568	$31,798	$(11,721)	$20,077

The Company recorded amortization expense of $1.2 million and $1.5 million for the three months ended February 27, 2021 and February 22, 2020, respectively, and $4.1 million and $4.2 million for the nine months ended February 27, 2021 and February 22, 2020, respectively. The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

2021 (remaining 3 months)	$1,184
2022	4,690
2023	4,480
2024	4,285
2025	3,123
2026	2,329
Thereafter	477
Total	$20,568

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

As further described in Note 13 – Segment Information, the Company changed its segment reporting effective in the second quarter of fiscal 2021, and reallocated goodwill to the new reporting units on the relative fair value basis. Concurrent with the segment change, the Company completed a goodwill impairment assessment, and concluded that no goodwill impairment existed immediately before and after the change in segment reporting.

The following table summarizes the activity in the Company’s goodwill balance. The balance as of May 30, 2020 was recast to reflect the impact of the preceding segment change. Amounts are in thousands.

	RGP	Other Segments	Total Company
Balance as of May 30, 2020	$208,958	$5,109	$214,067
Impact of foreign currency exchange rate changes	-	2,430	2,430
Balance as of February 27, 2021	$208,958	$7,539	$216,497

6. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases. The following table summarizes components of the total lease cost, which were included within selling, general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 22, 2020	February 27, 2021	February 22, 2020
Operating lease cost	$2,583	$3,159	$8,201	$9,275
Short-term lease cost	43	124	135	322
Variable lease cost	756	562	2,004	1,762
Sublease income	(227)	(230)	(671)	(536)
Total lease cost	$3,155	$3,615	$9,669	$10,823

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 22, 2020	February 27, 2021	February 22, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3,209	$3,224	$10,166	$9,783
Right-of-use assets obtained in exchange for new operating lease obligations	$363	$717	$1,918	$5,101

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	As of	As of
	February 27, 2021	May 30, 2020
Weighted average remaining lease term	3.9 years	4.3 years
Weighted average discount rate	3.94%	4.09%

The maturities of operating lease liabilities were as follows as of February 27, 2021 (in thousands):

Years Ending:	Operating Lease Maturity
May 29, 2021	$3,032
May 28, 2022	11,343
May 27, 2023	8,986
May 25, 2024	7,177
May 31, 2025	3,459
Thereafter	3,377
Total minimum payments	$37,374
Less: discount	(2,742)
Present value of operating lease liabilities	$34,632

The Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet building to independent third parties under operating lease agreements expiring through fiscal 2025. Rental income recognized totaled $55,000 and $53,000 for the three months ended February 27, 2021 and February 22, 2020, respectively, and $164,000 and $159,000 for the nine months ended February 27, 2021 and February 22, 2020, respectively. Under the terms of these operating lease agreements, rental income is expected to be $47,000, $199,000, $226,000, $232,000 and $78,000 in the remaining three months of fiscal 2021 and fiscal years 2022 through 2025, respectively. Rental income is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

7. Income Taxes

For the three months ended February 27, 2021 and February 22, 2020, respectively, the Company’s income tax expense (benefit) was $1.1 million, an effective tax rate of 60.5%, and $(4.0) million, an effective tax rate of (134.6%). For the nine months ended February 27, 2021 and February 22, 2020, respectively, the Company’ income tax expense was $5.3 million, an effective tax rate of 72.7%, and $4.0 million, an effective tax rate of 14%.

The Company operates in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions, and fluctuations in the consolidated effective tax rate reflect the changes in the mix of earnings (losses) in these jurisdictions.

Income tax expense of $1.1 million and $5.3 million for the three and nine months ended February 27, 2021, respectively, were predominantly associated with pre-tax income from North America and Asia Pacific. For the three and nine months ended February 27, 2021, a significant portion of the restructuring costs were incurred in the Company’s European entities. No tax benefits were recognized due to the required valuation allowances. Additionally, a new valuation allowance on certain deferred tax assets of $0.2 million was established in the third quarter of fiscal 2021, further contributing to the effective tax rate for the three and nine months ended February 27, 2021.

The income tax (benefit) expense for the three and nine months ended February 22, 2020 benefited from a discrete tax benefit of $6.6 million resulting from the deduction of the investment basis in four European entities upon their dissolutions. The Company took a worthless stock deduction of $25.8 million related to the excess of the tax basis over the book basis in those four entities, as it determined to no longer invest in these markets.

The Company recognized a net tax benefit of approximately $0.4 million and a net tax expense of $0.7 million from compensation expense related to stock options, restricted stock awards, restricted stock units and disqualifying dispositions under our Employee Stock Purchase Plan (“ESPP”) during the third quarter of fiscal 2021 and fiscal 2020, respectively. The Company recognized a net tax benefit of $0.7 million and breakeven from compensation expense related to stock options, restricted stock awards, restricted stock units and disqualifying dispositions under our ESPP during the first nine months of fiscal 2021 and fiscal 2020, respectively.

The Company’s total liability for unrecognized tax benefits was $0.9 million and $0.8 million as of February 27, 2021 and May 30, 2020, respectively, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets based on the closing of the statute of limitations.

8. Long-Term Debt

Pursuant to the terms of the Credit Agreement dated October 17, 2016 between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Credit Agreement”), the Company has a $120.0 million secured revolving credit facility (“Facility”) with Bank of America, which, until September 3, 2020, consisted of (i) a $90.0 million revolving loan facility (“Revolving Commitment”), which includes a $5.0 million sublimit for the issuance of standby letters of credit, and (ii) a $30.0 million reducing revolving loan facility (“Reducing Revolving Commitment”), any amounts of which could not be reborrowed after being repaid. On September 3, 2020, the Company and Resources Connection LLC, as borrowers, entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with Bank of America, N.A. as lender, which amended the terms of the Facility pursuant to the Credit Agreement. The Fifth Amendment, among other things, (1) eliminates the $30.0 million Reducing Revolving Commitment, (2) increases the Revolving Commitment by $30.0 million to $120.0 million, (3) increases the applicable margin by 0.25%, and (4) increases the London Interbank Offered Rate (“LIBOR”) interest rate floor from 0% to 0.25%. The Facility expires on October 17, 2022.

The Company had $1.3 million of outstanding letters of credit issued and $65.7 million remaining capacity under the Facility as of February 27, 2021. Borrowings under the Facility bear interest at LIBOR or Base Rate, as defined in the Credit Agreement, plus an applicable margin, which resulted in interest rates ranging from 2.00% to 2.02% as of February 27, 2021. The Company was compliant with all financial covenants under the Facility as of February 27, 2021.

9. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and nine months ended February 27, 2021, the Company made no repurchase of its common stock. As of February 27, 2021, approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On January 21, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share. The dividend of approximately $4.6 million was paid on March 18, 2021 to the holders of record on February 18, 2021, and is accrued in the Company’s Consolidated Balance Sheet as of February 27, 2021.

Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Agreement and other agreements, and other factors deemed relevant by the board of directors.

10. Restructuring Activities

The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan”) in September 2020. Both the North America and APAC Plan and the European Plan consist of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact. In connection with the execution of the European Plan, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources during the second quarter of fiscal 2021. The Company revised its operating segments accordingly effective in the second quarter of fiscal 2021, resulting in a change to the Company’s reportable segments into RGP and Other Segments. All of the employee termination and facility exit costs associated with the Company’s restructuring initiatives are within its RGP segment, and are recorded in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations. See further discussion about the Company’s segment position in Note 13 – Segment Information.

Restructuring costs for the three and nine months ended February 27, 2021 and February 22, 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020
Employee termination costs (adjustments)	$(161)	$-	$6,231	$-
Real estate exit costs	524	-	1,628	-
Other costs	289	-	586	-
Total restructuring costs	$652	$-	$8,445	$-

The $0.5 million real estate exit costs during the three months ended February 27, 2021 consisted of $0.3 million of property and equipment write-off, including $0.1 million under the European Plan and $0.2 million under the North America and APAC Plan, and $0.2 million of impairment of right-of-use assets, including $0.1 million under both the European Plan and the North America and APAC Plan. The $1.6 million real estate exit costs during the nine months ended February 27, 2021 consisted of $0.4 million lease early termination costs paid under the European Plan, $0.4 million of property and equipment write-off, including $0.2 million under the European Plan and $0.2 million under the North America and APAC Plan, and $0.8 million of impairment of right-of-use assets, including $0.1 million under the European Plan and $0.7 million under the North America and APAC Plan.

The following table summarizes the employee termination activity under both the North America and APAC Plan and the European Plan for the year ended May 30, 2020 and the nine months ended February 27, 2021 (in thousands):

Liability balance at May 25, 2019	$-
Increase in liability (restructuring costs)	3,927
Reduction in liability (payments and others)	(2,053)
Liability balance at May 30, 2020	1,874
Increase in liability (restructuring costs)	6,231
Reduction in liability (payments and others)	(5,582)
Liability balance at February 27, 2021	$2,523

Under the North America and APAC Plan, cumulative restructuring costs incurred as of February 27, 2021 totaled $7.0 million. This consisted of $5.0 million in employee termination costs and $2.0 million in costs related to exiting the facilities, including $1.3 million in non-cash impairment of operating right-of-use assets and $0.7 million in loss on disposal of fixed assets and other real estate exit costs. The Company has substantially completed the planned employee headcount reduction under the North America and APAC Plan, and expects the remaining liability of $0.6 million as of February 27, 2021 to be paid out prior to the end of calendar 2021.

Under the European Plan, cumulative restructuring costs incurred as of February 27, 2021 totaled $6.4 million. This consisted of $5.1 million in employee termination costs, $0.7 million in costs related to exiting the facilities, including $0.1 million in non-cash impairment of operating right-of-use assets and $0.6 million in loss on disposal of fixed assets and other real estate exit costs, and $0.6 million of other costs primarily related to legal and professional fees incurred to exit certain non-core markets in Europe. As of February 27, 2021, the Company has substantially completed the planned employee headcount reduction under the European Plan and has recognized substantially all of the expected employee termination costs in connection with the reduction in force in Europe. The Company had $1.9 million in employee termination liability as of February 27, 2021, which is expected to be paid out prior to the end of calendar 2021.

11. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Nine Months Ended
	February 27,	February 22,
	2021	2020
Income taxes paid	$12,771	$8,163
Interest paid	$1,299	$1,669
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$-	$59
Acquisition of Veracity:
Liability for contingent consideration	$-	$5,580
Acquisition of taskforce:
Liability for contingent consideration	$-	$1,840
Acquisition of Expertence:
Liability for contingent consideration	$-	$302
Acquisition of Accretive:
Issuance of common stock	$-	$1,141
Dividends declared, not paid	$4,591	$4,501

:

12. Stock-Based Compensation Plans

General

The Company’s stockholders approved the 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the 2014 Performance Incentive Plan (the “2014 Plan”). Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (2) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (collectively with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. Awards under the 2020 Plan may include, but are not limited to, stock options, restricted stock units, performance stock units and restricted stock grants, including restricted stock units under the Company’s Directors Deferred Compensation Plan. These stock awards typically vest in equal annual installments over four years, and stock option grants typically terminate ten years from the date of grant. As of February 27, 2021, there were 1,323,307 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $1.8 million and $1.5 million for the three months ended February 27, 2021 and February 22, 2020, respectively, and $4.9 million and $4.6 million for the nine months ended February 27, 2021 and February 22, 2020, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the Employee Stock Purchase Plan (“ESPP”), restricted stock awards, restricted stock units and stock units credited under the Directors Deferred Compensation Plan.

Stock Options

The following table summarizes the stock option activity for the nine months ended February 27, 2021 (amounts in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price
Outstanding at May 30, 2020	5,755	$16.07
Granted	-	-
Exercised	(49)	11.41
Forfeited	(231)	17.51
Expired	(304)	15.98
Outstanding at February 27, 2021	5,171	$16.05
Exercisable at February 27, 2021	3,812	$15.47
Vested and expected to vest at February 27, 2021	5,091	$16.03

As of February 27, 2021, there was $4.6 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 1.47 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP which superseded the Company’s previous Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock that are authorized for issuance under the ESPP is 1,825,000.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires July 16, 2029. The Company issued 507,000 and 399,000 shares of common stock pursuant to the ESPP during the nine months ended February 27, 2021 and February 22, 2020, respectively. There were 1,134,000 shares of common stock available for issuance under the ESPP as of February 27, 2021.

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the nine months ended February 27, 2021 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 30, 2020	90	$15.90
Granted	99	12.47
Vested	(62)	16.12
Forfeited	-	-
Unvested as of February 27, 2021	127	$13.12
Expected to vest as of February 27, 2021	112	$13.20

As of February 27, 2021, there was $1.6 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.85 years.

Restricted Stock Units

The following table summarizes the activities for the unvested restricted stock units for the nine months ended February 27, 2021 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 30, 2020	87	$10.99
Granted	566	11.61
Vested	(50)	12.20
Forfeited	-	-
Unvested as of February 27, 2021	603	$11.70
Expected to vest as of February 27, 2021	540	$11.72

As of February 27, 2021, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.25 years.

13. Segment Information

Effective in the second quarter of fiscal 2021, the Company revised its historical one segment position and identified the following new operating segments to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources:

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

RGP includes the operations of Veracity, which is being integrated with the rest of the RGP business operations. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. All prior year periods presented were recast to reflect the impact of the preceding segment changes. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s Chief Operating Decision Maker does not evaluate segments using asset information.

	Three Months Ended		Nine Months Ended
	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020
	(Amounts in thousands)
Revenues:
RGP	$146,487	$158,228	$425,598	$494,225
Other Segments	10,144	9,824	31,601	30,559
Total revenues	$156,631	$168,052	$457,199	$524,784

Gross profit:
RGP	$53,980	$57,757	$162,006	$191,223
Other Segments	3,067	3,663	11,115	12,077
Total gross profit	$57,047	$61,420	$173,121	$203,300

Adjusted EBITDA:
RGP	$15,886	$13,894	$50,671	$61,962
Other Segments	449	320	2,866	2,419
Reconciling items (1)	(6,866)	(7,460)	(21,455)	(23,047)
Total Adjusted EBITDA	$9,469	$6,754	$32,082	$41,334

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

The below is a reconciliation of the Company's net income to Adjusted EBITDA for all periods presented.

	Three Months Ended		Nine Months Ended
	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020
Consolidated	(Amounts in thousands)
Net income	$690	$6,942	$1,981	$24,218
Adjustments:
Amortization of intangible assets	1,202	1,549	4,125	4,153
Depreciation expense	963	1,120	2,954	3,913
Interest expense, net	361	493	1,316	1,526
Income tax expense (benefit)	1,057	(3,983)	5,270	3,995
EBITDA	4,273	6,121	15,646	37,805
Stock-based compensation expense	1,834	1,491	4,939	4,649
Restructuring costs	652	-	8,445	-
Contingent consideration adjustment	2,710	(858)	3,052	(1,120)
Total Adjusted EBITDA	$9,469	$6,754	$32,082	$41,334

14. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, none of such matters, if disposed of unfavorably, would have a material adverse effect on the Company’s financial position, cash flows or results of operations.

15. Subsequent Events

Repayment on Revolving Credit Facility

On March 24, 2021, the Company repaid $10.0 million on its Facility, reducing its outstanding borrowing under the Facility to $43.0 million.

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

These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 30, 2020 (File No. 0-32113) and our other public filings made with the Securities and Exchange Commission (“SEC”) should be reviewed carefully. These risks and uncertainties include, but are not limited to, the following: risks arising from epidemic diseases, such as the COVID-19 pandemic, the possible adverse effects from economic conditions or changes in the use of outsourced professional services consultants, the highly competitive nature of the market for professional services, our ability to secure new projects from clients, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities, possible disruption of our business from our past and future acquisitions, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, the possible impact on our business from the loss of the services of one or more key members of our senior management, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, the possibility that we are unable to or elect not to pay our quarterly dividend payment, the possibility that our recent rebranding efforts are not successful, risks arising from not being to adequately protect our intellectual property rights, including our brand name, and the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Connection,” “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Connection is a global consulting firm that enables rapid business outcomes by bringing together the right people to create transformative change. As a human capital partner to our global client base, we support our clients’ needs through both professional staffing and project execution in the areas of transactions, regulations, and transformations. Our approach to workforce strategy and our agile human capital model quickly align the right resources for the work at hand with speed and efficiency. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success. Our mission as an employer is to connect our employee consultants to meaningful opportunities that further their career ambitions within the context of a supportive talent community of dedicated professionals.

Headquartered in Irvine, California, we are proud to have served over 85% of the Fortune 100. With more than 5,000 professionals, we annually engage with over 2,400 clients around the world. We aim to be the premier provider of agile human capital solutions for companies facing transformation and workforce gaps while being the preferred employer to highly qualified and experienced consultants through our distinctive culture.

Fiscal 2021 Strategic Focus Areas

Our strategic focus areas in fiscal 2021 are:

•Furthering our digital expansion through the launch of our human cloud platform and expanded go-to-market penetration for the business we acquired from Veracity Consulting Group, LLC (“Veracity”)

•Growing our core business through our strategic client and industry vertical programs

•Right sizing and controlling our cost structure globally, and optimizing our operations to achieve higher operating leverage

Our primary area of focus for fiscal 2021 is digital expansion and we have made solid strides in this area. We are on track to bring our human cloud platform to market by the end of this fiscal year, which would introduce a new way for clients and talent alike to engage with us. Our efforts also include expanding the go-to-market penetration for Veracity and launching a new Digital Technology Practice in the Asia Pacific region, which is expected to enhance our abilities to provide digital transformation and technology consulting services from strategy and roadmap to technical implementation. Our focus on introducing Veracity more broadly to our client base and integrating Veracity with the rest of the RGP business operations has generated positive returns through the first nine months of the fiscal year, with Veracity revenue growing 20.1% year-over-year in the third quarter of fiscal 2021 and the Technology and Digital solution offerings leading the overall RGP revenue acceleration during fiscal 2021. We believe COVID-19 and the increase in virtual or remote delivery arrangements resulting from the COVID-19 pandemic has and will continue to accelerate digital transformation agendas in our existing client base and will continue to create opportunities for us to engage with new clients.

The second focus area for this fiscal year is building our core business, including through the growth of our strategic client and key industry vertical programs, particularly in healthcare. The continued evolution of our delivery model to be more flexible, virtual and borderless has allowed us to expand opportunities within existing core clients and markets as well as to uncover opportunities to effectively serve new clients in new markets. We are working to further penetrate our existing core accounts at a time when many are looking to reduce fixed costs by moving toward more flexible workforce strategies and building relationships with higher value partners for project execution needs. We are also actively extending our offerings to new buyers within these organizations – like Chief Digital, Chief People and Chief Marketing Officers. We see strong growth momentum in our biggest clients and robust opportunity in the healthcare industry from pharmaceutical to medical device to payor and provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. We believe these client needs align well with the capabilities of our dedicated industry group. Revenue from the healthcare industry vertical grew 6.2% year over year in the third quarter of fiscal 2021, notwithstanding the COVID-19 pandemic.

Finally, we have substantially completed our restructuring plan in North America and Asia Pacific (the “North America and APAC Plan”), which we initiated in the fourth quarter of fiscal 2020, and in Europe (the “European Plan”, collectively, the “Plans”), which we initiated in the second quarter of fiscal 2021, with the goal to strengthen the business and right size our cost structure globally. The Plans consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and core high growth clients; and (ii) a strategic rationalization of our physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact.

Through the first nine months of fiscal 2021, we have substantially completed our North America and APAC Plan with respect to headcount reduction. As of February 27, 2021, we have also substantially completed the planned employee headcount reduction under the European Plan, and have recognized substantially all of the expected employee termination costs in connection with the reduction in force in Europe. Additionally, we made solid progress in executing our real estate exit strategy under the Plans. We successfully executed 75% and 63% of the planned lease terminations as of March 2021 in Europe and North America, generating substantial savings in occupancy costs. We expect to continue to push for a more virtual footprint beyond the Plans, although the exact amount and timing of the expenses and resulting payments associated with our real estate exit plans are subject to a number of variables which may not be within our control, such as the condition of the real estate/leasing market. We believe the successful execution of the Plans has allowed us to operate with agility, resilience and efficiency heading into fiscal 2022.

See Note 10 – Restructuring Activities in Part I, Item 1 above and “Results of Operations” below for additional disclosures regarding the impact of the North America and APAC Plan and the European Plan on our results of operations and cash flows during the three and nine months ended February 27, 2021.

COVID-19 Impact and Outlook

Since the start of calendar 2020, the COVID-19 pandemic (the “Pandemic”) has caused profound disruption in the U.S. and global economy. As a result of the disruptions caused by the Pandemic, we have experienced reduced demand for or delayed client decisions to procure our services and, in certain cases, cancellation of existing projects. We have taken precautions and steps to prevent or reduce infection among our employees, including the implementation of safety precautions and policies, limiting business travel and mandating or encouraging working from home in many of the countries in which we operate. During the first nine months of fiscal 2021, our revenue declined 12.9% compared to the first nine months of fiscal 2020, although the year-over-year gap continued to narrow as revenue steadily recovered sequentially in each quarter in fiscal 2021. The full likely effects of the Pandemic remain uncertain and, among other things, we may continue to experience reduced demand for or delays in client decisions to procure our services or cancellation of existing projects.

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

Additionally, we are encouraged by the revenue acceleration and improvements in sales and pipeline metrics in the third quarter of fiscal 2021, including win percentage, close won amount and deal size. Weekly revenue continued to strengthen in the third quarter of fiscal 2021, with average weekly revenue for non-holiday weeks increasing 7.6% sequentially. With sustained strength in our pipeline, we believe we are well-positioned to capitalize on the positive dynamic of clients resuming engagements and committing to larger spend on initiatives, including initiatives that have been driven by changes to the workforce paradigm as a result of the Pandemic. Until we have further visibility into the full impact of the Pandemic on the global economy, we will remain focused on the health of our balance sheet and liquidity, cost containment and strategic allocation of resources to drive key growth initiatives in core markets and the expansion of our digital capabilities.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to make estimates and judgments.

As further discussed in Note 13 – Segment Information in Part I, Item 1 above and in the “Information about Segments” section below, effective in the second quarter of fiscal 2021, we changed our segment reporting and reallocated goodwill to the new reporting units on the relative fair value basis. Concurrent with the segment change, we completed a goodwill impairment assessment, and concluded that no goodwill impairment existed immediately before and after the change in segment reporting.

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

	Three Months Ended				Nine Months Ended
	February 27,		February 22,		February 27,		February 22,
	2021		2020		2021		2020
	(Amounts in thousands, except percentages)
Revenue	$156,631	100.0%	$168,052	100.0%	$457,199	100.0%	$524,784	100.0%
Direct cost of services	99,584	63.6	106,632	63.5	284,078	62.1	321,484	61.3
Gross profit	57,047	36.4	61,420	36.5	173,121	37.9	203,300	38.7
Selling, general and administrative expenses	52,838	33.7	55,299	32.9	158,544	34.7	166,032	31.6
Amortization of intangible assets	1,202	0.8	1,549	0.9	4,125	0.9	4,153	0.8
Depreciation expense	963	0.6	1,120	0.6	2,954	0.7	3,913	0.7
Income from operations	2,044	1.3	3,452	2.1	7,498	1.6	29,202	5.6
Interest expense, net	361	0.2	493	0.3	1,316	0.3	1,526	0.3
Other income	(64)	-	-	-	(1,069)	(0.3)	(537)	(0.1)
Income before income tax expense (benefit)	1,747	1.1	2,959	1.8	7,251	1.6	28,213	5.4
Income tax expense (benefit)	1,057	0.7	(3,983)	(2.3)	5,270	1.2	3,995	0.8
Net income	$690	0.4%	$6,942	4.1%	$1,981	0.4%	$24,218	4.6%

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
	Three Months Ended		Three Months Ended		Nine Months Ended
Revenue by Geography	February 27,	November 28,	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020	2021	2020
(Amounts in thousands, except number of business days)	(Unaudited)		(Unaudited)		(Unaudited)
North America
As reported (GAAP)	$127,913	$122,732	$127,913	$138,819	$371,259	$431,617
Currency impact	(119)		84		392
Business days impact	2,096		(4,196)		(1,988)
Same day constant currency revenue	$129,890		$123,801		$369,663

Europe
As reported (GAAP)	$17,751	$19,082	$17,751	$18,031	$53,125	$56,163
Currency impact	(578)		(1,379)		(2,862)
Business days impact	550		(131)		(525)
Same day constant currency revenue	$17,723		$16,241		$49,738

Asia Pacific
As reported (GAAP)	$10,967	$11,408	$10,967	$11,202	$32,815	$37,004
Currency impact	(203)		(513)		(836)
Business days impact	-		86		173
Same day constant currency revenue	$10,764		$10,540		$32,152

Total Consolidated
As reported (GAAP)	$156,631	$153,222	$156,631	$168,052	$457,199	$524,784
Currency impact	(900)		(1,808)		(3,306)
Business days impact	2,646		(4,241)		(2,340)
Same day constant currency revenue	$158,377		$150,582		$451,553

Number of Business Days
North America (1)	61	62	61	59	187	186
Europe (2)	63	65	63	62	192	190
Asia Pacific (2)	61	61	61	62	185	186

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

	Three Months Ended		Nine Months Ended
	February 27,	February 22,	February 27,	February 22,
	2021	2020	2021	2020
	(Amounts in thousands, except percentages)
Net income	$690	$6,942	$1,981	$24,218
Adjustments:
Amortization of intangible assets	1,202	1,549	4,125	4,153
Depreciation expense	963	1,120	2,954	3,913
Interest expense, net	361	493	1,316	1,526
Income tax expense (benefit)	1,057	(3,983)	5,270	3,995
Stock-based compensation expense	1,834	1,491	4,939	4,649
Restructuring costs	652	-	8,445	-
Contingent consideration adjustment	2,710	(858)	3,052	(1,120)
Adjusted EBITDA	$9,469	$6,754	$32,082	$41,334
Revenue	$156,631	$168,052	$457,199	$524,784
Adjusted EBITDA Margin	6.0%	4.0%	7.0%	7.9%

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

Operating Results – Three Months Ended February 27, 2021 Compared to Three Months Ended February 22, 2020

Percentage change computations are based upon amounts in thousands. All prior year periods referenced below were recast to reflect the impact of the segment changes as discussed in “Information about Segments” above.

Revenue. Revenue declined $11.4 million, or 6.8%, to $156.6 million in the third quarter of fiscal 2021 from $168.1 million in the third quarter of fiscal 2020. Billable hours decreased 6.6%, partially offset by an average bill rate increase of 1.3% in the third quarter of fiscal 2021 compared to the prior year quarter. On a sequential basis, consolidated revenue in the third quarter of fiscal 2021 increased $3.4 million, or 2.2%, compared to the second quarter of fiscal 2021, led by strong demand in Technology and Digital solution offerings as well as other key solution offerings within the healthcare industry vertical program.

The following table represents our consolidated revenues by geography:

	Three Months Ended
	February 27,		November 28,		February 22,
	2021		2020		2020
	(Amounts in thousands, except percentages)
North America	$127,913	81.7%	$122,732	80.1%	$138,819	82.6%
Europe	17,751	11.3	19,082	12.5	18,031	10.7
Asia Pacific	10,967	7.0	11,408	7.4	11,202	6.7
Total	$156,631	100%	$153,222	100%	$168,052	100.0%

Revenues declined across all geographies during the third quarter of fiscal 2021 compared to the prior year quarter due to the continued adverse impact of the Pandemic, including overall slower conversion, which hindered revenue velocity recovery despite notable improvements in sales and pipeline metrics in the third quarter of fiscal 2021. We experienced increased complexity in projects in pursuit, more new projects in the pipeline instead of extensions and lengthier consultant onboarding leading to a lag between project close/won to project start due to various reasons including client IT equipment supply shortages and certain healthcare protocols, which all contributed to slower revenue conversion in the third quarter of fiscal 2021. However, on a sequential basis, despite slower revenue conversion, North America revenue increased $5.2 million, or 4.2%, reflecting an uptick in demand for our services as uncertainty in the macro environment curtails with the advancement in vaccine development and distribution in the U.S. Europe revenue declined $1.3 million, or 7.0%, sequentially, as COVID-19 lockdowns were re-implemented in certain key markets such as Germany, impacting our ability to deliver, and the expected shrinkage in revenue from exiting certain markets in connection with our restructuring efforts in Europe. Asia Pacific revenue declined $0.4 million, or 3.9%, sequentially, primarily due to the more pronounced adjacent holiday impact from Chinese New Year in the current fiscal quarter.

Same Day Constant Currency Revenue. On a same day constant currency basis, revenue for the third quarter of fiscal 2021 decreased $17.5 million, or 10.4%, compared to the prior year quarter, primarily reflecting the lingering adverse impact of the Pandemic on client demand and consumption, although the year-over-year decline continued to narrow throughout fiscal 2021. On a sequential basis, consolidated revenue in the third quarter of fiscal 2021 improved $5.2 million, or 3.4%, compared to the second quarter of fiscal 2021, primarily driven by a 5.8% increase in North America.

Direct Cost of Services. Direct cost of services decreased $7.0 million, or 6.6%, to $99.6 million for the third quarter of fiscal 2021 from $106.6 million for the third quarter of fiscal 2020. The decrease in the amount of direct cost of services year-over-year was primarily attributable to a 6.6% decrease in billable hours.

Direct cost of services as a percentage of revenue was 63.6% for the third quarter of fiscal 2021 compared to 63.5% for the third quarter of fiscal 2020. The increased percentage compared to the prior year quarter was primarily attributable to an increase in pay/bill ratio, primarily caused by more opportunistic pricing and lower consultant utilization in our crisis management business, which operates on a bench model. The 1.3% improvement in consolidated average bill rate was outpaced by the 2.2% increase in the average pay rate in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, resulting in a 43-basis-point increase in pay/bill ratio year-over-year. Additionally, the decrease in conversion and professional search revenue in the third quarter of fiscal 2021 further contributed to the increase of direct cost of services as a percentage of revenue. These negative impacts were largely offset by lower passthrough revenue from client reimbursement and lower holiday pay, due to Thanksgiving being included in the third quarter of fiscal 2020 but not in the third quarter of fiscal 2021. Our target direct cost of services percentage is 60%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $52.8 million, or 33.7% as a percentage of revenue, for the third quarter of fiscal 2021 compared to $55.3 million, or 32.9% as a percentage of revenue, for the third quarter of fiscal 2020. The $2.5 million savings in SG&A year-over-year were primarily attributable to (1) a $3.8 million decrease in management compensation and bonuses primarily resulting from the reduction in force as part of the global restructuring plan, as further discussed below, and a lower revenue base for incentive compensation; (2) $1.6 million of savings in business expenses attributable to cost containment measures and reduced business travel during the Pandemic; and (3) $0.9 million of savings in occupancy expense primarily as a result of the real estate exit initiatives taken. These savings were partially offset by (1) restructuring costs of $0.7 million incurred in the third quarter of fiscal 2021 under the restructuring plans further discussed below; (2) a $0.3 million increase in stock-based compensation expense as the vesting of certain stock awards was accelerated during the third quarter of fiscal 2021; and (3) a $3.6 million change in the fair value adjustments related to the Veracity contingent consideration, which was an expense of $2.7 million in the third quarter of fiscal 2021 as compared to a benefit of $0.9 million in third quarter of fiscal 2020.

Management and administrative headcount was 852 at the end of the third quarter of fiscal 2021 and 992 at the end of the third quarter of fiscal 2020. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers—higher levels of utilization would reduce the full-time equivalent management and administrative headcount, and lower levels would increase it.

Restructuring charges. We initiated our North America and APAC Plan in March 2020 and the European Plan in September 2020. All employee termination and facility exit costs incurred under the restructuring plans were associated with the RGP segment, as further discussed in Note 13 – Segment Information, and are recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. Restructuring costs for the three months ended February 27, 2021 and February 22, 2020 were as follows (in thousands):

	Three Months Ended
	February 27,	February 22,
	2021	2020
Employee termination costs	$(161)	$-
Real estate exit costs	524	-
Other costs	289	-
Total restructuring costs	$652	$-

For further information on our restructuring initiatives, please refer to Note 10 – Restructuring Activities in Part I, Item 1 above and “Fiscal 2021 Strategic Focus Areas” above.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.2 million and $1.5 million in the third quarter of fiscal 2021 and fiscal 2020, respectively. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by an increase related to the amortization of certain internally-developed software put in service during the second quarter of fiscal 2021. Depreciation expense was $1.0 million and $1.1 million in the third quarter of fiscal 2021 and fiscal 2020, respectively. The decrease in depreciation expense was primarily due to fully-depreciated computer equipment in periods prior to the third quarter of fiscal 2021 and the write-off of leasehold improvements as part of the real estate exit initiatives executed under the Plans.

Other Income. Other income was $0.1 million in the third quarter of fiscal 2021 and nil in the third quarter of fiscal 2020. Other income in the third quarter of fiscal 2021 was primarily related to government COVID-19 relief funds received globally.

Income Taxes. The income tax expense was $1.1 million (effective tax rate of approximately 60.5%) for the third quarter of fiscal 2021 compared to an income tax benefit of ($4.0) million (effective tax rate of approximately (134.6%)) for the third quarter of fiscal 2020. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. Income tax expense for the third quarter of fiscal 2021 included the establishment of $0.2 million of valuation allowance on certain deferred tax assets during the quarter. No tax benefits were recognized in connection with pre-tax losses incurred in foreign entities where required valuation allowances have been established previously. The tax benefit of $4.0 million for the third quarter of fiscal 2020 included a discrete tax benefit of $6.6 million as a result of the deduction of the investment basis in four European entities upon their dissolutions.

We recognized a net tax benefit of approximately $0.4 million and a net tax expense of $0.7 million from compensation expense related to stock options, restricted stock awards, restricted stock units and disqualifying dispositions under our Employee Stock Purchase Plan (“ESPP”) during the third quarter of fiscal 2021 and fiscal 2020, respectively.

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

Adjusted EBITDA. Adjusted EBITDA improved $2.7 million, or 40.2%, to $9.5 million in the third quarter of fiscal 2021, compared to $6.8 million in the third quarter of fiscal 2020. Adjusted EBITDA margin increased by 200 basis points to 6.0% in the third quarter of fiscal 2021. The improvement was attributable to significant cost savings of $7.0 million in the third quarter of fiscal 2021, despite the decline in revenue.

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

Operating Results – Nine Months Ended February 27, 2021 Compared to Nine Months Ended February 22, 2020

Percentage change computations are based upon amounts in thousands. All prior year periods referenced below were recast to reflect the impact of the segment changes as discussed in “Information about Segments” above.

Revenue. Revenue declined $67.6 million, or 12.9%, to $457.2 million in the first nine months of fiscal 2021 from $524.8 million in the first nine months of fiscal 2020. Billable hours decreased 13.0% while average bill rate increased 1.4% in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020.

The following table represents our consolidated revenues by geography:

	Nine Months Ended
	February 27,		February 22,
	2021		2020
	(Amounts in thousands, except percentages)
North America	$371,259	81.2%	$431,617	82.3%
Europe	53,125	11.6	56,163	10.7
Asia Pacific	32,815	7.2	37,004	7.0
Total	$457,199	100.0%	$524,784	100.0%

Revenue declined across all geographies during the first nine months of fiscal 2021 as compared to the same period of fiscal 2020, reflecting the adverse impact of the Pandemic. However, revenue has accelerated over the fiscal year and we continued to see positive momentum in both pipeline and sales productivity. As a result, North America, Europe and Asia Pacific, year-over-year third quarter decline in revenue narrowed to 14.0%, 5.4% and 11.3%, respectively, compared to the year-over-year second quarter decline of 16.9%, 7.2% and 15.3%, respectively.

Same Day Constant Currency Revenue. On a same day constant currency basis, revenue for the first nine months of fiscal 2021 decreased by $73.2 million, or 14.0%, compared to the first nine months of fiscal 2020.

Direct Cost of Services. Direct cost of services decreased $37.4 million, or 11.6%, to $284.1 million for the nine months ended February 27, 2021 from $321.5 million for the nine months ended February 22, 2020. The decrease in the amount of direct cost of services between periods was primarily attributable to a decrease of 13.0% in billable hours, partially offset by a 2.4% increase in average pay rate.

Direct cost of services as a percentage of revenue was 62.1% for the nine months ended February 27, 2021 compared to 61.3% for the nine months ended February 22, 2020. The increased percentage compared to the prior year was partially attributable to an increase in the pay/bill ratio, primarily caused by more opportunistic pricing and lower consultant utilization in our crisis management business, which operates on a bench model. The 1.4% increase in consolidated average bill rate was outpaced by the 2.4% increase in average pay rate during the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020, resulting in a 52-basis-point increase in pay/bill ratio year-over-year. Additionally, the decrease in professional search revenue, which represents 100% gross margin, during the first nine months of fiscal 2021 as compared to the same period of the prior fiscal year and the increase in total indirect costs as a percentage of revenue during the first nine months of fiscal 2021 to 11.6% as compared to 10.5% as of the same period in the prior fiscal year, further contributed to the increase of direct cost of services as a percentage of revenue. Indirect costs have increased as a percentage of revenue during the Pandemic due to the increased transitional periods of unbillable hours taken by consultants between client engagements, during which fixed benefits for consultants are absorbed by the Company. These negative impacts were partially offset by lower passthrough revenue from client reimbursement. Our target direct cost of services percentage is 60%.

Selling, General and Administrative Expenses. SG&A expenses were $158.5 million, or 34.7% as a percentage of revenue, for the nine months ended February 27, 2021 compared to $166.0 million, or 31.6% as a percentage of revenue, for the nine months ended February 22, 2020. Excluding the $8.4 million of restructuring costs incurred during the first nine months of fiscal 2021, as further discussed below, year-over-year SG&A costs decreased $15.9 million, which was primarily attributable to: (1) an $8.6 million decrease in management compensation and bonuses primarily resulting from the reduction in force as part of the global restructuring plan and a lower revenue base for incentive compensation; (2) $5.1 million of savings in business expenses attributable to cost containment measures and reduced business travel during the Pandemic; (3) a $1.7 million net reduction in legal expenses primarily due to the recovery of $1.0 million of legal costs during the first quarter of fiscal 2021 related to a receivable collection case; (4) a $1.1 million decrease in personnel severance costs, which were $1.5 million in the first nine months of fiscal 2020, related primarily to exiting the Nordic markets and the departure of several former executives, as compared to $0.3 million in the first nine months of fiscal 2021; (5) costs of $0.8 million incurred in the first nine months of fiscal 2020 associated with the acquisition of Veracity; (6) a $1.4 million of reduction in bad debt expense as we continued to improve on collections of our accounts receivable; and (7) $2.2 million of savings in occupancy expense primarily as a result of the real estate exit initiatives taken. These decreases were partially offset by a change in contingent consideration related expense/benefit, which was an expense of $3.1 million in the first nine months of fiscal 2021 as compared to a benefit of $1.1 million in the first nine months of fiscal 2020, and a $2.1 million increase in IT and consulting expenses in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020, relating to investments in our technology infrastructure to further drive efficiency and support the virtual operating model.

Restructuring charges. We initiated our North America and APAC Plan in March 2020 and the European Plan in September 2020. All employee termination and the facility exit costs incurred under the restructuring plans were associated with the RGP segment, as further discussed in Note 13 – Segment Information. Restructuring costs for the nine months ended February 27, 2021 and February 22, 2020 were as follows (in thousands):

	Nine Months Ended
	February 27,	February 22,
	2021	2020
Employee termination costs	$6,231	$-
Real estate exit costs	1,628	-
Other costs	586	-
Total restructuring costs	$8,445	$-

For further information on our restructuring initiatives, please refer to Note 10 – Restructuring Activities in Part I, Item 1 above and “Fiscal 2021 Strategic Focus Areas” above.

Amortization and Depreciation Expense. Amortization of intangible assets was $4.1 million and $4.2 million in the first nine months of fiscal 2021 and fiscal 2020, respectively. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by the amortization of identifiable intangible assets acquired through Veracity and certain internally developed software put in service in the second quarter of fiscal 2021. Depreciation expense was $3.0 million and $3.9 million in the first nine months of fiscal 2021 and fiscal 2020, respectively. The decrease in depreciation expense was primarily due to computer equipment becoming fully depreciated and the write-off of leasehold improvement as part of the real estate exit initiatives executed under the Plans.

Other Income. Other income was $1.1 million in the first nine months of fiscal 2021 compared to $0.5 million in the first nine months of fiscal 2020. Other income in the current fiscal year was primarily related to government COVID-19 relief funds received globally. Other income in the first nine months of fiscal 2020 was primarily related to the gain on the settlement of a pre-acquisition claim with the seller of Accretive, an acquisition completed in fiscal 2018.

Income Taxes. Income tax expense was $5.3 million expense (effective tax rate of approximately 72.7%) for the nine months ended February 27, 2021 compared to $4.0 million (effective tax rate of approximately 14.2%) for the nine months ended February 22, 2020. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. Income tax expense for the first nine months of fiscal 2021 was primarily associated with pre-tax income from North America and Asia Pacific. A significant portion of the restructuring costs were incurred in the Company’s European entities, and no tax benefits were recognized due to the required valuation allowances, resulting in an effective tax rate of 72.7%. The prior year effective tax rate of 14.2% was primarily a result of the $6.6 million discrete tax benefit from the deduction of the investment basis in four European entities upon their dissolutions.

We recognized a net tax benefit of $0.7 million and breakeven from compensation expense related to stock options, restricted stock awards, restricted stock units and disqualifying dispositions under our ESPP during the first nine months of fiscal 2021 and fiscal 2020, respectively.

Adjusted EBITDA. Adjusted EBITDA decreased $9.3 million, or 22.4%, to $32.1 million in the first nine months of fiscal 2021, compared to $41.3 million in the first nine months of fiscal 2020. Adjusted EBITDA margin decreased by 90 basis points to 7.0% in the first nine months of fiscal 2021. The decrease in adjusted EBITDA margin was primarily attributable to the $30.2 million decline in gross profit, as further discussed above, partially mitigated by significant cost savings of $20.4 million in the first nine months of fiscal 2021 compared to the prior year period.

Operating Results of Segment

Effective in the second quarter of fiscal 2021, we revised our historical one segment position and identified the following new operating segments to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources:

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

RGP includes the operations of Veracity, which is being integrated with the rest of the RGP business operations. RGP is our only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

The following table presents our operating results by segment. All prior year periods presented were recast to reflect the impact of the preceding segment changes.

	Three Months Ended				Nine Months Ended
	February 27,		February 22,		February 27,		February 22,
	2021		2020		2021		2020
	(Amounts in thousands, except percentages)
Revenues:
RGP	$146,487	93.5%	$158,228	94.2%	$425,598	93.1%	$494,225	94.2%
Other Segments	10,144	6.5	9,824	5.8	31,601	6.9	30,559	5.8
Total revenues	$156,631	100.0%	$168,052	100.0%	$457,199	100.0%	$524,784	100.0%

Gross profit:
RGP	$53,980	94.6%	$57,757	94.0%	$162,006	93.6%	$191,223	94.1%
Other Segments	3,067	5.4	3,663	6.0	11,115	6.4	12,077	5.9
Total gross profit	$57,047	100.0%	$61,420	100.0%	$173,121	100.0%	$203,300	100.0%

Adjusted EBITDA:
RGP	$15,886	167.8%	$13,894	205.7%	$50,671	157.9%	$61,962	149.9%
Other Segments	449	4.7	320	4.7	2,866	8.9	2,419	5.9
Reconciling Items (1)	(6,866)	(72.5)	(7,460)	(110.4)	(21,455)	(66.8)	(23,047)	(55.8)
Total Adjusted EBITDA	$9,469	100.0%	$6,754	100.0%	$32,082	100.0%	$41,334	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

All prior year periods referenced below were recast to reflect the impact of the segment changes as discussed in “Information about Segments” above.

Revenue by Segment

RGP – RGP revenue decreased $11.7 million, or 7.4%, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, primarily as a result of a 7.3% decline in billable hours year-over-year. On a sequential basis, RGP revenue improved $4.5 million, or 3.2%, in the third quarter of fiscal 2021, reflecting the impact of a 2.1% increase in billable hours and a 1.0% improvement in average bill rate compared to the second quarter of fiscal 2021. RGP revenue decreased $68.6 million, or 13.9%, during the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020, primarily as a result of a 13.6% decline in billable hours year-over-year. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of February 27, 2021 was 2,545 compared to 2,805 as of February 22, 2020.

Other Segments – Other Segments’ revenue for the third fiscal quarter of 2021 increased $0.3 million, or 3.3%, compared to the third quarter of fiscal 2020. Other Segments’ revenue increased $1.0 million, or 3.4%, during the first nine months of fiscal 2021 compared to the same period in the prior fiscal year. The improvement in revenue was primarily due to the continued revenue synergy generated from combining RGP Germany to operate under taskforce.

The number of consultants on assignment under Other Segments as of February 27, 2021 was 108 compared to 89 as of February 22, 2020.

Gross Profit by Segment

RGP – RGP gross profit decreased $3.8 million, or 6.5%, in the third quarter of 2021 compared to the third quarter of fiscal 2020 primarily as a result of decline in revenue. Gross margin improved 30 basis points from 36.5% in the third quarter of fiscal 2020 to 36.8% in the third quarter of fiscal 2021. RGP average bill rate improved by 1.1%, outpacing the 1.0% increase in pay rate in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, resulting in a 6-basis-point decrease in pay/bill ratio. Gross margin further benefited from lower passthrough revenue from client reimbursement and lower holiday pay, due to Thanksgiving being included in the third quarter of fiscal 2020 but not in the third quarter of fiscal 2021. These positive impacts were partially offset by decreased conversion and professional search revenue.

RGP segment gross profit decreased $29.2 million, or 15.3%, in the first nine months ended February 27, 2021 compared to the same period in the prior fiscal year primarily as a result of decline in revenue. Gross margin declined 60 basis points from 38.7% in the first nine months of fiscal 2020 to 38.1% in the first nine months of fiscal 2021. Pay/bill ratio remained consistent over the same period. The decline in RGP gross margin year-over-year was due to a decrease in professional search revenue, which represents 100% gross margin, partially offset by lower passthrough revenue from client reimbursement, similar to those at the consolidated level.

Other Segments – Gross profit in Other Segments decreased $0.6 million, or 16.3%, in the third quarter of 2021 compared to the third quarter of fiscal 2020. Gross margin declined from 37.3% in the third quarter of fiscal 2020 to 30.2% in the third quarter of fiscal 2021. Gross profit in Other Segments decreased $1.0 million, or 8.0%, in the first nine months of 2021 compared to the same period in the prior fiscal year. Gross margin declined from 39.5% to 35.2% over the same period. The year-over-year declines in gross margin in both the three and nine months ended February 27, 2021 were primarily a result of lower utilization of fixed salary modeled consultants.

Adjusted EBITDA by Segment

RGP – RGP adjusted EBITDA increased $2.0 million, or 14.3%, in the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. Adjusted EBITDA margin increased by 200 basis points to 10.8% in the third quarter of fiscal 2021. The improvement was attributable to significant cost savings of $5.7 million in the third quarter of 2021, despite the decline in revenue. RGP adjusted EBITDA decreased $11.3 million or 18.2% in the first nine months of fiscal 2021, compared to the same period in the prior fiscal year. Adjusted EBITDA margin decreased by 60 basis points to 11.9% in the first nine months of fiscal 2021. The decrease in adjusted EBITDA margin was primarily attributable to the $29.2 million decline in gross profit, as discussed above, partially offset by significant cost savings of $17.4 million in the first nine months of fiscal 2021 compared to the prior year period. The SG&A trend at RGP year-over-year is generally consistent with that at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ adjusted EBITDA improved $0.1 million, or 40.3%, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Adjusted EBITDA margin increased by 110 basis points to 4.4% in the third quarter of fiscal 2021. Other Segments’ adjusted EBITDA improved $0.4 million, or 18.5%, in the nine months ended February 27, 2021 compared to the same period in fiscal 2020. Adjusted EBITDA margin increased by 120 basis points to 9.1% in the first nine months of fiscal 2021. The improvement in adjusted EBITDA margin was attributable to improved SG&A year-over-year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $120.0 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns, such as the one we are currently in caused by the Pandemic. As of February 27, 2021, we had $84.0 million of cash and cash equivalents including $30.7 million held in international operations.

Our Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. Our Facility consists of a $120.0 million revolving loan facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit. On February 27, 2021, we had borrowings of $53.0 million outstanding under the Facility, bearing an interest rate per annum ranging from 2.00% to 2.02%. Additional information regarding the Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We undertook a number of restructuring actions across our geographies beginning in the fourth quarter of fiscal 2020. We expect the execution of the restructuring actions to continue through the remainder of fiscal 2021, which requires additional liquidity. Through the first nine months of fiscal 2021, we paid approximately $5.7 million related to employee termination costs, including $2.4 million under the North America and APAC Plan and $3.3 million under the European Plan. We currently estimate the cash requirement for completing the remaining restructuring actions to be in the range of $3.5 million to $6.5 million. The exact amount and timing of the expenses and resulting payments are subject to a number of variables which may not be within our control, such as the condition of the real estate/leasing market.

As described in Note 4 – Acquisition in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 – Acquisitions and Dispositions in the Notes to consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended May 30, 2020, the purchase agreements for Veracity and

Expertence require cash earn-out payments to be made when certain performance conditions are met. We estimated the fair value of the obligation to pay contingent consideration based on a number of different projections of the estimated EBITDA and estimated revenue. The estimated fair value of the contingent consideration liability as of February 27, 2021 was $5.7 million.

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

Operating Activities

Operating activities for the nine months ended February 27, 2021 provided cash of $35.4 million compared to $21.6 million for the nine months ended February 22, 2020. In the first nine months of fiscal 2021, cash provided by operations resulted from net income of $2.0 million and non-cash adjustments of $16.0 million. Additionally, net favorable changes in operating assets and liabilities totaled $17.4 million, primarily consisting of a $19.1 million decrease in trade accounts receivable, partially attributable to improved collection on our accounts receivable, and a $8.2 million increase in other liabilities, primarily due to a $9.2 million payroll tax payment deferral under the Coronavirus Aid, Relief, and Economic Security Act in fiscal 2021, partially offset by a $7.2 million increase in prepaid income taxes. In the first nine months of fiscal 2020, cash provided by operations resulted from net income of $24.2 million and non-cash adjustments of $13.5 million. These amounts were partially offset by a net unfavorable change in operating assets and liabilities of $16.1 million primarily due to a decrease in accrued salaries and related obligations.

Investing Activities

Net cash used in investing activities was $2.8 million for the first nine months of fiscal 2021 compared to $26.5 million in the same period in fiscal 2020. We used $2.8 million of cash in the first nine months of fiscal 2021 to develop internal-use software and acquire property and equipment. In the first nine months of fiscal 2020, net cash used consisted of $30.3 million for the acquisition of Veracity, $6.0 million for redemption of short-term investments, and $2.0 million for property and equipment purchases and the development of internal-use software.

Financing Activities

Net cash used in financing activities totaled $46.0 million for the nine months ended February 27, 2021 compared to cash used in financing activities of $1.8 million for the nine months ended February 22, 2020. Net cash used in financing activities during the nine months ended February 27, 2021 consisted of repayments on the Facility of $35.0 million, cash dividend payments of $13.6 million, and the first Veracity contingent consideration payment, of which $3.0 million was categorized as financing (the remaining $2.3 million of the total $5.3 million Veracity year one contingent consideration payment was categorized as operating). These were partially offset by $5.6 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities of $1.8 million for the nine months ended February 22, 2020 included $10.3 million of proceeds from employee stock option exercises and purchases of shares under the ESPP, $35.0 million of borrowings to finance the acquisition of Veracity, partially offset by principal repayments of $29.0 million under the Facility, $5.0 million to purchase approximately 318,000 shares of common stock on the open market and $13.1 million of cash dividend payments.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 – Summary of Significant Accounting Policies in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

Other than a $35.0 million repayment of the Facility during the nine months ended February 27, 2021 and an additional $10.0 million repayment of the Facility on March 24, 2021, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended May 30, 2020.

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

As of February 27, 2021, we had approximately $84.0 million of cash and cash equivalents and $53.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Additional information regarding the interest on our borrowings under the Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are exposed to interest rate risk related to fluctuations in the LIBOR rate; at the current level of borrowing as of February 27, 2021 of $53.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the nine months ended February 27, 2021, approximately 20.3% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 63.4% of our balances of cash and cash equivalents as of February 27, 2021 were denominated in U.S. dollars. The remaining amount of approximately 36.6% was comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, Mexican Pesos, Canadian Dollar, British Pound Sterling and the Hong Kong Dollar. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 27, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 27, 2021. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 27, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Letter Agreement to amend Employment Agreement, dated as of January 20, 2021, to the Employment Agreement, dated as of February 3, 2020, by and between the Company and Kate W. Duchene.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 8, 2021	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2021	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)