Form 10-K
period 2021-05-29
RESOURCES CONNECTION, INC.
filed 2021-07-23
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

As of November 27, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $382,157,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 14, 2021, there were approximately 32,888,182 shares of common stock, $.01 par value, outstanding.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources Global Professionals,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 29, 2021 and May 25, 2019 both consisted of 52 weeks. The fiscal year ended May 30, 2020 consisted of 53 weeks.

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

PART I

ITEM 1.    BUSINESS.

Overview

Resources Global Professionals is a global consulting firm helping clients match the right professional talent needed to tackle transformation, change and compliance challenges. As a next-generation human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations, and transformations. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success.

Disrupting the professional services industry since Resources Global Professionals was founded in 1996, we are the “now of work” – and are focused on attracting the best talent in an increasingly fluid gig-oriented environment. Based in Irvine, California, with offices worldwide, our agile human capital model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our agile professional services model quickly aligns the right resources for the work at hand with speed and efficiency. Our approach to workforce strategy uniquely positions us to help our clients transform their businesses and workplaces. Our approximately 5,000 professionals collectively engaged with over 2,100 clients around the world in fiscal 2021, including over 85% of the Fortune 100 as of July 2021.

Business Segments

We operate in three business segments, including:

•RGP – a global business consulting practice which operates primarily under the RGP brand and focuses on project consulting and professional staffing services in areas such as finance and accounting, business strategy and transformation, risk and compliance, and technology and digital;

•taskforce – a German professional services firm that operates under the taskforce brand. It utilizes a distinct independent contractor/partner business model and infrastructure and focuses on providing senior interim management and project management services to middle market clients in the German market; and

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

Each of these three segments reports through a separate management team to our Chief Executive Officer, who is the Chief Operating Decision Maker for segment reporting purposes. RGP is our only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

RGP accounts for more than 90% of our consolidated revenue and segment total adjusted EBITDA and, therefore, represents our dominant segment. The discussions in this section apply to both our entire business and RGP.

Industry Background and Trends

Changing Market for Project- or Initiative-Based Professional Services

Our services respond to what we believe is a growing marketplace trend: namely, organizations are increasingly choosing to address their workforce needs in more flexible ways. We believe this growing shift in workforce strategy towards a project-based orientation was also accelerated by the COVID-19 pandemic (the “Pandemic”) with an enhanced emphasis on business agility. Permanent professional personnel positions are being reduced as organizations engage agile talent for project initiatives and transformation work.

Organizations use a mix of alternative resources to execute on projects. Some companies rely solely on their own employees who may lack the requisite time, experience or skills for specific projects. Other companies may outsource entire projects to consulting firms, which provides them access to the expertise of the firm but often entails significant cost and less management control of the project. As a more cost-efficient alternative, companies sometimes use temporary employees from traditional and Internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, companies can supplement their internal resources with employees from agile consulting or other traditional professional services firms, like Resources Global Professionals. The use of project consultants as a viable alternative to traditional accounting, consulting and law firms allows companies to:

•Strategically access specialized skills and expertise for projects of set duration;

•Access the very best talent across regions and geographies;

•Be nimble and mobilize quickly;

•Blend independent and fresh points of view;

•Effectively supplement internal resources;

•Increase labor flexibility; and

•Reduce overall hiring, training and termination costs.

Supply of Project Consultants

Based on discussions with our consultants, we believe the number of professionals seeking to work on an agile basis has been increasing due to a desire for:

•More flexible hours and work arrangements, including working from home options, coupled with an evolving professional culture that offers competitive wages and benefits;

•The ability to learn and contribute in different environments and collaborate with diverse team members;

•Challenging engagements that advance their careers, develop their skills and add to their experience base;

•A work environment that provides a diversity of, and more control over, client engagements; and

•Alternate employment opportunities throughout the world.

The employment alternatives available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training; however, he or she may encounter a career path with less choice and less flexible hours, extensive travel and limited control over work engagements. On the other hand, a professional who works as an independent contractor faces the ongoing task of sourcing assignments and significant administrative burdens, including potential tax and legal issues.

Resources Global Professionals’ Solution

We believe Resources Global Professionals is ideally positioned to capitalize on the confluence of the industry shifts described above. We believe, based on discussions with our clients, that Resources Global Professionals provides the agility companies desire in today’s highly competitive and quickly evolving business environment. Our solution offers the following elements:

•A relationship-oriented and collaborative approach to client service;

•A dedicated talent acquisition and management team adept at developing, managing and deploying a project-based workforce;

•Deep functional and/or technical experts who can assess clients’ project needs and customize solutions to meet those needs;

•Highly qualified and pedigreed consultants with the requisite expertise, experience and points of view;

•Competitive rates on an hourly, rather than project, basis; and

•Significant client control of their projects with effective knowledge transfer and change management.

Resources Global Professionals’ Strategic Priorities

Our Business Strategy

We are dedicated to serving our clients with highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including:

Transactions • Integration and divestitures • Bankruptcy/restructuring • Going public readiness and support • Financial process optimization • System implementation	Regulations • Accounting regulations • Internal audit and compliance • Data privacy and security • Healthcare compliance • Regulatory compliance
Transformations • Finance transformation • Digital transformation • Supply chain management • Cloud migration • Data design and analytics

Our objective is to build and maintain Resources Global Professionals’ reputation as the premier provider of agile human capital solutions for companies facing transformation, change and compliance challenges. We have developed the following business strategies to achieve our objectives:

•Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our priorities is to continue to attract and retain high-caliber consultants who are committed to serving clients and solving their problems. We believe we have been successful in attracting and retaining qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing professional development and learning opportunities as well as membership to an exclusive community of likeminded professionals, while offering flexible work schedules and more control over choosing client engagements.

•Maintain our distinctive culture.  Our corporate culture is the foundation of our business strategy and we believe it has been a significant component of our success. See “Human Capital Management” below for further discussions about our culture.

•Establish consultative relationships with clients.  We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client centric, not geographic, perspective. Our revenue team regularly meets with our existing and prospective clients to understand their business issues and help them define their project needs. Our talent team then identifies consultants with the appropriate skills and experience from our global talent pool to meet the client’s objectives. We believe that by establishing relationships with our clients to solve their professional service needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by the approximately 74% retention rate of our top 100 clients over the last five years.

•Build the RGP brand.  We want to be the preferred provider in the “now of work,” providing the best talent in an increasingly fluid gig-oriented environment. Our primary means of building our brand continues to be the consistent and reliable delivery of high-quality, value-added services to our clients. We have also built a significant referral network through our 2,902 consultants and 851 management and administrative employees as of May 29, 2021. In addition, we have invested in global, regional and local marketing and brand activation efforts that reinforce our brand. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand.

Our Growth Strategy

Since inception, our growth has been primarily organic with certain strategic acquisitions along the way that augmented our physical presence or solution offerings. We believe we have significant opportunity for continued organic growth in our core business while also growing opportunistically through strategic and highly targeted acquisitions as the global economy recovers from the Pandemic and our clients continue to accelerate their digital and workforce paradigm transformations. In both our core and acquired businesses, key elements of our growth strategy include:

•Increase penetration of existing client base. A principal component of our strategy is to secure additional work from the clients we have served. Based on discussions with our clients, we believe that the amount of revenue we currently generate from many of our clients represents a relatively small percentage of the total amount that they spend on professional services. Consistent with current industry trends, we believe our clients may also continue to increase that spend as the global economy recovers and as businesses adopt a more agile workforce strategy. We believe that by continuing to deliver high-quality services and by furthering our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets. We maintain our Strategic Client Account Program to serve a number of our largest clients with dedicated global account teams. We have and will continue to expand the Strategic Client Account Program by adding additional clients and taking a more client centric and borderless approach to serving these clients. We believe this focus enhances our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients. The Strategic Client Account Program has been one of our key drivers for revenue and business growth.

•Grow our client base. We continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand identity and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts will continue to pivot on identifying strategic target accounts especially in the large and middle market client segments and within certain focus industries, such as healthcare, technology and financial services.

•Diversify service offerings. We continue to develop and consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as integration and divestitures, financial process optimization, accounting regulations, internal audit and compliance, healthcare compliance, finance transformation, digital transformation, and data design and analytics. We continuously identify project opportunities we can market at a broader level with our talent, tools and methodologies and commercialize projects into solution offerings. When evaluating new solution offerings to market to current and prospective clients, we consider (among other things) cultural fit, growth potential, profitability, cross-marketing opportunities and competition.

•Engage in strategic acquisitions. Our acquisition strategy is to engage in targeted M&A efforts that are designed to complement our core service offerings and enhance our consulting capabilities that are in line with market demands and trends. In fiscal 2020, we acquired Veracity Consulting Group, LLC (“Veracity”). The acquisition of Veracity accelerated our digital capabilities and our ability to offer comprehensive digital innovation services.

Human Capital Management

Our internal employees and consultants represent our greatest asset and operate together to provide the highest quality of service to our clients. As of May 29, 2021, we had 3,753 employees, including 851 management and administrative employees and 2,902 consultants. Our employees are not covered by any collective bargaining agreements.

Our Culture and Values

Our company culture is the cornerstone of all our human capital programs. Our senior management team, the majority of whom are Big Four, management consulting and/or Fortune 500 alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. Our culture is built upon our shared, core values of Loyalty, Integrity, Focus, Enthusiasm, Accountability and Talent, and we believe this is a key reason for our success.

Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth the standards our employees and board members must adhere to at all times in the execution of their duties. Our Code of Conduct covers topics such as honest and candid conduct, conflicts of interest, protecting confidential information, anti-corruption, compliance with laws, rules and regulations, fair dealing, equal opportunities and non-harassment, maintaining a safe workplace, and the reporting of violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline).

Diversity, Equity & Inclusion

Diversity, equity and inclusion (DE&I) are critical underpinnings of our shared values and guide our conduct in our interactions with both clients and each other. As a human-first company, we recognize diversity as a strength that is cultivated through our culture, our people, our business, and our clients. We are a Paradigm for Parity Coalition company and a 2020 Women on Boards “W” Winning Company. Our gender and racial diversity representation in the C-suite positions (i.e., our “Chief” level positions), board of directors and U.S.-based workforce is presented in the following table:

* -- Data for our C-suite and board of directors is as of May 29, 2021 and our total U.S.-based employees is as of November 2020.

In fiscal 2021, we established a Diversity Council and a Diversity Ambassador program, consisting of team members across North America from various functions. The Diversity Council serves an important role in working closely with senior leaders to facilitate alignment between our DE&I efforts and overall business strategy of promoting human capital practices that support and accelerate our DE&I goals. Our Diversity Council hosts periodic town hall meetings that are accessible to our global workforce. In these meetings, our council discusses the current year’s DE&I initiatives and strategy for execution on those initiatives, as well as updates to our DE&I resources. For example, our fiscal 2021 DE&I initiatives focused on increasing DE&I awareness, education and involvement among our workforce, increasing diversity in our workforce, and promoting diversity in our Go-to-Market activities. In fiscal 2021, we also established a Social Justice Charitable Matching Fund, which has allowed us to help raise DE&I awareness internally across our organization by matching employees’ contributions to charitable organizations that promote social justice. As of May 29, 2021, we achieved our goal of matching $100,000 in contributions during fiscal 2021.

Employee Wellbeing and Resilience

Employee safety and wellbeing is of paramount importance to us in any year and was of particular focus in our fiscal years 2020 and 2021 in light of the Pandemic. To further this focus, we formed a Global Business Continuity Team to improve our disaster preparedness plans and implement strategies to manage the health and security of our employees, business continuity, client confidence, and excellent customer service. In response to the Pandemic, we introduced a work-from-home policy, critical safety and hygiene protocols and a limited business travel directive. We continue to monitor changing government rules and regulations in countries where we operate and have begun to reopen our offices in accordance with local health department guidelines. Our goal is to help every human in our workforce maintain a positive, productive and connected work experience. We provide productivity and collaboration tools and resources for employees working remotely, and during 2020 and 2021, we enhanced and promoted programs to support our employees’ physical and mental wellbeing, including the offering of virtual fitness and education classes, and the institution of the RGP Kids Academy that offers academic and enrichment classes for children and families of our employees. We also offer all U.S.-based employees participation in our Employee Assistance Program, which provides our employees with mental health support and resources.

Building Strong Leaders and Talent Management

Strong leadership is critical to fostering employee engagement and positioning employees to perform at their best. For these reasons, we invest in the ongoing professional development of our employees through curated programs that are designed to promote personal, functional and leadership growth. Successful talent development starts with hiring the right people. We seek to recruit and hire candidates that demonstrate skills and competencies that align with our core values and that have an aptitude to further develop those strengths. After onboarding, we remain dedicated to providing employees with training and development opportunities to allow our employees to progress in their careers.

Compensation and Benefits

We provide a competitive compensation and benefits program to attract and reward our employees. In addition to salaries, our eligible employees, including our consultants, are offered participation in a comprehensive benefits program including: paid time off and holidays, group medical and dental programs, a basic term life insurance program, health savings accounts, flexible spending accounts, a 401(k) retirement plan with employer matching contributions, a 2019 Employee Stock Purchase Plan (“ESPP”), which enables employees to purchase shares of our stock at a discount, and an employee assistance program. In addition, eligible management and administrative employees may participate in annual cash incentive programs or receive stock-based awards. We also allow eligible consultants to maintain continuation of benefits for 90 days following the completion of a consulting project. Internationally, our consultants are a blend of employees and independent contractors. Independent contractor arrangements are more common abroad than in the U.S. due to worker preferences, applicable laws and regulations and customs in the market.

During fiscal 2021, we introduced our Pay for Success Total Rewards Philosophy that promotes more consistent and transparent practices for rewarding and incentivizing our employees and the alignment of pay practices with Company success. The Total Rewards Philosophy is comprised of three main components: base pay, designed to reflect an individual’s value given knowledge, skills, and value driven through job performance; short term incentives, awarded to employees based on results delivered during the applicable fiscal year and determined by quantitative metrics, qualitative contributions, individual goals, and demonstration of company values; and long-term incentives, granted to reward and retain employees who have strategic impact on the long-term success of the Company.

During fiscal 2021, we also launched our “You Matter” digital global employee recognition and appreciation program. You Matter includes service awards to acknowledge key milestones, including employment anniversaries and hours of service. This program provides all employees with the ability to both give and receive recognition, contributing to our culture of gratitude and excellence.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2021, we served over 2,100 clients in 42 countries. Our revenues are not concentrated with any particular client. No single customer accounted for more than 10% of revenue for the 2021, 2020 or 2019 fiscal years. In fiscal 2021, our 10 largest clients accounted for approximately 21% of our revenues.

Operations

We generally provide our professional services to clients at a local level, with the oversight of our market or account leaders and consultation with our corporate management team. The market or account leaders and client development directors in each market are responsible for initiating client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international platform and maintaining client relationships post-engagement. Market or account revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals.

Market or account level leadership works closely with our regionalized talent management team, who are responsible for identifying, hiring and cultivating a sustainable relationship with seasoned professionals fitting the RGP profile of client needs. Our consultant recruiting efforts are regionally and nationally based, depending upon the skill set required; talent management handles both the identification and hiring of consultants specifically skilled to perform client projects as well as monitoring the satisfaction of consultants during and post-completion of assignments. The talent teams focus on getting the right talent in the right place at the right time. In fiscal 2020, we launched our Borderless Talent initiative in response to the Pandemic to evolve towards and facilitate a virtual operating model. With this initiative, we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on workload, not zip code.

We believe a substantial portion of the buying decisions made by our clients are made on a local or regional basis and our offices most often compete with other professional services providers on a local or regional basis. We continue to believe our local market or account leaders are well-positioned to understand the local and regional outsourced professional services market. Additionally, the complexity of relationships with many of our multinational clients also dictates that in some circumstances a hybrid model, bringing the best of both locally driven relationships as well as global focus and delivery, is important for employee and client satisfaction. Through our Strategic Client Account Program, we aim to be the service provider that can partner with our multinational clients on a global basis by organizing the concerted effort and talent team to deliver through one integrated service platform. Additionally, team members in our Advisory and Project Services group are individuals with requisite depth of expertise and tools to work with clients on projects requiring intimate knowledge and thought leadership on particular client concerns.

We believe our ability to deliver professional services successfully to clients is dependent on our leaders in the field working together as a collegial and collaborative team. To build a sense of team spirit and increase camaraderie among our leaders, we have a program for field personnel that awards annual incentives based on specific agreed-upon goals focused on the performance of the individual and performance of the Company. We also share across the Company the best and most effective practices of our highest achieving offices and accounts and use this as an introductory tool with new revenue team members. New leadership also spends time in other markets or otherwise partners with experienced sales and recruiting personnel in those markets to understand how best to serve current clients, expand our presence with prospects and identify and recruit highly qualified consultants, among many other important skills. This allows the veteran leadership to share their success stories, foster our culture with new team members and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide centralized administrative, marketing, finance, human resources (“HR”), information technology (“IT”), legal and real estate support. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. These centralized functions minimize the administrative burdens on our front office market leaders and enables operational efficiency and scalability throughout the enterprise.

Business Development

Our business development initiatives are composed of:

•local and global initiatives focused on existing clients and target companies;

•national and international targeting efforts focused on multinational companies;

•brand marketing activities; and

•national and local advertising and direct mail programs.

Our business development efforts are driven by the networking and sales efforts of our management, with our worldwide Salesforce software platform providing a common database of opportunities and clients and enhancing our local and global business development efforts. While local senior management focus on market-related activities, they are also part of the regional, national and international sales efforts, especially when the client is part of a multinational entity. In certain markets, sales efforts are also enhanced by management professionals focused solely on business development efforts on a market and national basis based on firm-wide and industry-focused initiatives. These business development professionals, teamed with the vice-presidents and client service teams, are responsible for initiating and fostering relationships with the senior management and decision makers of our targeted client companies.

We believe our national marketing efforts have effectively generated incremental revenues from existing clients and developed new client relationships. Our brand marketing initiatives help bolster Resources Global Professionals’ reputation in the markets we serve. Our brand is reinforced by our professionally designed website, print, and online advertising, direct marketing, seminars, initiative-oriented brochures, social media and public relations efforts. We believe our branding initiatives, coupled with our high-quality client service, help to differentiate us from our competitors and to establish Resources Global Professionals as a credible and reputable global professional services firm.

Competition

We operate in a competitive, fragmented market and compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include:

•consulting firms;

•local, regional, national and international accounting and other traditional professional services firms;

•independent contractors;

•traditional and Internet-based staffing firms; and

•the in-house or former in-house resources of our clients.

We compete for clients based on the quality of professionals we bring to our clients, the knowledge base they possess, our ability to mobilize the right talent quickly, the scope and price of services, and the geographic reach of services. We believe our attractive value proposition, consisting of our highly qualified consultants, relationship-oriented approach and professional culture, enables us to compete effectively in the marketplace.

Regulatory Environment

Our operations are subject to regulations by federal, state, local and professional governing bodies and laws and regulations in various foreign countries, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration/H-1B visa regulations, social security and other retirement, antidiscrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy. Due to the complex regulatory environment that we operate in, we remain focused on the compliance with governmental and professional organizations regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors”.

Available Information

Our principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. Our telephone number is (714) 430-6400 and our website address is https://www.rgp.com. The information set forth in our website does not constitute part of this Annual Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. These reports are maintained on the SEC’s website at http://www.sec.gov.

A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may also be obtained free of charge on the Investor Relations page of our website at https://ir.rgp.com as soon as reasonably practicable after we file such reports with the SEC.

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

Risks Related to the Business Environment

Our business is subject to risks arising from epidemic diseases, such as the ongoing COVID-19 pandemic.

A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees and partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to the spread of the virus or due to shutdowns that are requested or mandated by governmental authorities. The current Pandemic and governmental measures intended to reduce its spread have affected, and may continue to affect, how we operate, including, among other things, by reducing demand for or delaying client decisions to procure our services, or resulting in cancellations of existing projects. We may also experience a decline in productivity, adversely impacting our ability to continue to serve our clients efficiently. The Pandemic may also have impacted, and may continue to impact, the overall financial condition of some of our clients and their ability to pay outstanding receivables owed to us.

We have followed government mandatory stay-at-home orders when required, and limited all non-essential travel worldwide for our employees, which have negatively impacted, and could continue to negatively affect our business, especially in certain regions with continued high rates of infection of COVID-19. Although our operations have started to stabilize in a majority of the markets in which we operate, the lingering adverse effects of the Pandemic could continue into fiscal 2022. The full extent to which the Pandemic impacts our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.

Economic conditions or changes in the use of outsourced professional services consultants could adversely affect our business.

The Pandemic has caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions within some regions and countries in which we operate has led to reluctance on the part of some companies to spend on discretionary projects. This has partially contributed to a decrease in hours worked and the number of professional services consultants at Resources Global Professionals from fiscal 2020 to 2021. Deterioration of or prolonged uncertainty related to the global economy or tightening credit markets could further reduce the demand for our services and adversely affect our business in the future. In addition, the use of professional services consultants on a project-by-project basis could decline for non-economic reasons, including due to clients utilizing their own internal employees, due to competitive reasons, due to a lack of qualified consultants and for the other reasons described elsewhere in this Item 1A. In the event of a reduction in the demand for our consultants, our financial results would suffer.

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

In addition, we are required periodically, and at least annually, to assess the recoverability of certain assets, including deferred tax assets, long-lived assets and goodwill. Downturns in the U.S. and international economies could adversely affect our evaluation of the recoverability of deferred tax assets, long-lived assets and goodwill. Although the additional tax valuation allowances and the impairment of long-lived assets and goodwill are non-cash expenses, they could materially affect our future financial results and financial condition.

The market for professional services is highly competitive, and if we are unable to compete effectively against our competitors, our business and operating results could be adversely affected.

We operate in a competitive, fragmented market, and we compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include: consulting firms; local, regional, national and international accounting and other traditional professional services firms; independent contractors; traditional and Internet-based staffing firms; and the in-house or former in-house resources of our clients. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry.

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

Risks Related to Human Capital Resources

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

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. At various times, such professionals can be in great demand, particularly in certain geographic areas or if they have specific skill sets. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

•provide our consultants with either full-time or flexible-time employment;

•obtain the type of challenging and high-quality projects that our consultants seek;

•provide competitive compensation and benefits; and

•provide our consultants with flexibility as to hours worked and assignment of client engagements.

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

Further, due to legal restrictions prohibiting non-compete agreements in certain jurisdictions, we generally do not have non-compete agreements with our employees, including our senior management team, and, therefore, they could terminate their employment with us at any time. Our ability to retain the services of members of our senior management and other key employees could be impacted by a number of factors, including competitors’ hiring practices or the effectiveness of our compensation programs. If members of our senior management or other key employees leave us for any reason, they could pursue other employment opportunities with our competitors or otherwise compete with us. If we are unable to retain the services of these key personnel or attract and retain other qualified and experienced personnel on acceptable terms, our business, financial condition and operating results could be adversely affected.

Significant increases in wages or payroll-related costs could have a material adverse effect on our financial results.

We are required to pay a number of federal, state and local payroll related costs for our employees and consultants, including providing certain benefits such as medical insurance, paid time off and sick leave, and paying unemployment taxes, workers’ compensation insurance premiums and claims, and FICA and Medicare taxes. These costs could be increased by changes to local laws and regulations. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.

Risks Related to Our Business Operations and Initiatives

Our business depends upon our ability to secure new projects from clients and renew expired contracts, and we could be adversely affected if we fail to do so.

We generally do not have long-term agreements with our clients for the provision of services and our clients may terminate engagements with us at any time. The success of our business is dependent on our ability to secure new projects from clients or to renew expired contracts with clients. For example, our business is likely to be materially adversely affected if we are unable to secure new client projects because of improvements in our competitors’ service offerings, because of a change in government regulatory requirements, because of an economic downturn decreasing the demand for outsourced professional services, or for other reasons. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of in-house procurement groups that manage their relationship with service providers.

If we are not able to replace the revenue from our expired client contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. On the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition, or that we will be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes client relationships and/or our professional reputation could make it substantially more difficult for us to compete successfully for new engagements and qualified consultants. To the extent our client relationships and/or professional reputation deteriorate, our revenue and operating results could be adversely affected.

Our financial results could suffer if we are unable to achieve or maintain a suitable pay/bill ratio.

Our consultant cost structure is primarily variable in nature, and our profitability depends to a large extent on the level of pay/bill ratio achieved. Our failure to maintain or increase the hourly rates we charge our clients for our services or to pay an adequate and competitive rate to our consultants in order to maintain a suitable pay/bill ratio could compress our gross margin and adversely impact our profitability.

The pay rates of our consultants are affected by a number of factors, including:

•the skill sets and qualifications our consultants possess;

•the competition for talent; and

•current labor market and economic conditions.

The billing rates of our consultants are affected by a number of factors, including:

•our clients’ perception of our ability to add value through our services;

•the market demand for the services we provide;

•introduction of new services by us or our competitors;

•our competition and the pricing policies of our competitors; and

•current economic conditions.

If we are unable to achieve a desirable pay/bill ratio, our financial results could materially suffer. In addition, a limited number of clients are requesting certain engagements be a fixed fee rather than our traditional hourly time and materials approach, thus shifting a portion of the burden of financial risk and monitoring to us.

We derive significant revenue and profits from contracts awarded through a competitive bidding process, which can impose substantial costs on us, and we will lose revenue and profits if we fail to compete effectively.

We derive significant revenue and profits from contracts that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including the:

•Substantial cost and managerial time and effort that we spend to prepare bids and proposals;

•Need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope; and

•Opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that negatively affect our operating results, but we may lose the opportunity to operate in the market for the services provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed, or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Our contracts typically contain provisions that allow our clients to terminate or modify these contracts at their convenience on short notice. If a client terminates one of our contracts for convenience, we generally can only bill the client for work completed prior to the termination, plus any commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

We may be unable to realize the level of benefit that we expect from our restructuring initiatives, which may adversely impact our business and results of operations.

We may be unable to realize some or all of the anticipated benefits of restructuring initiatives we have undertaken, which may adversely impact our business and results of operations. In response to changes in industry and market conditions, we have undertaken in the past, and may undertake in the future, restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. For example, we initiated a global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan”) in September 2020. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, office consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control.

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

Our recent digital expansion and technology transformation efforts may not be successful, which could adversely impact our growth and profitability.

One of our primary areas of focus for fiscal 2021 and fiscal 2022 is digital expansion, which includes the development and launch of our human cloud platform aimed at introducing a new way for clients and talent alike to engage with us and expanding go-to-market penetration for the business we acquired from Veracity. We are also making investments in the transformation of our technology systems to keep up with technological changes that impact the needs of our clients, the delivery of our services and the efficiency of our back-office operations. These investments require significant capital expenditures. If we are unable to execute these initiatives successfully, we may not realize our anticipated return on investment and may not be able to realize the benefits expected, which could adversely impact our growth and profitability.

We may not be able to build an efficient support structure as our business continues to grow and transform.

As our business continues to grow and transform, we may not be able to build an efficient support structure. For example, in fiscal 2020 we launched our Borderless Talent initiative in response to the Pandemic to evolve towards and facilitate a virtual operating model. With this initiative, we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on workload, not zip code. The successful implementation of such initiatives requires adjusting and strengthening of our business operations, financial and talent management systems, procedures and controls and compliance, which may increase our total operating costs and adversely impact our profitability and growth.

New business strategies and initiatives, such as these, can be time consuming for our management team and disruptive to our operations. New business initiatives could also involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. These events could cause material harm to our business, operating results or financial condition.

We may not be able to grow our business, manage our growth or sustain our current business.

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Beginning late in fiscal 2017, we embarked on several new strategic initiatives, including the implementation of a new operating model to be more center led instead of geographically focused, to drive growth and scale. As noted above, we undertook the North America and APAC Plan in March 2020 and the European Plan in September 2020 to analyze our physical geographic footprint and real estate spend in those areas. We have worked to focus investment dollars in high growth core markets for greater impact and to shift to a virtual operating model in certain other markets. There can be no assurance we will be able to maintain or expand our market presence in our current locations, successfully enter other markets or locations or successfully operate our business virtually without a physical presence in all our markets. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

•grow new client base and penetrate our existing client base;

•expand profitably into new geographies;

•drive growth in core markets, key industry verticals and solution offerings such as digital transformation services;

•provide additional professional service offerings;

•hire qualified and experienced consultants;

•maintain margins in the face of pricing pressure; and

•manage costs

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

Our international activities require us to confront and manage several risks and expenses we would not face if we conducted our operations solely in the U.S. Any of these risks or expenses could cause a material negative effect on our operating results. These risks and expenses include:

•difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

•exposure to labor laws and regulations in foreign countries;

•expenses associated with customizing our professional services for clients in foreign countries;

•foreign currency exchange rate fluctuations when we sell our professional services in denominations other than U.S. dollars;

•protectionist laws and business practices that favor local companies;

•political and economic instability in some international markets;

•multiple, conflicting and changing government laws and regulations;

•trade barriers;

•compliance with stringent and varying privacy laws in the markets in which we operate;

•compliance with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010 and the anti-bribery laws of other countries;

•reduced protection for intellectual property rights in some countries;

•potentially adverse tax consequences; and

•restrictions on the ability to repatriate profits to the U.S. or otherwise move funds.

We have acquired, and may continue to acquire, companies, and these acquisitions could disrupt our business.

We have acquired several companies, including two in each of fiscal 2020 and fiscal 2018, and we may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

•diversion of management’s attention from other business concerns;

•failure to integrate the acquired company with our existing business;

•failure to motivate, or loss of, key employees from either our existing business or the acquired business;

•failure to identify certain risks or liabilities during the due diligence process;

•potential impairment of relationships with our existing employees and clients;

•additional operating expenses not offset by additional revenue;

•incurrence of significant non-recurring charges;

•incurrence of additional debt with restrictive covenants or other limitations;

•addition of significant amounts of intangible assets, including goodwill, that are subject to periodic assessment of impairment, with such non-cash impairment potentially resulting in a material impact on our future financial results and financial condition;

•dilution of our stock as a result of issuing equity securities; and

•assumption of liabilities of the acquired company.

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

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand names are important to our business. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. In fiscal 2020, we launched a significant global rebranding initiative. However, there can be no assurance that our rebranding initiative will result in a positive return on investment. In addition, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent use of our trademarks by others. Further, not all of our trademarks were successfully registered in all of our desired countries. Accordingly, we may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons. For example, a judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. In addition, third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities as well as significant damages, fees and costs. If such a claim was made and we were required to change our name or any of our marks, the value of our brand may diminish and our results of operations and financial condition could be adversely affected.

Risks Related to Information Technology, Cybersecurity and Data Protection

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, ransomware attacks, or other interruptions or damage stemming from power outages, equipment failure or unintended or unauthorized usage by employees. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including ransomware attacks, cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems and result in a significant disruption of our business and potentially significant payments to restore the networks and systems. We review and update our systems and have implemented processes and procedures to protect against security breaches and unauthorized access to our data. Despite our implementation of security controls, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in the past we have experienced cyber security incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations; however, there is no assurance that such impacts will not be material in the future. In addition, our transition of certain of our employees to remote working during the Pandemic could also increase our vulnerability to risks related to our hardware and software systems, including risks of phishing and other cybersecurity attacks. Our systems may be subject to additional risk introduced by software that we license from third parties. This licensed software may introduce vulnerabilities within our own operations as it is integrated with our systems, or as we provide client services through partnership agreements.

It is also possible our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third party claims against us and reputational harm, including statutory damages under California law, regulatory penalties and significant costs of breach investigation, remediation and notification. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Legal and Regulatory Risks

Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, and require notice to individuals of privacy practices;

give individuals certain access, correction and deletion rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach.

In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries. Under the European General Data Protection Regulation (the “GDPR”), data transfers from the European Union to the United States are generally prohibited unless certain measures are followed. Significantly, the Court of Justice of the European Union issued a decision in 2020 in the Schrems II case that invalidated one of the mechanisms, the Privacy Shield, and called into question another mechanism, the Standard Contractual Clauses (“SCC”). The European Commission recently adopted a new set of SCCs. Complying with the enhanced obligations imposed by the GDPR may result in additional costs to our business and require us to amend certain of our business practices.

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Other U.S. states, including California and South Carolina, have also recently enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, and we expect other states will follow suit. As these laws continue to evolve, we may be required to make changes to our systems, services, solutions and/or products to enable us and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.

Failure to comply with governmental, regulatory and legal requirements or with our company-wide Code of Business Conduct and Ethics, Compliance Policy for Anti-Bribery and Anti-Corruption Laws, Insider Trading Policy, and other policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation.

We are subject to governmental, regulatory and legal requirements in each jurisdiction in which we operate. While we seek to remain in compliance with such legal and regulatory requirements, there may be changes to regulatory schemes in jurisdictions in which we operate that are outside our control and our efforts to remain in compliance with such changes may adversely affect our business and operating results.

We have a robust Code of Business Conduct and Ethics, Compliance Policy for Anti-Bribery and Anti-Corruption Laws, Insider Trading Policy, and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees, consultants and independent contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Exchange Act and publicly traded on the Nasdaq Stock Market, our executive officers, outside directors, employees, consultants and independent contractors are required to comply with the prohibitions against insider trading of our securities. Nonetheless, we cannot assure our stakeholders that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, consultants or independent contractors, or others who are subject to our policies and procedures could damage our reputation in the U.S. and internationally, which could adversely affect our existing client relationships or adversely affect our ability to attract and retain new clients, or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions, which could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits.

We may be legally liable for damages resulting from the actions of our employees, the performance of projects by our consultants or for our clients’ mistreatment of our personnel.

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

Because we are in the business of placing our personnel in the workplaces of other companies, we are subject to possible claims by our personnel alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We may also be subject to similar claims from our clients based on activities by our personnel. We may also be subject to claims of or relating to wrongful termination, violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of undocumented noncitizens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some cases, we are contractually obligated to indemnify our clients against such risks. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain personnel and clients. We could also be subject to injunctive relief, criminal investigations and/or charges, monetary damages or fines that may be significant, or other material adverse effects on our business. To reduce our exposure, we maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims.

In addition, the use or misuse of social media by our employees or others could reflect negatively on us or our clients and could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for the use or misuse of social media may not adequately compensate us for the damages caused by such use or misuse and consequences arising from such actions.

Changes in applicable tax laws or adverse results in tax audits or interpretations could have a material adverse effect on our business and operating results.

We are subject to income and other taxes in the U.S. at the federal and state level and also in foreign jurisdictions. Future changes in applicable tax laws and regulations, including changes in tax rates in the jurisdictions in which we operate, are outside our control and are difficult to predict given the political, budgetary and other challenges. Such changes could adversely affect our business and operating results.

We are also subject to periodic federal, state and local tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on us.

Reclassification of our independent contractors by foreign tax or regulatory authorities could have an adverse effect on our business model and/or could require us to pay significant retroactive wages, taxes and penalties.

Internationally, our consultants are a blend of employees and independent contractors. Independent contractor arrangements are more common abroad than in the U.S. due to the labor laws, tax regulations and customs of the international markets we serve. However, changes to foreign laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification could require classification of consultants as employees. Such reclassification could have an adverse effect on our business and results of operations, could require us to pay significant retroactive wages, taxes and penalties, and could force us to change our contractor business model in the foreign jurisdictions affected.

Risks Related to Our Corporate and Capital Structure

It may be difficult for a third party to acquire us, and this could depress our stock price.

Delaware corporate law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could also discourage proxy contests and make it difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that future investors are willing to pay for our shares. These provisions:

•authorize our board of directors to establish one or more series of undesignated preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•divide our board of directors into three classes of directors, with each class serving a staggered three-year term. Because the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may make it difficult to change the composition of the board of directors;

•prohibit cumulative voting in the election of directors which, if not prohibited, could allow a minority stockholder holding a sufficient percentage of a class of shares to ensure the election of one or more directors;

•require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•state that special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;

•establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•provide that certain provisions of our certificate of incorporation and bylaws can be amended only by supermajority vote (a 66 2/3% majority) of the outstanding shares. In addition, our board of directors can amend our bylaws by majority vote of the members of our board of directors;

•allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•provide that the authorized number of directors may be changed only by resolution of the board of directors.

The terms of our credit facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have a $120.0 million secured revolving credit facility which is available through October 17, 2022. We are subject to various operating covenants under the credit facility which restrict our ability to, among other things, incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. The credit facility also requires us to comply with financial covenants limiting our total funded debt, minimum fixed charge coverage ratio and maximum leverage ratio. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the credit facility. Our inability to maintain our credit facility could materially and adversely affect our liquidity and our business.

Our credit facility bears a variable rate of interest that is based on the London Interbank Offered Rate (“LIBOR”) which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future.

Borrowings under our credit facility bear interest at a rate per annum of either, at the Company’s option, (i) LIBOR plus a margin or (ii) an alternate base rate plus a margin, with the applicable margin depending on the Company’s consolidated leverage ratio. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. While regulators in various jurisdictions have been working to replace LIBOR, it is unclear whether new agreed-upon benchmark rates will be established. Although our credit facility provides for alternative reference rates, such alternative reference rates and the consequences of the phase-out of LIBOR cannot be entirely predicted at this time. An alternative reference rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness, impacting our financial condition and results of operations. Additionally, the U.S. or global financial markets may be disrupted as a result of the phase-out of LIBOR, which could also have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

As of May 29, 2021, we maintained 27 domestic offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Irvine, California	Atlanta, Georgia	Cranberry Township, Pennsylvania
Los Angeles, California (2)	Chicago, Illinois	Philadelphia, Pennsylvania
Mountain View, California	Oakbrook Terrace, Illinois	Pittsburgh, Pennsylvania
Sacramento, California	Indianapolis, Indiana	Fort Worth, Texas
Santa Clara, California	Detroit, Michigan	Dallas, Texas
San Diego, California	Parsippany, New Jersey	Houston, Texas
San Francisco, California	New York, New York	Seattle, Washington
Denver, Colorado	Charlotte, North Carolina	Richmond, Virginia
Tampa, Florida	Cleveland, Ohio

As of May 29, 2021, we maintained 22 international offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Tokyo, Japan	Shanghai, People’s Republic of China
Muenster, Germany	Petaling Jaya, Malaysia	Manila, Philippines
Munich, Germany	Mexico City, Mexico	Seoul, South Korea
Cologne, Germany	Amsterdam (Utrecht), Netherlands	Singapore
Dusseldorf, Germany	Beijing, People’s Republic of China	Zurich, Switzerland
Berlin, Germany	Hong Kong, People’s Republic of China	Taipei, Taiwan
Bangalore, India	Guangzhou, People’s Republic of China	London, United Kingdom
Mumbai, India

Other Segments utilize all offices in Germany and one of the offices in Los Angeles, California, and share our office in New York, New York with RGP. All remaining offices are utilized by RGP. Our corporate offices are located in Irvine, California. We own an approximately 57,000 square foot office building in Irvine, California, of which we occupied approximately 40,000 square feet as of May 29, 2021, including space occupied by our Orange County, California practice. Approximately 13,000 square feet is leased to independent third parties, and 4,000 square feet is vacant.

ITEM 3.    LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “RGP.” As of July 14, 2021, the last reported sales price on Nasdaq of our common stock was $13.71 per share and the approximate number of holders of record of our common stock was 38 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we declared a dividend of $0.14 per share of common stock during each quarter in fiscal 2021 and 2020, and $0.13 per share of common stock during each quarter in fiscal 2019. On April 15, 2021, our board of directors declared a regular quarterly dividend of $0.14 per share of our common stock. The dividend was paid on June 10, 2021 to stockholders of record at the close of business on May 13, 2021. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our board of directors.

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

There were no repurchases of our common stock during the fourth quarter of fiscal 2021.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock against the cumulative total return of each of the Russell 3000 Index, a customized peer group consisting of eight companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services, in each case for the five years ended May 29, 2021. The graph assumes $100 was invested at market close on May 27, 2016 in our common stock and in each index (based on prices from the close of trading on May 27, 2016), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	For the Fiscal Years Ended
	May 27, 2016	May 27, 2017	May 26, 2018	May 25, 2019	May 30, 2020	May 29, 2021
Resources Connection, Inc.	$100.00	$83.95	$112.14	$110.21	$81.16	$112.47
Russell 3000	$100.00	$117.69	$135.42	$138.80	$154.71	$222.64
SIC Code 8742 - Management Consulting	$100.00	$106.08	$99.95	$127.42	$150.54	$187.10
Peer Group	$100.00	$96.97	$155.39	$160.80	$163.56	$242.55

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

ITEM 6.    RESERVED

On November 19, 2020, the SEC adopted certain amendments to Regulation S-K, including to remove and reserve Item 301 thereof. The final rules became effective on February 10, 2021. The Company has chosen to adopt the recent amendments and omit the disclosure formerly required by Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors.” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements” above for further explanation.

Overview

Resources Global Professionals is a global consulting firm helping clients match the right professional talent needed to tackle transformation, change and compliance challenges. As a next-generation human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations, and transformations. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients, consultants and partners’ success.

Disrupting the professional services industry since our founding in 1996, we are the “now of work” – attracting the best talent in an increasingly fluid gig-oriented environment. Based in Irvine, California, with offices worldwide, our agile human capital model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our agile professional services model quickly aligns the right resources for the work at hand with speed and efficiency. Our approach to workforce strategy uniquely positions us to help our clients transform their businesses and workplaces. See Part 1, Item 1 “Business” for further discussions about our business and operations.

Key Transformation Initiatives

Over the last several years, we have made strides to ensure our company is truly global, scalable and distinctive in our culture and approach to professional services. We completed a number of transformative enterprise initiatives including cultivating a more robust sales culture, adopting a center-led operating model for sales, talent and delivery, refreshing the RGP brand, and developing a digital pathway to serve our clients through building and commercializing our digital engagement platform and enhancing our consulting capabilities in the digital transformation space.

To optimize our sales organization, we aligned our sales process using tools such as Salesforce.com and implemented a new incentive compensation program focused on driving growth in our business with the appropriate metrics. In addition, we focused on client-centricity, including the establishment of our Strategic Client Account Program to serve a set of our largest global multi-national clients with a dedicated account team and our key industry vertical in healthcare. We will continue to invest in building broader and deeper relationships in these important clients to enhance the stickiness of our revenue stream.

Under the new operating model, we realigned our organizational structure, largely defined by functional area rather than on an office location basis. We reorganized our Advisory and Project Services function, a team of seller-doer professionals whose primary responsibility is to shepherd sales pursuits and engagement delivery on our more complex projects. We believe this team deepens the scoping conversation, achieves value-oriented pricing and improves delivery management through greater accountability and a more seamless customer experience.

Through an extensive brand refresh project, we adopted a new brand identity focused on our human-centered approach to serving clients and engaging with our consultants. We believe the continued development of our new brand will attract and retain both clients and consultants, supporting future revenue growth.

Over recent years, explosive technological innovation has fueled the rise of digital transformation as a corporate imperative. Our clients have been forced to rethink the way they do business to stay ahead and compete with digitally native new entrants. In order to support our clients – including these digitally native businesses—we have evolved significantly to help clients solve their digital needs including automation, functional process redesign and technology migration. We acquired Veracity in 2019 to help us build end-to-end digital solutions for our clients who strive to automate workflows and increase collaboration – which has become even more important given the increasingly virtual nature of today’s workforce as a result of the Pandemic.

As the Pandemic struck in the fourth quarter of our fiscal 2020, we evolved our business to be more virtual and borderless. We launched the Borderless Talent initiative, changing our employment paradigm and client delivery model by finding and matching qualified talent with appropriate skill sets for specific project needs on a global basis. As remote work became more mainstream, our borderless talent management and deployment further enhanced our capabilities to serve multinational clients in a seamless manner, broadened our client reach in markets where we do not have a physical presence, allowed for improved operation efficiency while offering clients and consultants more choice and agility. As the economy opens up, our ability to flex seamlessly between traditional on-premise and virtual models will offer greater optionality in how we deliver projects and our go-to-market motion. Supply and demand alignment is a key operating principle which we believe can be truly streamlined in a world of borderless talent. Removing the constraint of geo-fencing our consultants based on locality has opened up new avenues of opportunity for both our clients and our talent. This enables us to attract and retain talent on a broader geographic basis and allows for additional opportunities in terms of prospect cultivation, client engagement and project delivery.

For RGP’s clients specifically, the Pandemic has hastened the shift to fluid talent strategies as a dynamic force for improving corporate performance. In other words, in a world filled with technology change, demographic shifts, and economic uncertainty, having the right talent in the right place at the right time has become an imperative to compete and thrive in today’s business environment. As we move into more of a post-pandemic environment, the added dimension of evolving labor preferences toward remote work, additional flexibility and increased choice, has resulted in drastic changes to the human capital marketplace. These factors explain why a growing number of large enterprises now define staffing needs with agility in mind. We believe the agile talent strategies that are taking hold today, play to our strengths and capabilities.

Fiscal 2021 Strategic Focus Areas

Our strategic focus areas in fiscal 2021 were:

•Furthering our digital expansion through the launch of our human cloud platform and expanded go-to-market penetration for the business we acquired from Veracity

•Growing our core business through our strategic client and industry vertical programs

•Right sizing and controlling our cost structure globally, and optimizing our operations to achieve higher operating leverage

Our primary area of focus for fiscal 2021 was digital expansion and we have made solid strides in this area. We are substantially ready to pilot our human cloud platform with select clients in the fall of calendar 2021, which introduces a new way for clients and talent alike to engage with us. Our efforts also include expanding the go-to-market penetration for Veracity and launching a new Digital Technology Practice in the Asia Pacific region, which is expected to enhance our abilities to provide digital transformation and technology consulting services from strategy and roadmap to technical implementation. Our focus on introducing Veracity more broadly to our client base and integrating Veracity with the rest of the RGP business operations has generated positive returns throughout fiscal 2021, with Veracity revenue growing 39.2% compared to fiscal 2020 and the Technology and Digital solution offerings becoming one of the key drivers for accelerating the overall RGP revenue recovery during fiscal 2021. We believe the Pandemic and the resulting increase in virtual or remote delivery arrangements have and will continue to accelerate digital transformation agendas in our existing client base and create opportunities for us to engage with new clients.

The second focus area for this fiscal year was building our core business, including through the growth of our strategic client and key industry vertical programs, particularly in healthcare. The continued evolution of our delivery model to be more flexible, virtual and borderless has allowed us to expand opportunities within existing core clients and markets as well as to uncover opportunities to effectively serve new clients in new markets. We are working to further penetrate our existing core accounts at a time when many are looking to reduce fixed costs by moving toward more flexible workforce strategies and building relationships with higher value partners for project execution needs. We are also actively extending our offerings to new buyers within these organizations – like Chief Digital, Chief People and Chief Marketing Officers. We see strong growth momentum in our biggest clients and robust opportunity in the healthcare industry from pharmaceutical to medical device to payor and provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. We believe these client needs align well with the capabilities of our dedicated industry group.

Finally, with the goal to strengthen the business and right size our cost structure globally, we have substantially completed our restructuring initiatives across North America, APAC and Europe. The North America and APAC Plan, which we initiated in the fourth quarter of fiscal 2020, and the European Plan which we initiated in the second quarter of fiscal 2021 (collectively, the “ Restructuring Plans”), consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and core high growth clients; and (ii) a strategic rationalization of our physical geographic footprint and real estate spend to focus investment dollars on high growth core markets for greater impact. As of May 29, 2021, we have substantially completed the reduction in force under the Restructuring Plans, and recognized substantially all of the associated expected employee termination costs. Additionally, we made solid progress in executing our real estate exit strategy, with all of the planned lease terminations in Europe and 79% of the planned lease terminations in North America completed as of May 29, 2021, generating substantial savings in occupancy costs. We expect to continue to push for a more virtual footprint beyond the

Restructuring Plans, although the exact amount and timing of the expenses and resulting payments associated with our real estate exit plans are subject to a number of variables which may not be within our control, such as the condition of the real estate/leasing market. We believe the successful execution of the Restructuring Plans has allowed us to operate with agility, resilience and efficiency heading into fiscal 2022.

See Note 13 – Restructuring Activities in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and “Results of Operations” below for additional disclosures regarding the impact of the Restructuring Plans on our results of operations and cash flows during the year ended May 29, 2021.

COVID-19 Impact and Outlook

The Pandemic has adversely impacted our business in the past year including, among other things, reducing demand for or delaying client decisions to procure our services. In response to the Pandemic, we evolved our operating model to be more virtual and borderless. The move to virtual and borderless talent helped us manage supply and demand more efficiently, which resulted in faster revenue generation and reduced consultant turnover, mitigating the negative impact of the Pandemic.

During fiscal 2021, our revenue declined 10.5% from the prior year, or 10.2% on a same day constant currency basis, as the Pandemic started to impact the Company on a worldwide basis in the fourth quarter of fiscal 2020. We reached a trough in our revenue during the first quarter of fiscal 2021 and have since experienced a steady recovery in each sequential quarter thereafter. By the fourth quarter of fiscal 2021, our revenue, although declined 3.5% year over year, exceeded the prior year quarter on a same day constant currency basis by 1.2%. Given the timing of our fiscal period and the latent impact of the Pandemic in the fourth quarter of fiscal 2020, we did not yet see the full impact of the recovery from the Pandemic in our results in the fourth quarter of fiscal 2021. While the adverse financial impact of the Pandemic is undeniable, it has also accelerated certain macro trends that we believe allow us to operate from a position of strength. These include the increased use of contingent talent, virtual or remote delivery becoming mainstream and new client attitudes toward borderless talent models. The increasing value that CEO and other C-suite decision-makers place on workforce flexibility and agility helped propel the robust momentum in our professional staffing revenue growth in fiscal 2021. In strengthening our core business, we expect to continue to evolve our client engagement and talent delivery model to take advantage of these important shifts.

As further described in “Fiscal 2021 Strategic Focus Areas” above, we have substantially completed our restructuring initiatives across the globe as of the end of fiscal 2021. We believe these actions initiated ahead of the onset of the Pandemic have enabled us to operate with greater agility, as we seek to ensure our organizational health and resilience, and weather the challenges associated with the Pandemic. In order to strengthen our liquidity during the Pandemic, we took proactive measures to increase our cash on hand including, but not limited to, borrowing $39 million under our secured revolving credit facility in the fourth quarter of fiscal 2020, reducing discretionary spending, and focusing on receivables collections efforts. We also elected to defer the deposit of our employer portion of social security taxes from April to December 2020, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Due to our focused efforts to contain costs and manage working capital, we generated healthy cash flows from our operations to afford the ability to repay a total of $45 million on our borrowings during fiscal 2021 and another $10 million subsequently on June 9, 2021. In addition, we elected to repay a total of $6.3 million in deferred deposit of our employer portion of social security taxes prior to May 29, 2021. See “Liquidity and Capital Resources” below for additional information. Until we have further visibility into the continued lingering impact of the Pandemic on the global economy, we will remain focused on the health of our balance sheet and liquidity, cost containment and strategic allocation of resources to drive key growth initiatives in core markets and the expansion of our digital capabilities.

As of the close of fiscal 2021, our operations have stabilized in a majority of the markets in which we operate, although we expect that some lingering adverse effects of the Pandemic could continue into fiscal 2022. The full extent to which the Pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.

Heading into fiscal 2022, we are encouraged by the revenue acceleration and the continued improvements in sales and pipeline metrics, including win percentage, close won amount and average deal size, as well as the continued recovery of our average bill rate, as our clients rebound from the challenges caused by the Pandemic and resume or increase their discretionary spending, especially on advisory projects driven by digital transformation imperatives as a result of the Pandemic, and continue to shift towards a more agile workforce model. With sustained strength in our pipeline and accelerated revenue conversion, we remain optimistic about our position to capitalize on the positive dynamic of an economy in continued recovery.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations included in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The following represents a summary of our critical accounting policies and estimates, defined as those policies and estimates we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues that require management’s most subjective or complex judgments.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. As of May 29, 2021 and May 30, 2020, we had an allowance for doubtful accounts of $2.0 million and $3.1 million, respectively. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results.

Income taxes — In order to prepare our Consolidated Financial Statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any income subject to taxation in each jurisdiction together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect our future financial result. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Operations, an adjustment of tax expense may need to be recorded and this adjustment may materially affect our future financial results and financial condition. We also evaluate our uncertain tax positions and only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percentage likelihood of being realized upon settlement. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. As of May 29, 2021 and May 30, 2020, a valuation allowance of $13.3 million and $11.1 million was established on deferred tax assets totaling $31.9 million and $25.1 million, respectively. Our income tax for the years ended May 29, 2021, May 30, 2020 and May 25, 2019 was a benefit of $2.5 million, an expense of $6.9 million and an expense of $16.5 million, respectively. Our total liability for unrecognized tax benefits was $0.9 million and $0.8 million as of May 29, 2021 and May 30, 2020, respectively.

Revenue recognition — Revenues are recognized when control of the promised service is transferred to our clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues from contracts are recognized over time, based on hours worked by our professionals. The performance of the agreed-upon service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most likely amount method prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Changes in estimates would result in cumulative catch-up adjustments and could materially impact our financial results. Rebates recognized as contra-revenue for the years ended May 29, 2021, May 30, 2020 and May 25, 2019 were $2.6 million, $1.4 million and $1.5 million, respectively.

Stock-based compensation — Under our 2020 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, restricted stock units, performance stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock in accordance with the terms of the plan.

We estimate the fair value of stock-based payment awards on the date of grant as described below. We determine the estimated value of restricted stock and restricted stock unit awards using the closing price of our common stock on the date of grant. We have elected to use the Black-Scholes option-pricing model for our stock options and stock purchased under our ESPP which takes into account assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options. We use our historical volatility over the expected life of the stock option award and ESPP option award to estimate the expected volatility of the price of our common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.14 per share for each quarter during fiscal 2021 and 2020 and $0.13 per share for each quarter during fiscal 2019) is also incorporated in determining the estimated value per share of employee stock option grants and purchases under our ESPP. Such dividends are subject to quarterly board of director approval. Our expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers, and the expected life of grants under our ESPP is 6 months. We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist.

In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for the years ended May 29, 2021, May 30, 2020 and May 25, 2019 was $6.6 million, $6.1 million and $6.6 million, respectively.

Valuation of long-lived assets — For long-lived tangible and intangible assets, including property and equipment, right-of-use assets, and finite-lived intangible assets, we assess the potential impairment periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. We performed our assessment of potential qualitative impairment indicators of long-lived assets, including property and equipment, right-of-use assets outside of exited markets, and finite-lived intangible assets as of May 29, 2021. We determined that for such long-lived assets, no impairment indicators were present as of May 29, 2021, and no impairment charge was recorded during fiscal 2021. For right-of-use assets within exited markets as we continue to execute the Restructuring Plans and move towards a more virtual footprint in certain markets, we assess the potential impairment whenever an impairment indicator was present. For further discussion regarding impairment of right-of-use assets in exited markets, see Note 13 – Restructuring Activities in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could result in an impairment in the future. Although the impairment is a non-cash expense, it could materially affect our future financial results and financial condition.

Valuation of goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We evaluate goodwill for impairment annually on the last day of our fiscal year, and whenever events indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. In assessing the recoverability of goodwill, we make a series of assumptions including forecasted revenue and costs, estimates of future cash flows, discount rates and other factors, which requires significant judgment. A potential impairment in the future, although a non-cash expense, could materially affect our financial results and financial condition.

In testing the goodwill of our reporting units for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of each of our reporting units is less than their respective carrying amounts. If it is deemed more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is needed and goodwill is not impaired. Otherwise, the next step is a quantitative comparison of the fair value of the reporting unit to its carrying amount. We have the option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete. If the reporting unit’s carrying amount is greater than the estimated fair value, then a non-cash impairment charge is recorded for the amount of the difference, not exceeding the total amount of goodwill allocated to the reporting unit.

Under the quantitative analysis, the estimated fair value of goodwill is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying revenue and EBITDA multiples to each reporting unit’s operating performance. The multiples are derived from guideline public companies with similar operating and investment characteristics to our reporting units, and are evaluated and adjusted, if needed, based on specific characteristics of the reporting units relative to the selected guideline companies. The market approach requires us to make a series of assumptions that involve significant judgment, such as the selection of comparable companies and the evaluation of the multiples. The income approach estimates fair value based on our estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects the relevant risks associated with each reporting unit and the time value of money. The income approach also requires us to make a series of assumptions that involve significant judgment, such as discount rates, revenue projections and adjusted EBITDA margin projections. We estimate our discount rates on a blended rate of return considering both debt and equity for comparable guideline public companies. We forecast our revenue and adjusted EBITDA margin based on historical experience and internal forecasts about future performance.

The following is a discussion of our goodwill impairment tests performed during fiscal 2021.

Second Quarter 2021 Goodwill Impairment Test

As further discussed in Note 2 – Summary of Significant Accounting Policies and Note 18 – Segment Information and Enterprise Reporting in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and in “Operating Results of Segment” below, effective in the second quarter of fiscal 2021, we revised our historical one segment position and identified the following new operating segments: RGP, taskforce and Sitrick, each of which represents a reporting unit. Concurrent with the segment change, we completed a goodwill impairment assessment using the quantitative analysis, as further discussed above, and concluded that no goodwill impairment existed immediately before or after the change in segment reporting. We reallocated goodwill to the new reporting units on the relative fair value basis.

2021 Annual Goodwill Impairment Analysis

We performed our annual goodwill impairment test as of May 29, 2021 on our three reporting units. Considering the recent quantitative goodwill impairment analysis completed and the conclusion reached, we elected to perform a qualitative analysis and assessed the relevant events and circumstances to determine if it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount. We considered such events and circumstance including, macroeconomic factors, industry and market conditions, financial performance indicators and measurements, and other factors. Based on our assessment of these factors, we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying value, and no further testing is needed. We concluded that there was no goodwill impairment as of May 29, 2021.

While we believe that the assumptions underlying our quantitative and qualitative assessment are reasonable, these assumptions could have a significant impact on whether or not a non-cash impairment charge is recognized and also the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

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

Purchase agreements related to certain business acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. These contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities in our Consolidated Balance Sheets and are remeasured to fair value at each reporting period, with any change in fair value being recognized in the applicable period’s results of operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies). We utilize the Monte Carlo simulation model and estimate fair value of the contingent consideration based on unobservable input variables related to meeting the applicable contingency conditions as per the terms of the applicable agreements. Total contingent consideration liabilities were $7.1 million and $7.9 million as of May 29, 2021 and May 30, 2020, respectively. Contingent consideration adjustment was an expense of $4.5 million and $0.8 million, respectively, for the years ended May 29, 2021 and May 30, 2020, respectively, and a benefit of $0.6 million for the year ended May 25, 2019.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

Our operating results for the periods indicated are expressed as a percentage of revenue below. The fiscal years ended May 29, 2021, May 30, 2020 and May 25, 2019 consisted of 52, 53, and 52 weeks, respectively. (Amounts in thousands, except percentages.)

	For the Years Ended
	May 29,		May 30,		May 25,
	2021		2020		2019
Revenue	$629,516	100.0%	$703,353	100.0%	$728,999	100.0%
Direct cost of services	388,112	61.7	427,870	60.8	446,560	61.3
Gross profit	241,404	38.3	275,483	39.2	282,439	38.7
Selling, general and administrative expenses	209,326	33.3	228,067	32.4	223,802	30.7
Amortization of intangible assets	5,228	0.8	5,745	0.8	3,799	0.5
Depreciation expense	3,897	0.6	5,019	0.8	4,679	0.6
Income from operations	22,953	3.6	36,652	5.2	50,159	6.9
Interest expense, net	1,600	0.2	2,061	0.3	2,190	0.3
Other income	(1,331)	(0.2)	(637)	(0.1)	-	-
Income before provision for income taxes	22,684	3.6	35,228	5.0	47,969	6.6
Income tax (benefit) expense	(2,545)	(0.4)	6,943	1.0	16,499	2.3
Net income	$25,229	4.0%	$28,285	4.0%	$31,470	4.3%

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
	Three Months Ended		Three Months Ended		For the Years Ended
Revenue by Geography	May 29,	February 27,	May 29,	May 30,	May 29,	May 30,
	2021	2021	2021	2020	2021	2020
(Amounts in thousands, except number of business days)	(Unaudited)		(Unaudited)		(Unaudited, except for GAAP amounts)
North America
As reported (GAAP)	$141,518	$127,913	$141,518	$148,568	$512,777	$580,185
Currency impact	(4)		(384)		8
Business days impact	(8,709)		8,685		6,105
Same day constant currency revenue	$132,805		$149,819		$518,890

Europe
As reported (GAAP)	$19,371	$17,751	$19,371	$18,383	$72,496	$74,546
Currency impact	37		(1,817)		(4,679)
Business days impact	316		1,570		938
Same day constant currency revenue	$19,724		$19,124		$68,755

Asia Pacific
As reported (GAAP)	$11,429	$10,967	$11,429	$11,618	$44,243	$48,622
Currency impact	222		(405)		(1,241)
Business days impact	(188)		711		870
Same day constant currency revenue	$11,463		$11,735		$43,872

Total Consolidated
As reported (GAAP)	$172,318	$156,631	$172,318	$178,569	$629,516	$703,353
Currency impact	255		(2,606)		(5,912)
Business days impact	(8,581)		10,966		7,913
Same day constant currency revenue	$163,992		$180,678		$631,517

Number of Business Days
North America (1)	65	61	65	69	252	255
Europe (2)	62	63	62	67	253	257
Asia Pacific (2)	62	61	62	66	247	252

(1) This represents the number of business days in the U.S.
(2) This represents the number of business days in the countries in which the revenues are most concentrated within the geography.

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

	Three Months Ended		For the Years Ended
	May 29,	May 30,	May 29,	May 30,	May 25,
	2021	2020	2021	2020	2019
	(Amounts in thousands, except percentages)
Net income	$23,248	$4,067	$25,229	$28,285	$31,470
Adjustments:
Amortization of intangible assets	1,104	1,592	5,228	5,745	3,799
Depreciation expense	943	1,106	3,897	5,019	4,679
Interest expense, net	284	535	1,600	2,061	2,190
Income tax (benefit) expense	(7,814)	2,948	(2,545)	6,943	16,499
Stock-based compensation expense	1,674	1,408	6,613	6,057	6,570
Restructuring costs	(185)	4,982	8,260	4,982	-
Contingent consideration adjustment	1,460	1,914	4,512	794	(590)
Adjusted EBITDA	$20,714	$18,552	$52,794	$59,886	$64,617
Revenue	$172,318	$178,569	$629,516	$703,353	$728,999
Adjusted EBITDA Margin	12.0%	10.4%	8.4%	8.5%	8.9%

Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net income or other cash flow data prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity. Further, a limitation of our non-GAAP financial measures is they exclude items detailed above that have an impact on our GAAP reported results. Other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, these non-GAAP financial measures should not be considered a substitute but rather considered in addition to performance measures calculated in accordance with GAAP.

Year Ended May 29, 2021 Compared to Year Ended May 30, 2020

Percentage change computations are based upon amounts in thousands. Fiscal 2021 consisted of 52 weeks while fiscal 2020 consisted of 53 weeks.

Revenue.  Revenue decreased $73.8 million, or 10.5%, to $629.5 million for the year ended May 29, 2021 from $703.4 million for the year ended May 30, 2020. Billable hours decreased by 10.4% year-over-year in fiscal 2021, while the average bill rate remained relatively consistent between the two periods. In fiscal 2021, we approached pricing opportunistically with certain clients when warranted but remained cautious to recover concessions and rebates extended during the Pandemic. On a same day constant currency basis, revenue decreased $71.8 million, or 10.2%, to $631.5 million for the year ended May 29, 2021 from $703.4 million for the year ended May 30, 2020.

The following table represents our GAAP consolidated revenues by geography:

	For the Years Ended
	May 29,		May 30,
	2021		2020
	(Amounts in thousands, except percentages)
North America	$512,777	81.5%	$580,185	82.5%
Europe	72,496	11.5	74,546	10.6
Asia Pacific	44,243	7.0	48,622	6.9
Total	$629,516	100.0%	$703,353	100.0%

Revenue declined across all geographies during fiscal 2021 as compared to fiscal 2020 due to the adverse impact of the Pandemic and fewer business days in each geography in fiscal 2021.

North America experienced the most significant decline at 11.6%. Revenue level troughed during the first quarter of fiscal 2021 and has since recovered steadily in each quarter thereafter as uncertainties related to the Pandemic began to subside beginning in the second fiscal quarter as vaccine development advanced. We experienced sustained improvement in revenue momentum, especially in the fourth quarter, as both pipeline and sales productivity continued to pick up, resulting from the combination of better operational execution and some level of pent-up demand, especially in advisory projects, as clients begin to resume their discretionary spending and continue to accelerate their digital and workforce paradigm transformations. Certain macro trends accelerated by the Pandemic, including increased use of contingent talent and the shift towards a more agile workforce model also helped propel the momentum in professional staffing in fiscal 2021. Our European and Asia Pacific region experienced similar trends as North America in fiscal 2021 due to the Pandemic, albeit with a more modest decline of 2.7% and 9.0%, respectively. Europe’s revenue decline of $2.1 million in fiscal 2021 was driven by the decline in revenue of $2.6 million as a result of exiting certain markets in connection with our restructuring initiative, partially offset by revenue growth in certain other European markets, as we continue to adopt an integrated global go-to-market approach to focus on serving our tier one multi-national clients in this region. Despite sporadic COVID-19 outbreaks in certain parts of Asia in the second half of fiscal 2021, revenue in Asia Pacific returned to pre-Pandemic level by the end of the fourth quarter.

To capitalize on the upward momentum in the macro environment across all three geographies, we focused our efforts on our strategic client accounts, core markets, key solution offerings as well as key industry verticals, and drove meaningful acceleration and growth in the second half of the fiscal year. During the fourth quarter of fiscal 2021, we achieved a 16.9% rebound in consolidated revenue compared to the first quarter trough in fiscal 2021. Although still a decline of 3.5% year over year, revenue in the fourth quarter of fiscal 2021 improved 1.2% from the prior year quarter on the same day constant currency basis. Given the timing of our fiscal period and the latent impact of the Pandemic in the fourth quarter of fiscal 2020, we did not yet see the full impact of the recovery from the Pandemic in our results in the fourth quarter of fiscal 2021.

Direct Cost of Services.  Direct cost of services decreased $39.8 million, or 9.3%, to $388.1 million for the year ended May 29, 2021 from $427.9 million for the year ended May 30, 2020. The decrease is primarily due to a 10.4% decrease in billable hours between the two periods offset slightly by a 2.0% increase in the average consultant pay rates from fiscal 2020 to fiscal 2021.

Direct cost of services as a percentage of revenue was 61.7% for the year ended May 30, 2021 compared to 60.8% for the year ended May 30, 2020. The increased percentage compared to the prior year was partially attributable to an increase in the pay/bill ratio of 60 basis points, as the 0.8% increase in average bill rate was outpaced by the 2.0% increase in average pay rate during fiscal 2021 compared to fiscal 2020. This was primarily caused by a more opportunistic pricing approach with certain clients, while offering competitive pay rates to consultants as the labor market continues to tighten. Additionally, the increase in non-billable pay and unfavorable healthcare costs further contributed to the increased direct cost of services as a percentage of revenue. These negative impacts were partially offset by lower passthrough revenue from client reimbursement and less holiday pay due to the timing of the Memorial Day holiday which occurred after our fiscal 2021 year-end. Our target direct cost of services percentage is 60%.

The number of consultants on assignment at the end of fiscal 2021 was 2,902 compared to 2,495 at the end of fiscal 2020.

Selling, General and Administrative Expenses (“SG&A”).  SG&A expenses were $209.3 million, or 33.3% as a percentage of revenue, for the fiscal year ended May 29, 2021 compared to $228.1 million, or 32.4% as a percentage of revenue, for the fiscal year ended May 30, 2020. Contingent consideration and restructuring costs contributed $12.8 million and $5.8 million to SG&A expense in fiscal 2021 and 2020, respectively. Excluding contingent consideration and restructuring costs, SG&A expense improved $25.7 million, or 11.6%, compared to fiscal 2020. Management compensation and bonus and occupancy costs were reduced by $12.5 million and $3.5 million, respectively, compared to the prior year, primarily as a result of the restructuring initiatives the Company undertook at the end of fiscal 2020 and one less week included in fiscal 2021 compared to fiscal 2020. The Company continued to benefit from its virtual work environment and disciplined cost measures, reducing general business expenses by $5.7 million compared to the prior year. Additionally, the Company reduced its bad debt expense by $1.9 million compared to the prior year, as strengthened collections drove improvement in accounts receivable aging. The Company reduced its legal costs by $2.0 million primarily due to its continued spending discipline and the recovery of $1.0 million of legal costs during fiscal 2021 related to a collection case. Contingent consideration expense was $4.5 million in fiscal 2021 compared to $0.8 million in fiscal 2020.

Restructuring charges. We initiated our North America and APAC Plan in March 2020 and the European Plan in September 2020. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, as further discussed in Note 18 – Segment Information and Enterprise Reporting in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Restructuring costs for the years ended May 29, 2021 and May 30, 2020 were as follows (in thousands):

	For the Year Ended May 29, 2021			For the Year Ended May 30, 2020
	North America	European		North America	European
	and APAC Plan	Plan	Total	and APAC Plan	Plan	Total
Employee termination costs	$1,024	$4,838	$5,862	$3,927	$-	$3,927
Real estate exit costs	1,052	666	1,718	1,055	-	1,055
Other costs	-	680	680	-	-	-
Total restructuring costs	$2,076	$6,184	$8,260	$4,982	$-	$4,982

For further information on our restructuring initiatives, please refer to Note 13 – Restructuring Activities in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and “Fiscal 2021 Strategic Focus Areas” above.

Amortization and Depreciation Expense.  Amortization of intangible assets was $5.2 million and $5.7 million in fiscal 2021 and fiscal 2020, respectively. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by the amortization of identifiable intangible assets acquired through Veracity and certain internally developed software put in service in the second quarter of fiscal 2021. Depreciation expense was $3.9 million and $5.0 million in fiscal 2021 and fiscal 2020, respectively. The decrease in depreciation expense was primarily due to computer equipment becoming fully-depreciated in periods prior to fiscal 2021, and the write-off of leasehold improvement as part of the real estate exit initiatives executed under the Restructuring Plans.

Other Income. Other income for fiscal 2021 was $1.3 million compared to $0.6 million for fiscal 2020. Other income in fiscal 2021 was primarily related to government COVID-19 relief funds received globally. Other income in fiscal 2020 was primarily related to the gain on the settlement of a pre-acquisition claim with the seller of Accretive, an acquisition completed in fiscal 2018.

Interest Expense, Net. Net interest expense for fiscal 2021, including commitment fees, was $1.6 million compared to $2.1 million in fiscal 2020. The decrease was due to a lower average interest rate in fiscal 2021 as compared to the prior fiscal year.

Income Taxes. Income tax was a benefit of $2.5 million (effective tax benefit rate of approximately 11.2%) for the year ended May 29, 2021 compared to an expense of $6.9 million (effective tax rate of approximately 19.7%) for the year ended May 30, 2020. We operate in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions, and fluctuations in the consolidated effective tax rate reflect the changes in the mix of earnings (losses) in these jurisdictions. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in the profitability of our international operations. The income tax benefit for fiscal 2021 was primarily related to our tax planning strategies under which we elected to make certain changes to the capitalization of fixed assets, resulting in an NOL carryback permitted under the CARES Act. As a result, we recognized a discrete tax benefit of $12.8 million in the fourth quarter of fiscal 2021, resulting in an overall effective tax benefit rate of 11.2% and an expected federal tax refund in the amount of $34.0 million that we expect to file for within the next 12 months. The prior year effective tax rate of 19.7% was primarily a result of a $6.6 million discrete tax benefit from the deduction of the investment basis in four European entities upon their dissolutions.

We recognized a breakeven and a net tax benefit of $0.2 million from compensation expense related to stock options, restricted stock awards, restricted stock units and disqualifying dispositions under our ESPP during fiscal 2021 and fiscal 2020, respectively.

We review the components of both book and taxable income to prepare the tax provision. There can be no assurance that our effective tax rate will remain constant in the future because of the lower benefit from the United States statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, our election to change certain tax methods, and the unpredictability of timing and the amount of disqualifying dispositions of certain stock options. Based upon current economic circumstances and our business performance, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

We have maintained a position of being indefinitely reinvested in our foreign subsidiaries’ earnings by not expecting to remit foreign earnings in the foreseeable future. Being indefinitely reinvested does not require a deferred tax liability to be recognized on the foreign earnings. Management’s indefinite reinvestment position is supported by:

•RGP in the United States has generated more than enough cash to fund operations and expansion, including acquisitions. RGP uses its excess cash to, at its discretion, return cash to stockholders through dividend payments and stock repurchases.

•RGP has sufficient cash flow from operations in the United States to service its debt and other current or known obligations without requiring cash to be remitted from foreign subsidiaries.

•Management’s growth objectives include allowing cash to accumulate in RGP’s profitable foreign subsidiaries with the expectation of finding strategic expansion plans to further penetrate RGP’s most successful locations.

•The consequences of distributing foreign earnings have historically been deemed to be tax inefficient for RGP or not materially beneficial.

Operating Results of Segment

As discussed in Business Segments in Item 1, Note 2 – Summary of Significant Accounting Policies and Note 18 – Segment Information and Enterprise Reporting in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we revised our historical one segment position and identified the following new operating segments effective in the second quarter of fiscal 2021 to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources: RGP, taskforce, and Sitrick. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

The following table presents our operating results by segment. All prior year periods presented in the table and referenced below were recast to reflect the impact of the preceding segment changes (amounts in thousands, except percentages).

	For the Years Ended
	May 29,		May 30,
	2021 (2)		2020 (2)
Revenues:
RGP	$587,620	93.3%	$662,475	94.2%
Other Segments	41,896	6.7	40,878	5.8
Total revenues	$629,516	100.0%	$703,353	100.0%

Adjusted EBITDA:
RGP	$77,589	147.0%	$87,836	146.7%
Other Segments	3,580	6.8	2,601	4.3
Reconciling Items (1)	(28,375)	(53.8)	(30,551)	(51.0)
Total Adjusted EBITDA	$52,794	100.0%	$59,886	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) Fiscal year 2020 consisted of 53 weeks. Fiscal year 2021 consisted of 52 weeks.

Revenue by Segment

RGP – RGP revenue decreased $74.9 million, or 11.3%, in fiscal 2021 compared to fiscal 2020, primarily as a result of a 10.8% decline in billable hours year-over-year. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of May 29, 2021 was 2,795 compared to 2,407 as of May 30, 2020.

Other Segments – Other Segments’ revenue for fiscal 2021 increased $1.0 million, or 2.5%, compared to fiscal 2020. The revenue growth was primarily due to the continued revenue synergy generated from combining RGP Germany to operate under taskforce despite the adverse impact from the Pandemic and the more recent COVID-19 lock-downs in Germany.

The number of consultants on assignment under Other Segments as of May 29, 2021 was 107 compared to 88 as of May 30, 2020.

Adjusted EBITDA by Segment

RGP – RGP adjusted EBITDA decreased $10.2 million, or 11.7%, in fiscal 2021, compared to fiscal 2020. Adjusted EBITDA margin decreased slightly by 6 basis points to 13.2% in fiscal 2021. Compared to the prior year, revenue decreased $74.9 million, which was partially offset by the decrease in cost of services of $42.0 million and significant cost savings of $22.0 million primarily in SG&A costs attributed to RGP. The trend in revenue, cost of services and other costs and expenses at RGP year-over-year is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ adjusted EBITDA improved $1.0 million, or 37.6%, in fiscal 2021 compared to fiscal 2020. Adjusted EBITDA margin increased by 220 basis points to 8.5% in fiscal 2021. The improvement in adjusted EBITDA and EBITDA margin was primarily attributable to the $2.1 million improvement in SG&A year-over-year, partially offset by higher cost of services as a percentage of revenue, mostly driven by lower utilization of fixed salaried consultants.

Year Ended May 30, 2020 Compared to Year Ended May 25, 2019

For a comparison of our results of operations at the consolidated level for the fiscal years ended May 30, 2020 and May 25, 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 30, 2020, filed with the SEC on July 27, 2020 (File No. 0-32113).

Operating Results of Segment

As discussed in Business Segments in Item 1, Note 2 – Summary of Significant Accounting Policies and Note 18 – Segment Information and Enterprise Reporting in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we reorganized our reporting segments in fiscal 2021, and the discussion and analysis for our reporting segments set forth below conform to the current presentation of our reporting segments. Amounts in thousands, except percentages.

	For the Years Ended
	May 30,		May 25,
	2020 (2)		2019 (2)
Revenues:
RGP	$662,475	94.2%	$689,602	94.6%
Other Segments	40,878	5.8	39,397	5.4
Total revenues	$703,353	100.0%	$728,999	100.0%

Adjusted EBITDA:
RGP	$87,836	146.7%	$87,728	135.8%
Other Segments	2,601	4.3	3,323	5.1
Reconciling Items (1)	(30,551)	(51.0)	(26,434)	(40.9)
Total Adjusted EBITDA	$59,886	100.0%	$64,617	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) Fiscal year 2020 consisted of 53 weeks. Fiscal year 2019 consisted of 52 weeks.

Revenue by Segment

RGP – RGP revenue decreased $27.1 million, or 3.9%, in fiscal 2020 compared to fiscal 2019, primarily as a result of a 3.5% decline in billable hours year-over-year while average bill rate remained relatively consistent between the two periods. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of May 30, 2020 was 2,407 compared to 2,858 as of May 25, 2019.

Other Segments – Other Segments’ revenue for fiscal 2020 increased $1.5 million, or 3.8%, compared to fiscal 2019. The improvement in revenue was primarily due to the continued strong revenue growth at taskforce since our acquisition in fiscal 2018.

The number of consultants on assignment under Other Segments as of May 30, 2020 was 88 compared to 107 as of May 25, 2019.

Adjusted EBITDA by Segment

RGP – RGP adjusted EBITDA increased $0.1 million, or 0.1%, in fiscal 2020, compared to fiscal 2019. Adjusted EBITDA margin increased by 50 basis points to 13.3% in fiscal 2020. Compared to the prior year, revenue decreased $27.1 million which was offset by a $20.1 million reduction in cost of services and cost savings of approximately $6.6 million primarily as a result of savings in general business expenses mainly attributable to cost containment measures and reduced business travel during the Pandemic and a decrease in internal consultants costs as we continued to leverage our existing resources more efficiently on various projects and initiatives. The trend in revenue, cost of services and other costs and expenses at RGP year-over-year is generally consistent with that at the consolidated level, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ adjusted EBITDA decreased $0.7 million, or 21.7%, in fiscal 2020 compared to fiscal 2019. Adjusted EBITDA margin decreased by 210 basis points to 6.4% in fiscal 2020. The decline in adjusted EBITDA margin was primarily attributable to higher sales commission costs at taskforce as a result of the revenue growth.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by our operations, our $120.0 million secured revolving credit facility with Bank of America (the “Facility”) and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception, and we continued to do so for the year ended May 29, 2021, despite significant additional cash payouts associated with the execution of our restructuring initiatives across our geographies. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns, such as the current one caused by the Pandemic. As of May 29, 2021, we had $74.4 million of cash and cash equivalents including $27.6 million held in international operations.

As described in Note 7 — Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we entered into a Credit Agreement, dated October 17, 2016, between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Credit Agreement”), which provides for a Facility for working capital and general corporate purposes, including potential acquisitions and stock repurchases. Until September 3, 2020, the Facility consisted of (1) a $90.0 million revolving loan facility (“Revolving Commitment”), which included a $5.0 million sublimit for the issuance of standby letters of credits, and (ii) a $30.0 million reducing revolving loan facility (“Reducing Revolving Commitment”), any amounts of which could not be reborrowed after being repaid. We entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with Bank of America, N.A. as lender on September 3, 2020, and the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) with Bank of America, N.A. as lender on May 25, 2021, both of which amended the terms of the Facility. The Fifth Amendment, among other things, (1) eliminated the $30.0 million Reducing Revolving Commitment and (2) increased the Revolving Commitment by $30.0 million to $120.0 million. The Sixth Amendment, among other things, (1) further revised the definition of Consolidated EBITDA in the Credit Agreement to include addbacks for certain restructuring costs, (2) included customary provisions relating to the transition from LIBOR as the benchmark interest rate under the Credit Agreement, including providing for a Benchmark Replacement option (as defined in the Credit Agreement) to replace LIBOR, and (3) decreased the interest rate floor as described below.

Borrowings under the Facility bear interest at a rate per annum of either, at our option, (i) a LIBOR interest rate defined in the Credit Agreement plus a margin or (ii) an alternate base rate, plus a margin, with the applicable margin depending on our consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. Prior to entering into the Fifth Amendment, the margin for loans based on LIBOR was 1.25% to 1.50%, and the margin for loans based on the alternate base rate was 0.25% to 0.50%, and the LIBOR interest rate floor was 0%. Effective upon entering into the Fifth Amendment, the appliable margin increased by 0.25% and the LIBOR interest rate floor increased to 0.25%. Effective upon entering into the Sixth Amendment, the LIBOR interest rate floor was removed and reverted to 0%. We pay an unused commitment fee on the average daily unused portion of the Facility, which, prior to entering into the Fifth Amendment, was a rate of 0.15% to 0.25% per annum depending on our consolidated leverage ratio and, effective upon entering into the Fifth Amendment, is 0.25% per annum. The unused commitment fee remains at 0.25% per annum under the Sixth Amendment.

The Facility expires on October 17, 2022. The Facility contains both affirmative and negative covenants. We were in compliance with all financial covenants under the Facility as of May 29, 2021 and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of the Facility. As of May 29, 2021, our borrowings on the Facility were $43.0 million outstanding under the Facility, bearing an average interest rate per annum of 1.93% and we had $1.3 million of outstanding letters of credit issued under the Facility.

The Pandemic has created significant uncertainty in the global economy and capital markets for a large part of fiscal 2021. While there appears to be more certainty and clarity in the macro environment and capital markets in the recent months, there could be lingering adverse effect into the remainder of calendar 2021 and beyond. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs and fund for our restructuring initiatives, systems and technology transformations and upgrades, and potential future contingent consideration payments associated with our acquisitions for at least the next 12 months and beyond.

During fiscal 2021, we paid approximately $6.5 million related to employee termination costs, consisting of $2.5 million under the North America and APAC Plan and $4.0 million under the European Plan. We currently estimate the cash requirement for completing the remaining restructuring actions to be in the range of $2 million to $4 million. The exact amount and timing of the expenses and resulting payments are subject to a number of variables which may not be within our control, such as the condition of the real estate/leasing market.

We also have certain contractual obligations, such as operating lease obligations and purchase obligations. At May 29, 2021, we had operating leases, primarily for office premises, and purchase obligations include payments due under various types of licenses, expiring at various dates through March 2028. As described further in Note 6 – Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we had a total of $33.2 million of minimum operating lease obligations. These minimum lease payments range from approximately $1.6 million to $11.2 million on an annual basis over the next five years. At May 29, 2021, we had purchase obligations of $2.3 million outstanding, including $1.9 million and $0.4 million expiring in fiscal 2022 and fiscal 2023, respectively. Our total liability for unrecognized tax benefits could also impact operating cash flows, which was $872,000 as of May 29, 2021, although we are unable to reasonably estimate the period during which this obligation may be incurred, if at all.

As described in Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the purchase agreements for Veracity and Expertence require cash earn-out payments to be made when certain performance conditions are met. We estimated the fair value of contingent liabilities under the Monte Carlo simulation model based on unobservable input variables related to meeting the applicable contingency conditions as per the terms of the applicable agreements. The estimated fair value of the contingent consideration liability as of May 29, 2021 was $7.1 million, all of which is due before the end of calendar 2021.

In March 2020, the CARES Act was enacted into law. The CARES Act includes provisions, among others, addressing the carryback of net operating losses (“NOLs”) for specific periods, and provides for deferral of the employer-paid portion of the social security payroll taxes. We have elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 until May of 2021 when we chose to make a partial payment of previously deferred payroll taxes in the amount of $6.3 million. As of May 29, 2021, $6.3 million of deferred payroll taxes remain and is expected to be paid in calendar 2022. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the net operating losses of fiscal 2021 to fiscal years 2016 to 2018. We recognized a discrete tax benefit of $12.8 million in the fourth quarter of fiscal 2021 and expect to file for a federal tax refund in the amount of $34.0 million within the next 12 months.

Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and in systems and technology. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity. In order to strengthen our liquidity during the Pandemic, we took proactive measures to increase our cash on hand including, but not limited to, borrowing of $39 million under our Facility in the fourth quarter of fiscal 2020, reducing discretionary spending, and focusing on receivables collections efforts. We repaid a total of $45 million on our borrowings during fiscal 2021, and another $10 million subsequently on June 9, 2021 as a result of our ability to generate adequate cash flows from operations and improved clarity in the capital market.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisition, we may seek to sell additional equity securities, increase use of our Facility, expand the size of our Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business or to pay dividends on our capital stock, which could have a material adverse effect on our operations, market position and competitiveness. Notwithstanding the potential liquidity challenges described above, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

However, we could be required, or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our ability to continue to adapt and efficiently serve our clients, our clients’ project needs in the future, and our clients’ financial health and ability to make timely payments on our receivables. A material adverse impact from the Pandemic could result in a need for us to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities.

Operating Activities, fiscal 2021 and 2020

Operating activities provided $39.9 million and $49.5 million in cash in fiscal 2021 and fiscal 2020, respectively. Cash provided by operations in fiscal 2021 resulted from net income of $25.2 million and net favorable non-cash reconciling adjustments of $33.9 million. These were partially offset by net unfavorable changes in operating assets and liabilities totaling $19.2 million, primarily consisting of an increase in income taxes receivable of $32.6 million as a result of certain tax method changes elected in the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022, which allowed us to recognize a tax benefit of $12.8 million in fiscal 2021, as described further in Note 8 – Income Taxes in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, partially offset by a decrease in trade accounts receivable of $11.4 million, mostly attributable to improved collection on our accounts receivable and an increase in accrued salaries and related obligations of $2.4 million primarily as a result of increased vacation accrual year-over-year. In fiscal 2020, cash provided by operations resulted from net income of $28.3 million and net favorable non-cash reconciling adjustments of $21.5 million. These amounts were partially offset by a net unfavorable change in operating assets and liabilities of $0.3 million primarily due to a $7.9 million decrease in accounts payable, a $6.8 million decrease in accrued salaries and related obligations and a $2.5 million increase in prepaid income taxes, partially offset by a $10.0 million decrease in trade accounts receivable and a $7.3 million increase in other liabilities.

Investing Activities, fiscal 2021 and 2020

Net cash used in investing activities was $3.8 million for fiscal 2021, compared to $26.8 million in fiscal 2020. We used $3.8 million of cash in fiscal 2021 to develop internal-use software and acquire property and equipment. In fiscal 2020, we used $30.3 million of cash (net of cash acquired) to acquire Veracity. We also redeemed $6.0 million of short-term investments in fiscal 2020, which we purchased in fiscal 2019.

Financing Activities, fiscal 2021 and 2020

The primary sources of cash in financing activities are borrowings under our Facility, cash proceeds from the exercise of employee stock options and proceeds from the issuance of shares purchased under our ESPP. The primary uses of cash in financing activities are repayments under the Facility, payment of contingent consideration, repurchases of our common stock and cash dividend payments to our stockholders.

Net cash used in financing activities totaled $59.5 million in fiscal 2021 compared to net cash provided by financing activities of $30.9 million in fiscal 2020. Net cash used in financing activities during the year ended May 29, 2021 consisted of repayments on the Facility of $45.0 million, cash dividend payments of $18.2 million, and the first Veracity contingent consideration payment, of which $3.0 million was categorized as financing (the remaining $2.3 million of the total $5.3 million Veracity year one contingent consideration payment was categorized as operating cash flow). These were partially offset by $6.8 million in proceeds received from ESPP share purchases and employee stock option exercises. Additional information regarding dividends is included in Note 11 — Stockholders’ Equity in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Net cash provided by financing activities of $30.9 million in fiscal 2020 consisted of $74.0 million of proceeds borrowed from the Facility and $10.3 million from the issuance of shares under ESPP and the exercise of employee stock options, partially offset by principal repayments of $29.0 million under the Facility, $17.6 million of cash dividend payments and $5.0 million for share repurchases.

For a comparison of our cash flow activities for the fiscal years ended May 30, 2020 and May 25, 2019, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 30, 2020, filed with the SEC on July 27, 2020 (File No. 0-32113).

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

At the end of fiscal 2021, we had approximately $74.4 million of cash and cash equivalents and $43.0 million of borrowings under our Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

We are exposed to interest rate risk related to fluctuations in the LIBOR rate. See “Sources and Uses of Liquidity” above and Note 7 – Long-Term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the interest rate on our Facility. At the current level of borrowing as of May 29, 2021 of $43.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk.  For the year ended May 29, 2021, approximately 20.2% of our revenues were generated outside of the United States. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-United States based operations, our reported results may vary.

Assets and liabilities of our non-United States based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 62.9% of our fiscal year-end balances of cash and cash equivalents were denominated in U.S. dollars. The remaining amount of approximately 37.1% was comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos and Chinese Yuan. The difference resulting from the translation in each period of assets and liabilities of our non-United States based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the Company) as of May 29, 2021, and May 30, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 29, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 29, 2021, and May 30, 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 29, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 23, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

As described in Note 2 and Note 4 to the financial statements, the Company’s consolidated goodwill balance was $216.8 million as of May 29, 2021. The Company performs its annual goodwill impairment test as of May 29, 2021, and also performed an interim test as of October 24, 2020, in connection with its change in operating segments. The impairment test is performed using a quantitative evaluation for each of its three reporting units based off of an income approach, under a discounted cash flow model, and a market approach, under a guideline public company method, which are then reconciled to determine the fair value of the reporting units. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When estimating the fair value of each reporting unit, management makes significant estimates and assumptions related to the specific circumstances of each reporting unit.

We have identified the valuation of goodwill for all reporting units as a critical audit matter primarily due to significant assumptions management makes in order to reach a determination as to the fair value of goodwill for each reporting unit. These significant assumptions include cash flow projections which include revenue, gross profit, expenses as well as the determination of the discount rate. Auditing management’s assumptions for the aforementioned items involves a high degree of auditor judgment and increased audit effort including the use of valuation specialists, due to the significant impact these assumptions have on the determination of fair value and potential impairment charges. Our audit procedures related to the Company’s valuation of goodwill included the following, among others:

•We obtained an understanding of the relevant controls related to the development of forecasted cash flow (revenue, gross profit and expenses) projections as well as the selection of discount rates and tested such controls for design and operating effectiveness.

•We evaluated management’s ability to forecast cash flow projections by comparing management’s estimates to historical trends and guideline public company information as well as evaluating management’s historical forecasts to actual results.

•We evaluated the reasonableness of expense reduction in the forecast through inquiry with management and inspection of Board of Director communication and reduction in force plan documents along with comparison to the results from operations since the plan was put place.

•We utilized a valuation specialist to assist in the following:

Developing independent estimates using a combination of historical and publicly available data to evaluate the reasonableness of the discount rate.

Assessing the reasonableness of growth and profitability data used in the determination of measures of performance that drive the valuation of reporting units under the market approach by comparing it to available market data.

Testing the mathematical accuracy of the calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2012.

Irvine, California

July 23, 2021

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

	May 29,	May 30,
	2021	2020
	(Amounts in thousands, except
	par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$74,391	$95,624
Trade accounts receivable, net of allowance for doubtful accounts of $2,032
and $3,067 as of May 29, 2021 and May 30, 2020, respectively	116,455	124,986
Prepaid expenses and other current assets	7,235	6,222
Income taxes receivable	37,184	4,167
Total current assets	235,265	230,999
Goodwill	216,758	214,067
Intangible assets, net	20,240	20,077
Property and equipment, net	20,543	23,644
Operating right-of-use assets	24,655	34,287
Deferred income taxes	1,691	1,597
Other assets	1,492	4,510
Total assets	$520,644	$529,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,987	$15,799
Accrued salaries and related obligations	55,513	52,407
Operating lease liabilities, current	10,206	11,223
Contingent consideration liabilities	7,129	4,970
Other liabilities	12,071	10,502
Total current liabilities	100,906	94,901
Long-term debt	43,000	88,000
Operating lease liabilities, noncurrent	20,740	30,672
Deferred income taxes	18,382	6,215
Other long-term liabilities	8,070	5,732
Total liabilities	191,098	225,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 64,626 and
63,910 shares issued, and 32,885 and 32,144 shares outstanding as of
May 29, 2021 and May 30, 2020, respectively	646	639
Additional paid-in capital	489,864	477,438
Accumulated other comprehensive loss	(7,393)	(13,862)
Retained earnings	367,229	360,534
Treasury stock at cost, 31,741 and 31,766 shares as of May 29, 2021 and
May 30, 2020, respectively	(520,800)	(521,088)
Total stockholders’ equity	329,546	303,661
Total liabilities and stockholders’ equity	$520,644	$529,181

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
	(Amounts in thousands, except
	per share amounts)
Revenue	$629,516	$703,353	$728,999
Direct cost of services, primarily payroll and related taxes
for professional services employees	388,112	427,870	446,560
Gross profit	241,404	275,483	282,439
Selling, general and administrative expenses	209,326	228,067	223,802
Amortization of intangible assets	5,228	5,745	3,799
Depreciation expense	3,897	5,019	4,679
Income from operations	22,953	36,652	50,159
Interest expense, net	1,600	2,061	2,190
Other income	(1,331)	(637)	-
Income before income tax (benefit) expense	22,684	35,228	47,969
Income tax (benefit) expense	(2,545)	6,943	16,499
Net income	$25,229	$28,285	$31,470
Net income per common share:
Basic	$0.78	$0.88	$1.00
Diluted	$0.78	$0.88	$0.98
Weighted average common shares outstanding:
Basic	32,444	31,989	31,596
Diluted	32,552	32,227	32,207
Cash dividends declared per common share	$0.56	$0.56	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
	(Amounts in thousands)
COMPREHENSIVE INCOME:
Net income	$25,229	$28,285	$31,470
Foreign currency translation adjustment, net of tax	6,469	(1,274)	(2,203)
Total comprehensive income	$31,698	$27,011	$29,267

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
	(Amounts in thousands, except per share amounts)
Balances as of May 26, 2018	61,252	$613	$429,578	29,638	$(486,722)	$(10,385)	$335,741	$268,825
Exercise of stock options	1,444	15	19,794	-	-	-	-	19,809
Stock-based compensation expense	-	-	6,358	-	-	-	-	6,358
Issuance of common stock under Employee
Stock Purchase Plan	358	3	4,496	-	-	-	-	4,499
Issuance of restricted stock out of treasury
stock to board of director members	-	-	-	(21)	510	-	(510)	-
Purchase of shares	-	-	-	1,849	(29,891)	-	-	(29,891)
Cash dividends declared ($0.52 per share)	-	-	-	-	-	-	(16,471)	(16,471)
Currency translation adjustment	-	-	-	-	-	(2,203)	-	(2,203)
Net income for the year ended May 25, 2019	-	-	-	-	-	-	31,470	31,470
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	376	3	5,122	-	-	-	-	5,125
Stock-based compensation expense	-	-	5,833	-	-	-	-	5,833
Issuance of common stock under Employee
Stock Purchase Plan	400	4	5,127	-	-	-	-	5,131
Cancellation of restricted stock	(13)	-	-	-	-	-	-	-
Issuance of restricted stock	10	-	-	-	-	-	-	0
Amortization of restricted stock issued out of	-
treasury stock to board of director members	-	-	(10)	(18)	15	-	(5)	-
Repurchase of shares	-	-	-	318	(5,000)	-	-	(5,000)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(17,976)	(17,976)
Issuance of common stock in connection with the	-
acquisition of Accretive	83	1	1,140	-	-	-	-	1,141
Currency translation adjustment	-	-	-	-	-	(1,274)	-	(1,274)
Net income for the year ended May 30, 2020	-	-	-	-	-	-	28,285	28,285
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	135	1	1,627	-	-	-	-	1,628
Stock-based compensation expense	-	-	5,720	-	-	-	-	5,720
Issuance of common stock under Employee
Stock Purchase Plan	506	5	5,058	-	-	-	-	5,063
Issuance of restricted stock	75	1	(1)	(25)	-	-	-	-
Amortization of restricted stock issued out of
treasury stock to board of director members	-	-	(160)	-	288	-	(102)	26
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,250)	(18,250)
Dividend equivalents on restricted stock	-	-	182	-	-	-	(182)	-
Currency translation adjustment	-	-	-	-	-	6,469	-	6,469
Net income for the year ended May 29, 2021	-	-	-	-	-	-	25,229	25,229
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$25,229	$28,285	$31,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,125	10,764	8,478
Stock-based compensation expense	6,613	6,057	6,570
Contingent consideration adjustment	4,512	794	(590)
Loss on disposal of assets	587	484	126
Impairment of operating right-of-use assets	935	649	-
Adjustment to allowance for doubtful accounts	(55)	1,840	1,540
Deferred income taxes	12,203	911	6,452
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	11,443	10,010	(5,690)
Prepaid expenses and other current assets	(868)	980	109
Income taxes	(32,590)	(2,472)	(4,324)
Other assets	513	(1,332)	(1,147)
Accounts payable and accrued expenses	(704)	(7,902)	(1,469)
Accrued salaries and related obligations	2,378	(6,810)	547
Other liabilities	622	7,265	1,549
Net cash provided by operating activities	39,943	49,523	43,621
Cash flows from investing activities:
Redemption of short-term investments	-	5,981	-
Purchase of short-term investments	-	-	(5,981)
Proceeds from sale of assets	3	105	-
Acquisition of Expertence, net of cash acquired	-	(254)	-
Acquisition of Veracity, net of cash acquired	-	(30,258)	-
Acquisition of property and equipment and internal-use software	(3,846)	(2,346)	(6,896)
Net cash used in investing activities	(3,843)	(26,772)	(12,877)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,726	5,125	19,809
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,063	5,131	4,499
Purchase of common stock	-	(5,000)	(29,891)
Payment of contingent consideration	(3,020)	(1,771)	(1,860)
Proceeds from Revolving Credit Facility	-	74,000	-
Repayments on Revolving Credit Facility	(45,000)	(29,000)	(20,000)
Cash dividends paid	(18,230)	(17,581)	(16,158)
Net cash (used in) provided by financing activities	(59,461)	30,904	(43,601)
Effect of exchange rate changes on cash	2,128	(1,076)	(568)
Net (decrease) increase in cash	(21,233)	52,579	(13,425)
Cash and cash equivalents at beginning of period	95,624	43,045	56,470
Cash and cash equivalents at end of period	$74,391	$95,624	$43,045

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals. Resources Global Professionals is a global consulting firm helping clients match the right professional talent needed to tackle change and transformational initiatives. As a next-generation human capital partner for its clients, the Company specializes in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations, and transformations. The Company’s principal markets of operations are the United States (“U.S.”), Europe, Asia Pacific, Mexico and Canada.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2019 and 2021 consisted of four 13-week quarters and included a total of 52 weeks of activity in the fiscal year. For fiscal year 2020, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks, with a total of 53 weeks of activity in the fiscal year.

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

Reporting Segments

Effective in the second quarter of fiscal 2021, the Company revised its historical one segment position and identified the following new operating segments to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources:

•RGP – a global business consulting practice which operates primarily under the RGP brand and focuses on project consulting and professional staffing services in areas such as finance and accounting, business strategy and transformation, risk and compliance, and technology and digital;

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

Each of these three segments reports through a separate management team to the Company’s Chief Executive Officer, who is designated as the Chief Operating Decision Maker for segment reporting purposes. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment. All prior-period comparative segment information was recast to reflect the current reportable segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. The change in segment reporting did not impact the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported totals for assets, liabilities, stockholders’ equity, cash flows or net income.

Risks and Uncertainties

The Pandemic has adversely impacted the Company’ business in the past year including, among other things, reducing demand for or delaying client decisions to procure its services. In response to the Pandemic, the Company evolved its operating model to be more virtual and borderless. The move to virtual and borderless talent helped the Company manage supply and demand more efficiently, which resulted in faster revenue generation and reduced consultant turnover, mitigating the negative impact of the Pandemic. During fiscal 2021, the Company’s revenue declined 10.5% compared to fiscal 2020, as the Pandemic started to impact the Company on a worldwide basis in the fourth quarter of fiscal 2020. The Company reached a trough in revenue during the first quarter of fiscal 2021 and has since experienced a steady recovery in each sequential quarter thereafter. By the fourth quarter of fiscal 2021, the revenue decline compared to the prior year quarter improved to 3.5% year over year, and revenue in the fourth quarter of fiscal 2021 exceeded the first quarter of fiscal 2021 by 16.9%.

In order to strengthen the Company’s liquidity during the Pandemic, the Company took proactive measures to increase its cash on hand including, but not limited to, borrowing $39 million under its $120.0 million secured revolving credit facility with Bank of America (the “Facility”) in the fourth quarter of fiscal 2020, reducing discretionary spending, and focusing on receivables collections efforts. The Company also elected to defer the deposit of its employer portion of social security taxes from April to December 2020, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Due to the focused efforts to contain costs and manage working capital, the Company’s cash flows from operations enabled it to repay a total of $45 million on its borrowings during fiscal 2021 and another $10 million subsequently on June 9, 2021. In addition, the Company repaid a total of $6.3 million in deferred deposit of the employer portion of social security taxes prior to May 29, 2021.

As of May 29, 2021, the Company had cash and cash equivalents of $74.4 million, and additional availability under the Facility of $75.7 million. Given its balance sheet and liquidity position, management believes that the Company has the financial flexibility and resources needed to operate in the current uncertain economic environment. However, if global economic conditions worsen as a result of the Pandemic, it could materially impact the Company’s liquidity position and capital needs.

The full extent to which the Pandemic impacts the Company’ business and financial results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.

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

Revenue Recognition

The Company generates substantially all of its revenues from providing professional consulting services to its clients. Revenues are recognized when control of the promised service is transferred to the Company’s clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues from contracts are recognized over time, based on hours worked by the Company’s professionals. The performance of the agreed-to service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most likely amount method, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.

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

The Company recognizes revenues primarily on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because it controls the services before they are transferred to the customers. The Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; c) is primarily responsible for fulfilling the promise to provide the service to the customer; and d) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services.

Reimbursements received from clients were $3.2 million, $9.4 million and $12.3 million for the years ended May 29, 2021, May 30, 2020 and May 25, 2019, respectively.

Commissions earned by the Company’ sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. The Company elected to apply the practical expedient to expense sales commissions as incurred as the expected amortization period is one year or less. Sales commissions are recorded in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations. During the years ended May 29, 2021, May 30, 2020, and May 25, 2019, sales commission expense was $5.9 million, $6.3 million, and $6.7 million, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. The Company invoices the majority of its clients on a weekly basis or, in certain circumstances, on a bi-weekly or monthly basis, and its typical arrangement of payment is due within 30 days. To a much lesser extent, in certain circumstances, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.3%, 0.4% and 0.5% of revenue for the years ended May 29, 2021, May 30, 2020 and May 25, 2019, respectively. Permanent placement fees were 0.6% of revenue for each of the years ended May 29, 2021, May 30, 2020 and May 25, 2019.

The Company’s contracts generally have termination for convenience provisions and do not have termination penalties. While clients are contractually obligated to pay the Company for all hours billed, the Company does not have long-term agreements with its clients for the provision of services and the Company’s clients may terminate engagements at any time. All costs of compensating the Company’s professionals are the responsibility of the Company and are included in direct cost of services.

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

Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares and common equivalent shares outstanding during the period, calculated using the treasury stock method. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost related to stock awards for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per share for the years ended May 29, 2021, May 30, 2020 and May 25, 2019 (in thousands, except per share amounts):

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019

Net income	$25,229	$28,285	$31,470
Basic:
Weighted average shares	32,444	31,989	31,596
Diluted:
Weighted average shares	32,444	31,989	31,596
Potentially dilutive shares	108	238	611
Total dilutive shares	32,552	32,227	32,207
Net income per common share
Basic	$0.78	$0.88	$1.00
Dilutive	$0.78	$0.88	$0.98
Anti-dilutive shares not included above	4,556	4,731	3,316

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

Level 3 – Unobservable inputs.

The following table shows the Company’s financial instruments that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	May 29, 2021			May 30, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability	$-	$-	$7,129	$-	$-	$7,898
Total liabilities	$-	$-	$7,129	$-	$-	$7,898

Contingent consideration liability presented in the table above is for estimated future contingent consideration cash payments related to the Company’s acquisitions. Total contingent consideration liabilities were $7.1 million and $7.9 million as of May 29, 2021 and May 30, 2020, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is remeasured on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisitions and Dispositions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

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

The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	(Write-offs)/	Ending
	Balance	Operations	Changes	Recoveries	Balance
Years Ended:
May 25, 2019	$1,640	$1,540	$-	$(660)	$2,520
May 30, 2020	$2,520	$1,840	$(18)	$(1,275)	$3,067
May 29, 2021	$3,067	$(55)	$4	$(984)	$2,032

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

Long-lived Assets

The Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test comprises two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company recorded right-of-use (“ROU”) assets impairment of $0.9 million and $0.6 million for the years ended May 29, 2021 and May 30, 2020, respectively, primarily associated with exiting certain real estate leases as part of its restructuring initiatives. The impairment charges are included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

Goodwill and Intangible Assets

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis in the fourth quarter of the fiscal year, or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. The Company’s interim and annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended May 29, 2021, May 30, 2020 and May 25, 2019, respectively.

The Company’s identifiable intangible assets include customer contracts and relationships, tradenames, backlog, consultant list, non-compete agreements and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from 17 months to ten years.

See Note 4 — Intangible Assets and Goodwill for a further description of the Company’s goodwill and intangible assets, including information about the Company’s goodwill impairment assessment in connection with its change in segment reporting effective in the second quarter of fiscal 2021.

Leases

The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2028. At May 29, 2021, the Company had no finance leases. The Company’s operating leases are primarily for real estates, which include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants. The Company has not entered into any real estate lease arrangements where it occupies the entire building. As such, the Company does not have any separate land lease components embedded within any of its real estate leases.

The Company determines if an arrangement is a lease at the inception of the contract. Specially, the Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the assets. The ROU assets represent the right to use the underlying assets for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s lease liability is recognized as of the lease commencement date at the present value of the lease payments over the lease term. The Company’s ROU asset is recognized as of the lease commencement date at the amount of the corresponding lease liability, adjusted for prepaid lease payments, lease incentives received, and initial direct costs incurred. The Company evaluates its ROU assets for impairment consistent with its policy for evaluating long-lived assets for impairment. See “Long-lived Assets” above. ROU assets are presented as operating right-of-use assets in the Company’s Consolidated Balance Sheets. Operating lease liabilities are presented as operating lease liabilities, current or operating lease liabilities, noncurrent in the Company’s Consolidated Balance Sheets based on their contractual due dates. Operating lease expense is recognized on a straight-line basis over the lease term, and is recognized in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

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

In some instances, the Company subleases excess office space to third party tenants. The Company, as sublessor, continues to account for the head lease. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, this indicates that the right-of-use asset associated with the head lease should be assessed for impairment under the long-lived asset impairment provisions. Sublease income is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

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

See Note 6 — Leases for a further description of the Company’s leases.

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards, restricted stock units, employee stock options awarded under the Company’s 2020 Performance Incentive Plan (the “2020 Plan”) and the Company’s 2014 Performance Incentive Plan (the “2014 Plan”), and employee stock purchases made via the Company’s 2019 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes valuation model for stock options and the closing price of the Company’s common stock on the date of grant for restricted stock awards and restricted stock units. The value of the portion of the award that is ultimately expected to vest is recognized on a straight-line basis as an expense over the requisite service periods. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods. Excess income tax benefits and deficiencies from stock-based compensation are recognized as a discrete item within the provision for income taxes on the Company’s Consolidated Statements of Operations. Stock options and restricted stock units typically vest over four years and restricted stock award vesting is determined on an individual grant basis under the 2014 Plan or the 2020 Plan.

See Note 14 — Stock-Based Compensation Plans for further information on the 2020 Plan and stock-based compensation.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Fiscal Year 2021

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

3. Acquisitions and Dispositions

The Company did not complete any acquisitions during the year ended May 29, 2021.

Prior Year Acquisitions

During fiscal 2020, the Company completed two acquisitions. The first acquisition, completed November 30, 2019, was Expertforce Interim Projects GmbH, LLC (“Expertence”), a leading provider of professional interim management services, based in Munich, Germany. With the acquisition of Expertence, the Company is able to offer a full range of project and management consulting services in the German market.  The Company paid an initial cash consideration of $0.4 million. The initial consideration is subject to final adjustments for the impact of working capital as defined in the purchase agreement.

In addition, the purchase agreement required earn-out payments to be made based on performance over an 18-month period that ended on May 31, 2021. The Company was obligated to pay the former owners of Expertence contingent consideration if certain revenue targets were achieved, up to a maximum of $0.3 million, and as a result, made payments of contingent consideration equal to $0.3 million in July 2021.  In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earnout period and applied a probability to each possible outcome.  Given the short duration of the earnout period, the fair value of contingent liability was measured on an undiscounted basis. The Company remeasures the fair value of the contingent consideration at each reporting period, and any change in fair value is recognized in the Company’s results of operations in the applicable period. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential revenue results. Given that the performance period has ended, the Company does not expect to make any future revisions to these assumptions to materially change the estimate of the fair value of contingent consideration.

Fair value of consideration transferred (in thousands):

Cash	$383
Estimated initial contingent consideration	305
Total	$688

The following table summarizes the final valuation of the assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

Cash and cash equivalents	$11
Accounts receivable	215
Prepaid expenses and other current assets	7
Intangible assets:
Computer software (24 months useful life)	184
Total identifiable assets	417
Accounts payable	196
Accrued expenses and other current liabilities	8
Deferred tax liability	59
Total liabilities assumed	263
Net identifiable assets acquired	154
Goodwill	534
Net assets acquired	$688

Results of operations of Expertence are included in the Consolidated Statements of Operations from the date of acquisition and is not material to the Company’s consolidated results of operations for the years ended May 29, 2021 and May 30, 2020. The amount of the acquisition costs incurred as included in the Consolidated Statements of Operations for the year ended May 30, 2020 was immaterial.

The second acquisition occurred on July 31, 2019 when the Company acquired Veracity Consulting Group, LLC (“Veracity”), a fast-growing, digital transformation firm based in Richmond, Virginia, that delivers innovative solutions to the Fortune 500 and leading healthcare organizations. The acquisition of Veracity was a critical step in accelerating the Company’s stated objective to enhance its digital capabilities and allows the Company to offer comprehensive end-to-end solutions to its clients by combining Veracity’s customer-facing offerings with the Company’s depth of experience in transforming the back office. The Company paid an initial cash consideration of $30.3 million (net of $2.1 million cash acquired). The initial consideration is subject to final adjustments for the impact of the Internal Revenue Code Section 338(h)(10) joint election between the Company and former owners of Veracity and working capital as defined in the purchase agreement.

In addition, the purchase agreement requires earn-out payments to be made in cash based on performance after each of the first and second anniversary of the acquisition date. The Company is obligated to pay the former owners of Veracity contingent consideration if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds are achieved. In determining the fair value of the contingent consideration liability, the Company used the Monte Carlo simulation modeling which included the application of an appropriate discount rate (Level 3 fair value). The Company remeasures the fair value of the contingent consideration at each reporting period, and any change in fair value is be recognized in the Company’s results of operations in the applicable period. The estimate of fair value of contingent consideration requires very subjective assumptions to be made, including various potential EBITDA results and discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

During the quarter ended August 24, 2019, the Company made an initial provisional allocation of the purchase price for Veracity based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill, in accordance with ASC 805, Business Combinations. The Company’s initial purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets and contingent consideration. During the three months ended November 23, 2019, the Company adjusted the previously reported provisional allocation of the purchase price to reflect new information obtained during the quarter, which resulted in changes in expected future performance and cash flows as of the acquisition date. There were no additional adjustments to the provisional purchase price allocation during the remainder of the measurement period.

The following table provides a summary of the final purchase price allocation.

Fair value of consideration transferred (in thousands):

Cash	$32,314
Estimated initial contingent consideration	6,290
Total	$38,604

Recognized final amounts of identifiable assets acquired and liabilities assumed (dollars in thousands):

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

During the years ended May 29, 2021 and May 30, 2020, the fair value of the Veracity contingent consideration liability increased by $4.5 million and $1.3 million, respectively.  Such amounts were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  In November 2020, the Company paid $5.3 million in contingent consideration to the former owners of Veracity relating to the first earn-out period. As of May 29, 2021, the contingent consideration liability related to Veracity for the second and final earn-out period was $6.8 million, all of which was included in Other current liabilities in the Consolidated Balance Sheet. As of May 30, 2020, the contingent consideration liability was $7.6 million, of which $5.0 million was included in Other current liabilities and $2.6 million was included in Other long-term liabilities in the Consolidated Balance Sheet.

Results of operations of Veracity are included in the Consolidated Statements of Operations from the date of acquisition. Veracity contributed $26.2 million to consolidated revenue and $6.6 million to income from operations during the year ended May 29, 2021, and $18.8 million to consolidated revenue and $4.1 million to income from operations during the year ended May 30, 2020. The Company incurred $0.6 million in acquisition costs which were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations during the year ended May 30, 2020.

Dispositions

As part of its restructuring initiatives in Europe, the Company completed or substantially completed the dissolution of certain of its foreign subsidiaries in Europe as of May 29, 2021. The dissolutions did not have a material impact on the Company’s financial condition, results of operations or cash flows for the year ended May 29, 2021. See Note 13 – Restructuring Activities for further information on the Company’s restructuring initiatives.

Prior Year Dispositions

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

4. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (dollars in thousands):

	As of May 29, 2021			As of May 30, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,941	$(9,918)	$14,023	$23,779	$(6,707)	$17,072
Tradenames (3-10 years)	5,164	(3,651)	1,513	4,960	(2,735)	2,225
Backlog (17 months)	1,210	(1,210)	-	1,210	(694)	516
Consultant list (3 years)	849	(849)	-	776	(718)	58
Non-compete agreements (3 years)	970	(970)	-	888	(821)	67
Computer software (2-3.5 years)	5,446	(742)	4,704	185	(46)	139
Total	$37,580	$(17,340)	$20,240	$31,798	$(11,721)	$20,077

The weighted-average useful lives of the customer contracts and relationships, tradenames, backlog, and computer software are approximately 7.2 years, 5.8 years, 1.4 years, and 3.3 years, respectively. The weighted-average useful life of all of the Company’s intangible assets is 6.2 years.

The Company recorded amortization expense of $5.2 million, $5.7 million, and $3.8 million for the years ended May 29, 2021, May 30, 2020 and May 25, 2019, respectively. The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

2022	$4,399
2023	4,190
2024	3,986
2025	3,123
2026	2,330
Total	$18,028

As further described in Note 18 – Segment Information and Enterprise Reporting, the Company changed its segment reporting effective in the second quarter of fiscal 2021, and reallocated goodwill to the new reporting units on the relative fair value basis. Concurrent with the segment change, the Company completed a goodwill impairment assessment, and concluded that no goodwill impairment existed immediately before or after the change in segment reporting.

The following table summarizes the activity in the Company’s goodwill balance. The prior year information was recast to reflect the impact of the preceding segment change. Amounts are in thousands.

	RGP	Other Segments	Total Company
Balance as of May 25, 2019	$186,170	$4,645	$190,815
Acquisitions (see Note 3)	22,953	534	23,487
Impact of foreign currency exchange rate changes	(165)	(70)	(235)
Balance as of May 30, 2020	$208,958	$5,109	$214,067
Impact of foreign currency exchange rate changes	430	2,261	2,691
Balance as of May 29, 2021	$209,388	$7,370	$216,758

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	May 29, 2021	May 30, 2020
Building and land	$14,244	$14,244
Computers, equipment and software	16,540	18,102
Leasehold improvements	15,609	19,903
Furniture	9,157	10,256
	55,550	62,505
Less: accumulated depreciation and amortization	(35,007)	(38,861)
	$20,543	$ $ 23,644

6. Leases

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	For the Years Ended
	May 29, 2021	May 30, 2020
Operating lease cost	$10,604	$12,308
Short-term lease cost	202	345
Variable lease cost	2,585	2,808
Sublease income	(913)	(610)
Total lease cost	$12,478	$14,851

The weighted average lease terms and discount rates for operating leases are presented in the following table:

	As of	As of
	May 29, 2021	May 30, 2020
Weighted average remaining lease term	3.7 years	4.3 years
Weighted average discount rate	3.92%	4.09%

Cash flow and other information related to operating leases is included in the following table (in thousands):

	For the Years Ended
	May 29, 2021	May 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$13,206	$13,311
Right-of-use assets obtained in exchange for new operating lease obligations	$2,235	$3,452

Future maturities of operating lease liabilities at May 29, 2021 are presented in the following table (in thousands):

Years Ending:	Operating Lease Maturity
May 28, 2022	$11,167
May 27, 2023	8,878
May 25, 2024	6,980
May 31, 2025	3,117
May 30, 2026	1,577
Thereafter	1,496
Total minimum payments	$33,215
Less: interest	(2,269)
Present value of operating lease liabilities	$30,946

The Company leases approximately 13,000 square feet of the approximately 57,000 square feet of a Company owned building located in Irvine, California to independent third parties and has operating lease agreements for sublet space with independent third parties expiring through fiscal 2025. Rental income received for the years ended May 29, 2021, May 30, 2020 and May 25, 2019 totaled $162,000, $210,000 and $240,000, respectively. Under the terms of these operating lease agreements, rental income from such third-party leases is expected to be $199,000, $219,000, $219,000 and $77,000 in fiscal 2022 through 2025, respectively.

7. Long-Term Debt

Pursuant to the terms of the Credit Agreement, dated October 17, 2016, between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Credit Agreement”), the Company has a $120.0 million Facility with Bank of America, which until September 3, 2020, consisted of (i) a $90.0 million revolving loan facility (“Revolving Commitment”), which included a $5.0 million sublimit for the issuance of standby letters of credit, and (ii) a $30.0 million reducing revolving loan facility (“Reducing Revolving Commitment”), any amounts of which may not be reborrowed after being repaid. The Company and Resources Connection LLC, as borrowers, entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with Bank of America, N.A. as lender on September 3, 2020, and the Sixth Amendment to the Credit Agreement (the

“Sixth Amendment”) with Bank of America, N.A. as lender on May 25, 2021, both of which amended the terms of the Facility. The Fifth Amendment, among other things, (1) eliminated the $30.0 million Reducing Revolving Commitment and (2) increased the Revolving Commitment by $30.0 million to $120.0 million. The Sixth Amendment, among other things, (1) further revised the definition of Consolidated EBITDA in the Credit Agreement to include addbacks for certain restructuring costs (2) included customary provisions relating to the transition from LIBOR as the benchmark interest rate under the Credit Agreement, including providing for a Benchmark Replacement option (as defined in the Credit Agreement) to replace LIBOR, and (3) decreased the interest rate floor as described below.

Borrowings under the Facility bear interest at a rate per annum of either, at the Company’s option, (i) a London Interbank Offered Rate (“LIBOR”) defined in the Facility plus a margin or (ii) an alternate base rate, plus a margin, with the applicable margin depending on the Company’s consolidated leverage ratio. The alternate base rate is the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate plus 1.0%. Prior to entering into the Fifth Amendment, the margin for loans based on LIBOR was 1.25% to 1.50%, the margin for loans based on the alternate base rate was 0.25% to 0.50%, and the LIBOR interest rate floor was 0%. Effective upon entering into the Fifth Amendment, the applicable margin increased by 0.25% and the LIBOR interest rate floor increased to 0.25%. Effective upon entering into the Sixth Amendment, the LIBOR interest rate floor was removed and reverted to 0%. The Company pays an unused commitment fee on the average daily unused portion of the Facility, which, prior to entering into the Fifth Amendment, was a rate of 0.15% to 0.25% per annum depending on the Company’s consolidated leverage ratio and, effective upon entering into the Fifth Amendment, is 0.25% per annum. The unused commitment fee remains at 0.25% per annum under the Sixth Amendment.

The Facility is available for working capital and general corporate purposes, including potential acquisitions and stock repurchases. The Company’s obligations under the Facility are guaranteed by all of the Company’s domestic subsidiaries and certain foreign subsidiaries, and secured by essentially all assets of the Company, Resources Connection LLC and their respective domestic and foreign subsidiaries, subject to certain customary exclusions. The Facility expires on October 17, 2022.

The Facility contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Facility requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Facility as of May 29, 2021.

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

The Company’s borrowings under the Facility were $43.0 million and $88.0 million as of May 29, 2021 and May 30, 2020, respectively. In addition, the Company had $1.3 million of outstanding letters of credit issued under the Facility as of both May 29, 2021 and May 30, 2020. As of May 29, 2021, there was $75.7 million remaining capacity under the Facility, and the interest rate on the Company’s borrowings under the Facility was 1.93%.

8. Income Taxes

The following table represents the current and deferred income tax (benefit) provision for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
Current
Federal	$(19,790)	$3,038	$5,068
State	3,256	1,302	2,278
Foreign	1,769	1,686	2,690
	(14,765)	6,026	10,036
Deferred
Federal	13,509	874	5,890
State	(1,341)	245	619
Foreign	52	(202)	(46)
	12,220	917	6,463
	$(2,545)	$6,943	$16,499

Income before income tax (benefit) expense is as follows (in thousands):

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
Domestic	$23,598	$36,148	$41,828
Foreign	(914)	(920)	6,141
	$22,684	$35,228	$47,969

The income tax (benefit) expense differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	9.0	3.6	4.9
Non-U.S. rate adjustments	3.1	0.9	1.3
Stock-based compensation	6.0	3.2	2.8
Long-term net capital gains	-	-	(6.1)
Foreign tax credit	-	-	9.3
Valuation allowance	7.8	4.1	(2.8)
Global Intangible Low-Taxed Income (“GILTI”)	-	0.9	1.1
Worthless Stock Deduction	-	(14.8)	-
Worthless Debt Deduction	-	(2.6)	-
FIN48	0.1	1.6	-
Permanent items, primarily meals and entertainment	0.8	2.0	1.4
Deferred tax impact of U.S. federal rate changes	-	-	0.1
Deferred tax impact of foreign rate changes	(1.9)	(0.2)	1.2
Prior year true-ups	(3.8)	-	-
Prior year interest and penalty	3.1	-	-
Federal rate benefit on NOL carryback	(56.3)	-	-
Other, net	(0.1)	-	0.2
Effective tax rate	(11.2)%	19.7%	34.4%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates.

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of	As of
	May 29,	May 30,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$268	$1,158
Accrued compensation	4,567	3,716
Accrued expenses	4,495	2,652
Stock options and restricted stock	4,435	4,870
Foreign tax credit	557	567
Net operating losses	16,931	12,018
State taxes	210	70
Property and equipment	410	-
Gross deferred tax asset	31,873	25,051
Valuation allowance	(13,263)	(11,069)
Gross deferred tax asset, net of valuation allowance	18,610	13,982
Deferred tax liabilities:
Property and equipment	-	(547)
Outside basis difference - Sweden investment	(259)	(263)
IRC Section 481(a) adjustment	(16,786)	-
Goodwill and intangibles	(18,256)	(17,790)
Net deferred tax liability	$(16,691)	$(4,618)

In March 2020, the CARES Act was enacted into law. The CARES Act made various tax law changes, including among other things (i) enacting technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (ii) allowing federal net operating losses (“NOLs”) incurred in calendar year 2018 to 2020 (RGP’s fiscal years 2019, 2020 and 2021) to be carried back to the five preceding taxable years. The NOL carryback is intended to generate tax benefits at higher tax rates in the carryback periods. As part of the Company’s tax planning strategies, management made certain changes related to the capitalization of fixed assets effective in fiscal 2021. The strategy allowed the Company to carry back the net operating losses of fiscal 2021 to fiscal years 2016 to 2018. The Company recognized a discrete tax benefit of $12.8 million in the fourth quarter of fiscal 2021.

The Company had a net income tax receivable of $36.1 million as of May 29, 2021 and $3.5 million as of May 30, 2020, respectively.

The tax benefit associated with the exercise of nonqualified stock options, disqualifying dispositions by employees of shares acquired pursuant to incentive stock options or under the Company’s ESPP, and the grant of restricted stock awards and restricted stock units reduced income taxes payable by $0.4 million and $0.9 million for the years ended May 29, 2021 and May 30, 2020, respectively.

The Company has foreign net operating loss carryforwards of $59.1 million and foreign tax credit carryforwards of $0.6 million. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods.

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:	(in thousands)
2022	$89
2023	139
2024	2,511
2025	593
2026	621
2027-2031	2,524
Unlimited	52,587
$59,064

The following table summarizes the activity in the Company’s valuation allowance accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	Ending
	Balance	Operations	Changes	Balance
Years Ended:
May 25, 2019	$15,298	$(1,440)	$(668)	$13,190
May 30, 2020	$13,190	$(1,919)	$(202)	$11,069
May 29, 2021	$11,069	$951	$1,243	$13,263

Realization of deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $23.7 million from the Company’s foreign subsidiaries as of May 29, 2021 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of the transition tax and federal dividends received deduction for foreign source earnings provided under the US Tax Cuts and Jobs Act of 2017.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 29,	May 30,
	2021	2020
Unrecognized tax benefits, beginning of year	$848	$42
Gross increases (decreases)-tax positions in prior period	24	(42)
Gross increases-tax positions in current period	-	848
Unrecognized tax benefits, end of year	$872	$848

The Company’s total liability for unrecognized gross tax benefits was $872,000 and $848,000 as of May 29, 2021 and May 30, 2020, respectively, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities due to the closing of the statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statutes of limitations remaining open for fiscal 2018 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2017 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2016 and thereafter.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. During the fiscal year ended May 29, 2021, the Company accrued for interest of $24,000 as a component of the liability for unrecognized tax benefits.

9. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	As of	As of
	May 29,	May 30,
	2021	2020
Accrued salaries and related obligations	$13,231	$14,795
Accrued bonuses	19,968	17,897
Accrued vacation	22,314	19,715
	$55,513	$52,407

10. Concentrations of Credit Risk

The Company currently maintains cash and cash equivalents in commercial paper or money market accounts.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s customers could result in an increase in the allowance for anticipated losses. No single customer accounted for more than 10% of revenue for the years ended May 29, 2021, May 30, 2020 and May 25, 2019. No single customer accounted for more than 10% of trade accounts receivable as of May 29, 2021 and May 30, 2020.

11. Stockholders’ Equity

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 29, 2021 and May 30, 2020.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 29, 2021 and May 30, 2020, there were 32,885,000 and 32,144,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

Stock Repurchase Program

The Company’s board of directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. The Company did not purchase any share of its common stock during the year ended May 29, 2021. During the year ended May 30, 2020, the Company purchased on the open market approximately 0.3 million shares of its common stock at an average price $15.70 per share for approximately $5.0 million. As of May 29, 2021, approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On April 15, 2021, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend, paid on June 10, 2021 to holders of record as of May 13, 2021, was accrued in the Company’s Consolidated Balance Sheet as of May 29, 2021 for $4.6 million. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the board of directors.

12. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (e.g., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $36.2 million and $30.6 million as of May 29, 2021 and May 30, 2020, respectively, which were included in Accounts Receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in Other Liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.6 million and $2.9 million as of May 29, 2021 and May 30, 2020, respectively. The year over year increase of $1.7 million was primarily related to an increase in services credits earned by key clients. Revenues recognized during the year ended May 29, 2021 that were included in deferred revenues as of May 30, 2020 were $1.6 million. Revenues recognized during the year ended May 30, 2020 that were included in deferred revenues as of May 25, 2019 were $1.8 million.

13.  Restructuring Activities

The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan” and, together with the North America and APAC Plan, the “Restructuring Plans”) in September 2020. Both the North America and APAC Plan and the European Plan consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact. In connection with the execution of the European Plan, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources during the second quarter of fiscal 2021. The Company revised its operating segments accordingly effective in the second quarter of fiscal 2021, resulting in a change to the Company’s reportable segments into RGP and Other Segments. All of the employee termination and facility exit costs associated with the Company’s restructuring initiatives are within its RGP segment, and are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Unpaid employee termination benefits were included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. See further discussion about the Company’s segment position in Note 2 – Summary of Significant Accounting Policies and Note 18 – Segment Information and Enterprise Reporting.

Restructuring costs for the years ended May 29, 2021 and May 30, 2020 were as follows (in thousands):

	For the Year Ended May 29, 2021			For the Year Ended May 30, 2020
	North America	European		North America	European
	and APAC Plan	Plan	Total	and APAC Plan	Plan	Total
Employee termination costs	$1,024	$4,838	$5,862	$3,927	$-	$3,927
Real estate exit costs	1,052	666	1,718	1,055	-	1,055
Other costs	-	680	680	-	-	-
Total restructuring costs	$2,076	$6,184	$8,260	$4,982	$-	$4,982

Real estate exit costs for the year ended May 29, 2021 consisted of $0.4 million in lease early termination costs paid under the European Plan, $0.4 million in loss on disposal of property and equipment, including $0.2 million under the European Plan and $0.2 million under the North America and APAC Plan, and $0.9 million of impairment of ROU assets, including $0.1 million under the European Plan and $0.8 million under the North America and APAC Plan. Other costs incurred under the European Plan for the year ended May 29, 2021 of $0.7 million were primarily related to legal and professional fees associated with the exit of certain non-core markets in Europe. Real estate exit costs for the year ended May 30, 2020 consisted of $0.6 million of impairment of ROU assets and $0.5 million in loss on disposal of property and equipment, both under the North America and APAC Plan.

The following table summarizes the employee termination activity under both the North America and APAC Plan and the European Plan for the years ended May 30, 2020 and May 29, 2021 (in thousands):

Liability balance at May 25, 2019	$-
Increase in liability (restructuring costs)	3,927
Reduction in liability (payments and others)	(2,053)
Liability balance at May 30, 2020	1,874
Increase in liability (restructuring costs)	5,862
Reduction in liability (payments and others)	(6,473)
Liability balance at May 29, 2021	$1,263

As of May 29, 2021, the Company has substantially completed the planned employee headcount reduction under both the North America and APAC Plan and the European Plan, and has recognized substantially all of the associated expected employee termination costs. The Company expects the remaining liability of $0.4 million and $0.9 million as of May 29, 2021, for the North America and APAC Plan and European Plan, respectively, to be paid out prior to the end of fiscal 2022. The Company currently expects to incur additional restructuring charges in fiscal 2022 as it continues to exit certain real estate leases in accordance with the Restructuring Plans. The exact amount and timing will depend on a number of variables, including market conditions. Given the current macro environment, particularly the current shift away from commercial real estate occupancy, accelerated by the Pandemic, management believes it could take longer and be more costly to terminate and sublet the Company’s leases, therefore taking longer to realize the expected savings.

14. Stock-Based Compensation Plans

General

The Company’s stockholders approved the 2020 Plan on October 22, 2020, which replaced and succeeded in its entirety the 2014 Plan. Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (2) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock units and stock option awards that typically vest in equal annual installments, and restricted stock awards vest based on an individual grant basis as described in the award agreement. Stock option grants typically terminate ten years from the date of grant. As of May 29, 2021, there were 1,851,644 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $6.6 million, $6.1 million and $6.6 million for the years ended May 29, 2021, May 30, 2020 and May 25, 2019, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards, restricted stock units and stock units credited under the Directors Deferred Compensation Plan.

Stock Options

The following table summarizes the stock option activity for the year ended May 29, 2021 (amounts in thousands, except weighted average exercise price):

	Number of	Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual Life	Intrinsic
	Option	Price	(in years)	Value
Awards outstanding at May 30, 2020	5,755	$16.07	6.18	$-
Exercised	(135)	12.05
Forfeited (1)	(269)	17.54
Expired	(795)	17.88
Awards outstanding at May 29, 2021	4,556	$15.78	5.71	$2,472
Exercisable at May 29, 2021	3,235	$15.00	4.85	$2,469
Vested and expected to vest at May 29, 2021 (2)	4,499	$15.76	5.68	$2,472

(1) For stock options forfeited, represent one share for each stock option forfeited.

(2) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 1,321,496 and 2,391,052 as of May 29, 2021 and May 30, 2020, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $14.58 as of May 28, 2021 (the last trading day of fiscal 2021), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 29, 2021, May 30, 2020 and May 25, 2019 was $0.2 million, $1.2 million and $5.2 million, respectively. The total estimated fair value of stock options that vested during the years ended May 29, 2021, May 30, 2020 and May 25, 2019 was $3.2 million, $3.5 million and $5.4 million, respectively.

Valuation and Expense Information for Stock Based Compensation Plans

There were no employee stock option grants during the year ended May 29, 2021. The weighted average estimated fair value per share of employee stock options granted during the years ended May 30, 2020 and May 25, 2019 was $3.88 and $4.74, respectively, using the Black-Scholes model with the following assumptions:

For the Years Ended
	May 30, 2020	May 25, 2019
Expected volatility	30.9% - 32.9%	31.6% - 34.7%
Risk-free interest rate	1.5% - 1.8%	3.1% - 3.2%
Expected dividends	3.4% - 3.7%	3.2%
Expected life	5.6 - 8.1 years	5.7 - 8.3 years

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the year ended May 29, 2021 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 30, 2020	90	$15.90
Granted	99	12.47
Vested	(62)	16.12
Unvested as of May 29, 2021	127	$13.12
Expected to vest as of May 29, 2021	115	$13.18

As of May 29, 2021, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.71 years. The weighted average estimated fair value per share of restricted stock awards granted during the years ended May 29, 2021, May 30, 2020 and May 25, 2019 was $12.47, $15.98 and $13.93, respectively.

Restricted Stock Units

On January 1, 2018, the Company adopted the Directors Deferred Compensation Plan, which provides the members of the Company’s board of directors who are not officers or employees of the Company the opportunity to defer certain compensation and equity awards paid or granted for their service in the form of stock units (“Stock Units”). The Stock Units are used solely as a device for determining the amount of cash benefit to eventually be paid to the director. Each has the same value as one share of Resources Connection, Inc. common stock. Stock Units must be retained until the director leaves the board of directors, at which time the cash value of the Stock Units is paid out. Additional Stock Units are credited to reflect dividends paid on shares of Resources Connection, Inc. common stock. Stock Units credited to a director pursuant to an election to defer compensation (and any dividend equivalents credited thereon) are fully vested at all times. Stock Units credited to a director pursuant to an election to defer an equity award are subject to the vesting conditions applicable to the equity award, except that dividend equivalents credited to a director with respect to such Stock Units are vested at all times. These liability-classified awards are re-measured at each reporting date and on settlement using the closing price of the Company’s common stock on that date. Any change in fair value is recorded as stock-based compensation expense in the period. The Company recognizes stock-based compensation on these Stock Units using the straight-line method over the requisite service period.

The Company also grants restricted stock units to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested restricted stock units, including both equity- and liability-classified restricted stock units, for the year ended May 29, 2021 (amounts in thousands, except weighted average grant-date fair value):

	Equity-Classified Restricted Stock Units		Liability-Classified Stock Units		Total Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 30, 2020	-	$-	87	$10.99	87	$10.99
Granted	519	11.41	54	12.47	573	11.51
Vested	-	-	(52)	12.25	(52)	12.25
Forfeited	(6)	11.53	-	-	(6)	11.53
Unvested as of May 29, 2021	513	$11.40	89	$14.58	602	$11.87
Expected to vest as of May 29, 2021	463	$11.41	88	$14.58	551	$11.91

As of May 29, 2021, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.11 years. The weighted average estimated fair value per share of restricted stock units granted during the years ended May 29, 2021, May 30, 2020 and May 25, 2019 was $11.51, $14.98 and $16.08, respectively.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP which superseded the 2014 Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock authorized for issuance under the ESPP is 1,825,000.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 506,000, 400,000 and 358,000 shares of common stock pursuant to the ESPP for the years ended May 29, 2021, May 30, 2020 and May 25, 2019, respectively. There were 1,134,355 shares of common stock available for issuance under the ESPP as of May 29, 2021.

15. Benefit Plan

The Company has a defined contribution 401(k) plan (“the plan”) which covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute. As defined in the plan agreement, the Company may make matching contributions in such amount, if any, up to a maximum of 6% of individual employees’ annual compensation. The Company, at its sole discretion, determines the matching contribution made from quarter to quarter. For the years ended May 29, 2021, May 30, 2020 and May 25, 2019, the Company contributed $6.2 million, $6.5 million and $6.4 million, respectively, to the plan as Company matching contributions.

16. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
Income taxes paid	$18,034	$8,258	$14,229
Interest paid	$1,562	$2,191	$2,440
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$121	$137	$2,312
Acquisition of Veracity:
Liability for contingent consideration	$-	$7,570	$-
Acquisition of taskforce:
Liability for contingent consideration	$-	$-	$2,195
Acquisition of Expertence:
Liability for contingent consideration	$-	$328	$-
Acquisition of Accretive:
Issuance of common stock	$-	$1,141	$-
Dividends declared, not paid	$4,610	$4,512	$4,105

The $18.0 million income taxes paid during the year ended May 29, 2021 was partially due to the tax method change that the Company elected to make related to the capitalization of certain fixed assets as part of its overall tax planning strategies. See further discussion in Note 8 – Income Taxes.

17. Commitments and Contingencies

Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

18. Segment Information and Enterprise Reporting

As discussed in Note 2 — Summary of Significant Accounting Policies, the Company revised its historical one segment position and identified the following new operating segments effective in the second quarter of fiscal 2021 to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources: RGP, taskforce, and Sitrick. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. All prior year periods presented were recast to reflect the impact of the preceding segment changes. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s Chief Operating Decision Maker does not evaluate segments using asset information. Amounts are in thousands.

	For the Years Ended (2)
	May 29,	May 30,	May 25,
	2021	2020	2019
Revenues:
RGP	$587,620	$662,475	$689,602
Other Segments	41,896	40,878	39,397
Total revenues	$629,516	$703,353	$728,999

Adjusted EBITDA:
RGP	$77,589	$87,836	$87,728
Other Segments	3,580	2,601	3,323
Reconciling items (1)	(28,375)	(30,551)	(26,434)
Total Adjusted EBITDA	$52,794	$59,886	$64,617

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) Fiscal year 2020 consisted of 53 weeks. Fiscal year 2021 and Fiscal year 2019 consisted of 52 weeks.

The below is a reconciliation of the Company’s net income to Adjusted EBITDA for all periods presented (amounts in thousands).

	For the Years Ended
	May 29,	May 30,	May 25,
	2021	2020	2019
Net income	$25,229	$28,285	$31,470
Adjustments:
Amortization of intangible assets	5,228	5,745	3,799
Depreciation expense	3,897	5,019	4,679
Interest expense, net	1,600	2,061	2,190
Income tax (benefit) expense	(2,545)	6,943	16,499
Stock-based compensation expense	6,613	6,057	6,570
Restructuring costs	8,260	4,982	-
Contingent consideration adjustment	4,512	794	(590)
Adjusted EBITDA	$52,794	$59,886	$64,617

 The table below represents the Company’s revenue and long-lived assets by geographic location (amounts in thousands):

	Revenue for the Years Ended			Long-Lived Assets as of (1)
	May 29,	May 30,	May 25,	May 29,	May 30,
	2021	2020	2019	2021	2020

United States	$502,493	$568,725	$575,641	$40,988	$50,170
International	127,023	134,628	153,358	4,211	7,762
Total	$629,516	$703,353	$728,999	$45,199	$57,932

(1) Long lived assets are comprised of property and equipment and ROU assets.

19. Subsequent Events

Repayment on Revolving Credit Facility

On June 9, 2021, the Company repaid $10.0 million on its Facility, reducing its outstanding borrowing under the Facility to $33.0 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 29, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 29, 2021.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 29, 2021.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of May 29, 2021, as stated in their report which is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 29, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Resources Connection, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of May 29, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated July 23, 2021, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Irvine, California

July 23, 2021

ITEM 9B.    OTHER INFORMATION.

None.

 ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Reference is made to the information regarding directors appearing under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 29, 2021, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION—COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2021,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” and “DIRECTOR COMPENSATION,” in each case, in the Company’s proxy statement related to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 29, 2021, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 29, 2021, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 29, 2021:

Number of Securities
Remaining Available
	Number of Securities		Weighted Average		for Future Issuance
	to Be Issued Upon		Exercise Price of		Under Equity
	Exercise of		Outstanding		Compensation Plans
	Outstanding Options,		Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,068,383	(1)	$15.78	(2)	2,985,999	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	5,068,383		$15.78		2,985,999

(1)    This amount consists of (i) 512,687 shares of our common stock subject to unvested restricted stock units granted under our 2020 Performance Incentive Plan, (ii) 3,617,570 shares subject to stock options granted under our 2014 Performance Incentive Plan, and (iii) 938,126 shares subject to stock options granted under our 2004 Performance Incentive Plan. This amount does not include 27,961 shares and 98,851 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan, respectively, and it does not include 88,972 shares of cash-settled Stock Units issued under our Directors Deferred Compensation Plan.

(2)    This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards and restricted stock unit awards issued under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan and the cash-settled Stock Units issued under our Directors Deferred Compensation Plan.

(3)    Consists of 1,134,355 shares available for issuance under our ESPP and 1,851,644 shares available for issuance under our 2020 Performance Incentive Plan. Shares available under the 2020 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, performance stock units, stock units, phantom stock and other forms of awards granted or denominated in the our common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 29, 2021, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2022” in the proxy statement related to the Company’s 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 29, 2021, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)  1.  Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 29, 2021 and May 30, 2020

Consolidated Statements of Operations for each of the three years in the period ended May 29, 2021

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 29, 2021

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 29, 2021

Consolidated Statements of Cash Flows for each of the three years in the period ended May 29, 2021

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

3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2015).
4.1

Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2	Description of Resources Connection, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended May 30, 2020).
10.1+*	Resources Connection, Inc. Directors’ Compensation Policy.
10.2

Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.3+

Resources Connection, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement filed with the SEC pursuant to Section 14(a) of the Exchange Act on September 18, 2019).

10.4+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended May 31, 2008).

10.5

Credit Agreement, dated as of October 17, 2016, by and among, Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group, LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2016).

10.6

Security and Pledge Agreement, dated as of October 17, 2016, by and among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, and Sitrick Brincko Group, LLC, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2016).

10.7

First Amendment to Credit Agreement and Amendment to Security and Pledge Agreement, dated November 27, 2016, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016).

10.8

Second Amendment to Credit Agreement, dated February 21, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2017).

10.9

Third Amendment to Credit Agreement, dated August 25, 2017, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2017).

10.10

Fourth Amendment to Credit Agreement, dated May 28, 2018, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2018).

10.11

Fifth Amendment to Credit Agreement, dated September 3, 2020, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2020).

10.12

Sixth Amendment to Credit Agreement, dated May 25, 2021, between Bank of America N.A. and Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 26, 2021).

10.13+*	Directors Deferred Compensation Plan.
10.14+

Employment Agreement dated February 3, 2020 between Jennifer Ryu and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 4, 2020).

Exhibit Number	Description of Document
10.15+

Employment Agreement dated February 3, 2020 between Kate W. Duchene and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 4, 2020).

10.16+

Letter agreement to amend Employment Agreement, dated as of January 20, 2021, to the Employment Agreement, dated as of February 3, 2020, by and between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2021).

10.17+

Employment Agreement dated February 21, 2020 between Tim Brackney and Resources Connection, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 22, 2020).

10.18+

Retention Bonus Recovery Agreement dated February 21, 2020 between Tim Brackney and Resources Connection, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 22, 2020).

10.19+	Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2020).
10.20+

Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2020).

10.21+*	Non-Employee Director Restricted Stock Award Program and Form of Director Restricted Stock Agreement under the Resources Connection, Inc. 2020 Performance Incentive Plan.
10.22+*	Resources Connection, Inc. 2020 Performance Incentive Plan Restricted Stock Award Terms and Conditions.
10.23+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014).
10.24+

Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.25+

Resources Connection, Inc. 2014 Performance Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.26+

Resources Connection, Inc. 2014 Performance Incentive Plan - Canada Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.27+

Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (Netherlands) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Rule 1350 Certification of Chief Executive Officer.
32.2**	Rule 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

________

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.

Not applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/S/ JENNIFER RYU
Jennifer Ryu
Chief Financial Officer

Date: July 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KATE W. DUCHENE	President, Chief Executive Officer and Director	July 23, 2021
Kate W. Duchene	(Principal Executive Officer)

/S/ JENNIFER RYU	Chief Financial Officer and Executive Vice President	July 23, 2021
Jennifer Ryu	(Principal Financial Officer and Principal Accounting Officer)

/S/ ANTHONY CHERBAK	Director	July 23, 2021
Anthony Cherbak

/S/ NEIL DIMICK	Director	July 23, 2021
Neil Dimick

/S/ ROBERT KISTINGER	Director	July 23, 2021
Robert Kistinger

/S/ DONALD B. MURRAY	Executive Chairman and Director	July 23, 2021
Donald B. Murray

/S/ LISA PIEROZZI	Director	July 23, 2021
Lisa Pierozzi

/S/ A. ROBERT PISANO	Director	July 23, 2021
A. Robert Pisano

/S/ JOLENE SYKES SARKIS	Director	July 23, 2021
Jolene Sykes Sarkis

/S/ MARCO VON MALTZAN	Director	July 23, 2021
Marco von Maltzan

/S/ MICHAEL H. WARGOTZ	Director	July 23, 2021
Michael H. Wargotz