Form 10-Q
period 2021-08-28
RESOURCES CONNECTION, INC.
filed 2021-10-07
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2021

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

As of September 29, 2021, there were approximately 33,186,740 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share)

	August 28,	May 29,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,899	$74,391
Trade accounts receivable, net of allowance for doubtful accounts of $2,031
and $2,032 as of August 28, 2021 and May 29, 2021, respectively	129,069	116,455
Prepaid expenses and other current assets	6,725	7,235
Income taxes receivable	35,559	37,184
Total current assets	233,252	235,265
Goodwill	215,929	216,758
Intangible assets, net	19,703	20,240
Property and equipment, net	20,001	20,543
Operating right-of-use assets	22,742	24,655
Deferred income taxes	1,552	1,691
Other assets	1,456	1,492
Total assets	$514,635	$520,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,136	$15,987
Accrued salaries and related obligations	49,349	55,513
Operating lease liabilities, current	9,830	10,206
Contingent consideration liabilities	7,028	7,129
Other liabilities	11,037	12,071
Total current liabilities	95,380	100,906
Long-term debt	33,000	43,000
Operating lease liabilities, noncurrent	18,859	20,740
Deferred income taxes	18,228	18,382
Other long-term liabilities	8,323	8,070
Total liabilities	173,790	191,098
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 64,926 and
64,626 shares issued, and 33,187 and 32,885 shares outstanding as of
August 28, 2021 and May 29, 2021, respectively	649	646
Additional paid-in capital	494,742	489,864
Accumulated other comprehensive loss	(9,228)	(7,393)
Retained earnings	375,426	367,229
Treasury stock at cost, 31,739 and 31,741 shares as of August 28, 2021 and
May 29, 2021, respectively	(520,744)	(520,800)
Total stockholders’ equity	340,845	329,546
Total liabilities and stockholders’ equity	$514,635	$520,644

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	August 28,	August 29,
	2021	2020
Revenue	$183,140	$147,346
Direct cost of services	111,708	89,449
Gross profit	71,432	57,897
Selling, general and administrative expenses	51,392	51,154
Amortization of intangible assets	1,103	1,530
Depreciation expense	919	1,007
Income from operations	18,018	4,206
Interest expense, net	215	495
Other income	(306)	(530)
Income before provision for income taxes	18,109	4,241
Provision for income taxes	5,186	1,957
Net income	$12,923	$2,284
Net income per common share:
Basic	$0.39	$0.07
Diluted	$0.39	$0.07
Weighted average common shares outstanding:
Basic	32,894	32,183
Diluted	33,313	32,232
Cash dividends declared per common share	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 28,	August 29,
	2021	2020
COMPREHENSIVE INCOME:
Net income	$12,923	$2,284
Foreign currency translation adjustment, net of tax	(1,835)	4,316
Total comprehensive income	$11,088	$6,600

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended August 28, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	80	1	1,114					1,115
Stock-based compensation expense			1,365					1,365
Issuance of common stock under Employee
Stock Purchase Plan	220	2	2,349					2,351
Issuance of restricted stock				(2)	-			-
Amortization of restricted stock issued out of
treasury stock to board of director members			(11)		56		(25)	20
Cash dividends declared ($0.14 per share)							(4,640)	(4,640)
Dividend equivalents on restricted stock			61				(61)	-
Currency translation adjustment						(1,835)		(1,835)
Net income for the three months ended August 28, 2021							12,923	12,923
Balances as of August 28, 2021	64,926	$649	$494,742	31,739	$(520,744)	$(9,228)	$375,426	$340,845

	For the Three Months Ended August 29, 2020
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	44	1	503					504
Stock-based compensation expense			1,212					1,212
Issuance of common stock under Employee
Stock Purchase Plan	245	2	2,458					2,460
Issuance of restricted stock out of treasury
stock to board of director members			(40)		55		(15)	-
Cash dividends declared ($0.14 per share)							(4,509)	(4,509)
Currency translation adjustment						4,316		4,316
Net income for the three months ended August 29, 2020							2,284	2,284
Balances as of August 29, 2020	64,199	$642	$481,571	31,766	$(521,033)	$(9,546)	$358,294	$309,928

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	August 28,	August 29,
	2021	2020
Cash flows from operating activities:
Net income	$12,923	$2,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,022	2,537
Stock-based compensation expense	1,629	1,397
Contingent consideration adjustment	221	530
(Gain) loss on disposal of assets	(3)	28
Loss on dissolution of subsidiaries	89	-
Impairment of operating right-of-use assets	316	-
Adjustment to allowance for doubtful accounts	264	(50)
Deferred income taxes	(52)	(117)
Changes in operating assets and liabilities:
Trade accounts receivable	(13,767)	16,781
Prepaid expenses and other current assets	469	202
Income taxes	537	1,143
Other assets	33	(554)
Accounts payable and accrued expenses	2,420	(521)
Accrued salaries and related obligations	(5,970)	(6,102)
Other liabilities	(667)	1,028
Net cash provided by operating activities	464	18,586
Cash flows from investing activities:
Proceeds from sale of assets	15	20
Acquisition of property and equipment and internal-use software	(1,021)	(267)
Net cash used in investing activities	(1,006)	(247)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,170	522
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,351	2,460
Payment of contingent consideration	(305)	-
Repayments on Revolving Credit Facility	(10,000)	-
Cash dividends paid	(4,603)	(4,512)
Net cash used in financing activities	(11,387)	(1,530)
Effect of exchange rate changes on cash	(563)	2,118
Net (decrease) increase in cash	(12,492)	18,927
Cash and cash equivalents at beginning of period	74,391	95,624
Cash and cash equivalents at end of period	$61,899	$114,551

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and its Business

Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals. Resources Global Professionals is a global consulting firm helping businesses tackle transformation, change and compliance challenges by supplying the right professional talent and solutions. As a next-generation human capital partner for its clients, the Company specializes in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations, and transformations. The Company’s principal markets of operations are the United States (“U.S.”), Europe, Asia Pacific, Mexico and Canada.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The first quarters of fiscal 2022 and 2021 each consisted of 13 weeks. The Company’s fiscal 2022 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited financial statements of the Company as of and for the three months ended August 28, 2021 and August 29, 2020 have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) management of the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2021 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 29, 2021, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2021 Form 10-K”) filed with the SEC on July 23, 2021 (File No. 0-32113).

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Fiscal Year 2021 Form 10-K.

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

Each of these three segments reports through a separate management team to the Company’s Chief Executive Officer, who is designated as the Chief Operating Decision Maker for segment reporting purposes. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment. All prior-period comparative segment information was recast to reflect the current reportable segments in accordance with Accounting Standards Codification 280, Segment Reporting. The change in segment reporting did not impact the Company’s consolidated financial statements.

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

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	August 28,	August 29,
	2021	2020

Net income	$12,923	$2,284
Basic:
Weighted average shares	32,894	32,183
Diluted:
Weighted average shares	32,894	32,183
Potentially dilutive shares	419	49
Total dilutive shares	33,313	32,232
Net income per common share
Basic	$0.39	$0.07
Dilutive	$0.39	$0.07
Anti-dilutive shares not included above	3,004	5,324

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities were $7.0 million and $7.1 million as of August 28, 2021 and May 29, 2021, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability is remeasured on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Recent Accounting Pronouncements

No recent accounting pronouncements or changes in accounting pronouncements have been issued or adopted since those discussed in the Company’s Fiscal Year 2021 Form 10-K, that are of material significance, or have potential material significance, to the Company.

3. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $41.3 million and $36.2 million as of August 28, 2021 and May 29, 2021, respectively.

Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in Other Liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.5 million and $4.6 million as of August 28, 2021 and May 29, 2021, respectively. Revenues recognized during the three months ended August 28, 2021 that were included in deferred revenues as of May 29, 2021 were $1.1 million.

4. Dispositions

During the three months ended August 28, 2021, the Company completed the dissolution of the following two foreign subsidiaries: RGP Denmark A/S and RGP Italy SRL, as it continued to exit certain non-core markets in Europe. The Company recognized a total loss on dissolution of $0.1 million during the three months ended August 28, 2021, primarily related to the recognition of the accumulated cumulative translation adjustment associated with these foreign subsidiaries, which was included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

5. Intangible Assets and Goodwill

The following table sets forth the Company’s intangible assets, including acquired intangible assets and internal-use software (in thousands):

	As of August 28, 2021			As of May 29, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,888	$(10,593)	$13,295	$23,941	$(9,918)	$14,023
Tradenames (3-10 years)	5,076	(3,703)	1,373	5,164	(3,651)	1,513
Backlog (17 months)	1,210	(1,210)	-	1,210	(1,210)	-
Consultant list (3 years)	826	(826)	-	849	(849)	-
Non-compete agreements (3 years)	944	(944)	-	970	(970)	-
Computer software (2-3.5 years)	6,049	(1,014)	5,035	5,446	(742)	4,704
Total	$37,993	$(18,290)	$19,703	$37,580	$(17,340)	$20,240

The Company recorded amortization expense of $1.1 million and $1.5 million for the three months ended August 28, 2021 and August 29, 2020, respectively. The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

2022 (remaining 9 months)	$3,281
2023	4,183
2024	3,979
2025	3,117
2026	2,323
2027	422
Total	$17,305

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total Company
Balance as of May 29, 2021	$209,388	$7,370	$216,758
Impact of foreign currency exchange rate changes	(686)	(143)	(829)
Balance as of August 28, 2021	$208,702	$7,227	$215,929

6. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases. The following table summarizes components of the total lease cost, which are included within selling, general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	August 28, 2021	August 29, 2020
Operating lease cost	$2,257	$2,873
Short-term lease cost	76	63
Variable lease cost	544	567
Sublease income	(245)	(222)
Total lease cost	$2,632	$3,281

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended
	August 28, 2021	August 29, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,912	$3,274
Right-of-use assets obtained in exchange for new operating lease obligations	$468	$1,020

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	As of	As of
	August 28, 2021	May 29, 2021
Weighted average remaining lease term	3.52 years	3.7 years
Weighted average discount rate	3.86%	3.92%

The maturities of operating lease liabilities were as follows as of August 28, 2021 (in thousands):

Years Ending:	Operating Lease Maturity
May 28, 2022	$8,300
May 27, 2023	8,987
May 25, 2024	7,063
May 31, 2025	3,201
May 30, 2026	1,667
Thereafter	1,041
Total minimum payments	$30,259
Less: interest	(1,570)
Present value of operating lease liabilities	$28,689

The Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet building to independent third parties under operating lease agreements expiring through fiscal 2025. Rental income recognized totaled $48,000 and $55,000 for the three months ended August 28, 2021 and August 29, 2020, respectively. Under the terms of these operating lease agreements, rental income is expected to be $151,000, $219,000, $219,000 and $77,000 in the remaining nine months of fiscal 2022 and fiscal years 2023 through 2025, respectively. Rental income is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

7. Income Taxes

For the three months ended August 28, 2021 and August 29, 2020, the Company’s provision for income taxes was $5.2 million, an effective tax rate of 28.6%, and $2.0 million, an effective tax rate of 46.1%, respectively. The decrease in effective tax rate resulted primarily from the improvement in operating results in international entities, enabling the Company to utilize the benefits from historical net operating losses in certain foreign jurisdictions.

The Company operates in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions, and fluctuations in the consolidated effective tax rate reflect the changes in the mix of earnings (losses) in these jurisdictions.

The Company recognized a net tax benefit of approximately $0.3 million and $0.2 million from compensation expense related to stock options, restricted stock awards, restricted stock units and disqualifying dispositions under the Company’s Employee Stock Purchase Plan (“ESPP”) during the first quarter of fiscal 2022 and fiscal 2021, respectively.

The Company’s total liability for unrecognized tax benefits, including accrued interest and penalties, was $0.9 million as of both August 28, 2021 and May 29, 2021, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets based on the closing of the statute of limitations.

8. Long-Term Debt

Pursuant to the terms of the Credit Agreement dated October 17, 2016 between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Credit Agreement”), the Company has a $120.0 million secured revolving credit facility (“Facility”) with Bank of America, which, until September 3, 2020, consisted of (i) a $90.0 million revolving loan facility (“Revolving Commitment”), which included a $5.0 million sublimit for the issuance of standby letters of credit, and (ii) a $30.0 million reducing revolving loan facility (“Reducing Revolving Commitment”), any amounts of which could not be reborrowed after being repaid. The Company and Resources Connection LLC, as borrowers, entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with Bank of America, N.A. as lender on September 3, 2020, and the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) with Bank of America, N.A. as lender on May 25, 2021, both of which amended the terms of the Facility. The Fifth Amendment, among other things, (1) eliminated the $30.0 million Reducing Revolving Commitment, (2) increased the Revolving Commitment by $30.0 million to $120.0 million, (3) increased the applicable margin by 0.25%, and (4) increased the London Interbank Offered Rate (“LIBOR”) interest rate floor from 0% to 0.25%. The Sixth Amendment, among other things, (1) further revised the definition of Consolidated EBITDA in the Credit Agreement to include addbacks for certain restructuring costs, (2) included customary provisions relating to the transition from LIBOR as the benchmark interest rate under the Credit Agreement, including providing for a Benchmark Replacement option (as defined in the Credit Agreement) to replace LIBOR, and (3) reverted the LIBOR interest rate floor to 0%. The Facility expires on October 17, 2022.

The Company had $1.3 million of outstanding letters of credit issued and $85.7 million remaining capacity under the Facility as of August 28, 2021. Borrowings under the Facility bear interest at LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin based on the Company’s consolidated leverage ratio, which resulted in interest rates ranging from 1.62% to 1.68% as of August 28, 2021. The Company was compliant with all financial covenants under the Facility as of August 28, 2021.

9. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 28, 2021 and the three months ended August 28, 2020, the Company made no repurchase of its common stock. As of August 28, 2021, approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On July 29, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share. The dividend of approximately $4.6 million was paid on September 23, 2021 to the holders of record on August 26, 2021, and is accrued for in the Company’s Consolidated Balance Sheet as of August 28, 2021.

Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Agreement and other agreements, and other factors deemed relevant by the board of directors.

10. Restructuring Activities

The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan” and, together with the North America and APAC Plan, the “Restructuring Plans”) in September 2020. The Restructuring Plans consist of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high growth core markets for greater impact. All of the employee termination and facility exit costs associated with the Restructuring Plans are within the Company’s RGP segment, and are recorded in selling, general and administrative expenses in its Consolidated Statement of Operations. See further discussion about the Company’s segment position in Note 13 – Segment Information.

Restructuring costs for the three months ended August 28, 2021 and August 29, 2020 were as follows (in thousands):

	Three Months Ended
	August 28, 2021			August 29, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$34	$(202)	$(168)	$938	$-	$938
Real estate exit costs (adjustments)	332	(16)	316	22	-	22
Other costs	-	8	8	56	-	56
Total restructuring costs (adjustments)	$366	$(210)	$156	$1,016	$-	$1,016

The $0.3 million real estate exit costs during the three months ended August 28, 2021 consisted primarily of $0.3 million of impairment of right-of-use assets under the North America and APAC Plan.

As of August 28, 2021, cumulative restructuring costs since the announcement of the Restructuring Plans were as follows (in thousands):

	North America	European
	and APAC Plan	Plan	Total
Employee termination costs	$4,986	$4,636	$9,622
Real estate exit costs	2,438	649	3,087
Other costs	-	688	688
Total restructuring costs	$7,424	$5,973	$13,397

The following table summarizes the employee termination activity under the Restructuring Plans for the three months ended August 28, 2021 and August 29, 2020 (in thousands):

	Three Months Ended
	August 28, 2021	August 29, 2020
Liability balance, beginning of period	$1,263	$1,874
Increase in liability (restructuring costs)	-	938
Reduction in liability (payments and others)	(534)	(1,409)
Liability balance, end of period	$729	$1,403

As of August 28, 2021, the Company has substantially completed the planned employee headcount reduction under the Restructuring Plans and recognized substantially all of the expected employee termination costs in connection with the reduction in force. The Company had $0.7 million in employee termination liability as of August 28, 2021, which is expected to be paid out prior to the end of calendar 2022.

11. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (amounts in thousands):

	Three Months Ended
	August 28,	August 29,
	2021	2020
Income taxes paid	$4,707	$873
Interest paid	$224	$460
Non-cash investing and financing activities:
Dividends declared, not paid	$4,640	$4,509

:

12. Stock-Based Compensation Plans

General

The Company’s stockholders approved the 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the 2014 Performance Incentive Plan (the “2014 Plan”). Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (2) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock units and stock option awards that typically vest in equal annual installments, and restricted stock awards that vest based on an individual grant basis as described in the award agreement. Stock option grants typically terminate ten years from the date of grant. As of August 28, 2021, there were 2,068,915 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $1.6 million and $1.4 million for the three months ended August 28, 2021 and August 29, 2020, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards, restricted stock units and stock units credited under the Directors Deferred Compensation Plan.

Stock Options

The following table summarizes the stock option activity for the three months ended August 28, 2021 (amounts in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price
Outstanding at May 29, 2021	4,556	$15.78
Exercised	(80)	13.92
Forfeited	(33)	17.65
Expired	(139)	15.21
Outstanding at August 28, 2021	4,304	$15.82
Exercisable at August 28, 2021	3,018	$15.02
Vested and expected to vest at August 28, 2021	4,268	$15.80

As of August 28, 2021, there was $3.2 million of total unrecognized compensation cost related to unvested employee stock options granted. That cost is expected to be recognized over a weighted-average period of 1.30 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP which superseded the Company’s previous Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock that are authorized for issuance under the ESPP is 1,825,000.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires July 16, 2029. The Company issued 220,000 and 245,000 shares of common stock pursuant to the ESPP during the three months ended August 28, 2021 and August 29, 2020, respectively. There were 915,212 shares of common stock available for issuance under the ESPP as of August 28, 2021.

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the three months ended August 28, 2021 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	127	$13.12
Granted	3	15.49
Unvested as of August 28, 2021	130	$13.17
Expected to vest as of August 28, 2021	120	$13.20

As of August 28, 2021, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.64 years.

Restricted Stock Units

The following table summarizes the activities for the unvested restricted stock units for the three months ended August 28, 2021 (amounts in thousands, except weighted average grant-date fair value):

	Equity-Classified Restricted Stock Units		Liability-Classified Stock Units		Total Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	513	$11.40	89	$14.58	602	$11.87
Granted	4	15.05	1	14.58	5	14.95
Vested	-	-	(2)	15.05	(2)	15.05
Forfeited	(1)	11.64	-	-	(1)	11.64
Unvested as of August 28, 2021	516	$11.44	88	$15.90	604	$12.09
Expected to vest as of August 28, 2021	476	$11.47	88	$15.90	564	$12.16

As of August 28, 2021, there was $5.8 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.99 years.

13. Segment Information

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

	Three Months Ended
	August 28,	August 29,
(Amounts in thousands)	2021	2020
Revenues:
RGP	$172,933	$137,109
Other Segments	10,207	10,237
Total revenues	$183,140	$147,346

Adjusted EBITDA:
RGP	$29,002	$16,458
Other Segments	1,006	1,165
Reconciling items (1)	(7,656)	(7,407)
Total Adjusted EBITDA	$22,352	$10,216

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

The below is a reconciliation of the Company's net income to Adjusted EBITDA for all periods presented (amounts are in thousands):

	Three Months Ended
	August 28,	August 29,
	2021	2020
Net income	$12,923	$2,284
Adjustments:
Amortization of intangible assets	1,103	1,530
Depreciation expense	919	1,007
Interest expense, net	215	495
Provision for income taxes	5,186	1,957
EBITDA	20,346	7,273
Stock-based compensation expense	1,629	1,397
Restructuring costs	156	1,016
Contingent consideration adjustment	221	530
Adjusted EBITDA	$22,352	$10,216

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology.

These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included in Part I, Item 1A of our Fiscal Year 2021 Form 10-K and our other public filings made with the SEC should be reviewed carefully. These risks and uncertainties include, but are not limited to, the following: risks arising from epidemic diseases, such as the COVID-19 pandemic (the “Pandemic”), the possible adverse effects from economic conditions or changes in the use of outsourced professional services consultants, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts many not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts are not successful, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility which may be based on the London Interbank Offered Rate, and the possibility that we are unable to or elect not to pay our quarterly dividend payment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global Professionals is a global consulting firm helping businesses tackle transformation, change and compliance challenges by supplying the right professional talent and solutions. As a next-generation human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations, and transformations.

Disrupting the professional services industry since our founding in 1996, we are an emerging leader in the “now of work” – attracting and retaining the best talent in an increasingly fluid gig-oriented environment. Based in Irvine, California, with offices worldwide, our agile human capital model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our agile professional services model quickly aligns the right resources and solutions for the work at hand with speed and efficiency. See Part 1, Item 1 “Business” of our Fiscal Year 2021 Form 10-K for further discussions about our business and operations.

Despite the impacts of the Pandemic, we successfully evolved our operating model so that we can operate from a position of strength. The Pandemic accelerated certain macro trends that we believe favor our model. These include the increased use of contingent talent and virtual or remote work becoming mainstream. We expect to continue to evolve our client engagement and talent delivery model to take advantage of these important shifts. Our agile talent platform in many ways has helped our clients pivot their workforce and operating models. Fiscal 2021 was a year of validation, innovation and strengthening for growth, which has continued into fiscal 2022. We achieved strong operating results during the three months ended August 28, 2021 that continue to lay a solid foundation for stronger growth ahead.

Fiscal 2022 Strategic Focus Areas

Our strategic focus areas in fiscal 2022 are:

•Drive meaningful revenue growth and deliver enhanced EBITDA margin

•Commercialize our digital strategies

•Modernize our global technology infrastructure

•Strengthen the RGP brand

Driving meaningful growth in our top-line revenue and expanding our EBITDA margin will remain our highest priority in fiscal 2022. Our strategy is to continue to focus on the growth of our strategic client and key industry vertical programs, particularly in healthcare, leveraging broader market talent for virtual delivery and the increasing focus on account penetration. Since inception, our strategic account program has been one of the key drivers of revenue and business growth. In fiscal 2022, we are further broadening our strategic account program by moving additional accounts into the program and adopting the client centric and borderless approach to serve these clients. We believe our efforts will allow us to continue to develop in-depth knowledge of these clients’ needs and increase the scope and size of our projects with them. In our healthcare industry vertical, we see strong growth momentum from pharmaceutical to medical device to payor and provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. To align with the market demand, we are expanding our capabilities in such areas as revenue integrity, clinical trials support and supply chain optimization and are leveraging our depth of industry expertise to help clients operate with enhanced agility and efficiency in the rapidly evolving healthcare industry. In addition, the continued evolution of our operating and delivery model to be more flexible, virtual and borderless has allowed us to expand opportunities within existing core clients and markets as well as to uncover opportunities to effectively serve new clients in new markets. As our clients continue to accelerate their digital and workforce paradigm transformations in this still uncertain economic environment, we are ready and positioned to deliver greater workforce agility and flexibility to our clients.

We are committed to improve EBITDA performance to deliver enhanced stockholder value through disciplined management of headcount, business expenses and real estate costs and heightened focus on operational efficiency and refinement of our borderless delivery model. We are building on significant cost savings and margin expansion achieved in fiscal 2021 and will continue to strategically manage both direct costs and selling, general and administrative expenses in an increasingly digital, virtual market. We are focused on improving our pay/bill ratio and utilization as well as pricing of our salaried consultants. In a world with intensified competition for talent, we are striving to attract high-caliber talent with the right skillsets and qualifications, and appropriately reflect the value delivered in our pricing.

Our second focus area for this fiscal year is to commercialize our digital strategies, and we continue to make solid strides. We have substantially completed the development of the core functionalities of HUGO, a digital staffing platform designed to offer clients and talent unprecedented transparency, speed and control. Our vision is to create a curated digital hub within our employment model where talent and business can connect and engage directly. We expect to launch HUGO in certain pilot markets starting in fall of calendar 2021, and continue to enhance its functionality with further artificial intelligence and machine learning. Additionally, our efforts to commercialize our digital strategies this year also include the acceleration of digital transformation revenue through continued expansion of go-to-market penetration for Veracity Consulting Group, LLC (“Veracity”) in North America and further development of our Digital Technology Practice in the Asia Pacific region. We expect to drive continued enhancement in our abilities to provide digital transformation and technology consulting services from strategy and roadmap to technical implementation. Our focus on introducing Veracity more broadly to our client base has generated positive returns since inception, with Veracity revenue growing 44.9% year-over-year in the first quarter of fiscal 2022 and our Technology and Digital solution offerings continuing to lead the overall revenue acceleration. We believe the increase in virtual or remote delivery arrangements resulting from the Pandemic has and will continue to accelerate digital transformation agendas in our existing client base and create opportunities for us to engage with new clients, contributing to topline revenue growth.

The third area of focus for fiscal 2022 is to modernize our technology infrastructure. We recently launched a multi-year project to elevate our technology infrastructure globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. We believe our investment in this technology initiative will accelerate our efficiency and data-led decision-making capabilities, optimize process flow and automation, scale our operations and further support our future growth, goals and vision.

Fourth, we will focus even more on our human-first brand to improve the consultant experience and continue our tradition of delivering high-quality, value-added services to our clients. Our brand is built on the power of human. Through enhanced transparency, flexibility and digital connection, fulfilling assignments, competitive compensation and benefits and continued education, training and professional development, we are strengthening our professional community and delivering care and wellbeing to our consultants. We are positioning ourselves as the preferred human capital partner in the “now of work,” providing the best talent to meet our clients’ needs in an increasingly fluid gig-oriented environment.

COVID-19 Impact and Outlook

During the Pandemic, we experienced adverse impact to our business including, among other things, reduced demand for or delayed client decisions to procure our services, especially in certain of our markets. In response to the Pandemic, we evolved our operating model to be more virtual and borderless, which resulted in improved operational execution and leverage. At the same time, the ongoing shifts accelerated by the Pandemic, including the increased use of contingent talent and virtual or remote delivery, have increased the importance and relevance of our solutions and allowed us to operate from a position of strength, as evidenced by the sustained improvement in our financial results.

As the Pandemic continues to evolve, we are following local government mandates, where applicable, and will continue to revise and refine our client delivery solutions and plans to return to on-site work to ensure exceptional client service, business continuity and the safety and wellbeing of our employees. The full extent to which the Pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires us to make estimates and judgments.

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our Fiscal Year 2021 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

	Three Months Ended
	August 28,		August 29,
	2021		2020
	(Amounts in thousands, except percentages)
Revenue	$183,140	100.0%	$147,346	100.0%
Direct cost of services	111,708	61.0	89,449	60.7
Gross profit	71,432	39.0	57,897	39.3
Selling, general and administrative expenses	51,392	28.1	51,154	34.7
Amortization of intangible assets	1,103	0.6	1,530	1.0
Depreciation expense	919	0.5	1,007	0.7
Income from operations	18,018	9.8	4,206	2.9
Interest expense, net	215	0.1	495	0.3
Other income	(306)	(0.2)	(530)	(0.3)
Income before provision for income taxes	18,109	9.9	4,241	2.9
Provision for income taxes	5,186	2.8	1,957	1.3
Net income	$12,923	7.1%	$2,284	1.6%

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

	Three Months Ended
Revenue by Geography	August 28,	August 29,
	2021	2020
(Amounts in thousands, except number of business days)	(Unaudited)
North America
As reported (GAAP)	$151,879	$120,614
Currency impact	(275)
Business days impact	2,407
Same day constant currency revenue	$154,011

Europe
As reported (GAAP)	$18,865	$16,292
Currency impact	(970)
Business days impact	-
Same day constant currency revenue	$17,895

Asia Pacific
As reported (GAAP)	$12,396	$10,440
Currency impact	(191)
Business days impact	-
Same day constant currency revenue	$12,205

Total Consolidated
As reported (GAAP)	$183,140	$147,346
Currency impact	(1,436)
Business days impact	2,407
Same day constant currency revenue	$184,111

Number of Business Days
North America (1)	63	64
Europe (2)	65	65
Asia Pacific (2)	63	63

(1) This represents the number of business days in the U.S.
(2) This represents the number of business days in the country or countries in which the revenues are most concentrated within the geography.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income and net income margin, the most directly comparable GAAP financial measures (amounts in thousands, except percentages):

	Three Months Ended
	August 28,	Percentage	August 29,	Percentage
	2021	of Revenue	2020	of Revenue
	(Unaudited)
Net income	$12,923	7.1%	$2,284	1.6%
Adjustments:
Amortization of intangible assets	1,103	0.6	1,530	1.0
Depreciation expense	919	0.5	1,007	0.7
Interest expense, net	215	0.1	495	0.3
Provision for income taxes	5,186	2.8	1,957	1.3
EBITDA	20,346	11.1	7,273	4.9
Stock-based compensation expense	1,629	0.9	1,397	0.9
Restructuring costs	156	0.1	1,016	0.7
Contingent consideration adjustment	221	0.1	530	0.4
Adjusted EBITDA	$22,352	12.2%	$10,216	6.9%

Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net income, earnings per share, cash flows or other measures of financial performance prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity.

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

Operating Results – Three Months Ended August 28, 2021 Compared to Three Months Ended August 29, 2020

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $35.8 million, or 24.3%, to $183.1 million in the first quarter of fiscal 2022 from $147.3 million in the first quarter of fiscal 2021. Billable hours increased 22.7% and the average bill rate improved 1.9% from the prior year quarter. On a same day constant currency basis, revenue increased 25.0% from the prior year quarter.

The following table represents our consolidated revenues by geography:

	Three Months Ended
	August 28,		August 29,
	2021		2020
	(Amounts in thousands, except percentages)
North America	$151,879	82.9%	$120,614	81.9%
Europe	18,865	10.3	16,292	11.1
Asia Pacific	$12,396	6.8	10,440	7.0
Total	183,140	100%	$147,346	100.0%

Revenue acceleration across all geographies during the first quarter of fiscal 2022 compared to the prior year quarter was propelled by strong client demand and better operational execution and delivery. The increased client demand across most of our markets and solution offerings reflected macro trends accelerated by the Pandemic, such as workforce agility and digital transformation, and the increased relevance of our solutions to our clients. The revenue growth was led by solution areas in Finance and Accounting, Business Transformation and Technology and Digital, as well as industry verticals including financial services and healthcare. Our strategic client account program continued to be one of the key drivers of revenue acceleration, achieving 25.5% revenue growth in the first quarter of fiscal 2022 compared to the prior year quarter. Additionally, revenue conversion benefited from our sustained improvement in operational execution and delivery, as we continued to refine our client centric and borderless approach. Our focus on value-based pricing also drove year-over-year improvement in average bill rate, contributing to overall revenue growth.

North America experienced the most robust revenue growth of 25.9%, or 27.7% on a same day constant currency basis, from the first quarter of fiscal 2021. The broad-based strengthening in client demand resulted from continued recovery of the macro economy in the U.S., with clients resuming their discretionary spending and accelerating their digital and workforce paradigm transformation. In Europe, our adoption of a more integrated global go-to-market approach to focus on serving our tier one multi-national clients in this region is driving strong business growth. Europe revenue increased 15.8%, or 9.8% on a same day constant currency basis, from the first quarter of fiscal 2021, despite the decline of $1.2 million from the exit of certain markets in connection with our restructuring initiatives. Asia Pacific revenue improved 18.7%, or 16.9% on a same day constant currency basis, as business continues to accelerate in major markets despite sporadic COVID-19 outbreaks in certain parts of the region.

Direct Cost of Services. Direct cost of services increased $22.3 million, or 24.9%, to $111.7 million for the first quarter of fiscal 2022 from $89.4 million for the first quarter of fiscal 2021. The increase in the amount of direct cost of services year-over-year was primarily attributable to a 22.7% increase in billable hours and a 1.9% increase in average pay rate.

Direct cost of services as a percentage of revenue was 61.0% for the first quarter of fiscal 2022 compared to 60.7% for the first quarter of fiscal 2021. The increased percentage compared to the prior year was primarily attributable to more significant holiday and vacation impact and lower conversion fees. The first quarter of fiscal 2022 included one more holiday in the U.S., due to the timing of Memorial Day, compared to the first quarter of fiscal 2021. These negative impacts were partially offset by lower self-insurance costs as a percentage of revenue. Our overall pay/bill ratio remained consistent year-over-year. Our target direct cost of services percentage is 60%.

The number of consultants on assignment at the end of the first quarter of fiscal 2022 was 3,165 compared to 2,444 at the end of the first quarter of fiscal 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $51.4 million, or 28.1% as a percentage of revenue, for the first quarter of fiscal 2022 compared to $51.2 million, or 34.7% as a percentage of revenue, for the first quarter of fiscal 2021. The favorable SG&A performance was largely the result of our restructuring initiatives, which were substantially completed in fiscal 2021, yielding an improved fixed cost structure. In addition, operating leverage has also increased as a result of the Company’s continued focus on operating efficiency. Compared to the prior year quarter, SG&A savings included a decline in management compensation of $2.3 million, a decrease in restructuring costs of $0.9 million, and continued reduction in occupancy costs of $0.8 million from savings from real estate footprint reduction. On a year-over-year comparison, these savings were offset by an increase of $2.1 million in bonuses and commissions as a result of higher revenue achieved and a $1.0 million benefit in recovery of legal costs in the first quarter of fiscal 2021.

Management and administrative headcount was 875 at the end of the first quarter of fiscal 2022 and 929 at the end of the first quarter of fiscal 2021. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Restructuring charges. We substantially completed our North America and APAC Plan and the European Plan in fiscal 2021. All employee termination and facility exit costs incurred under the restructuring plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs for the three months ended August 28, 2021 and August 29, 2020 were as follows (in thousands):

	Three Months Ended
	August 28, 2021			August 29, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$34	$(202)	$(168)	$938	$-	$938
Real estate exit costs (adjustments)	332	(16)	316	22	-	22
Other costs	-	8	8	56	-	56
Total restructuring costs (adjustments)	$366	$(210)	$156	$1,016	$-	$1,016

For further information on our restructuring initiatives, please refer to Note 10 – Restructuring Activities in Part I, Item 1 above.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.1 million in the first quarter of fiscal 2022 and $1.5 million in the first quarter of fiscal 2021. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by the amortization of certain internally developed software put in service in the second quarter of fiscal 2021.

Income Taxes. The provision for income taxes was $5.2 million (effective tax rate of 28.6%) for the first quarter of fiscal 2022 compared to $2.0 million (effective tax rate of 46.1%) for the first quarter of fiscal 2021. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The decrease in effective tax rate resulted primarily from the improvement in operating results in international entities, enabling us to utilize the benefits from historical net operating losses in foreign jurisdictions.

We recognized a net tax benefit of approximately $0.3 million and $0.2 million from compensation expense related to stock options, restricted stock awards, restricted stock units and disqualifying dispositions under our ESPP during the first quarter of fiscal 2022 and fiscal 2021, respectively.

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

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A.—Risk Factors of our Fiscal Year 2021 Form 10-K. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

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

RGP is our only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments. The following table presents our operating results by segment. All prior year periods presented below were recast to reflect the impact of the preceding segment changes.

	Three Months Ended
	August 28,		August 29,
	2021		2020
	(Amounts in thousands, except percentages)
Revenues:
RGP	$172,933	94.4%	$137,109	93.1%
Other Segments	10,207	5.6	10,237	6.9
Total revenues	$183,140	100.0%	$147,346	100.0%

Adjusted EBITDA:
RGP	$29,002	129.8%	$16,458	161.1%
Other Segments	1,006	4.5	1,165	11.4
Reconciling items (1)	(7,656)	(34.3)	(7,407)	(72.5)
Total Adjusted EBITDA (2)	$22,352	100.0%	$10,216	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures—Reconciliation of GAAP to Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue increased $35.8 million, or 26.1%, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily as a result of a 23.0% increase in billable hours and a 1.9% increase in average bill rate year-over-year, as discussed in the consolidated operating results discussion above. Revenue from RGP represents more than 94% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of August 28, 2021 was 3,064 compared to 2,356 as of August 29, 2020.

Other Segments – Other Segments’ revenue for the first fiscal quarter of 2022 remained consistent at $10.2 million, compared to the first quarter of fiscal 2021. Sitrick revenue declined $0.4 million year-over-year primarily due to slower business development during the Pandemic, which was offset by a $0.4 million increase in taskforce revenue, as the local economy continued to re-open.

The number of consultants on assignment under Other Segments as of August 28, 2021 was 101 compared to 88 as of August 29, 2020.

Adjusted EBITDA by Segment

RGP – RGP Adjusted EBITDA increased $12.5 million, or 76.2%, in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Compared to the prior year quarter, revenue increased $35.8 million, which was partially offset by the increase in cost of services of $22.3 million, while SG&A costs attributed to RGP only increased $0.7 million as a result of significant improvement in cost leverage. The trend in revenue, cost of services and other costs and expenses at RGP year-over-year is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.2 million, or 13.6%, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. While SG&A improved year-over-year, the benefit was more than offset by a one-time benefit of $1.0 million in recovery of legal costs in the first quarter of fiscal 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $120.0 million secured revolving credit facility (“Facility”) with Bank of America and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns. As of August 28, 2021, we had $61.9 million of cash and cash equivalents including $27.7 million held in international operations.

Our Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Our Facility consists of a $120.0 million revolving loan facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit. On August 28, 2021, we had borrowings of $33.0 million outstanding under the Facility, bearing an interest rate per annum ranging from 1.62% to 1.68%. Additional information regarding the Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than the repayment on the Facility of $10.0 million during the three months ended August 28, 2021, there have been no material changes to the contractual obligations reported in our Fiscal Year 2021 Form 10-K.

Our initiative to modernize our technology infrastructure, as described in “Fiscal 2022 Strategic Focus Areas” above, requires significant investments over multiple years. While we are still in the process of assessing the total amount of the investments required, we currently believe our current cash, ongoing cash flows from our operations and funding available under our Facility will provide sufficient funds for this initiative.

Additionally, as described in Note 3 – Acquisitions and Dispositions in the Notes to consolidated financial statements included in Part II, Item 8 of our Fiscal Year 2021 Form 10-K, the purchase agreements for Veracity Consulting Group, LLC (“Veracity”) and Expertforce Interim Projects GmbH, LLC (“Expertence”) require cash earn-out payments to be made when certain performance conditions are met. We estimate the fair value of contingent liabilities under the Monte Carlo simulation model based on unobservable input variables related to meeting the applicable contingency conditions as per the terms of the applicable agreements. During the three months ended August 28, 2021, we made a cash earn-out payment of $0.3 million related to the Expertence acquisition. The estimated fair value of the contingent consideration liability as of August 28, 2021 was $7.0 million, which is expected to be paid out before the end of calendar 2021.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act includes provisions, among others, addressing the carryback of net operating losses (“NOLs”) for specific periods, and provides for deferral of the employer-paid portion of the social security payroll taxes. We previously elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 until May of 2021 when we chose to make a partial payment of previously deferred payroll taxes in the amount of $6.3 million. As of August 28, 2021, an additional $6.3 million of deferred payroll taxes remain and are expected to be paid in calendar 2022. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018. We recognized a discrete tax benefit of $12.8 million in fiscal 2021 and expect to file for a federal tax refund in the amount of $34.0 million before the end of fiscal 2022.

The Pandemic has created significant uncertainty in the global economy and capital markets for a large part of fiscal 2021. While there appears to be more certainty and clarity in the macro environment and capital markets in recent months, there could be lingering adverse effects into the remainder of fiscal 2022 and beyond, which could impact our financial results and liquidity. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and in technology infrastructure. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity. We currently believe that our current cash, ongoing cash flows from our operations and funding available under our Facility will be adequate to meet our working capital and capital expenditure needs, provide funding for our systems and technology transformations and upgrades, and cover future contingent consideration payments associated with the Veracity acquisition for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisitions, we may seek to sell additional equity securities, increase use of our Facility, expand the size of our Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. Our ability to secure additional financing in the future, if needed, will depend on several factors. These include our future profitability and the overall condition of the credit markets. Notwithstanding these considerations, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

However, we could be required, or could elect to seek, additional funding prior to that time. Our future capital requirements will depend on many factors, including our ability to continue to adapt and efficiently serve our clients, our clients’ project needs in the future, and our clients’ financial health and ability to make timely payments on our receivables. A material adverse impact from the Pandemic could result in a need for us to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities.

Operating Activities

Operating activities for the first quarter of fiscal 2022 provided cash of $0.5 million compared to $18.6 million for the first quarter of fiscal 2021. In the first quarter of fiscal 2022, cash provided by operations resulted from net income of $12.9 million and non-cash adjustments of $4.5 million. Additionally, net unfavorable changes in operating assets and liabilities totaled $16.9 million, primarily consisting of a $13.8 million increase in trade accounts receivable, partially attributable to strong sequential revenue growth, and a $6.0 million decrease in accrued salaries and related obligations, primarily due to the timing of our pay cycle and the payout of the annual incentive during the first quarter of fiscal 2022. In the first quarter of fiscal 2021, cash provided by operations resulted from net income of $2.3 million and non-cash adjustments of $4.3 million. Additionally, net favorable changes in operating assets and liabilities totaled $12.0 million, primarily consisting of a $16.8 million decrease in trade accounts receivable, partially offset by a $6.1 million reduction in accrued salaries and related obligations. The overall decline of cash flow from operating activities in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily attributable to the payroll tax payment deferral of $4.5 million under the CARES Act in the first quarter of fiscal 2021, an increase in income taxes payment of $3.8 million and the difference in the timing of the collection of accounts receivable.

Investing Activities

Net cash used in investing activities was $1.0 million for the first quarter of fiscal 2022 compared to $0.2 million for the first quarter in fiscal 2021. Net cash used in investing activities in both periods was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $11.4 million in the first quarter of fiscal 2022 compared to $1.5 million in the first quarter of fiscal 2021. Net cash used in financing activities during the first quarter of fiscal 2022 consisted of repayments on the Facility of $10.0 million, cash dividend payments of $4.6 million, the Expertence contingent consideration payment of $0.3 million, partially offset by $3.5 million proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities of $1.5 million for the first quarter of fiscal 2021 consisted of $4.5 million in cash dividends paid, partially offset by $3.0 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate.

As of August 28, 2021, we had approximately $61.9 million of cash and cash equivalents and $33.0 million of borrowings under our Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Additional information regarding the interest on our borrowings under the Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are exposed to interest rate risk related to fluctuations in the LIBOR rate; at the current level of borrowing as of August 28, 2021 of $33.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the three months ended August 28, 2021, approximately 18.6% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 55.2% of our balances of cash and cash equivalents as of August 28, 2021 were denominated in U.S. dollars. The remaining amount of approximately 44.8% was comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, Mexican Pesos and Canadian Dollar. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we intend to monitor our exposure to foreign currency fluctuations, we do not currently use financial hedging techniques to mitigate risks associated with foreign currency fluctuations including in a limited number of circumstances when we may be asked to transact with a client in one currency but are obligated to pay our consultant in another currency. We cannot provide assurance that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 28, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 28, 2021. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended August 28, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2021 Form 10-K, which was filed with the Securities and Exchange Commission on July 23, 2021. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2021 Form 10-K for a complete description of the material risks we face.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 7, 2021	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: October 7, 2021	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)