Form 10-Q
period 2021-11-27
RESOURCES CONNECTION, INC.
filed 2022-01-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2021

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

As of December 28, 2021, there were approximately 32,527,210 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share)

	November 27,	May 29,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,633	$74,391
Trade accounts receivable, net of allowance for doubtful accounts of $2,101
and $2,032 as of November 27, 2021 and May 29, 2021, respectively	143,361	116,455
Prepaid expenses and other current assets	6,741	7,235
Income taxes receivable	39,282	37,184
Total current assets	260,017	235,265
Goodwill	214,907	216,758
Intangible assets, net	19,262	20,240
Property and equipment, net	19,243	20,543
Operating right-of-use assets	21,283	24,655
Deferred income taxes	1,403	1,691
Other assets	2,097	1,492
Total assets	$538,212	$520,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,877	$15,987
Accrued salaries and related obligations	63,681	55,513
Operating lease liabilities, current	9,246	10,206
Contingent consideration liabilities	-	7,129
Other liabilities	10,282	12,071
Total current liabilities	99,086	100,906
Long-term debt	44,000	43,000
Operating lease liabilities, noncurrent	17,376	20,740
Deferred income taxes	18,013	18,382
Other long-term liabilities	6,137	8,070
Total liabilities	184,612	191,098
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and
outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 33,683 and
64,626 shares issued, and 33,683 and 32,885 shares outstanding as of
November 27, 2021 and May 29, 2021, respectively	337	646
Additional paid-in capital	342,807	489,864
Accumulated other comprehensive loss	(11,749)	(7,393)
Retained earnings	22,205	367,229
Treasury stock at cost, zero and 31,741 shares as of November 27, 2021 and
May 29, 2021, respectively	-	(520,800)
Total stockholders’ equity	353,600	329,546
Total liabilities and stockholders’ equity	$538,212	$520,644

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
Revenue	$200,238	$153,222	$383,378	$300,567
Direct cost of services	121,497	95,044	233,204	184,493
Gross profit	78,741	58,178	150,174	116,074
Selling, general and administrative expenses	56,881	54,552	108,274	105,707
Amortization of intangible assets	1,184	1,393	2,287	2,923
Depreciation expense	893	984	1,812	1,991
Income from operations	19,783	1,249	37,801	5,453
Interest expense, net	222	460	438	955
Other income	(311)	(475)	(617)	(1,007)
Income before provision for income taxes	19,872	1,264	37,980	5,505
Provision for income taxes	5,567	2,256	10,752	4,213
Net income (loss)	$14,305	$(992)	$27,228	$1,292
Net income (loss) per common share:
Basic	$0.43	$(0.03)	$0.82	$0.04
Diluted	$0.42	$(0.03)	$0.81	$0.04
Weighted average common shares outstanding:
Basic	33,221	32,356	33,058	32,270
Diluted	33,950	32,356	33,652	32,317
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$14,305	$(992)	$27,228	$1,292
Foreign currency translation adjustment, net of tax	(2,521)	940	(4,356)	5,256
Total comprehensive income (loss)	$11,784	$(52)	$22,872	$6,548

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended November 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of August 28, 2021	64,926	$649	$494,742	31,739	$(520,744)	$(9,228)	$375,426	$340,845
Exercise of stock options	349	3	5,271					5,274
Stock-based compensation expense			1,489					1,489
Issuance of restricted stock	75	1	(1)					-
Issuance of common stock	72	1	(1,096)					(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members			(13)		58		(25)	20
Cash dividends declared ($0.14 per share)							(4,717)	(4,717)
Dividend equivalents on restricted stock			61				(61)	-
Currency translation adjustment						(2,521)		(2,521)
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686		(362,723)	-
Net income for the three months ended November 27, 2021							14,305	14,305
Balances as of November 27, 2021	33,683	$337	$342,807	-	$-	$(11,749)	$22,205	$353,600

	For the Six Months Ended November 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	429	4	6,385					6,389
Stock-based compensation expense			2,854					2,854
Issuance of common stock under Employee Stock Purchase Plan	220	2	2,349					2,351
Issuance of restricted stock	75	1	(1)	(2)	-			-
Issuance of common stock	72	1	(1,096)					(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members			(24)		114		(50)	40
Cash dividends declared ($0.28 per share)							(9,357)	(9,357)
Dividend equivalents on restricted stock			122				(122)	-
Currency translation adjustment						(4,356)		(4,356)
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686		(362,723)	-
Net income for the six months ended November 27, 2021							27,228	27,228
Balances as of November 27, 2021	33,683	$337	$342,807	-	$-	$(11,749)	$22,205	$353,600

	For the Three Months Ended November 28, 2020
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of August 29, 2020	64,199	$642	$481,571	31,766	$(521,033)	$(9,546)	$358,294	$309,928
Exercise of stock options
Stock-based compensation expense			1,612					1,612
Amortization of restricted stock issued out of treasury stock to board of director members			(96)		141		(45)	-
Cash dividends declared ($0.14 per share)							(4,541)	(4,541)
Currency translation adjustment						940		940
Net loss for the three months ended November 28, 2020							(992)	(992)
Balances as of November 28, 2020	64,199	$642	$483,087	31,766	$(520,892)	$(8,606)	$352,716	$306,947

	For the Six Months Ended November 28, 2020
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	44	1	503					504
Stock-based compensation expense			2,824					2,824
Issuance of common stock under Employee Stock Purchase Plan	245	2	2,458					2,460
Amortization of restricted stock issued out of treasury stock to board of director members			(136)		196		(60)	-
Cash dividends declared ($0.28 per share)							(9,050)	(9,050)
Currency translation adjustment						5,256		5,256
Net income for the six months ended November 28, 2020							1,292	1,292
Balances as of November 28, 2020	64,199	$642	$483,087	31,766	$(520,892)	$(8,606)	$352,716	$306,947

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	November 27,	November 28,
	2021	2020
Cash flows from operating activities:
Net income	$27,228	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,099	4,914
Stock-based compensation expense	3,108	3,105
Contingent consideration adjustment	167	342
Loss on disposal of assets	290	167
Loss on dissolution of subsidiaries	86	-
Amortization of debt issuance costs and lender fees	14	-
Impairment of operating right-of-use assets	591	650
Adjustment to allowance for doubtful accounts	387	(260)
Deferred income taxes	11	(403)
Changes in operating assets and liabilities:
Trade accounts receivable	(29,189)	13,547
Prepaid expenses and other current assets	473	(888)
Income taxes	(3,131)	1,919
Other assets	(43)	58
Accounts payable and accrued expenses	458	3,769
Accrued salaries and related obligations	5,297	(81)
Other liabilities	(6,386)	1,446
Net cash provided by operating activities	3,460	29,577
Cash flows from investing activities:
Proceeds from sale of assets	24	168
Acquisition of property and equipment and internal-use software	(2,295)	(1,802)
Net cash used in investing activities	(2,271)	(1,634)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,882	522
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,351	2,460
Payment of contingent consideration	(3,575)	(3,020)
Proceeds from Revolving Credit Facility	53,393	-
Repayments on Revolving Credit Facility	(53,000)	(20,000)
Payment of debt issuance costs	(96)	-
Cash dividends paid	(9,250)	(9,059)
Net cash used in financing activities	(3,295)	(29,097)
Effect of exchange rate changes on cash	(1,652)	2,725
Net (decrease) increase in cash	(3,758)	1,571
Cash and cash equivalents at beginning of period	74,391	95,624
Cash and cash equivalents at end of period	$70,633	$97,195

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The second quarters of fiscal 2022 and 2021 each consisted of 13 weeks. The Company’s fiscal 2022 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited financial statements of the Company as of and for the three and six months ended November 27, 2021 and November 28, 2020 have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) Company management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2021 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Net Income (Loss) Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares and common equivalent shares outstanding during the period, calculated using the treasury stock method. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost related to stock awards for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income (loss) per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

Net income (loss)	$14,305	$(992)	$27,228	$1,292
Basic:
Weighted average shares	33,221	32,356	33,058	32,270
Diluted:
Weighted average shares	33,221	32,356	33,058	32,270
Potentially dilutive shares	729	-	594	47
Total dilutive shares	33,950	32,356	33,652	32,317
Net income (loss) per common share
Basic	$0.43	$(0.03)	$0.82	$0.04
Dilutive	$0.42	$(0.03)	$0.81	$0.04
Anti-dilutive shares not included above	1,853	5,083	1,936	5,185

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. During the three months ended November 27, 2021, the Company made the final cash earn-out payment of $7.0 million related to the acquisition of Veracity Consulting Group, LLC (“Veracity”). Total contingent consideration liabilities were zero and $7.0 million as of November 27, 2021 and May 29, 2021, respectively. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability was remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates were recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Share Repurchases and Retirement

The Company accounts for the retirement of repurchased shares using the par value method under which the cost of repurchased and retired shares in excess of the par value is allocated between additional paid-in capital and retained earnings. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company uses the weighted-average cost flow assumption to identify and assign the original issue proceeds to the cost of the shares repurchased and retired. The Company believes that this allocation method is preferable because it more accurately reflects its paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of those shares.

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

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $38.1 million and $36.2 million as of November 27, 2021 and May 29, 2021, respectively.

Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in Other Liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.7 million and $4.6 million as of November 27, 2021 and May 29, 2021, respectively. Revenues recognized during the three and six months ended November 27, 2021 that were included in deferred revenues as of May 29, 2021 were $0.5 million and $1.6 million, respectively.

4. Dispositions

During the six months ended November 27, 2021, the Company completed the dissolution of the following two foreign subsidiaries: RGP Denmark A/S and RGP Italy SRL, as it continued to complete its exit from certain non-core markets in Europe. The Company recognized a total loss on dissolution of $0.1 million during the six months ended November 27, 2021, primarily related to the recognition of the accumulated cumulative translation adjustment associated with these foreign subsidiaries, which was included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

5. Intangible Assets and Goodwill

The following table sets forth the Company’s intangible assets, including acquired intangible assets and internal-use software (in thousands):

	As of November 27, 2021			As of May 29, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,810	$(11,243)	$12,567	$23,941	$(9,918)	$14,023
Tradenames (3-10 years)	4,994	(3,765)	1,229	5,164	(3,651)	1,513
Backlog (17 months)	1,210	(1,210)	-	1,210	(1,210)	-
Consultant list (3 years)	792	(792)	-	849	(849)	-
Non-compete agreements (3 years)	905	(905)	-	970	(970)	-
Computer software (2-3.5 years)	6,833	(1,367)	5,466	5,446	(742)	4,704
Total	$38,544	$(19,282)	$19,262	$37,580	$(17,340)	$20,240

The Company recorded amortization expense of $1.2 million and $1.4 million for the three months ended November 27, 2021 and November 28, 2020, respectively, and $2.3 million and $2.9 million for the six months ended November 27, 2021 and November 28, 2020, respectively. The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

2022 (remaining 6 months)	$2,652
2023	5,151
2024	4,997
2025	3,497
2026	2,311
2027	448
Total	$19,056

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total Company
Balance as of May 29, 2021	$209,388	$7,370	$216,758
Impact of foreign currency exchange rate changes	(1,533)	(318)	(1,851)
Balance as of November 27, 2021	$207,855	$7,052	$214,907

6. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases. The following table summarizes components of the total lease cost, which are included within selling, general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Operating lease cost	$2,200	$2,745	$4,456	$5,618
Short-term lease cost	39	29	74	92
Variable lease cost	539	681	1,084	1,248
Sublease income	(273)	(222)	(518)	(444)
Total lease cost	$2,505	$3,233	$5,096	$6,514

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,869	$3,683	$5,781	$6,957
Right-of-use assets obtained in exchange for new operating lease obligations	$1,001	$535	$1,429	$1,555

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	As of	As of
	November 27, 2021	May 29, 2021
Weighted average remaining lease term	3.56 years	3.7 years
Weighted average discount rate	3.74%	3.92%

The maturities of operating lease liabilities were as follows as of November 27, 2021 (in thousands):

Years Ending:	Operating Lease Maturity
May 28, 2022	$6,240
May 27, 2023	10,884
May 25, 2024	8,555
May 31, 2025	6,752
May 30, 2026	3,219
Thereafter	3,864
Total minimum payments	$39,514
Less: interest	(12,892)
Present value of operating lease liabilities	$26,622

The Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet building to independent third parties under operating lease agreements expiring through fiscal 2025. Rental income recognized totaled $48,000 and $55,000 for the three months ended November 27, 2021 and November 28, 2020, respectively, and $96,000 and $110,000 for the six months ended November 27, 2021 and November 28, 2020, respectively. Under the terms of these operating lease agreements, rental income is expected to be $103,000, $219,000, $219,000 and $77,000 in the remaining six months of fiscal 2022 and fiscal years 2023 through 2025, respectively. Rental income is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

7. Income Taxes

For the three months ended November 27, 2021 and November 28, 2020, the Company’s provision for income taxes was $5.6 million, an effective tax rate of 28.0%, and $2.3 million, an effective tax rate of 178.5%, respectively. For the six months ended November 27, 2021 and November 28, 2020, the Company’ provision for income taxes was $10.8 million, an effective tax rate of 28.3%, and $4.2 million, an effective tax rate of 76.5%, respectively. The decrease in effective tax rate resulted primarily from the improvement in operating results in international entities, enabling the Company to utilize the benefits from historical net operating losses in certain foreign jurisdictions.

The Company operates in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions, and fluctuations in the consolidated effective tax rate reflect the changes in the mix of earnings (losses) in these jurisdictions.

The Company recognized a net tax benefit of approximately $0.5 million and $0.1 million from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units and disqualifying dispositions under the Company’s 2019 Employee Stock Purchase Plan (“ESPP”) during the three months ended November 27, 2021 and November 28, 2020, respectively. The Company recognized a net tax benefit of approximately $0.8 million and $0.3 million from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units and disqualifying dispositions under the ESPP during the six months ended November 27, 2021 and November 28, 2020, respectively.

The Company’s total liability for unrecognized tax benefits, including accrued interest and penalties, was $0.9 million as of both November 27, 2021 and May 29, 2021, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets based on the closing of the statute of limitations.

8. Long-Term Debt

Prior to November 12, 2021, the Company had a $120.0 million secured revolving credit facility (the “Previous Credit Facility”) with Bank of America, pursuant to the terms of the Credit Agreement dated October 17, 2016 between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Previous Credit Agreement”). The Previous

Credit Agreement was set to mature on October 17, 2022.

On November 12, 2021, the Company and Resources Connection LLC and all domestic subsidiaries of the Company as guarantors entered into a credit agreement with the lenders’ party thereto and Bank of America, N.A. as administrative agent for the lenders (the “New Credit Agreement”), and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan (the “New Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the New Credit Agreement. The New Credit Facility matures on November 12, 2026. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and the Company’s domestic subsidiaries.

On November 12, 2021, the Company borrowed $44.0 million under the New Credit Facility. Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio, which resulted in an interest rate of 1.41% as of November 27, 2021. The Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending upon on the Company’s consolidated leverage ratio.

The Company had $1.3 million of outstanding letters of credit and $129.7 million remaining capacity under the New Credit Facility as of November 27, 2021. The New Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the New Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the New Credit Agreement as of November 27, 2021.

9. Stockholders’ Equity

Stock Repurchase Program

In July 2015, the Company’s board of directors approved a stock repurchase program (the “July 2015 Program”), authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and six months ended November 27, 2021, the Company made no repurchase of its common stock. As of November 27, 2021, approximately $85.1 million remained available for future repurchases of the Company’s common stock under the July 2015 Program. See Note 15—Subsequent Events for additional information.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On October 21, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share. The dividend of approximately $4.7 million was paid on December 16, 2021 to the holders of record on November 18, 2021, and is accrued for in the Company’s Consolidated Balance Sheet as of November 27, 2021.

Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the New Credit Agreement and other agreements, and other factors deemed relevant by the board of directors.

Retirement of Treasury Shares

On November 8, 2021, the Company retired 31.7 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximated $520.7 million. In connection with the retirement, the Company reduced its common stock, additional paid-in capital, and retained earnings balances by $0.3 million, $157.6 million, and $362.7 million, respectively. Refer to Note 2 — Summary of Significant Accounting Policies for the Company’s accounting policy for the retirement of treasury shares.

10. Restructuring Activities

The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan” and, together with the North America and APAC Plan, the “Restructuring Plans”) in September 2020. The Restructuring Plans consist of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high-growth core markets for greater impact. All of the employee termination and facility exit costs associated with the Restructuring Plans are within the Company’s RGP segment and are recorded in selling, general and administrative expenses in its Consolidated Statement of Operations. See further discussion about the Company’s segment position in Note 13 – Segment Information.

Restructuring costs for the three and six months ended November 27, 2021 and November 28, 2020 were as follows (in thousands):

	Three Months Ended
	November 27, 2021			November 28, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$44	$(22)	$22	$159	$5,296	$5,455
Real estate exit costs	542	1	543	700	382	1,082
Other costs	-	18	18	-	238	238
Total restructuring costs (adjustments)	$586	$(3)	$583	$859	$5,916	$6,775

	Six Months Ended
	November 27, 2021			November 28, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$78	$(224)	$(146)	$1,097	$5,296	$6,393
Real estate exit costs (adjustments)	874	(15)	859	722	382	1,104
Other costs	-	26	26	56	238	294
Total restructuring costs (adjustments)	$952	$(213)	$739	$1,875	$5,916	$7,791

The $0.5 million of real estate exit costs during the three months ended November 27, 2021 consisted primarily of $0.2 million of non-cash impairment of right-of-use assets and $0.3 million of loss on disposal of fixed assets under the North America and APAC Plan. The $0.9 million of real estate exit costs during the six months ended November 27, 2021 consisted primarily of $0.6 million of non-cash impairment of right-of use assets and $0.3 million of loss on disposal of fixed assets under the North America and APAC Plan.

As of November 27, 2021, cumulative restructuring costs since the announcement of the Restructuring Plans were as follows (in thousands):

	Inception to Date
	November 27, 2021
	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$5,031	$4,614	$9,645
Real estate exit costs	2,980	649	3,629
Other costs	-	706	706
Total restructuring costs	$8,011	$5,969	$13,980

The following table summarizes the employee termination activity under the Restructuring Plans for the three and six months ended November 27, 2021 and November 28, 2020, respectively (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Liability balance, beginning of period	$729	$1,403	$1,263	$1,874
Increase in liability (restructuring costs)	22	5,455	22	6,393
Reduction in liability (payments and others)	(378)	(1,556)	(912)	(2,965)
Liability balance, end of period	$373	$5,302	$373	$5,302

As of November 27, 2021, the Company has substantially completed the planned employee headcount reduction under the Restructuring Plans and recognized substantially all of the expected employee termination costs in connection with the reduction in force. The Company had $0.4 million in employee termination liability as of November 27, 2021, which is expected to be paid out prior to the end of calendar 2022.

11. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (in thousands):

	Six Months Ended
	November 27,	November 28,
	2021	2020
Income taxes paid	$14,100	$2,627
Interest paid	$310	$876
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$7	$-
Dividends declared, not paid	$4,717	$4,541

:

12. Stock-Based Compensation Plans

General

The Company’s stockholders approved the 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the 2014 Performance Incentive Plan (the “2014 Plan”). Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors, are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (2) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. The Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. As of November 27, 2021, there were 1,545,614 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $2.0 million and $1.7 million for the three months ended November 27, 2021 and November 28, 2020, respectively, and $3.6 million and $3.1 million for the six months ended November 27, 2021 and November 28, 2020, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards, restricted stock units, performance stock units and stock units credited under the Directors Deferred Compensation Plan.

Stock Options

The following table summarizes the stock option activity for the six months ended November 27, 2021 (in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price
Outstanding at May 29, 2021	4,556	$15.78
Exercised	(429)	14.89
Forfeited	(41)	17.31
Expired	(144)	15.30
Outstanding at November 27, 2021	3,942	$15.88
Exercisable at November 27, 2021	3,236	$15.46
Vested and expected to vest at November 27, 2021	3,862	$15.84

As of November 27, 2021, there was $2.3 million of total unrecognized compensation cost related to unvested and outstanding employee stock options. That cost is expected to be recognized over a weighted-average period of 1.18 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP which superseded the Company’s previous Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock that are authorized for issuance under the ESPP is 1,825,000.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires July 16, 2029. The Company issued 220,000 and 245,000 shares of common stock pursuant to the ESPP during the six months ended November 27, 2021 and November 28, 2020, respectively. There were 915,212 shares of common stock available for issuance under the ESPP as of November 27, 2021.

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the six months ended November 27, 2021 (in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	127	$13.12
Granted	75	18.34
Vested	(22)	12.55
Unvested as of November 27, 2021	180	$15.46
Expected to vest as of November 27, 2021	152	$15.34

As of November 27, 2021, there was $2.1 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.73 years.

Restricted Stock Units

The following table summarizes the activities for the unvested restricted stock units for the six months ended November 27, 2021 (in thousands, except weighted average grant-date fair value):

	Equity-Classified Restricted Stock Units		Liability-Classified Stock Units		Total Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	513	$11.40	89	$14.58	602	$11.87
Granted	201	18.01	3	15.35	204	17.98
Vested	(126)	11.64	(22)	14.30	(148)	12.03
Forfeited	(6)	11.64	-	-	(6)	11.64
Unvested as of November 27, 2021	582	$14.00	70	$14.01	652	$13.98
Expected to vest as of November 27, 2021	504	$13.95	70	$14.01	575	$13.96

As of November 27, 2021, there was $6.8 million of total unrecognized compensation cost related to unvested equity-classified restricted stock units (which are the restricted stock units granted under the 2020 Plan that settle in shares of the Company’s common stock). That cost is expected to be recognized over a weighted-average period of 2.14 years. As of November 27, 2021, there was $0.6 million of total unrecognized compensation cost related to unvested liability-classified restricted stock units (which are the stock units credited under the Directors Deferred Compensation Plan that settle in cash). That cost is expected to be recognized over a weighted-average period of 1.65 years.

Performance Stock Units

During the three months ended November 27, 2021, the Company issued performance stock units to certain members of management. The total number of shares that would vest under the performance stock units will be determined at the end of the three-year performance period based on the Company’s achievement of certain revenue and adjusted EBITDA percentage targets over the performance period. The following table summarizes the activities for the unvested performance stock units for the six months ended November 27, 2021 (in thousands, except weighted average grant-date fair value):

ADD TABEL
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	-	$-
Granted (1)	197	18.44
Unvested as of November 27, 2021	197	$18.44
Expected to vest as of November 27, 2021	166	$18.44

(1)Shares granted in the six months ended November 27, 2021 are presented at the stated target, which represents the base number of shares that would vest. Actual shares vest may be 0-150% of the target based on the achievement of the specific company-wide performance targets.

As of November 27, 2021, there was $2.9 million of total unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized over a weighted-average period of 2.49 years.

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

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. All prior year periods presented were recast to reflect the impact of the preceding segment changes. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, technology transformation costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s Chief Operating Decision Maker does not evaluate segments using asset information.

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
(In thousands)	2021	2020	2021	2020
Revenues:
RGP	$189,400	$142,002	$362,333	$279,111
Other Segments	10,838	11,220	21,045	21,456
Total revenues	$200,238	$153,222	$383,378	$300,567

Adjusted EBITDA:
RGP	$32,121	$18,401	$61,177	$34,859
Other Segments	1,232	1,251	2,238	2,417
Reconciling items (1)	(8,405)	(7,257)	(16,115)	(14,664)
Total Adjusted EBITDA	$24,948	$12,395	$47,300	$22,612

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

The below is a reconciliation of the Company’s net income (loss) to Adjusted EBITDA for all periods presented (amounts are in thousands):

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
Net income (loss)	$14,305	$(992)	$27,228	$1,292
Adjustments:
Amortization of intangible assets	1,184	1,393	2,287	2,923
Depreciation expense	893	984	1,812	1,991
Interest expense, net	222	460	438	955
Provision for income taxes	5,567	2,256	10,752	4,213
EBITDA	22,171	4,101	42,517	11,374
Stock-based compensation expense	2,019	1,708	3,648	3,105
Restructuring costs	583	6,775	739	7,791
Technology transformation costs (1)	229	-	229	-
Contingent consideration adjustment	(54)	(189)	167	342
Adjusted EBITDA	$24,948	$12,395	$47,300	$22,612

(1) Commencing with the three months ended November 27, 2021, Adjusted EBITDA also excludes the impact of technology transformation costs. Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs primarily include third-party consulting fees and costs associated with dedicated internal resources that are not capitalized through the duration of the system implementations.

14. Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, none of such matters, if disposed of unfavorably, would have a material adverse effect on the Company’s financial position, cash flows or results of operations.

15. Subsequent Events

Share Repurchase

On December 8, 2021, the Company purchased 1,155,236 shares of the Company’s common stock in a privately negotiated transaction with Dublin Acquisition, LLC (the “Seller”) pursuant to the terms of a Stock Purchase Agreement, dated December 3, 2021, entered into between the Company and the Seller (the “Stock Purchase Agreement”). The Stock Purchase Agreement provided that the purchase price per share was $17.01, equal to the lower of (i) the 10-day volume-weighted average price for the period ending on Friday December 3, 2021 or (ii) the closing price on December 3, 2021. The purchased shares had previously been issued to the Seller in connection with the Company’s acquisition of Accretive Solutions, Inc. in November 2017. The shares of common stock were purchased by the Company pursuant to the Company’s July 2015 Program. Following the repurchase, approximately $65.4 million remained available for future repurchases of the Company’s common stock under the July 2015 Program. See Note 9 — Stockholders’ Equity for additional information about the July 2015 Program.

Borrowing on the New Credit Facility

On December 6, 2021, the Company borrowed $20.0 million on the New Credit Facility, increasing its outstanding loans under the New Credit Facility to $64.0 million.

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

These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included in Part I, Item 1A of our Fiscal Year 2021 Form 10-K and our other public filings made with the SEC should be reviewed carefully. These risks and uncertainties include, but are not limited to, the following: risks arising from epidemic diseases, such as the COVID-19 pandemic (the “Pandemic”), the possible adverse effects from economic conditions or changes in the use of outsourced professional services consultants, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts many not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities, possible disruption of our business from our past and future acquisitions, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, and the possibility that we are unable to or elect not to pay our quarterly dividend payment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

Disrupting the professional services industry since our founding in 1996, we are an emerging leader in the “now of work” — attracting and retaining the best talent in an increasingly fluid gig-oriented environment. Based in Irvine, California, with offices worldwide, our agile human capital model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration, and human connection. Our agile professional services model quickly aligns the right resources and solutions for the work at hand with speed and efficiency. See Part 1, Item 1 “Business” of our Fiscal Year 2021 Form 10-K for further discussions about our business and operations.

Despite the impacts of the Pandemic, we successfully evolved our operating model to allow us to operate from a position of strength. The Pandemic accelerated certain macro trends that we believe favor our model. These include the increased use of contingent talent and virtual or remote work becoming mainstream. We expect to continue to evolve our client engagement and talent delivery model to take advantage of these important shifts. Our agile talent platform has helped our clients pivot their workforce and operating models in many ways. Fiscal 2021 was a year of validation, innovation, and strengthening for growth, which has continued into fiscal 2022. During the three and six months ended November 27, 2021, we experienced robust top line growth and margin expansion propelled by continued acceleration of pipeline and sales activities, sustained improvement in operational execution and delivery, and enhanced fixed cost structure. We believe that we are continuing to lay a solid foundation for even stronger growth ahead.

Fiscal 2022 Strategic Focus Areas

Our strategic focus areas in fiscal 2022 are:

•Drive meaningful revenue growth and deliver enhanced EBITDA margin

•Commercialize our digital strategies

•Modernize our global technology infrastructure

•Strengthen the RGP brand

Driving meaningful growth in our top-line revenue and expanding our EBITDA margin will remain our highest priority in fiscal 2022. Our strategy is to continue to focus on the growth of our strategic client and key industry vertical programs, particularly in healthcare, leveraging broader market talent for virtual delivery and the increasing focus on account penetration. Since inception, our strategic account program has been one of the key drivers of revenue and business growth. In fiscal 2022, we are further broadening our strategic account program by moving additional accounts into the program and adopting the client centric and borderless approach to serve these clients. We believe our efforts will allow us to continue to develop in-depth knowledge of these clients’ needs and increase the scope and size of our projects with them. In our healthcare industry vertical, we see strong growth momentum from pharmaceutical to medical device to payor and provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. To align with market demand, we are expanding our capabilities in such areas as revenue integrity, clinical trials support and supply chain optimization and are leveraging our depth of industry expertise to help clients operate with enhanced agility and efficiency in the rapidly evolving healthcare industry. In addition, the continued evolution of our operating and delivery model to be more flexible, virtual, and borderless has allowed us to expand opportunities within existing core clients and markets as well as to uncover opportunities to effectively serve new clients in new markets. As our clients continue to accelerate their digital and workforce paradigm transformations in this still uncertain economic environment, we are ready and positioned to deliver greater workforce agility and flexibility to our clients.

We are committed to improving EBITDA performance and delivering enhanced stockholder value. We are building on significant cost savings and margin expansion achieved in fiscal 2021 through heightened focus on pricing and delivery and operational efficiency. We are improving our pay/bill ratio through value-based pricing and strategic management of our direct delivery costs. In a world with intensified competition for talent, we are striving to attract high-caliber professionals with the right skillsets and qualifications, and appropriately reflect the value delivered in our bill rates. We are also achieving a structural improvement in cost leverage through disciplined management of headcount, business expenses, and real estate costs in an increasingly digital, virtual market.

Our second focus area for this fiscal year is to commercialize our digital strategies, and we continue to make solid strides. We have completed the development of the core functionalities of HUGO, a digital staffing platform within our employment model where talent and businesses/clients can connect and engage directly. HUGO is designed to offer clients and talent unprecedented transparency, speed, and control. We launched HUGO in the Tri-State markets in October 2021. We continue to enhance its functionality with further artificial intelligence and machine learning. Additionally, our efforts to commercialize our digital strategies this year also include the acceleration of digital transformation services revenue through the continued expansion of go-to-market penetration for Veracity Consulting Group, LLC (“Veracity”) in North America and further development of our Digital Technology Practice in the Asia Pacific region. We expect to drive continued enhancement in our abilities to provide digital transformation and technology consulting services from strategy and roadmap to technical implementation. Our focus on introducing Veracity more broadly to our client base has generated positive returns since inception, with Veracity revenue growing 40.2% year-over-year in the first half of fiscal 2022. We believe the increase in virtual or remote delivery arrangements resulting from the Pandemic has and will continue to accelerate digital transformation agendas in our existing client base and create opportunities for us to engage with new clients, contributing to further topline revenue growth.

The third area of focus for fiscal 2022 is to modernize our technology platform. We recently launched a multi-year project to elevate our technology infrastructure globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. We believe our investment in this technology initiative will accelerate our efficiency and data-led decision-making capabilities, optimize process flow and automation, scale our operations to support future growth, and create an enhanced digital experience for our consultants and clients.

Fourth, we will focus even more on our human-first brand to improve the consultant experience. Our brand is built on the power of human. Through enhanced transparency, flexibility and digital connection, fulfilling assignments, competitive compensation and benefits and continued education, training and professional development, we are strengthening our professional community and delivering care and wellbeing to our consultants. We are positioning ourselves as the preferred human capital partner in the “now of work,” providing the best talent to meet our clients’ needs in an increasingly fluid gig-oriented environment.

COVID-19 Impact and Outlook

During the Pandemic, we experienced adverse impacts to our business including, among other things, reduced demand for or delayed client decisions to procure our services, especially in certain of our markets. In response to the Pandemic, we evolved our operating model to be more virtual and borderless, which resulted in improved operational execution and leverage. At the same time, the ongoing shifts accelerated by the Pandemic, including the increased use of contingent talent and virtual or remote delivery, have increased the importance and relevance of our solutions and allowed us to operate from a position of strength, as evidenced by the sustained improvement in our financial results.

As the Pandemic continues to evolve, we are following local government mandates, where applicable, and will continue to revise and refine our client delivery solutions and plans to return to on-site work to ensure exceptional client service, business continuity, and the safety and wellbeing of our employees. The full extent to which the Pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires us to make estimates and judgments.

There have been no material changes in our critical accounting policies or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our Fiscal Year 2021 Form 10-K.

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

•Adjusted EBITDA is calculated as net income (loss) before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, technology transformation costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
	Three Months Ended		Six Months Ended
Revenue by Geography	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
(Amounts in thousands, except number of business days)
North America
As reported (GAAP)	$167,154	$122,732	$319,033	$243,346
Currency impact	(107)		(382)
Business days impact	-		2,549
Same day constant currency revenue	$167,047		$321,200

Europe
As reported (GAAP)	$19,921	$19,082	$38,786	$35,374
Currency impact	(138)		(1,109)
Same day constant currency revenue	$19,783		$37,677

Asia Pacific
As reported (GAAP)	$13,163	$11,408	$25,559	$21,847
Currency impact	238		48
Same day constant currency revenue	$13,401		$25,607

Total Consolidated
As reported (GAAP)	$200,238	$153,222	$383,378	$300,567
Currency impact	(7)		(1,443)
Business days impact	-		2,549
Same day constant currency revenue	$200,231		$384,484

Number of Business Days
North America (1)	62	62	125	126
Europe (2)	65	65	129	129
Asia Pacific (2)	61	61	124	124

(1) This represents the number of business days in the U.S.
(2) This represents the number of business days in the country or countries in which the revenues are most concentrated within the geography.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with a useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures (amounts in thousands, except percentages):

	Three Months Ended				Six Months Ended
	November 27,	% of	November 28,	% of	November 27,	% of	November 28,	% of
	2021	Revenue	2020	Revenue	2021	Revenue	2020	Revenue
	(Unaudited, Amounts in thousands, except percentages)
Net income (loss)	$14,305	7.1%	$(992)	(0.6)%	$27,228	7.1%	$1,292	0.4%
Adjustments:
Amortization of intangible assets	1,184	0.6	1,393	0.9	2,287	0.6	2,923	1.0
Depreciation expense	893	0.5	984	0.7	1,812	0.5	1,991	0.6
Interest expense, net	222	0.1	460	0.3	438	0.1	955	0.3
Provision for income taxes	5,567	2.8	2,256	1.4	10,752	2.8	4,213	1.4
EBITDA	22,171	11.1	4,101	2.7	42,517	11.1	11,374	3.7
Stock-based compensation expense	2,019	1.0	1,708	1.1	3,648	0.9	3,105	1.1
Restructuring costs	583	0.3	6,775	4.4	739	0.2	7,791	2.6
Technology transformation costs (1)	229	0.1	-	-	229	0.1	-	-
Contingent consideration adjustment	(54)	(0.0)	(189)	(0.1)	167	0.0	342	0.1
Adjusted EBITDA	$24,948	12.5%	$12,395	8.1%	$47,300	12.3%	$22,612	7.5%

(1) Commencing with the three months ended November 27, 2021, Adjusted EBITDA also excludes the impact of technology transformation costs. Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs primarily include third-party consulting fees and costs associated with dedicated internal resources that are not capitalized through the duration of the system implementations.

Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net income, earnings per share, cash flows, or other measures of financial performance prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity.

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

	Three Months Ended				Six Months Ended
	November 27,		November 28,		November 27,		November 28,
	2021		2020		2021		2020
	(Amounts in thousands, except percentages)
Revenue	$200,238	100.0%	$153,222	100.0%	$383,378	100.0%	$300,567	100.0%
Direct cost of services	121,497	60.7	95,044	62.0	233,204	60.8	184,493	61.4
Gross profit	78,741	39.3	58,178	38.0	150,174	39.2	116,074	38.6
Selling, general and administrative expenses	56,881	28.4	54,552	35.6	108,274	28.2	105,707	35.2
Amortization of intangible assets	1,184	0.6	1,393	0.9	2,287	0.6	2,923	1.0
Depreciation expense	893	0.4	984	0.7	1,812	0.5	1,991	0.6
Income from operations	19,783	9.9	1,249	0.8	37,801	9.9	5,453	1.8
Interest expense, net	222	0.1	460	0.3	438	0.1	955	0.3
Other income	(311)	(0.1)	(475)	(0.3)	(617)	(0.1)	(1,007)	(0.3)
Income before provision for income taxes	19,872	9.9	1,264	0.8	37,980	9.9	5,505	1.8
Provision for income taxes	5,567	2.8	2,256	1.4	10,752	2.8	4,213	1.4
Net income (loss)	$14,305	7.1%	$(992)	(0.6)%	$27,228	7.1%	$1,292	0.4%

Consolidated Operating Results – Three Months Ended November 27, 2021 Compared to Three Months Ended November 28, 2020

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $47.0 million to $200.2 million in the second quarter of fiscal 2022 from $153.2 million in the second quarter of fiscal 2021. The year-over-year revenue growth was 30.7% on both a GAAP and same day constant currency basis. Billable hours increased 28.8% and the average bill rate improved 1.7% from the prior year quarter.

The following table represents our consolidated revenues by geography for the three months ended November 27, 2021 and November 28, 2020, respectively:

	November 27, 2021	% of Revenue	November 28, 2020	% of Revenue
	(Amounts in thousands, except percentages)
North America	$167,154	83.5%	$122,732	80.1%
Europe	19,921	9.9	19,082	12.5
Asia Pacific	13,163	6.6	11,408	7.4
Total	$200,238	100%	$153,222	100%

Revenue acceleration across all geographies during the second quarter of fiscal 2022 compared to the prior year quarter continued to be propelled by strong client demand and better operational execution and delivery. The increase in client demand across most of our markets and solution offerings reflected macro trends. Such trends include workforce agility, workforce gaps caused by the “Great Resignation,” the demand for digital transformation services, and the continued strengthening in client spending on significant and transformational initiatives, as evidenced by larger deal size, longer project duration and record high pipelines and closed deals. The strong revenue growth was led by solution areas in Finance and Accounting and Business Transformation and our strategic client account program. Additionally, revenue conversion benefited from our sustained improvement in operational execution and delivery, as we continued to refine our client centric and borderless approach. Our focus on value-based pricing also continued to drive year-over-year improvement in average bill rate, contributing to overall revenue growth.

North America experienced the most robust revenue growth of 36.2%, or 36.1% on a same day constant currency basis, from the second quarter of fiscal 2021. The broad-based strengthening in client demand and spending resulted from continued recovery of the macro economy in the U.S., with clients resuming their discretionary spending and accelerating their digital and workforce paradigm transformation. The shift towards workforce agility and the increased acceptance of co-delivery and remote delivery contracts not only enhanced our value proposition to our clients, but also allowed for sustained improvement in our operational efficiency with better matching of supply and demand that allowed us to respond to client opportunities in a more nimble and efficient manner. In Europe, our adoption of a more integrated global go-to-market approach to focus on serving our tier one multi-national clients in this region drove strong business growth. Europe revenue increased 4.4%, or 3.7% on a same day constant currency basis, from the second quarter of fiscal 2021, despite $1.1 million of lost revenue from the exit of certain markets in connection with our restructuring initiatives in the prior fiscal year. Asia Pacific revenue improved 15.4%, or 17.5% on a same day constant currency basis, led by continued penetration and growth at our strategic client accounts in this region.

Direct Cost of Services. Direct cost of services increased $26.5 million, or 27.8%, to $121.5 million for the second quarter of fiscal 2022 from $95.0 million for the second quarter of fiscal 2021. The increase in the amount of direct cost of services year-over-year was primarily attributable to a 28.8% increase in billable hours.

Direct cost of services as a percentage of revenue was 60.7% for the second quarter of fiscal 2022 compared to 62.0% for the second quarter of fiscal 2021. The decreased percentage compared to the prior year was primarily attributable to an improvement of 80 basis points in overall pay/bill ratio, better leverage in healthcare cost and other indirect benefits, and lower passthrough revenue from client reimbursement. Our target direct cost of services percentage is 60%.

The number of consultants on assignment at the end of the second quarter of fiscal 2022 was 3,319 compared to 2,669 at the end of the second quarter of fiscal 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $56.9 million, or 28.4% as a percentage of revenue, for the second quarter of fiscal 2022, compared to $54.6 million, or 35.6% as a percentage of revenue, for the second quarter of fiscal 2021. Excluding restructuring costs in both periods, SG&A as a percentage of revenue improved 310 basis points compared to the second quarter of fiscal 2021. This is primarily driven by improvements of 440 basis points in management compensation and 80 basis points in occupancy costs as a percentage of revenue, as we continue to optimize sales productivity and operating efficiency while reducing our fixed cost structure. The savings were partially offset by a 280-basis-point increase in bonuses and commissions as a percentage of revenue, as a direct result of significant growth in both topline and profitability.

Management and administrative headcount was 884 at the end of the second quarter of fiscal 2022 and 896 at the end of the second quarter of fiscal 2021. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Restructuring charges. We substantially completed our North America and APAC Plan and the European Plan in fiscal 2021. All employee termination and facility exit costs incurred under the restructuring plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs for the three months ended November 27, 2021 and November 28, 2020 were as follows (in thousands):

	Three Months Ended
	November 27, 2021			November 28, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$44	$(22)	$22	$159	$5,296	$5,455
Real estate exit costs	542	1	543	700	382	1,082
Other costs	-	18	18	-	238	238
Total restructuring costs (adjustments)	$586	$(3)	$583	$859	$5,916	$6,775

For further information on our restructuring initiatives, please refer to Note 10 – Restructuring Activities in Part I, Item 1 above.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.2 million in the second quarter of fiscal 2022 and $1.4 million in the second quarter of fiscal 2021. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by the amortization of certain internally developed software put in service in the second quarter of fiscal 2021 and later quarters. Depreciation expense was $0.9 million and $1.0 million in the second quarter of fiscal 2022 and fiscal 2021, respectively.

Income Taxes. The provision for income taxes was $5.6 million (effective tax rate of 28.0%) for the second quarter of fiscal 2022 compared to $2.3 million (effective tax rate of 178.5%) for the second quarter of fiscal 2021. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions and the resulting uncertainty of our ability to utilize historical net operating losses in such jurisdictions. The decrease in effective tax rate resulted primarily from the improvement in operating results in our operations globally, enabling us to utilize the benefits from historical net operating losses in the foreign jurisdictions. In the second quarter of fiscal 2021, the majority of the restructuring charges were incurred in our European entities resulting in a pre-tax loss in Europe. With significant required valuation allowances on tax benefits related to these net operating losses, no tax benefits were recognized in connection with the pre-tax loss, resulting in an effective tax rate of 178.5% in the second quarter of fiscal 2021.

Given the current earnings and anticipated future earnings of some of our foreign entities, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that the valuation allowance on the deferred tax assets of certain foreign entities will no longer be needed. Reversal of the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense in the period the reversal is recorded. The exact timing and amount of the valuation allowance reversal will be subject to the level of profitability that we are able to actually achieve.

We recognized a net tax benefit of approximately $0.5 million and $0.1 million from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units, and disqualifying dispositions under our ESPP during the three months ended November 27, 2021 and November 28, 2020, respectively.

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

Consolidated Operating Results – Six Months Ended November 27, 2021 Compared to Six Months Ended November 28, 2020

Percentage change computations are based upon amounts in thousands.

Revenue. Revenue increased $82.8 million, or 27.6%, to $383.4 million for the six months ended November 27, 2021 from $300.6 million for the six months ended November 28, 2020. On a same day constant currency basis, revenue increased 27.9% compared to the first half of fiscal 2021. Billable hours increased 25.8% and the average bill rate improved 1.8% compared to the first half of fiscal 2022.

The following table represents our consolidated revenues by geography for the six months ended November 27, 2021 and November 28, 2020, respectively:

	November 27, 2021	% of Revenue	November 28, 2020	% of Revenue
	(Amounts in thousands, except percentages)
North America	$319,033	83.2%	$243,346	81.0%
Europe	38,786	10.1	35,374	11.8
Asia Pacific	25,559	6.7	21,847	7.2
Total	$383,378	100%	$300,567	100%

Revenue growth accelerated across all geographies during the six months ended November 27, 2021 compared to the six months ended November 28, 2020, as we continued to benefit from strong demand for our services in the opportunity rich environment and our sustained improvement in operational execution and efficiency. By geography, North America, Europe and Asia Pacific experienced year-over-year growth of 31.1%, 9.6% and 17.0%, respectively, or 32.0%, 6.5% and 17.2%, respectively, on the same day constant currency basis. The drivers for the 6-month period revenue growth are consistent with those for the three-month period, as discussed above.

Direct Cost of Services. Direct cost of services increased $48.7 million, or 26.4%, to $233.2 million for the six months ended November 27, 2021 from $184.5 million for the six months ended November 28, 2020. The increase in the amount of direct cost of services year-over-year was primarily attributable to a 25.8% increase in billable hours and a 1.0% increase in average pay rate.

Direct cost of services as a percentage of revenue was 60.8% for the six months ended November 27, 2021 compared to 61.4% for the six months ended November 28, 2020. The decreased percentage compared to the prior year was primarily attributable to an improvement of 40 basis points in overall pay/bill ratio, better leverage in healthcare cost and other indirect benefits, and lower passthrough revenue from client reimbursement, partially offset by a more significant holiday impact. The first six months of fiscal 2022 included one more holiday in the U.S., due to the timing of Memorial Day, compared to the first six months of fiscal 2021.

Selling, General and Administrative Expenses. SG&A was $108.3 million, or 28.2% as a percentage of revenue, for the six months ended November 27, 2021 compared to $105.7 million, or 35.2% as a percentage of revenue, for the six months ended November 28, 2020. Excluding restructuring costs in both periods, SG&A as a percentage of revenue improved 450 basis points compared to the first six months of fiscal 2021. This is primarily driven by improvements of 480 basis points in management compensation and 90 basis points in occupancy costs as a percentage of revenue, as we continue to optimize sales productivity and operating efficiency while reducing our fixed cost structure. The savings were partially offset by a 160-basis-point increase in bonuses and commissions as a percentage of revenue, as a direct result of significant growth in both topline and profitability, and a $0.9 million decrease in legal costs recovery.

Restructuring charges. We substantially completed our North America and APAC Plan and the European Plan in fiscal 2021. All employee termination and facility exit costs incurred under the restructuring plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs for the six months ended November 27, 2021 and November 28, 2020 were as follows (in thousands):

	Six Months Ended
	November 27, 2021			November 28, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$78	(224)	$(146)	$1,097	5,296	$6,393
Real estate exit costs (adjustments)	874	(15)	859	722	382	1,104
Other costs	-	26	26	56	238	294
Total restructuring costs (adjustments)	$952	$(213)	$739	$1,875	$5,916	$7,791

For further information on our restructuring initiatives, please refer to Note 10 – Restructuring Activities in Part I, Item 1 above.

Amortization and Depreciation Expense. Amortization of intangible assets was $2.3 million and $2.9 million in the first six months of fiscal 2022 and fiscal 2021, respectively. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by the amortization of certain internally developed software put in service in the second quarter of fiscal 2021 and later quarters. Depreciation expense was $1.8 million and $2.0 million in the first six months of fiscal 2022 and fiscal 2021, respectively. The decrease in depreciation expense was primarily due to fully-depreciated computer equipment in periods prior to the second quarter of fiscal 2022.

Income Taxes. The provision for income taxes was $10.8 million (effective tax rate of 28.3%) for the six months ended November 27, 2021 compared to $4.2 million (effective tax rate of 76.5%) for the six months ended November 28, 2020. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions and the resulting uncertainty of our ability to utilize historical net operating losses in such jurisdictions. The decrease in effective tax rate resulted primarily from the improvement in operating results in our international entities, enabling us to utilize the benefits from historical net operating losses in the foreign jurisdictions. In the first six months of fiscal 2021, the majority of the restructuring charges were incurred in our European entities resulting in a pre-tax loss in Europe. With significant required valuation allowances on tax benefits related to these net operating losses, no tax benefits were recognized in connection with the pre-tax loss, resulting in an effective tax rate of 76.5% in Q2 2021.

We recognized a net tax benefit of approximately $0.8 million and $0.3 million from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units, and disqualifying dispositions under our ESPP during the first half of fiscal 2022 and fiscal 2021, respectively.

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

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
	(In thousands)
Revenues:
RGP	$189,400	$142,002	$362,333	$279,111
Other Segments	10,838	11,220	21,045	21,456
Total revenues	$200,238	$153,222	$383,378	$300,567

Adjusted EBITDA:
RGP	$32,121	$18,401	$61,177	$34,859
Other Segments	1,232	1,251	2,238	2,417
Reconciling items (1)	(8,405)	(7,257)	(16,115)	(14,664)
Total Adjusted EBITDA (2)	$24,948	$12,395	$47,300	$22,612

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

Revenue by Segment

RGP – RGP revenue increased $47.4 million, or 33.4%, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, primarily as a result of a 28.8% increase in billable hours and a 1.7% increase in bill rate year-over-year. Through the first half of fiscal 2022, RGP revenue increased $83.2 million, or 29.8%, to $362.3 million compared to $279.1 million in the first half of fiscal 2021, primarily as a result of a 25.8% increase in billable hours and a 1.8% increase in bill rate year-over-year. Revenue from RGP generally represents more than 90% of total consolidated revenue.

The number of consultants on assignment under the RGP segment as of November 27, 2021 was 3,212 compared to 2,571 as of November 28, 2020.

Other Segments – Other Segments’ revenue decreased $0.4 million, or 3.4% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, primarily due to a $0.4 million decrease in taskforce revenue, as the local economic environment continued to be challenged by the Pandemic. Through the first half of fiscal 2022, revenue from Other Segments decreased $0.4 million or 1.9%, to $21.1 million from $21.5 million in the first half of fiscal 2021, primarily due to a $0.3 million decrease in Sitrick revenue as a result of slower business development during the Pandemic.

The number of consultants on assignment under Other Segments as of November 27, 2021 was 107 compared to 98 as of November 28, 2020.

Adjusted EBITDA by Segment

RGP – RGP Adjusted EBITDA increased $13.7 million, or 74.6%, to $32.1 million in the second quarter of fiscal 2022, compared to $18.4 million in the second quarter of fiscal 2021. This was primarily driven by an increase in revenue of $47.4 million, which was partially offset by an increase in the cost of services of $26.8 million. Additionally, SG&A costs attributed to RGP increased $5.7 million in the second quarter fiscal 2022 compared to the second quarter fiscal 2021 primarily due to the increase in bonuses and commissions of $5.9 million as a result of higher revenue and profitability achieved, an increase in bad debt expense of $0.4 million, and an increase in foreign currency transaction loss of $0.3 million, partially offset by savings in management compensation of $0.8 million and occupancy costs of $0.5 million. For the second quarter of fiscal 2022, material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $1.9 million and stock-based compensation of $1.9 million.

RGP Adjusted EBITDA increased $26.3 million or 75.5% to $61.2 million in the first half of fiscal 2022, compared to $34.9 million in the first half of fiscal 2021. The increase was primarily attributable to the $83.2 million increase in revenue partially offset by the increase in the cost of services of $49.1 million. Additionally, SG&A costs attributed to RGP increased $5.9 million in the first half of fiscal 2022 as compared to the first half of fiscal 2021 primarily due to the increase in bonuses and commissions of $8.3 million as a result of higher revenue and profitability achieved, an increase in bad debt expense of $0.6 million, and an increase in foreign currency transaction loss of $0.2 million, partially offset by savings in management compensation of $2.6 million and occupancy costs of $1.3 million. For the first six months of fiscal 2022, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $3.8 million and stock-based compensation of $3.4 million.

The trend in revenue, cost of services, and other costs and expenses at RGP year-over-year are generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA was $1.2 million for the second quarter of fiscal 2022, compared to $1.3 million in the prior year quarter, primarily attributable to the $0.4 million decrease in revenue partially offset by the $0.3 million decrease in the cost of services. For the second quarter of fiscal 2022, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $0.1 million, and stock-based compensation of $0.1 million.

Other Segments’ Adjusted EBITDA declined $0.2 million, or 7.4%, to $2.2 million in the first six months of fiscal 2022 compared to the same period in fiscal 2021. While management compensation and bonus and commissions improved $0.6 million year-over-year, the savings were more than offset by the decrease in legal costs recovery of $0.9 million, as discussed in the consolidated operating results above, all of which was attributable to the Other Segments. For the first six months of fiscal 2022, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $0.3 million and stock-based compensation of $0.2 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $175.0 million senior secured revolving credit facility, as further discussed below, and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns. As of November 27, 2021, we had $70.6 million of cash and cash equivalents, including $29.6 million held in international operations.

Prior to November 12, 2021, we had a $120.0 million secured revolving credit facility with Bank of America (the “Previous Credit Facility), which was scheduled to mature on October 17, 2022. On November 12, 2021, the Company and Resources Connection LLC and all domestic subsidiaries of the Company as guarantors, entered into a credit agreement with the lenders’ party thereto and Bank of America, N.A. as administrative agent (the “New Credit Agreement”), and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan (the “New Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the agreement. The New Credit Facility matures on November 12, 2026.

Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending upon on the Company’s consolidated leverage ratio.

The New Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the New Credit Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of November 27, 2021, we had $44.0 million outstanding under the New Credit Facility. We borrowed an additional $20.0 million under the New Credit Facility on December 6, 2021 to finance the repurchase of 1,155,236 share of our common stock on December 8, 2021 from Dublin Acquisition, LLC (the “Seller”) pursuant to a Stock Purchase Agreement, dated December 3, 2021, entered into between the Company and the Seller. See Note 15 – Subsequent Events in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2022 Strategic Focus

Areas” above, requires significant investments over multiple years. As of November 27, 2021, we have non-cancellable purchase obligations totaling $11.4 million, which are payable as follows pursuant to the licensing arrangement we have entered into in connection with this initiative: $1.5 million due before the end of fiscal 2022, $3.4 million due during fiscal 2023 and fiscal 2024, $3.6 million due during fiscal 2025 and 2026, and $2.9 million due thereafter. While we are still in the early stage of assessing the total amount of the investments required for this multi-year initiative, we current expect to incur total investments of $20.0 million to $25.0 million through the completion of the system implementation. Such costs primarily include technology licensing fees, third-party consulting fees, and costs associated with dedicated internal resources. The exact amount and timing will depend on a number of variables, including progress made on the implementation. We believe our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will provide sufficient funds for this initiative.

Through the second quarter of fiscal 2022, we have substantially completed our restructuring initiatives globally. We do not expect future cash requirements for restructuring initiatives to be material. Additionally, during the three months ended November 27, 2021, we made the final cash earn-out payment of $7.0 million related to the acquisition of Veracity. We have no remaining contingent consideration liabilities as of November 27, 2021.

Other trends impacting our near-term liquidity include the deferral of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and certain tax planning strategies implemented in the fourth quarter of fiscal 2021. The CARES Act includes provisions, among others, allowing deferral of the employer portion of the social security payroll taxes and addressing the carryback of net operating losses (“NOLs”) for specific periods. We previously elected to defer the employer portion of social security payroll taxes through December 31, 2020 totaling $12.6 million. Subsequent to the deferral, we elected to make a partial repayment of $6.3 million in May 2021 and $2.3 million in December 2021. We expect to pay all remaining deferred payroll taxes in calendar 2022. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018. We recognized a discrete tax benefit of $12.8 million in fiscal 2021 and expect to file for a federal tax refund in the amount of $34.0 million before the end of fiscal 2022.

On a macro level, the Pandemic has created significant uncertainty in the global economy and capital markets, which could continue into the remainder of fiscal 2022 and beyond and impact our financial results and liquidity. A material adverse impact from the Pandemic could result in a need for us to raise additional capital or incur additional indebtedness. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity. We believe that our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisitions, we may seek to sell additional equity securities, increase use of our New Credit Facility, expand the size of our New Credit Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our New Credit Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. Our ability to secure additional financing in the future, if needed, will depend on several factors. These include our future profitability and the overall condition of the credit markets. Notwithstanding these considerations, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Other than as described herein, there have been no material changes to the contractual obligations described under the heading “Liquidity and Capital Resources” in Item 7 of Part II of our Fiscal Year 2021 Form 10-K.

Operating Activities

Operating activities for the six months ended November 27, 2021 provided cash of $3.5 million compared to $29.6 million for the six months ended November 28, 2020. In the first six months of fiscal 2022, cash provided by operations resulted from net income of $27.2 million and non-cash adjustments of $8.8 million. Additionally, for the first half of fiscal 2022, net unfavorable changes in operating assets and liabilities totaled $32.5 million. These changes primarily consisted of a $29.2 million increase in trade accounts receivable, mainly attributable to accelerated revenue growth throughout the first half of fiscal 2022, the final Veracity contingent consideration payment, of which $3.7 million was categorized as operating (the remaining $3.3 million of the total $7.0 million contingent consideration payment was categorized as financing cash flow) and a $3.1 million increase in income taxes receivable due to timing of estimated quarterly tax payments. In the first six months of fiscal 2021, cash provided by operations resulted from net income of $1.3 million and non-cash adjustments of $8.5 million. Additionally, for the first half of fiscal 2021 net favorable changes in operating assets and liabilities totaled $19.8 million, primarily consisting of a $13.5 million decrease in trade accounts receivable and a $3.8 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $2.3 million for the first six months of fiscal 2022 compared to $1.6 million for the first six months of fiscal 2021. Net cash used in investing activities in both periods was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $3.3 million for the first six months of fiscal 2022 compared to $29.1 million in the comparable prior year period. Net cash used in financing activities during the first six months of fiscal 2022 consisted of cash dividend payments of $9.3 million, the final Veracity contingent consideration payment, of which $3.3 million was categorized as financing, and the Expertence contingent consideration payment of $0.3 million, partially offset by $0.4 million of net borrowing under both the Previous Credit Facility and the New Credit Facility, and $9.2 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities during the six months ended November 28, 2020 consisted of repayments under the Previous Credit Facility of $20.0 million, cash dividend payments of $9.1 million, and Veracity year one contingent consideration payment, of which $3.0 million was categorized as financing. These were partially offset by $3.0 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate.

As of November 27, 2021, we had approximately $70.6 million of cash and cash equivalents and $44.0 million of borrowings under our New Credit Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Additional information regarding the interest on our borrowings under the New Credit Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are exposed to interest rate risk related to fluctuations in the Term SOFR rate; at the level of borrowing as of November 27, 2021 of $44.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the six months ended November 27, 2021, approximately 18.3% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 58.0% of our balances of cash and cash equivalents as of November 27, 2021 were denominated in U.S. dollars. The remaining amount of approximately 42.0% was comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, Mexican Pesos and Canadian Dollar. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 27, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 27, 2021. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended November 27, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2021 Form 10-K, which was filed with the Securities and Exchange Commission on July 23, 2021. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2021 Form 10-K for a complete description of the material risks we face.

Our New Credit Facility bears a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and earnings.

Borrowings under our New Credit Facility bear interest at a rate per annum of either, at our election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin with the applicable margin depending on our consolidated leverage ratio. Although SOFR has been endorsed by the Alternative Reference Rates Committee (“ARRC”) as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, our New Credit Agreement includes a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR representing a secured lending rate. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings.

ITEM 6. EXHIBITS.

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1

Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2015).
10.1*	Stock Purchase Agreement dated December 3, 2021 by and between Resources Connection, Inc. and Dublin Acquisition, LLC
10.2+*	Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan
10.3+*	Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan
10.4+*	Form of Notice of Grant and Terms and Conditions of Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan
10.5

Credit Agreement, dated as of November 12, 2021, among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, Sitrick Group, LLC, Veracity Consulting Group, LLC, and taskforce – Management on Demand, LLC, as guarantors, and Bank of America, N.A., as administrative agent for the lenders (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on November 16, 2021).

10.6

Security and Pledge Agreement, dated as of November 12, 2021, among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, Sitrick Group, LLC, Veracity Consulting Group, LLC, and taskforce – Management on Demand, LLC, as obligors, and Bank of America, N.A., as administrative agent for the lenders (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on November 16, 2021).

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
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

RESOURCES CONNECTION, INC.

Date: January 6, 2022	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: January 6, 2022	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)