Form 10-Q
period 2022-02-26
RESOURCES CONNECTION, INC.
filed 2022-04-07
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2022

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

As of March 31, 2022, there were approximately 33,104,806 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share)

	February 26,	May 29,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,189	$74,391
Trade accounts receivable, net of allowance for doubtful accounts of $2,064 and $2,032 as of February 26, 2022 and May 29, 2021, respectively	150,524	116,455
Prepaid expenses and other current assets	7,840	7,235
Income taxes receivable	37,207	37,184
Total current assets	277,760	235,265
Goodwill	214,801	216,758
Intangible assets, net	18,047	20,240
Property and equipment, net	18,505	20,543
Operating right-of-use assets	19,632	24,655
Deferred income taxes	8,771	1,691
Other assets	2,222	1,492
Total assets	$559,738	$520,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,768	$15,987
Accrued salaries and related obligations	78,246	55,513
Operating lease liabilities, current	8,788	10,206
Contingent consideration liabilities	-	7,129
Other liabilities	10,836	12,071
Total current liabilities	115,638	100,906
Long-term debt	54,000	43,000
Operating lease liabilities, noncurrent	15,390	20,740
Deferred income taxes	14,959	18,382
Other long-term liabilities	2,723	8,070
Total liabilities	202,710	191,098
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 34,260 and 64,626 shares issued, and 33,105 and 32,885 shares outstanding as of February 26, 2022 and May 29, 2021, respectively	342	646
Additional paid-in capital	352,128	489,864
Accumulated other comprehensive loss	(12,712)	(7,393)
Retained earnings	36,921	367,229
Treasury stock at cost, 1,155 and 31,741 shares as of February 26, 2022 and May 29, 2021, respectively	(19,651)	(520,800)
Total stockholders’ equity	357,028	329,546
Total liabilities and stockholders’ equity	$559,738	$520,644

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Revenue	$204,609	$156,631	$587,987	$457,199
Direct cost of services	127,815	99,584	361,020	284,078
Gross profit	76,794	57,047	226,967	173,121
Selling, general and administrative expenses	57,090	52,838	165,365	158,544
Amortization of intangible assets	1,321	1,202	3,608	4,125
Depreciation expense	882	963	2,694	2,954
Income from operations	17,501	2,044	55,300	7,498
Interest expense, net	307	361	744	1,316
Other income	(35)	(64)	(653)	(1,069)
Income before (benefit) provision for income taxes	17,229	1,747	55,209	7,251
(Benefit) provision for income taxes	(2,192)	1,057	8,561	5,270
Net income	$19,421	$690	$46,648	$1,981
Net income per common share:
Basic	$0.59	$0.02	$1.42	$0.06
Diluted	$0.58	$0.02	$1.39	$0.06
Weighted average common shares outstanding:
Basic	32,738	32,520	32,951	32,353
Diluted	33,375	32,659	33,556	32,422
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
COMPREHENSIVE INCOME:
Net income	$19,421	$690	$46,648	$1,981
Foreign currency translation adjustment, net of tax	(963)	390	(5,319)	5,646
Total comprehensive income	$18,458	$1,080	$41,329	$7,627

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended February 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of November 27, 2021	33,683	$337	$342,807		$	$(11,749)	$22,205	$353,600
Exercise of stock options	312	3	4,311					4,314
Stock-based compensation expense			2,115					2,115
Issuance of common stock purchased under Employee Stock Purchase Plan	243	2	2,825					2,827
Issuance of restricted stock	22							-
Cash dividends declared ($0.14 per share)							(4,635)	(4,635)
Dividend equivalents on restricted stock units			70				(70)	-
Repurchase of common stock				1,155	(19,651)			(19,651)
Currency translation adjustment						(963)		(963)
Net income for the three months ended February 26, 2022							19,421	19,421
Balances as of February 26, 2022	34,260	$342	$352,128	1,155	$(19,651)	$(12,712)	$36,921	$357,028

	For the Nine Months Ended February 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	741	7	10,696					10,703
Stock-based compensation expense			4,969					4,969
Issuance of common stock purchased under Employee Stock Purchase Plan	463	4	5,174					5,178
Issuance of restricted stock	97	1	(1)	(2)				-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	72	1	(1,096)					(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members			(24)		114		(50)	40
Cash dividends declared ($0.42 per share)							(13,991)	(13,991)
Dividend equivalents on restricted stock units			192				(192)	-
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686		(362,723)	-
Repurchase of common stock				1,155	(19,651)			(19,651)
Currency translation adjustment						(5,319)		(5,319)
Net income for the nine months ended February 26, 2022							46,648	46,648
Balances as of February 26, 2022	34,260	$342	$352,128	1,155	$(19,651)	$(12,712)	$36,921	$357,028

	For the Three Months Ended February 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of November 28, 2020	64,199	$642	$483,087	31,766	$(520,892)	$(8,606)	$352,716	$306,947
Exercise of stock options	5		54					54
Stock-based compensation expense			1,490					1,490
Issuance of common stock purchased under Employee Stock Purchase Plan	261	3	2,600					2,603
Issuance of restricted stock	75	1	(1)	(25)				-
Amortization of restricted stock issued out of treasury stock to board of director members			(12)		38		(18)	8
Cash dividends declared ($0.14 per share)							(4,591)	(4,591)
Dividend equivalents on restricted stock			121				(121)	-
Currency translation adjustment						390		390
Net income for the three months ended February 27, 2021							690	690
Balances as of February 27, 2021	64,540	$646	$487,339	31,741	$(520,854)	$(8,216)	$348,676	$307,591

	For the Nine Months Ended February 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	49	1	557					558
Stock-based compensation expense			4,314					4,314
Issuance of common stock purchased under Employee Stock Purchase Plan	506	5	5,058					5,063
Issuance of restricted stock	75	1	(1)	(25)				-
Amortization of restricted stock issued out of treasury stock to board of director members			(148)		234		(78)	8
Cash dividends declared ($0.42 per share)							(13,640)	(13,640)
Dividend equivalents on restricted stock			121				(121)	-
Currency translation adjustment						5,646		5,646
Net income for the nine months ended February 27, 2021							1,981	1,981
Balances as of February 27, 2021	64,540	$646	$487,339	31,741	$(520,854)	$(8,216)	$348,676	$307,591

The accompanying notes are an integral part of these consolidated financial statements

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

The accompanying notes are an integral part of these consolidated financial statements

	Nine Months Ended
	February 26,	February 27,
	2022	2021
Cash flows from operating activities:
Net income	$46,648	$1,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,302	7,079
Stock-based compensation expense	5,851	4,939
Contingent consideration adjustment	166	3,052
Loss on disposal of assets	290	559
Gain on dissolution of subsidiaries	(959)	-
Amortization of debt issuance costs and lender fees	84	-
Impairment of right of use and other assets	826	821
Adjustment to allowance for doubtful accounts	434	(136)
Deferred income taxes	(10,411)	(318)
Changes in operating assets and liabilities:
Trade accounts receivable	(36,399)	19,141
Prepaid expenses and other current assets	(622)	(1,850)
Income taxes	(1,036)	(7,208)
Other assets	(220)	193
Accounts payable and accrued expenses	2,347	19
Accrued salaries and related obligations	19,857	(1,146)
Other liabilities	(10,482)	8,245
Net cash provided by operating activities	22,676	35,371
Cash flows from investing activities:
Proceeds from sale of assets	256	3
Acquisition of property and equipment and internal-use software	(2,619)	(2,849)
Net cash used in investing activities	(2,363)	(2,846)
Cash flows from financing activities:
Proceeds from exercise of stock options	11,293	576
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,178	5,063
Repurchase of common stock	(19,651)	-
Payment of contingent consideration	(3,575)	(3,020)
Proceeds from revolving credit facility	73,393	-
Repayments on revolving credit facility	(63,000)	(35,000)
Payment of debt issuance costs	(117)	-
Cash dividends paid	(13,965)	(13,625)
Net cash used in financing activities	(10,444)	(46,006)
Effect of exchange rate changes on cash	(2,071)	1,865
Net increase (decrease) in cash	7,798	(11,616)
Cash and cash equivalents at beginning of period	74,391	95,624
Cash and cash equivalents at end of period	$82,189	$84,008

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The third quarters of fiscal 2022 and 2021 each consisted of 13 weeks. The Company’s fiscal 2022 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited financial statements of the Company as of and for the three and nine months ended February 26, 2022 and February 27, 2021 have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The fiscal 2021 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Net Income Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares and common equivalent shares outstanding during the period, calculated using the treasury stock method. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost related to stock awards for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded when the award becomes deductible. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The performance stock units are also excluded from the EPS calculation, since the awards are not considered vested until the performance criteria are met. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021

Net income	$19,421	$690	$46,648	$1,981
Basic:
Weighted average shares	32,738	32,520	32,951	32,353
Diluted:
Weighted average shares	32,738	32,520	32,951	32,353
Potentially dilutive shares	637	139	605	69
Total dilutive shares	33,375	32,659	33,556	32,422
Net income per common share
Basic	$0.59	$0.02	$1.42	$0.06
Dilutive	$0.58	$0.02	$1.39	$0.06
Anti-dilutive shares not included above	1,924	4,657	2,009	5,200

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities were zero and $7.1 million as of February 26, 2022 and May 29, 2021, respectively. During the three months ended November 27, 2021, the Company made the final cash earn-out payment of $7.0 million related to the acquisition of Veracity Consulting Group, LLC. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability was remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates were recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Share Repurchases and Retirement of Treasury Shares

Shares of common stock repurchased by the Company are held as treasury shares. The Company accounts for the retirement of treasury shares using the par value method under which the cost of repurchased and retired treasury shares in excess of the par value is allocated between additional paid-in capital and retained earnings. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company uses the weighted-average cost flow assumption to identify and assign the original issue proceeds to the cost of the repurchased and retired treasury shares. The Company believes that this allocation method is preferable because it more accurately reflects its paid-in capital balances by allocating the cost of the repurchased and retired treasury shares to paid-in capital in proportion to paid-in capital associated with the original issuance of those shares.

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

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $46.4 million and $36.2 million as of February 26, 2022 and May 29, 2021, respectively. The contract asset balances are presented in our consolidated balance sheets as Trade accounts receivable.

Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in Other liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.5 million and $4.6 million as of February 26, 2022 and May 29, 2021, respectively. Revenue recognized during the three and nine months ended February 26, 2022 that were included in deferred revenue as of May 29, 2021 were $0.5 million and $2.1 million, respectively.

4. Dispositions

During the nine months ended February 26, 2022, the Company completed the dissolution of the following three foreign subsidiaries: RGP France SAS, RGP Denmark A/S, and RGP Italy SRL, as it continued to complete its exit from certain non-core markets in Europe. The Company recognized a total gain on dissolutions of $1.1 million and $1.0 million during the three and nine months ended February 26, 2022, respectively. The net gain on the dissolutions of these foreign subsidiaries was primarily related to the recognition of the accumulated translation adjustment associated with these foreign subsidiaries, which was included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

5. Intangible Assets and Goodwill

The following table sets forth the Company’s intangible assets, including acquired intangible assets and internal-use software (in thousands):

	As of February 26, 2022			As of May 29, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer contracts and relationships (3-8 years)	$23,804	$(11,965)	$11,839	$23,941	$(9,918)	$14,023
Tradenames (3-10 years)	4,986	(3,857)	1,129	5,164	(3,651)	1,513
Backlog (17 months)	1,210	(1,210)	-	1,210	(1,210)	-
Consultant list (3 years)	789	(789)	-	849	(849)	-
Non-compete agreements (3 years)	902	(902)	-	970	(970)	-
Computer software (2-3.5 years)	6,941	(1,862)	5,079	5,446	(742)	4,704
Total	$38,632	$(20,585)	$18,047	$37,580	$(17,340)	$20,240

The Company recorded amortization expense of $1.3 million and $1.2 million for the three months ended February 26, 2022 and February 27, 2021, respectively, and $3.6 million and $4.1 million for the nine months ended February 26, 2022 and February 27, 2021, respectively. The following table summarizes future estimated amortization expense related to intangible assets (in thousands):

2022 (remaining 3 months)	$1,326
2023	5,242
2024	5,086
2025	3,586
2026	2,308
2027	445
Total	$17,993

The estimates of future intangible asset amortization expense do not incorporate the potential impact of future currency fluctuations when translating the financial results of the Company’s international operations that have amortizable intangible assets into U.S. dollars.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total Company
Balance as of May 29, 2021	$209,388	$7,370	$216,758
Impact of foreign currency exchange rate changes	(1,623)	(334)	(1,957)
Balance as of February 26, 2022	$207,765	$7,036	$214,801

6. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases. The following table summarizes components of the total lease cost, which are included within selling, general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Operating lease cost	$2,185	$2,583	$6,672	$8,201
Short-term lease cost	23	43	66	135
Variable lease cost	504	756	1,587	2,004
Sublease income	(282)	(227)	(800)	(671)
Total lease cost	$2,430	$3,155	$7,525	$9,669

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,720	$3,209	$8,501	$10,166
Right-of-use assets obtained in exchange for new operating lease obligations	$231	$363	$1,699	$1,918

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	As of	As of
	February 26, 2022	May 29, 2021
Weighted average remaining lease term (in years)	3.4	3.7
Weighted average discount rate	3.74%	3.92%

The maturities of operating lease liabilities were as follows as of February 26, 2022 (in thousands):

Years Ending:	Operating Lease Maturity
May 28, 2022	$2,636
May 27, 2023	8,928
May 25, 2024	6,905
May 31, 2025	3,304
May 30, 2026	1,897
Thereafter	2,060
Total minimum payments	$25,730
Less: interest	(1,551)
Present value of operating lease liabilities	$24,179

The Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet building to independent third parties under operating lease agreements expiring through fiscal 2025. Rental income recognized totaled $48,000 and $55,000 for the three months ended February 26, 2022 and February 27, 2021, respectively, and $144,000 and $164,000 for the nine months ended February 26, 2022 and February 27, 2021, respectively. Under the terms of these operating lease agreements, rental income is expected to be $55,000, $219,000, $219,000 and $77,000 in the remaining three months of fiscal 2022 and fiscal years 2023 through 2025, respectively. Rental income is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

7. Income Taxes

For the three months ended February 26, 2022, the Company’s benefit for income taxes was $2.2 million, an effective tax benefit rate of 12.7% and its provision for income taxes for the three months ended February 27, 2021 was $1.1 million, an effective tax rate of 60.5%. For the nine months ended February 26, 2022 and February 27, 2021, the Company’s provision for income taxes was $8.6 million, an effective tax rate of 15.5%, and $5.3 million, an effective tax rate of 72.7%, respectively. The decrease in effective tax rate for the three months and nine months ended February 26, 2022 resulted largely from the improvement in operating results in the international entities, enabling the Company to utilize the benefits from historical net operating losses in certain foreign jurisdictions by reversing a $4.9 million valuation allowance in a specific European entity in the third quarter. In addition, the Company recognized a $2.6 million benefit from the dissolution of its France entity.

The Company operates in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions, and fluctuations in the consolidated effective tax rate reflect the changes in the mix of earnings (losses) in these jurisdictions.

The Company recognized a net tax benefit of approximately $0.5 million and $0.4 million from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units and disqualifying dispositions under the Company’s 2019 Employee Stock Purchase Plan (“ESPP”) during the three months ended February 26, 2022 and February 27, 2021, respectively. The Company recognized a net tax benefit of approximately $1.3 million and $0.7 million from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units and disqualifying dispositions under the ESPP during the nine months ended February 26, 2022 and February 27, 2021, respectively.

The Company’s total liability for unrecognized tax benefits, including accrued interest and penalties, was $0.9 million as of both February 26, 2022 and May 29, 2021, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets based on the closing of the statute of limitations.

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

As of February 26, 2022, the Company has borrowed $54.0 million under the New Credit Facility. Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio, which resulted in an interest rate of 1.42% as of February 26, 2022. The Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending upon on the Company’s consolidated leverage ratio.

The Company had $1.2 million of outstanding letters of credit and $119.8 million remaining capacity under the New Credit Facility as of February 26, 2022. The New Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the New Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the New Credit Agreement as of February 26, 2022.

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

On December 8, 2021, the Company repurchased 1,155,236 shares of the Company’s common stock in a privately negotiated transaction with Dublin Acquisition, LLC (the “Seller”) pursuant to the terms of a Stock Purchase Agreement, dated December 3, 2021, entered into between the Company and the Seller (the “Stock Purchase Agreement”). The Stock Purchase Agreement provided that the purchase price per share was $17.01, equal to the lower of (i) the 10-day volume-weighted average price for the period ending on Friday December 3, 2021 or (ii) the closing price on December 3, 2021. The purchased shares had previously been issued to the Seller in connection with the Company’s acquisition of Accretive Solutions, Inc. in November 2017. The shares of common stock were purchased by the Company pursuant to the Company’s July 2015 Program. Following the repurchase, approximately $65.4 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular quarterly cash dividend. On January 20, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.14 per common share. The dividend of approximately $4.6 million was paid on March 17, 2022 to the shareholders of record at the close of business on February 17, 2022, and is accrued for in the Company’s Consolidated Balance Sheet as of February 26, 2022.

Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the New Credit Agreement and other agreements, and other factors deemed relevant by the board of directors.

Retirement of Treasury Shares

On November 8, 2021, the Company retired 31.7 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximately $520.7 million. In connection with the retirement, the Company reduced its common stock, additional paid-in capital, and retained earnings balances by $0.3 million, $157.6 million, and $362.7 million, respectively. Refer to Note 2 — Summary of Significant Accounting Policies for the Company’s accounting policy for the retirement of treasury shares.

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

Restructuring costs for the three and nine months ended February 26, 2022 and February 27, 2021 were as follows (in thousands):

	Three Months Ended
	February 26, 2022			February 27, 2021
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs	$44	$(5)	$39	$39	$(200)	$(161)
Real estate exit costs	10	5	15	197	327	524
Other costs	-	13	13	-	289	289
Total restructuring costs	$54	$13	$67	$236	$416	$652

	Nine Months Ended
	February 26, 2022			February 27, 2021
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs	$123	$(229)	$(106)	$1,134	$5,097	$6,231
Real estate exit costs	884	(10)	874	919	709	1,628
Other costs	-	39	39	-	586	586
Total restructuring costs	$1,007	$(200)	$807	$2,053	$6,392	$8,445

Employee termination costs during the three months ended February 26, 2022 were insignificant as the Company has substantially completed the planned employee headcount reduction under the Restructuring Plans and recognized substantially all of the expected employee termination costs in connection with the reduction in force. Any future changes in estimates of total employee termination costs are expected to be immaterial.

The real estate exit costs during the three months ended February 26, 2022 were insignificant as the Company had substantially completed its Restructuring Plans prior to the third quarter of fiscal 2022 in fiscal 2021. The $0.9 million of real estate exit costs during the nine months ended February 26, 2022 consisted primarily of $0.6 million of non-cash impairment of right-of use assets and $0.3 million of loss on disposal of fixed assets under the North America and APAC Plan.

As of February 26, 2022, cumulative restructuring costs since the announcement of the Restructuring Plans were as follows (in thousands):

	Inception to Date
	February 26, 2022
	North America and APAC Plan	European Plan	Total
Employee termination costs	$5,075	$4,609	$9,684
Real estate exit costs	2,990	654	3,644
Other costs	-	719	719
Total restructuring costs	$8,065	$5,982	$14,047

The following table summarizes the employee termination activity under the Restructuring Plans for the three and nine months ended February 26, 2022 and February 27, 2021, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Liability balance, beginning of period	$373	$5,302	$1,263	$1,874
Increase in liability (restructuring costs)	39	(161)	(106)	6,231
Reduction in liability (payments and others)	-	(2,618)	(745)	(5,582)
Liability balance, end of period	$412	$2,523	$412	$2,523

The Company had $0.4 million in employee termination liability as of February 26, 2022, which is expected to be paid out prior to the end of calendar 2022.

11. Supplemental Disclosure of Cash Flow Information

The following table presents information regarding income taxes paid, interest paid and non-cash investing and financing activities (in thousands):

	Nine Months Ended
	February 26,	February 27,
	2022	2021
Income taxes paid	$20,201	$12,771
Interest paid	$766	$1,299
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$7	$-
Cash dividends declared, not paid	$4,635	$4,591

:

12. Stock-Based Compensation Plans

General

The Company’s stockholders approved the 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the 2014 Performance Incentive Plan (the “2014 Plan”). Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors, are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (2) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. The Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. The performance period for the performance stock unit awards is three years. As of February 26, 2022, there were 1,637,989 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $2.2 million and $1.8 million for the three months ended February 26, 2022 and February 27, 2021, respectively, and $5.9 million and $4.9 million for the nine months ended February 26, 2022 and February 27, 2021, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards, restricted stock units, performance stock units and stock units credited under the Directors Deferred Compensation Plan. The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects change in fair value during the reporting period. The number of performance stock units earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.

Stock Options

The following table summarizes the stock option activity for the nine months ended February 26, 2022 (in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price
Outstanding at May 29, 2021	4,556	$15.78
Exercised	(741)	14.43
Forfeited	(83)	17.61
Expired	(204)	15.80
Outstanding at February 26, 2022	3,528	$16.02
Exercisable at February 26, 2022	2,863	$15.61
Vested and expected to vest at February 26, 2022	3,463	$15.99

As of February 26, 2022, there was $1.8 million of total unrecognized compensation cost related to unvested and outstanding employee stock options. That cost is expected to be recognized over a weighted-average period of 1.03 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP, which superseded the Company’s previous Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock that are authorized for issuance under the ESPP is 1,825,000.

The ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The ESPP’s term expires July 16, 2029. The Company issued 463,000 and 506,000 shares of common stock pursuant to the ESPP during the nine months ended February 26, 2022 and February 27, 2021, respectively. There were 672,000 shares of common stock available for issuance under the ESPP as of February 26, 2022.

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the nine months ended February 26, 2022 (in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	127	$13.12
Granted	97	18.28
Vested	(41)	13.36
Unvested as of February 26, 2022	183	$15.88
Expected to vest as of February 26, 2022	158	$15.83

As of February 26, 2022, there was $2.2 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.73 years.

Restricted Stock Units

The following table summarizes the activities for the unvested restricted stock units for the nine months ended February 26, 2022 (in thousands, except weighted average grant-date fair value):

	Equity-Classified Restricted Stock Units		Liability-Classified Stock Units		Total Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	513	$11.40	89	$14.58	602	$11.87
Granted	212	18.41	26	16.91	238	18.25
Vested	(125)	11.64	(48)	14.34	(173)	12.39
Forfeited	(26)	13.58	-	-	(26)	13.58
Unvested as of February 26, 2022	574	$14.03	67	$14.89	641	$14.12
Expected to vest as of February 26, 2022	507	$13.98	67	$14.89	574	$14.09

As of February 26, 2022, there was $6.2 million of total unrecognized compensation cost related to unvested equity-classified restricted stock units (which are the restricted stock units granted under the 2020 Plan that settle in shares of the Company’s common stock). That cost is expected to be recognized over a weighted-average period of two years. As of February 26, 2022, there was $0.9 million of total unrecognized compensation cost related to unvested liability-classified restricted stock units (which are the stock units credited under the Directors Deferred Compensation Plan that settle in cash). That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

During the nine months ended February 26, 2022, the Company issued performance stock units to certain members of management and other select employees. The total number of shares that would vest under the performance stock units will be determined at the end of the three-year performance period based on the Company’s achievement of certain revenue and adjusted EBITDA percentage targets over the performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares. The following table summarizes the activities for the unvested performance stock units for the nine months ended February 26, 2022 (in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	-	$-
Granted (1)	203	18.41
Forfeited	(7)	18.44
Unvested as of February 26, 2022	196	$18.41
Expected to vest as of February 26, 2022	168	$18.42

(1)Shares granted in the nine months ended February 26, 2022 are presented at the stated target, which represents the base number of shares that would vest. Actual shares vest may be 0-150% of the target based on the achievement of the specific company-wide performance targets.

As of February 26, 2022, there was $3.8 million of total unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized over a weighted-average period of 2.24 years.

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

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company for the three and nine months ended February 26, 2022 and February 27, 2021, respectively (in thousands). Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income before amortization of intangible assets, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, technology transformation costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s Chief Operating Decision Maker does not evaluate segments using asset information.

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Revenues:
RGP	$195,251	$146,487	$557,584	$425,598
Other Segments	9,358	10,144	30,403	31,601
Total revenues	$204,609	$156,631	$587,987	$457,199

Adjusted EBITDA:
RGP	$30,656	$15,886	$91,833	$50,671
Other Segments	579	449	2,817	2,866
Reconciling items (1)	(8,766)	(6,866)	(24,881)	(21,455)
Total Adjusted EBITDA	$22,469	$9,469	$69,769	$32,082

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

The below is a reconciliation of the Company’s net income to Adjusted EBITDA for all periods presented (amounts are in thousands):

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Net income	$19,421	$690	$46,648	$1,981
Adjustments:
Amortization of intangible assets	1,321	1,202	3,608	4,125
Depreciation expense	882	963	2,694	2,954
Interest expense, net	307	361	744	1,316
(Benefit) provision for income taxes	(2,192)	1,057	8,561	5,270
EBITDA	19,739	4,273	62,255	15,646
Stock-based compensation expense	2,202	1,834	5,851	4,939
Restructuring costs	67	652	807	8,445
Technology transformation costs (1)	461	-	690	-
Contingent consideration adjustment	-	2,710	166	3,052
Adjusted EBITDA	$22,469	$9,469	$69,769	$32,082

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.

These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results included in Part I, Item 1A of our Fiscal Year 2021 Form 10-K and our other public filings made with the SEC should be reviewed carefully. These risks and uncertainties include, but are not limited to, the following: risks arising from epidemic diseases, such as the COVID-19 pandemic (the “Pandemic”), the possible adverse effects from economic conditions or changes in the use of outsourced professional services consultants, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts many not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities including an economic downturn caused by social, political, regulatory, legal, and economic risks in the countries and regions in which we operate, possible disruption of our business from our past and future acquisitions, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, and the possibility that we are unable to or elect not to pay our quarterly dividend payment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

Disrupting the professional services industry since our founding in 1996, we are an emerging leader in the “now of work” — attracting and retaining the best talent in an increasingly fluid gig-oriented environment. Based in Irvine, California, with offices worldwide, our agile human capital model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration, and human connection. Our agile professional services model quickly aligns the right resources and solutions for the work at hand within our clients with speed and efficiency. See Part 1, Item 1 “Business” of our Fiscal Year 2021 Form 10-K for further discussions about our business and operations.

Despite the impacts of the Pandemic, we successfully evolved our operating model to allow us to operate from a position of strength. The Pandemic accelerated certain macro trends that we believe favor our model. These include the increased use of contingent talent and virtual or remote work becoming mainstream. We expect to continue to evolve our client engagement and talent delivery model to take advantage of these important shifts. Our agile talent platform has helped our clients pivot their workforce and operating models in many ways. During the three and nine months ended February 26, 2022, we experienced robust top line growth and margin expansion propelled by continued acceleration of pipeline and sales activities, sustained improvement in operational execution and delivery, and improved fixed cost structure. We believe that we are continuing to lay a solid foundation for even stronger growth ahead.

Fiscal 2022 Strategic Focus Areas

Our strategic focus areas in fiscal 2022 are:

•Drive meaningful revenue growth and deliver enhanced EBITDA margin

•Commercialize our digital strategies

•Modernize our global technology infrastructure

•Strengthen the RGP brand

Driving meaningful growth in our top-line revenue and expanding our EBITDA margin remain our highest priority in fiscal 2022. We continue to focus on the growth of our strategic client and key industry vertical programs, particularly in healthcare, leveraging broader market talent for virtual delivery and the increasing focus on account penetration. Since inception, our strategic client account program has been one of the key drivers of revenue and business growth. During the first three quarters of fiscal 2022, we further broadened our strategic client account program by moving additional accounts into the program and adopting the client centric and borderless approach to serve these clients. We believe our efforts will allow us to continue to develop in-depth knowledge of these clients’ needs and increase the scope and size of our projects with them. In our healthcare industry vertical, we see strong growth momentum from pharmaceutical to medical device to payor and provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. To align with market demand, we are expanding our capabilities in such areas as revenue integrity, clinical trials support and supply chain optimization and are leveraging our depth of industry expertise to help clients operate with enhanced agility and efficiency in the rapidly evolving healthcare industry. In addition, the continued evolution of our operating and delivery model to be more flexible, virtual, and borderless has allowed us to expand opportunities within existing core clients and markets as well as to uncover opportunities to effectively serve new clients in new markets. As our clients continue to accelerate their digital and workforce paradigm transformations in this still uncertain economic environment, we are ready and positioned to deliver greater workforce agility and flexibility to our clients.

We are committed to improving EBITDA performance and delivering enhanced stockholder value. We have built on significant cost savings achieved in fiscal 2021 through heightened focus on pricing and delivery and operational efficiency. We continue to improve our pay/bill ratio through value-based pricing and strategic management of our direct delivery costs. In a world with intensified competition for talent, we strive to attract high-caliber professionals with the right skillsets and qualifications, and appropriately capture the value of our talent and solutions delivered in our bill rates. We also continue to sustain a structural improvement in cost leverage through disciplined management of headcount, business expenses, and real estate costs in an increasingly digital, virtual market.

Our second focus area for this fiscal year is to commercialize our digital strategies, and we continue to make solid strides. We have completed the development of the core functionalities of HUGO, a digital staffing platform within our employment model where talent and businesses/clients can connect and engage directly. HUGO is designed to offer clients and talent unprecedented transparency, speed, and control. We launched HUGO in the New York/New Jersey Tri-State markets in October 2021. We continue to enhance its functionality with further artificial intelligence and machine learning. Our focus for the remainder of the fiscal year is on driving broad user adoption, with the initial emphasis on talent adoption, through targeted marketing and promotion. Additionally, our efforts to commercialize our digital strategies this year also include the acceleration of digital transformation revenue through the continued expansion of go-to-market penetration for Veracity Consulting Group, LLC (“Veracity”) in North America. We expect to drive continued enhancement in our abilities to provide digital transformation and technology consulting services from strategy and roadmap to technical implementation. Our focus on introducing Veracity more broadly to our client base has generated positive returns since inception, with Veracity revenue growing 28.4% year-over-year in the first three quarters of fiscal 2022. We believe the increase in virtual or remote delivery arrangements resulting from the Pandemic has and will continue to accelerate digital transformation agendas in our existing client base and create opportunities for us to engage with new clients, contributing to further topline revenue growth.

The third area of focus for fiscal 2022 is to modernize our technology platform. In the third quarter of fiscal 2022, we launched a holistic digital transformation project to elevate our technology infrastructure globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. We believe our investment in this technology initiative will accelerate our efficiency and data-led decision-making capabilities, optimize process flow and automation, scale our operations to support future growth, and create an enhanced digital experience for our consultants and clients.

Fourth, we are focusing even more on our human-first brand to improve the consultant experience. Our brand is built on the power of human. Through enhanced transparency, flexibility and digital connection, fulfilling assignments, competitive compensation and benefits and continued education, training and professional development, we are strengthening our professional community and delivering care and wellbeing to our consultants. We are positioning ourselves as the preferred human capital partner in the “now of work,” providing the best talent to meet our clients’ needs in an increasingly fluid gig-oriented environment and rapidly tightening labor market.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	Three Months Ended		Nine Months Ended
Revenue by Geography	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
(Amounts in thousands, except number of business days)
North America
As reported (GAAP)	$173,569	$127,913	$492,602	$371,259
Currency impact	68		(314)
Business days impact	-		2,647
Same day constant currency revenue	$173,637		$494,935

Europe
As reported (GAAP)	$17,856	$17,751	$56,642	$53,125
Currency impact	890		(219)
Same day constant currency revenue	$18,746		$56,423

Asia Pacific
As reported (GAAP)	$13,184	$10,967	$38,743	$32,815
Currency impact	573		620
Business days impact	(112)		(106)
Same day constant currency revenue	$13,645		$39,257

Total Consolidated
As reported (GAAP)	$204,609	$156,631	$587,987	$457,199
Currency impact	1,531		87
Business days impact	(112)		2,541
Same day constant currency revenue	$206,028		$590,615

Number of Business Days
North America (1)	61	61	186	187
Europe (2)	63	63	192	192
Asia Pacific (2)	62	61	186	185

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

	Three Months Ended				Nine Months Ended
February 26,	% of		February 27,	% of	February 26,	% of	February 27,	% of
Adjusted EBITDA	2022	Revenue	2021	Revenue	2022	Revenue	2021	Revenue
	(Unaudited, amounts in thousands, except percentages)
Net income	$19,421	9.5%	$690	0.4%	$46,648	7.9%	$1,981	0.4%
Adjustments:							-
Amortization of intangible assets	1,321	0.6	1,202	0.8	3,608	0.6	4,125	0.9
Depreciation expense	882	0.4	963	0.6	2,694	0.5	2,954	0.6
Interest expense, net	307	0.2	361	0.2	744	0.1	1,316	0.3
(Benefit) Provision for income taxes	(2,192)	(1.1)	1,057	0.7	8,561	1.5	5,270	1.2
EBITDA	19,739	9.6	4,273	2.7	62,255	10.6	15,646	3.4
Stock-based compensation expense	2,202	1.1	1,834	1.2	5,851	1.0	4,939	1.1
Restructuring costs	67	0.1	652	0.4	807	0.2	8,445	1.8
Technology transformation costs (1)	461	0.2	-	-	690	0.1	-	-
Contingent consideration adjustment	-	-	2,710	1.7	166	0.0	3,052	0.7
Adjusted EBITDA	$22,469	11.0%	$9,469	6.0%	$69,769	11.9%	$32,082	7.0%

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

Further, a limitation of our non-GAAP financial measures is the exclusion of items detailed above that have an impact on our GAAP reported results. Other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, these non-GAAP financial measures should not be considered a substitute for performance measures calculated in accordance with GAAP.

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

	Three Months Ended				Nine Months Ended
	February 26,	% of	February 27,	% of	February 26,	% of	February 27,	% of
	2022	Revenue	2021	Revenue	2022	Revenue	2021	Revenue
	(Amounts in thousands, except percentages)
Revenue	$204,609	100.0%	$156,631	100.0%	$587,987	100.0%	$457,199	100.0%
Direct cost of services	127,815	62.5	99,584	63.6	361,020	61.4	284,078	62.1
Gross profit	76,794	37.5	57,047	36.4	226,967	38.6	173,121	37.9
Selling, general and administrative expenses	57,090	27.9	52,838	33.7	165,365	28.1	158,544	34.7
Amortization of intangible assets	1,321	0.6	1,202	0.8	3,608	0.6	4,125	0.9
Depreciation expense	882	0.4	963	0.6	2,694	0.5	2,954	0.7
Income from operations	17,501	8.6	2,044	1.3	55,300	9.4	7,498	1.6
Interest expense, net	307	0.2	361	0.2	744	0.1	1,316	0.3
Other income	(35)	-	(64)	-	(653)	(0.1)	(1,069)	(0.3)
Income before (benefit) provision for income taxes	17,229	8.4	1,747	1.1	55,209	9.4	7,251	1.6
(Benefit) provision for income taxes	(2,192)	(1.1)	1,057	0.7	8,561	1.5	5,270	1.2
Net income	$19,421	9.5%	$690	0.4%	$46,648	7.9%	$1,981	0.4%

Consolidated Operating Results – Three Months Ended February 26, 2022 Compared to Three Months Ended February 27, 2021

Revenue. Revenue increased 48.0 million, or 30.6%, to $204.6 million in the third quarter of fiscal 2022 from $156.6 million in the third quarter of fiscal 2021. On a same day constant currency basis, revenue increased $49.4 million, or 31.5%, to $206.0 million in the third quarter of fiscal 2022 from $156.6 million in the third quarter of fiscal 2021. Billable hours increased 27.2% and the average bill rate improved 2.4% from the prior fiscal year quarter.

The following table represents our consolidated revenues by geography for the three months ended February 26, 2022 and February 27, 2021, respectively:

	Three Months Ended
	February 26, 2022	% of Revenue	February 27, 2021	% of Revenue
	(Amounts in thousands, except percentages)
North America	$173,569	84.8%	$127,913	81.7%
Europe	17,856	8.7	17,751	11.3
Asia Pacific	13,184	6.5	10,967	7.0
Total	$204,609	100%	$156,631	100%

Revenue continued to grow in the third quarter of fiscal 2022 across all geographies despite the seasonal impact from the holidays. Macro trends such as a focus on workforce agility, workforce gaps caused by the tightening labor market, the demand for digital transformation services, and the increase in client spending on significant and transformational initiatives, continue to favor our business model. The strong revenue performance was also driven by improved sales and operational execution, which led to larger deal sizes, longer project durations and record high pipelines and closed deals. The robust revenue growth was across most client segments, including strategic global and regional accounts in majority of our markets, and was led by solution areas in Finance and Accounting and Business Transformation. In addition to higher volume of billable hours, we continue to improve bill rates. Average bill rate increased by 2.4% year-over-year and 1.6% from the sequential quarter, meaningfully contributing to the overall revenue growth.

North America experienced the most robust revenue growth of 35.7% compared to the third quarter of fiscal 2021. As the macro economy in the U.S. continues to strengthen, our clients are increasing their spending to advance change initiatives, such as finance and digital and workforce paradigm transformation. The tightening labor market and almost record low unemployment rate drove significant growth in our professional staffing revenue, particularly in the U.S., as our clients look to us to supply quality talent to fill their temporary workforce gaps. The shift towards workforce agility and the increased acceptance of co-delivery and remote delivery not only enhanced our value proposition to our clients, but also allowed for better and more efficient matching of supply and demand, enabling us to achieve sustained improvement in our operational efficiency. In Europe, our adoption of a more integrated global go-to-market approach to focus on serving our tier one multi-national clients in this region continues to drive sustained topline growth. Europe revenue in the third quarter of fiscal 2022 grew 0.6%, or 5.6% on a same day constant currency basis, compared to the third quarter of fiscal 2021. Asian Pacific revenue improved 20.2%, or 24.4% on a same day constant currency basis, compared to the third quarter of fiscal 2021, as the economies in this region continued to strengthen and recover from the impact of the Pandemic.

Direct Cost of Services. Direct cost of services increased $28.2 million, or 28.3%, to $127.8 million for the third quarter of fiscal 2022 from $99.6 million for the third quarter of fiscal 2021. The increase in direct cost of services year-over-year was primarily attributable to a 27.2% increase in billable hours.

Direct cost of services as a percentage of revenue was 62.5% for the third quarter of fiscal 2022 compared to 63.6% for the third quarter of fiscal 2021. The decreased percentage compared to the prior year was primarily attributable to an improvement of 120 basis points in the overall pay/bill ratio. This favorable impact was partially offset by higher indirect costs such as non-billable pay and employer 401(k) match contributions. Our target direct cost of services percentage is 60%.

The number of consultants on assignment at the end of the third quarter of fiscal 2022 was 3,445 compared to 2,653 at the end of the third quarter of fiscal 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $57.1 million, or 27.9% as a percentage of revenue, for the third quarter of fiscal 2022 compared to $52.8 million, or 33.7% as a percentage of revenue, for the third quarter of fiscal 2021. Compared to the third quarter of fiscal 2021, SG&A as a percentage of revenue reduced by 580 basis points partially as a result of the improvement in our operating leverage. The $4.3 million increase in SG&A year-over-year was primarily attributed to (1) a $7.0 million increase in management compensation and benefits primarily related to higher incentive compensation due to significant growth in both revenue and profitability, (2) a $0.4 million increase in stock based compensation, (3) $0.5 million of technology transformation costs incurred in the third quarter of fiscal 2022, (4) $0.5 million of impairment related to exiting a real estate facility and (5) a $0.3 million increase in all other general and administration expenses. These incremental costs were partially offset by (1) a $2.7 million adjustment related to the Veracity contingent consideration recorded in the prior year quarter, (2) a $1.1 million gain in foreign currency related to the dissolution of a foreign entity in the third quarter of fiscal 2022, and (3) a decrease of $0.6 million in restructuring costs as the restructuring activities wind down toward completion in fiscal 2022.

Management and administrative headcount was 868 at the end of the third quarter of fiscal 2022 and 852 at the end of the third quarter of fiscal 2021. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Restructuring charges. We substantially completed our North America and APAC Plan and the European Plan in fiscal 2021. All employee termination and facility exit costs incurred under the restructuring plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs for the three months ended February 26, 2022 and February 27, 2021 were as follows (in thousands):

	Three Months Ended
	February 26, 2022			February 27, 2021
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs	$44	$(5)	$39	$39	$(200)	$(161)
Real estate exit costs	10	5	15	197	327	524
Other costs	-	13	13	-	289	289
Total restructuring costs	$54	$13	$67	$236	$416	$652

For further information on our restructuring initiatives, please refer to Note 10 – Restructuring Activities in Part I, Item 1 above.

Amortization and Depreciation Expense. Amortization of intangible assets was $1.3 million in the third quarter of fiscal 2022 and $1.2 million in the third quarter of fiscal 2021. The increase in amortization expense is primarily due to amortization of our internally developed digital engagement platform (HUGO). Additional development costs were put in service during the second quarter of fiscal 2022. Depreciation expense was $0.9 million and $1.0 million in the third quarter of fiscal 2022 and fiscal 2021, respectively.

Income Taxes. In the third quarter of fiscal 2022, the Company recorded an income tax benefit of $2.2 million (effective tax benefit rate of 12.7%) for the third quarter of fiscal 2022 compared to an income tax expense of $1.1 million (effective tax rate of 60.5%) for the third quarter of fiscal 2021. The Company records tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions and the resulting uncertainty of our ability to utilize historical net operating losses in such jurisdictions. The decrease in effective tax rate for the three months ended February 26, 2022 resulted largely from the improvement in operating results in the international entities, enabling the Company to utilize the benefits from historical net operating losses in certain foreign jurisdictions by reversing a $4.9 million valuation allowance in a specific European entity in the third quarter. In addition, the Company recognized a $2.6 million benefit from the dissolution of its France entity. In the third quarter of fiscal 2021, the high effective tax rate was due to restructuring charges being incurred in our European entities resulting in a pre-tax loss in Europe where significant valuation allowances were required.

We recognized a net tax benefit of approximately $0.5 million and $0.4 million for the third quarter of fiscal 2022 and the third quarter of fiscal 2021, respectively, from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units, and disqualifying dispositions under our ESPP.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A.—Risk Factors of our Fiscal Year 2021 Form 10-K and our other public filings made with the SEC. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

Consolidated Operating Results – Nine Months Ended February 26, 2022 Compared to Nine Months Ended February 27, 2021

Revenue. Revenue increased $130.8 million, or 28.6%, to $588.0 million for the nine months ended February 26, 2022 from $457.2 million for the nine months ended February 27, 2021. On a same day constant currency basis, revenue increased 29.2% compared to the first three quarters of fiscal 2021. Billable hours increased 26.3% and the average bill rate improved 2.4% compared to the first three quarters of fiscal 2021.

The following table represents our consolidated revenues by geography for the nine months ended February 26, 2022 and February 27, 2021, respectively:

	Nine Months Ended
	February 26, 2022	% of Revenue	February 27, 2021	% of Revenue
	(Amounts in thousands, except percentages)
North America	$492,602	83.8%	$371,259	81.2%
Europe	56,642	9.6	53,125	11.6
Asia Pacific	38,743	6.6	32,815	7.2
Total	$587,987	100%	$457,199	100%

Revenue grew across all geographies during the nine months ended February 26, 2022 compared to the nine months ended February 27, 2021, as we continued to benefit from favorable secular trends including a shift for businesses to adopt more workforce agility, workforce gaps caused by the tightening labor market, the demand for digital transformation services, the increase in client spending on significant and transformational initiatives, and our sustained improvement in operational execution and efficiency to match supply and demand and continued improvement in our bill rates. By geography, North America, Europe and Asia Pacific experienced year-over-year growth of 32.7%, 6.6 % and 18.1%, respectively, or 33.3%, 6.2% and 19.6%, respectively, on the same day constant currency basis. The drivers for the nine-month period revenue growth in each geography are consistent with those for the three-month period, as discussed above.

Direct Cost of Services. Direct cost of services increased $76.9 million, or 27.1%, to $361.0 million for the nine months ended February 26, 2022 from $284.1 million for the nine months ended February 27, 2021. The increase in the amount of direct cost of services year-over-year was primarily attributable to a 26.3% increase in billable hours.

Direct cost of services as a percentage of revenue was 61.4% for the nine months ended February 26, 2022 compared to 62.1% for the nine months ended February 27, 2021. The decreased percentage compared to the prior year was primarily attributable to an improvement of 120 basis points in overall pay/bill ratio. This favorable improvement was partially offset by higher indirect costs such as non-billable and holiday pay.

Selling, General and Administrative Expenses. SG&A was $165.4 million, or 28.1% as a percentage of revenue, for the nine months ended February 26, 2022 compared to $158.5 million, or 34.7% as a percentage of revenue, for the nine months ended February 27, 2021. Compared to the first nine months of fiscal 2021, SG&A as a percentage of revenue reduced by 660 basis points partially as a result of the improvement in our operating leverage. The $6.8 million increase in SG&A year-over-year was primarily attributed to (1) a $13.8 million increase in management compensation and benefits primarily related to higher incentive compensation due to significant growth in both revenue and profitability, (2) a $0.9 million increase in stock-based compensation, (3) $0.7 million of technology transformation costs incurred in the nine months fiscal 2022, (4) $0.9 million increase in computer software costs, (5) $0.5 million of impairment related to exiting a real estate facility, (6) $0.9 million of additional legal fees, and (7) a $0.4 million increase in all other general and administration expenses. These incremental costs were partially offset by (1) a $3.0 million adjustment related to the Veracity contingent consideration recorded in the prior year, (2) a $1.1 million gain in foreign currency related to the dissolution of a foreign entity in the third quarter of fiscal 2022, and (3) a decrease of $7.6 million in restructuring costs as the restructuring activities wind down toward completion in fiscal 2022.

Restructuring charges. We substantially completed our Restructuring Plans in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs for the nine months ended February 26, 2022 and February 27, 2021 were as follows (in thousands):

	Nine Months Ended
	February 26, 2022			February 27, 2021
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs	$123	$(229)	$(106)	$1,134	$5,097	$6,231
Real estate exit costs	884	(10)	874	919	709	1,628
Other costs	-	39	39	-	586	586
Total restructuring costs	$1,007	$(200)	$807	$2,053	$6,392	$8,445

For further information on our restructuring initiatives, please refer to Note 10 – Restructuring Activities in Part I, Item 1 above.

Amortization and Depreciation Expense. Amortization of intangible assets was $3.6 million and $4.1 million in the first nine months of fiscal 2022 and fiscal 2021, respectively. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by the amortization of our internally developed digital engagement platform (HUGO). Additional development costs were placed in service in the second quarter of fiscal 2022. Depreciation expense was $2.7 million and $3.0 million in the first nine months of fiscal 2022 and fiscal 2021, respectively. The decrease in depreciation expense was primarily due to fully-depreciated computer equipment in periods prior to the third quarter of fiscal 2022.

Income Taxes. The provision for income taxes was $8.6 million (effective tax rate of 15.5%) for the nine months ended February 26, 2022 compared to $5.3 million (effective tax rate of 72.7%) for the nine months ended February 27, 2021. The Company records tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions and the resulting uncertainty of our ability to utilize historical net operating losses in such jurisdictions. The decrease in effective tax rate for the nine months ended February 26, 2022 resulted largely from the improvement in operating results in the international entities, enabling the Company to utilize the benefits from historical net operating losses in certain foreign jurisdictions by reversing a $4.9 million valuation allowance in a specific European entity in the third quarter. In addition, the Company recognized a $2.6 million benefit from the dissolution of its France entity. In the first nine months of fiscal 2021, the majority of the restructuring charges were incurred in our European entities resulting in a pre-tax loss in Europe. With significant required valuation allowances on tax benefits related to these net operating losses, no tax benefits were recognized in connection with the pre-tax loss, resulting in an effective tax rate of 72.7% in the third quarter of fiscal 2021.

We recognized a net tax benefit of approximately $1.3 million and $0.7 million for the first three quarters of fiscal 2022 and fiscal 2021, respectively, from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units, and disqualifying dispositions under our ESPP.

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

RGP is our only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments. The following table presents our operating results by segment. Amounts are unaudited and are in thousands.

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Revenues:
RGP	$195,251	$146,487	$557,584	$425,598
Other Segments	9,358	10,144	30,403	31,601
Total revenues	$204,609	$156,631	$587,987	$457,199

Adjusted EBITDA:
RGP	$30,656	$15,886	$91,833	$50,671
Other Segments	579	449	2,817	2,866
Reconciling items (1)	(8,766)	(6,866)	(24,881)	(21,455)
Total Adjusted EBITDA (2)	$22,469	$9,469	$69,769	$32,082

(1)Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2)A reconciliation of the Company's net income to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures--Reconciliation of GAAP to Non-GAAP Financial Measures."

Revenue by Segment

RGP – RGP revenue increased $48.8 million, or 33.3%, in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, primarily as a result of a 31.5% increase in billable hours and a 5.3% increase in bill rate year-over-year. Through the first three quarters of fiscal 2022, RGP revenue increased $132.0 million, or 31.0%, to $557.6 million compared to $425.6 million in the first three quarters of fiscal 2021, primarily as a result of a 30.5% increase in billable hours and a 2.2% increase in bill rate year-over-year. Revenue from RGP generally represents more than 90% of total consolidated revenue. Geographic revenue trends in North America and Asia Pacific within the RGP segment are consistent with the revenue trends discussed within Consolidated Operating results above. Revenue in the Europe region within the RGP segment (excluding taskforce in Germany) grew 7.2%, or 11.1% on a same day constant currency basis, compared to the prior year quarter. For the first three quarters of fiscal 2022, revenue in the Europe region within the RGP segment grew 13.2%, or 11.3% on a same day constant currency basis, compared to the first nine months of fiscal 2021. The growth in both periods were led by continued penetration and growth in the strategic accounts in this region.

The number of consultants on assignment under the RGP segment as of February 26, 2022 was 3,328 compared to 2,545 as of February 27, 2021.

Other Segments – Other Segments’ revenue decreased $0.8 million, or 7.7% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, primarily due to a $0.6 million decrease in taskforce revenue and a $0.2 million decrease in Sitrick revenue. Through the first three quarters of fiscal 2022, revenue from Other Segments decreased $1.2 million, or 3.8%, to $30.4 million from $31.6 million in the first three quarters of fiscal 2021, primarily due to a $0.8 million decrease in taskforce revenue and $0.4 million decrease in Sitrick revenue. The declines in taskforce revenue in both the three and nine months ended February 26, 2022 compared to the same periods in the prior year were primarily the result of foreign currency impact. The declines in Sitrick in both the three and nine months ended February 26, 2022 compared to the same periods in the prior year were primarily the result of slower business development during due to the Pandemic.

The number of consultants on assignment under Other Segments as of February 26, 2022 was 117 compared to 108 as of February 27, 2021.

Adjusted EBITDA by Segment

RGP – RGP Adjusted EBITDA increased $14.8 million, or 93.0%, to $30.7 million in the third quarter of fiscal 2022, compared to $15.9 million in the third quarter of fiscal 2021. This was primarily driven by an increase in revenue of $48.8 million, which was partially offset by an increase in the cost of services of $28.8 million. Additionally, SG&A costs attributed to RGP increased $5.0 million in the third quarter fiscal 2022 compared to the third quarter fiscal 2021, primarily due to the increase in bonuses and commissions of $5.2 million as a result of higher revenue and profitability achieved and an increase in fixed management compensation of $0.6 million, partially offset by a decrease of $0.7 million of occupancy costs and $0.2 million in other general and administrative expenses. For the third quarter of fiscal 2022, material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $2.1 million and stock-based compensation of $2.0 million.

RGP Adjusted EBITDA increased $41.2 million, or 81.2%, to $91.8 million in the first three quarters of fiscal 2022, compared to $50.7 million in the first three quarters of fiscal 2021. The increase was primarily attributable to the $132.0 million increase in revenue partially offset by the increase in the cost of services of $78.0 million. Additionally, SG&A costs attributed to RGP increased $10.9 million in the first three quarters of fiscal 2022 as compared to the first three quarters of fiscal 2021 primarily due to the increase in bonuses and commissions of $13.5 million as a result of higher revenue and profitability achieved, an increase in other business and travel expenses of $0.5 million as the impact of the Pandemic subsides and business travel starts to resume gradually, $0.3 million increase in recruiting expenses, $0.5 million of impairment related to exiting a real estate facility, and a $0.2 million increase in all other general and administration expenses, partially offset by reductions in fixed management compensation of $2.1 million and occupancy costs of $2.0 million primarily as a result of the restructuring effort in fiscal 2021. For the first nine months of fiscal 2022, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $5.9 million and stock-based compensation of $5.4 million.

The trend in revenue, cost of services, and other costs and expenses at RGP year-over-year are generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA increased by $0.2 million in the third quarter of fiscal 2022, compared to the prior year quarter. While revenue declined by $0.8 million, cost of services and selling, general and administrative expenses also decreased by $0.6 million and $0.3 million, respectively, resulting in improved adjusted EBITDA. For the third quarter of fiscal 2022, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $0.1 million, and stock-based compensation of $0.2 million.

Other Segments’ Adjusted EBITDA declined $0.1 million in the first nine months of fiscal 2022 compared to the same period in fiscal 2021. This decline was primarily driven by a decrease in revenue of $1.2 million, which was partially offset by a decrease of $1.0 million in cost of services. Management compensation and bonus and commissions improved $1.0 million year-over-year, the savings were largely offset by $0.9 million increase in general and administrative expenses primarily related to the recovery of $0.9 million in legal fees in the prior year. For the first nine months of fiscal 2022, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization of $0.4 million and stock-based compensation of $0.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $175.0 million senior secured revolving credit facility, as further discussed below, and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns. As of February 26, 2022, we had $82.2 million of cash and cash equivalents, including $34.7 million held in international operations.

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

As of February 26, 2022, we had $54.0 million outstanding under the New Credit Facility. We borrowed $20.0 million under the New Credit Facility on December 6, 2021 to finance the repurchase of 1,155,236 shares of our common stock on December 8, 2021 from Dublin Acquisition, LLC (the “Seller”) pursuant to a Stock Purchase Agreement, dated December 3, 2021, entered into between the Company and the Seller. See Note 9 – Stockholders’ Equity in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2022 Strategic Focus Areas” above, requires significant investments over multiple years. As of February 26, 2022, we have non-cancellable purchase obligations totaling $9.9 million, which are payable as follows pursuant to the licensing arrangement we have entered into in connection with this initiative: $3.4 million due during fiscal 2023 and fiscal 2024, $3.6 million due during fiscal 2025 and 2026, and $2.9 million due thereafter. While we are still in the early stage of assessing the total amount of the investments required for this multi-year initiative, we currently expect to incur total investments of $20.0 million to $25.0 million through the completion of the system implementation. Such costs primarily include technology licensing fees, third-party consulting fees, and costs associated with dedicated internal resources. The exact amount and timing will depend on a number of variables, including progress made on the implementation. We believe our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will provide sufficient funds for this initiative.

Through the third quarter of fiscal 2022, we have substantially completed our restructuring initiatives globally. We do not expect future cash requirements for restructuring initiatives to be material. Additionally, during the three months ended November 27, 2021, we made the final cash earn-out payment of $7.0 million related to the acquisition of Veracity. We have no remaining contingent consideration liabilities as of February 26, 2022.

Other trends impacting our near-term liquidity include the deferral of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and certain tax planning strategies implemented in the fourth quarter of fiscal 2021. The CARES Act includes provisions, among others, allowing deferral of the employer portion of the social security payroll taxes and addressing the carryback of net operating losses (“NOLs”) for specific periods. We previously elected to defer the employer portion of social security payroll taxes through December 31, 2020 totaling $12.6 million. Subsequent to the deferral, we elected to make a partial repayment of $6.3 million in May 2021 and $2.3 million in December 2021. We expect to pay all remaining deferred payroll taxes in calendar 2022. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018. We recognized a discrete tax benefit of $12.8 million in fiscal 2021 and filed for a federal tax refund in the amount of $35.0 million in March 2022.

On a macro level, the Pandemic and uncertain macroeconomic conditions, including recent inflationary pressures, and global uncertainties associated with the current conflict in Ukraine, has created significant uncertainty in the global economy and capital markets, which could continue into the remainder of fiscal 2022 and beyond and impact our financial results and liquidity. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity. We believe that our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Operating Activities

Operating activities for the nine months ended February 26, 2022 provided cash of $22.7 million compared to $35.4 million for the nine months ended February 27, 2021. In the first nine months of fiscal 2022, cash provided by operations resulted from net income of $46.6 million and non-cash adjustments of $2.6 million. Additionally, for the first three quarters of fiscal 2022, net unfavorable changes in operating assets and liabilities totaled $26.6 million. These changes primarily consisted of a $36.4 million increase in trade accounts receivable, mainly attributable to accelerated revenue growth throughout the first three quarters of fiscal 2022, the final Veracity contingent consideration payment, of which $3.7 million was categorized as operating (the remaining $3.3 million of the total $7.0 million contingent consideration payment was categorized as financing cash flow), a $1.0 million increase in prepaid income taxes due to timing of estimated quarterly tax payments, and a $10.5 million decrease in other liabilities partially offset by a $19.9 million increase in accrued salaries and related obligations due to the significant increase in accrued incentive compensation during the fiscal year. In the first nine months of fiscal 2021, cash provided by operations resulted from net income of $2.0 million and non-cash adjustments of $16.0 million. Additionally, for the first three quarters of fiscal 2021 net favorable changes in operating assets and liabilities totaled $17.4 million, primarily consisting of a $19.1 million decrease in trade accounts receivable, partially attributable to improved collection on our accounts receivable, and a $8.2 million increase in other liabilities, primarily due to a $9.2 million payroll tax payment deferral under the CARES Act in fiscal 2021, partially offset by a $7.2 million increase in prepaid income taxes.

Investing Activities

Net cash used in investing activities was $2.4 million for the first nine months of fiscal 2022 compared to $2.8 million for the first nine months of fiscal 2021. Net cash used in investing activities in both periods was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $10.4 million for the first nine months of fiscal 2022 compared to $46.0 million in the comparable prior year period. Net cash used in financing activities during the first nine months of fiscal 2022 consisted of $19.7 million used for the repurchase of our common stock, cash dividend payments of $14.0 million, the final Veracity contingent consideration payment, of which $3.3 million was categorized as financing (the remaining $3.7 million of the total $7.0 million final Veracity contingent consideration payment was categorized as operating), and the Expertence contingent consideration payment of $0.3 million, partially offset by $10.4 million of net borrowing under the New Credit Facility (consisting of $73.4 million of proceeds and $63 million of repayment), and $16.5 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities during the nine months ended February 27, 2021 consisted of repayments under the Previous Credit Facility of $35.0 million, cash dividend payments of $13.6 million, and the first Veracity contingent consideration payment, of which $3.0 million was categorized as financing (the remaining $2.3 million of the total $5.3 million Veracity year one contingent consideration payment was categorized as operating). These were partially offset by $5.6 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under our Facility that bear interest at a variable market rate.

As of February 26, 2022, we had approximately $82.2 million of cash and cash equivalents, including $12.7 million in money market accounts, and $54.0 million of borrowings under our New Credit Facility. The earnings on investments are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

Additional information regarding the interest on our borrowings under the New Credit Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are exposed to interest rate risk related to fluctuations in the Term SOFR rate; at the level of borrowing as of February 26, 2022 of $54.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the nine months ended February 26, 2022, approximately 17.7% of the Company’s revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 57.8% of our balances of cash and cash equivalents as of February 26, 2022 were denominated in U.S. dollars. The remaining amount of approximately 42.2% was comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, Mexican Pesos and Canadian Dollar. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 26, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 26, 2022. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended February 26, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2021 Form 10-K, which was filed with the Securities and Exchange Commission on July 23, 2021, as updated by our Quarterly Report on Form 10-Q for the quarter ended November 27, 2021, which was filed with the Securities and Exchange Commission on January 6, 2022. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2021 Form 10-K and Item 1A of Part II of such Quarterly Report on Form 10-Q for a complete description of the material risks we face.

Our global operations are exposed to an economic downturn caused by social, political, regulatory, legal, and economic risks in the countries and regions in which we operate, which could adversely affect our results of operations and financial condition.

Apart from the impact of COVID-19, a decline in economic activity for any other reason (including inflation or the uncertainty caused by political violence and chaos), including repercussions from military conflict between Russia and Ukraine, could adversely impact us in future years. We are exposed to the risk of changes in social, political, legal, and economic conditions inherent in our operations, which could have a significant impact on our business, financial condition, and results of operations. Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. If our clients become financially less stable, enter bankruptcy, or liquidate their operations, our revenues and collectability of receivables could be adversely affected. Any such reduction or decline (whether caused by an overall economic decline or declines in certain industries or in certain countries and regions in which we operate) could adversely impact our revenues.

The recent military incursion by Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our operations globally. Although none of our operations are in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, including Europe and Asia Pacific, which may adversely affect our business, financial condition, and results of operations.

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
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 7, 2022	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2022	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)