Form 10-K
period 2022-05-28
RESOURCES CONNECTION, INC.
filed 2022-07-28
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2022

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

As of November 26, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $556,132,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 21, 2022, there were approximately 33,457,502 shares of common stock, $.01 par value, outstanding.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources Global Professionals,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 28, 2022 and May 29, 2021 both consisted of 52 weeks. The fiscal year ended May 30, 2020 consisted of 53 weeks.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Annual Report on Form 10-K, such statements include statements regarding our growth, operational and strategic plans.

These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Item 1A “Risk Factors” of this Annual Report on Form 10-K and our other public filings made with the Securities and Exchange Commission (“SEC”) should be reviewed carefully. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements included herein, which speak only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I

ITEM 1.    BUSINESS.

Overview

Resources Global Professionals is a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand, experienced and diverse talent. As a next-generation human capital partner for our clients, we specialize in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success.

A disruptor within the professional services industry since its founding in 1996, today the Company finds itself enjoying a highly favorable macro environment that embraces its differentiated agile delivery model. The trends in today’s marketplace favor the flexibility and agility that Resources Global Professionals (“RGP”) provides as businesses confront transformation pressures and speed-to-market challenges. While these forces were already well underway in 2019, the COVID-19 pandemic (the “Pandemic”) has served to significantly transform the modern workplace in ways that offer us a clear competitive advantage. As talent preferences have shifted dramatically in the direction of flexibility, choice and control, employers struggling to compete in today’s environment must rethink the way work gets done and consider implementing new, more agile workforce strategies.

Based in Irvine, California, with offices worldwide, RGP’s agile human capital delivery model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our agile professional services model allows us to quickly align the right resources for the work at hand with speed and efficiency in ways that bring value to both our clients and talent. Our unique approach to workforce strategy strongly positions us to help our clients transform their businesses and workplaces, especially in a time where high-quality talent is increasingly scarce and the usage of a flexible workforce to execute transformational projects has become the dominant operating model. Our approximately 4,300 professionals collectively engaged with over 2,200 clients around the world in fiscal 2022, including over 88% of the Fortune 100 as of May 2022.

Business Segments

In fiscal 2022, we operated in three business segments, consisting of:

•RGP – a global business consulting firm focused on project execution services that power clients’ operational and change initiatives with experienced and diverse talent;

•taskforce – a German professional services firm that operates under the taskforce brand. It utilizes a distinct independent contractor/partner business model and infrastructure and focuses on providing senior interim management and project management services to middle-market clients in the German market; and

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

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

We regularly evaluate all parts of our business to ensure that we align our time, resources and efforts to market opportunities that will enable us to maximize profitability and shareholder value. On May 31, 2022, we completed the sale of taskforce to the original founder and a member of the senior leadership team of taskforce. We believe the interim management business that primarily serves the middle-market client base in the German market no longer aligns with our strategy in the European region, which highly focuses on providing project consulting and execution services to large global clients. Beginning in fiscal 2023, we will operate in the remaining two operating segments, RGP and Sitrick. See discussion in Note 2 – Summary of Significant Accounting Policies and Note 20 – Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Industry Background and Trends

Changing Market for Project- or Initiative-Based Professional Services

Our services respond to what we believe is a permanent marketplace shift: namely, organizations are increasingly choosing to address their workforce needs in more flexible ways. We believe this growing shift in workforce strategy towards a project-based orientation was greatly accelerated by the Pandemic, which placed an enhanced emphasis on business agility, and continues to be hastened by the competition for talent. Permanent professional personnel positions are being reduced as organizations engage agile talent for project initiatives and transformation work.

Organizations use a mix of alternative resources to execute on projects. Some companies rely solely on their own employees who may lack the requisite time, experience or skills for specific projects. Other companies may outsource entire projects to consulting firms, which provides them access to the expertise of the firm but often entails significant cost, insufficient management control of the project and a lack of ultimate ownership at project completion. As a more cost-efficient alternative, companies sometimes use temporary employees from traditional and internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, companies can supplement their internal resources with employees from agile consulting or other traditional professional services firms, like Resources Global Professionals. The use of project consultants as a viable alternative to traditional accounting, consulting, and law firms allows companies to:

•Strategically access specialized skills and expertise for projects of set durations;

•Engage the very best talent across regions and geographies;

•Be nimble and mobilize quickly;

•Blend independent and fresh points of view;

•Effectively supplement internal resources;

•Increase labor flexibility; and

•Reduce overall hiring, training and termination costs.

Supply of Project Consultants

Based on our review of labor market dynamics and discussions with our consultants, we believe the number of professionals seeking to work on an agile basis has been increasing due to a desire for:

•More flexible hours and work arrangements, including working-from-home options, coupled with an evolving professional culture that offers competitive wages and benefits;

•The ability to learn and contribute in different environments and collaborate with diverse team members;

•Challenging engagements that advance their careers, develop their skills and add to their portfolio of experience;

•A work environment that provides a diversity of, and more control over, client engagements; and

•Alternate employment opportunities throughout the world.

The employment alternatives available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training; however, he or she may encounter a career path with less choice and less flexible hours, extensive travel demands and limited control over work engagements. On the other hand, a professional who works as an independent contractor assumes the ongoing burden of sourcing assignments and significant administrative obligations, including potential tax and legal issues.

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

•Competitive rates on an hourly basis as well as on a project basis; and

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
Transformations • Finance transformation • Digital transformation • Supply chain management • Cloud migration • Data design and analytics

Our objective is to build and maintain Resources Global Professionals’ reputation as the premier provider of project execution services for companies facing transformation, change and compliance challenges. We have developed the following business strategies to achieve our objectives:

•Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our top priorities is to continue to attract and retain high-caliber consultants who are committed to serving clients and solving their problems. We believe we have been successful in attracting and retaining qualified professionals by providing interesting work assignments within a blue-chip client base, competitive compensation and benefits, and continuing professional development and learning opportunities, as well as membership to an exclusive community of like-minded professionals, while offering flexible work schedules and more control over choosing client engagements.

•Maintain our distinctive culture. Our corporate culture is a core pillar of our business strategy, and we believe it has been a significant component of our success. See “Human Capital Management” below for further discussions about our culture.

•Establish consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client-centric, not geographic, perspective. Our revenue team regularly meets with our existing and prospective clients to understand their business issues and help them define their project needs. Our talent team then identifies consultants with the appropriate skills and experience from our global talent pool to meet the clients’ objectives. We believe that by establishing relationships with our clients to solve their professional service needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by the 75% retention rate of our top 100 clients over the last five fiscal years.

•Build the RGP brand. We want to maintain a leadership position in today’s world of work, providing the best talent to execute on client projects in an increasingly fluid gig-oriented environment. We have historically built our brand through the consistent and reliable delivery of high-quality, value-added services to our clients as well as a significant referral network of 3,388 consultants and 871 management and administrative employees as of May 28, 2022. In recent years, we have invested in global, regional and local marketing and brand activation efforts that reinforce our brand. In fiscal 2022, we introduced our new tagline ― Dare to Work Differently ― to clarify our brand. We are now in the process of further clarifying our brand and will be activating our new brand positioning early next fiscal year. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand.

Our Growth Strategy

Since inception, our growth has been primarily organic with certain strategic acquisitions along the way that augmented our physical presence or solution offerings. We believe we have significant opportunity for continued organic growth in our core business while also growing through strategic and highly targeted acquisitions as our clients continue to accelerate their digital, workforce and workplace paradigm transformations. Key elements of our growth strategy include:

•Further our strategic brand marketing. RGP has always focused our business on project execution, which is a distinct space on the continuum between strategy consulting and interim deployment. Our business model of utilizing experienced talent to flatten the traditional consulting delivery pyramid is highly sought after in today’s market. Most clients are capable of formulating business strategy organically or with the help of a strategy firm; where they need help is in the ownership of executing the strategy. Our co-delivery ethos is focused around partnering with clients on project execution. Our brand marketing will continue to emphasize and accentuate our unique qualifications in this arena. We believe clear articulation and successful marketing of our distinctive market position is key to attracting and retaining both clients and talent, enabling us to drive continued growth.

•Increase penetration of existing client base. A principal component of our strategy is to secure additional work from the clients that we serve. Based on discussions with our clients, we believe that the amount of revenue that we currently generate from many of our clients represents a relatively small percentage of the total amount that they spend on professional services. Consistent with current industry trends, we believe our clients may also continue to increase that spend as the global economy recovers and as businesses adopt a more agile workforce strategy. We believe that by continuing to deliver high-quality services and by furthering our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. We have and will continue to expand the Strategic Client Account program by adding clients and taking a more client-centric and borderless approach to serving these clients. We believe this focus enhances our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients. The Strategic Client Account program has been one of our key drivers for revenue and business growth.

•Grow our client base. We continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants and through referrals from existing clients. We believe we can continue to attract new clients by building our brand identity and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts will continue to pivot on identifying strategic target accounts especially in the large and middle-market client segments and within certain focus industries, such as healthcare, technology and financial services.

•Optimize service offerings with a focus on digital capabilities. We continue to evolve and optimize our portfolio of professional service offerings, and when appropriate, consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as digital transformation, finance transformation, accounting regulations, internal audit and compliance, healthcare compliance, integration and divestitures, and supply chain management. We continuously identify project opportunities we can market at a broader level with our talent, tools and methodologies and commercialize projects into solution offerings. When evaluating new or existing solution offerings to invest in, we consider (among other things) profitability, cross-marketing opportunities, competition, growth potential and cultural fit. With the addition of Veracity Consulting Group, LLC (“Veracity”), a digital consulting firm that we acquired in July 2019, we added significant digital consulting capabilities, particularly as related to experience and automation. Customer experience and employee and workspace experience continue to be growing themes in the marketplace and within our client portfolio. The need for automation and self-service has been an increasing trend, especially in light of the Pandemic. We will continue to focus on expanding our digital consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities.

•Expand sales channel through our digital engagement platform (HUGO). Consumer buying habits continue to dictate a more self-serve frictionless experience. We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO, our digital engagement platform, allows such an experience for clients and talent in the professional staffing space to connect, engage and even transact directly. We piloted the platform in limited markets in October 2021 and continued to enhance its functionality with further artificial intelligence and machine learning. We also have been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the United States (“U.S.”) such as California and Texas in fiscal 2023. Additionally, we will direct clients that typically use RGP more episodically and almost exclusively for interim staffing to the HUGO platform, allowing a broader array of clients to be reached and lowering the overall cost to serve in that client segment. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a large percentage of our current interim business, which in turn will not only drive top-line growth but also enhance profitability.

•Engage in strategic acquisitions. Our acquisition strategy is to engage in targeted M&A efforts that are designed to complement our core service offerings and enhance our consulting capabilities that are in line with market demands and trends. The acquisition of Veracity accelerated our digital capabilities and our ability to offer comprehensive digital innovation services. We will continue to seek acquisition opportunities to augment and expand the breadth and depth of our digital and other core capabilities.

Human Capital Management

Our internal employees and consultants represent our greatest asset and operate together to provide the highest quality of service to our clients. As of May 28, 2022, we had 4,259 employees, including 871 management and administrative employees and 3,388 consultants. Our employees are not covered by any collective bargaining agreements.

Our Culture and Values

Our culture is the cornerstone of all our human capital programs. Our senior management team, the majority of whom are Big Four, management consulting and/or Fortune 500 alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. Our culture is built upon our shared, core values of Loyalty, Integrity, Focus, Enthusiasm, Accountability and Talent, and we believe this is a key reason for our success.

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

Diversity, Equity & Inclusion

Diversity, equity and inclusion (“DE&I”) are critical underpinnings of our shared values and guide our conduct in our interactions with both clients and each other. As a human-first company, we recognize diversity as a strength that is cultivated through our culture, our people, our business, and our clients. We are proud to be a Paradigm for Parity Coalition member, which is a coalition of companies committed to addressing the corporate leadership gender and diversity gaps, and are proud that 100% of our C-suite members (i.e., our “Chief” level positions) are women or minorities. Additionally, 36% of our directors identify as women or minorities. Our gender and racial diversity representation in the C-suite positions, board of directors and U.S.-based workforce is presented in the following table:

* -- Data for our C-suite and board of directors is as of May 28, 2022 and our total U.S.-based employees is as of November 2021.

In fiscal 2022, we continued our Diversity Council and Diversity, Equity and Inclusion Ambassador programs, consisting of employees representing a cross-section of functions and levels across the globe. The Diversity Council serves an important role in working closely with senior leaders to facilitate alignment between our DE&I efforts and overall business strategy of promoting human capital practices that support and accelerate our DE&I goals. Our Diversity Council hosts periodic town hall meetings that are accessible to our global workforce. In these meetings, our council discusses the current year’s DE&I initiatives and strategy for execution on those initiatives and considers ideas for new DE&I activities raised by the broader employee population.

Our fiscal 2022 DE&I initiatives focused on increasing DE&I awareness, education and involvement among our workforce, increasing diversity in our workforce, and promoting diversity in our Go-to-Market activities. In fiscal 2022, we also continued our Social Justice Charitable Matching Fund, which has allowed us to help raise DE&I awareness internally across our organization by matching employees’ contributions to charitable organizations that promote social justice. As of May 28, 2022, we achieved our goal of matching $100,000 in contributions during fiscal 2022. We also support and encourage our employees to volunteer their time and donate to local or national charitable causes. In fiscal 2020, fiscal 2021 and fiscal 2022, we sponsored Brightpath STEAM Academy, which is a robotics summer camp organized by one of our employees for under-privileged and under-represented students in St. Louis, Missouri.

The Diversity, Equity and Inclusion Ambassador is a voluntary role, and the team is comprised of employees from a variety of functions across the globe. This group’s mission is to “meet people where they are” in relationship to DE&I and to promote DE&I awareness in existing business forums (i.e., to raise a DE&I topic in existing business meetings or planned social gatherings). The Ambassador teams operate at a regional level and meet quarterly to share success stories and practices across the regions.

Employee Wellbeing and Resilience

Employee safety and wellbeing is of paramount importance to us in any year and continued to be of particular focus to us in fiscal 2022 in light of the Pandemic. Our Global Business Continuity Team continued to improve our disaster preparedness plans and implement strategies to manage the health and security of our employees, business continuity, client confidence, and excellent customer service. In response to the Pandemic, we introduced a work-from-home policy, critical safety and hygiene protocols and a limited business travel directive. We continue to monitor changing government rules and regulations in countries where we operate and have reopened offices in accordance with local health department guidelines.

We have also evolved our work-from-home policy to a hybrid work policy, where employees are invited to work collaboratively with colleagues in the office but are also permitted to work from home as desired. Our goal is to help every human in our workforce maintain a positive, productive and connected work experience. We provide productivity and collaboration tools and resources for employees working remotely, and during fiscal 2022, we enhanced and promoted programs to support our employees’ physical and mental wellbeing, including the offering of virtual fitness and education classes, and the continuation of the RGP Kids Academy that offers academic and enrichment classes for children and families of our employees.

In addition, we continued to support and prepare our internal leaders to lead through this unprecedented time of change by integrating wellness and leadership development topics into our quarterly senior leadership meetings. We also conducted intentional leader listening forums to help guide our leaders to establish and manage a return-to-the-office hybrid work approach. Additionally, we offer all U.S.-based employees participation in our Employee Assistance Program, which provides our employees with mental health support and resources.

Building Strong Leaders and Talent Management

Strong leadership is critical to fostering employee engagement and positioning employees to perform at their best. For these reasons, we invest in the ongoing professional development of our employees through curated programs designed to acclimate employees to the business and promote personal, functional and leadership growth. In fiscal 2022, we facilitated small-leader forums to foster peer mentorship opportunities and to support areas where our leaders sought reinforcement in driving alignment and building high-performing teams.

Successful talent development starts with hiring the right people. We seek to recruit and hire candidates that demonstrate skills and competencies that align with our core values and that have an aptitude to further develop those strengths. After onboarding, we remain dedicated to providing employees with training and development opportunities to allow our employees to progress in their careers. We offer newly hired employees the opportunity to participate in our “RGP U” program to accelerate and support their integration into our organization. This program gives our new hires a connected cohort to drive a sense of belonging early in their career at RGP and offers their leaders a more efficient use of individual coaching time with new employees.

Compensation and Benefits

We provide a competitive compensation and benefits program to attract and reward our employees. In addition to salaries or hourly rates, our eligible employees, including our consultants, are offered participation in a comprehensive benefits program including: paid time off and holidays, group medical and dental programs, a basic term life insurance program, health savings accounts, flexible spending accounts, a 401(k) retirement plan with employer matching contributions, a 2019 Employee Stock Purchase Plan (“ESPP”), which enables employees to purchase shares of our stock at a discount, and an employee assistance program. In addition, eligible management and administrative employees may participate in annual cash incentive programs or receive stock-based awards. We also allow eligible consultants to maintain continuation of benefits for 90 days following the completion of a consulting project.

We utilize a Pay for Success Total Rewards Philosophy that promotes more consistent and transparent practices for rewarding and incentivizing our employees and the alignment of pay practices with the Company’s success. The Total Rewards Philosophy is comprised of three main components: base pay, designed to reflect an individual’s value, knowledge and skills that contribute to the organization through an individual’s day-to-day job performance; short-term incentives, awarded to employees based on results delivered during the applicable fiscal year and determined by quantitative metrics, qualitative contributions, individual goals, and demonstration of company values; and long-term incentives, granted to reward and retain employees who have strategic impact on the long-term success of the Company. In fiscal 2022, we conducted a Global Total Rewards Survey to gain input from our employees regarding our existing compensation practices and benefits offerings. We had strong participation globally and will use this feedback, along with quantitative benchmarking data, to review and enhance our compensation and benefits in a way that is meaningful to our people and that positions us to attract and retain top talent.

During fiscal 2022, we also continued our “You Matter” digital global employee recognition and appreciation program. You Matter includes service awards to acknowledge key milestones, including employment anniversaries and hours of service. This program provides all employees with the ability to both give and receive recognition, contributing to our culture of gratitude and excellence.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2022, we served over 2,200 clients in 42 countries. Our revenues are not concentrated with any particular client. No single client accounted for more than 10% of revenue for the 2022, 2021 or 2020 fiscal years. In fiscal 2022, our 10 largest clients accounted for approximately 20% of our revenues.

Operations

We generally provide our professional services to clients at a local level, with the oversight of our market or account leaders and consultation with our corporate management team. The market or account leaders and client development directors in each market are responsible for new client acquisition, expanding client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international level and maintaining client relationships post-engagement. Market or account revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals. While the majority of our client relationships are driven at a local market level, our Strategic Client Accounts, which comprise approximately 75 accounts, are led by account leaders responsible for relationships across markets and who are specifically tasked with growing our global relationships in these key accounts.

Market or account level leadership works closely with our talent management team, which aligns regionally but is managed largely as three distinct groups within North America, Asia Pacific and Europe. Our talent organization is responsible for identifying, hiring and cultivating a sustainable relationship with seasoned professionals fitting the RGP profile of client needs. Our consultant recruiting efforts are regionally and nationally based, depending upon the skill set required; talent management handles both the identification and hiring of consultants specifically skilled to perform client projects as well as monitoring the satisfaction of consultants during and after completion of assignments. The talent teams focus on getting the right talent in the right place at the right time. In fiscal 2020, we launched our Borderless Talent initiative in response to the Pandemic to evolve towards and facilitate a virtual operating model. In fiscal 2022 we continued with this initiative, as we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on expected outcome, not zip code.

We believe a substantial portion of the buying decisions made by our clients are made on a local or regional basis, and our offices most often compete with other professional services providers on a local or regional basis. We continue to believe our local market or account leaders are well-positioned to understand the local and regional outsourced professional services market. Additionally, the complexity of relationships with many of our multinational clients also dictates that in some circumstances a hybrid model, bringing the best of both locally driven relationships as well as global focus and delivery, is important for employee and client satisfaction. Through our Strategic Client Account program, we aim to be the service provider that can partner with our multinational clients on a global basis by organizing the concerted effort and talent team to deliver through one integrated service platform. Additionally, team members in our Project Consulting Services group (formerly known as our “Advisory and Project Services” group) are individuals with the requisite and deep subject matter expertise in areas of particular client concern and assist with scoping, proposing and delivering complex engagements.

We believe our ability to deliver professional services successfully to clients is dependent on our leaders in the field working together as a collegial and collaborative team. To build a sense of team spirit and increase camaraderie among our leaders, we have a program for field personnel that awards annual incentives based on specific agreed-upon goals focused on the performance of the individual and performance of the Company. We also share across the Company and with new revenue team members the best and most effective practices of our highest achieving offices and accounts. New leadership also spends time in other markets or otherwise partners with experienced sales and recruiting personnel in those markets to understand how best to serve current clients, expand our presence with prospects and identify and recruit highly qualified consultants, among many other important skills. This allows the veteran leadership to share their success stories, foster our culture with new team members and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

From our corporate headquarters in Irvine, California, we provide centralized administrative, marketing, finance, human resources (“HR”), information technology (“IT”), legal and real estate support. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. These centralized functions minimize the administrative burdens on our front office market leaders and enable operational efficiency and scalability throughout the enterprise.

Business Development

Our business development initiatives are comprised of:

•local and global initiatives focused on existing clients and target companies;

•national and international targeting efforts focused on multinational companies;

•brand marketing activities; and

•national and local advertising and direct mail programs.

Our business development efforts are driven by the networking and sales efforts of our management, with our worldwide Salesforce software platform providing a common database of opportunities and clients and enhancing our local and global business development efforts. While local senior management focus on market-related activities, they are also part of the regional, national and international sales efforts, especially when the client is part of a multinational entity. In certain markets, sales efforts are also enhanced by management professionals focused solely on business development efforts on a market and national basis based on firm-wide and industry-focused initiatives. These business development professionals, in partnership with the vice-presidents and client service teams, are responsible for initiating and fostering relationships with the senior management and decision makers of our targeted client companies.

We believe our national marketing efforts have effectively generated incremental revenues from existing clients and developed new client relationships. Our brand marketing initiatives help bolster Resources Global Professionals’ reputation in the markets we serve. Our brand is reinforced by our professionally designed website, print, and online advertising, direct marketing, seminars, thought leadership whitepapers, initiative-oriented brochures, social media and public relations efforts. We believe our branding initiatives, coupled with our high-quality client service, help to differentiate us from our competitors and to establish Resources Global Professionals as a credible and reputable global professional services firm.

Competition

We operate in an extremely competitive, highly fragmented market and compete for clients and consultants with a variety of organizations that offer similar services. The competition for talent and clients is likely to increase in the future due to workforce gaps caused by the tightening labor market, a changing market for project- or initiative-based services and the relatively few barriers to entry. Our principal competitors include:

•business operations and financial consulting firms;

•local, regional, national and international accounting and other traditional professional services firms;

•independent contractors;

•traditional and internet-based staffing firms; and

•the in-house or former in-house resources of our clients.

We compete for clients based on the quality of professionals we bring to our clients, the knowledge base they possess, our ability to mobilize the right talent quickly, the scope and price of services, and the geographic reach of services. We believe our attractive value proposition, consisting of our highly qualified consultants, relationship-oriented approach, agile delivery model and professional culture, enables us to compete effectively in the marketplace.

Regulatory Environment

Our operations are subject to regulations by federal, state, local and professional governing bodies and laws and regulations in various foreign countries, including, but not limited to: (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration/H-1B visa regulations, social security and other retirement, antidiscrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy. Due to the complex regulatory environment that we operate in, we remain focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors.”

Available Information

Our principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. Our telephone number is (714) 430-6400 and our website address is https://www.rgp.com. The information set forth in our website does not constitute part of this Annual Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC electronically. These reports are maintained on the SEC’s website at http://www.sec.gov.

A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may also be obtained free of charge on the Investor Relations page of our website at https://ir.rgp.com as soon as reasonably practicable after we file such reports with the SEC.

ITEM 1A.    RISK FACTORS.

The risks described below should be considered carefully before a decision to buy shares of our common stock is made. The order of the risks is not an indication of their relative weight or importance. The risks and uncertainties described below are not the only ones facing us but do represent those risks and uncertainties we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely impact and impair our business. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and all or part of the investment in our common stock might be lost. When determining whether to buy our common stock, other information in this Annual Report on Form 10-K, including our financial statements and the related notes, should also be reviewed.

Risks Related to the Business Environment

An economic downturn or deterioration of general macroeconomic conditions could adversely affect our global operations and financial condition.

We are exposed to the risk of an economic downturn or deterioration of general macroeconomic conditions, including slower growth or recession, inflation, or decreases in consumer spending power or confidence, which could have a significant impact on our business, financial condition, and results of operations. Recent events, including the Pandemic, the military incursion by Russia into Ukraine, inflationary conditions and rising interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions within some regions and countries in which we operate, including concerns about a potential U.S. and/or global recession has led, and may continue to lead, to reluctance on the part of some companies to spend on discretionary projects. Deterioration of or prolonged uncertainty related to the global economy or tightening credit markets could cause some of our clients to experience liquidity problems or other financial difficulties and could further reduce the demand for our services and adversely affect our business in the future.

The recent military incursion by Russia into Ukraine could adversely impact the global economy and cause an increase in inflation and market uncertainty in a manner that could adversely affect our operations. Wars divert international trade and capital flows, disrupt global supply chains, delay companies’ investment and hiring and erode consumer confidence, and periods of elevated geopolitical risks have historically been associated with negative effects on global economic activity. Although none of our operations are in Russia or Ukraine, the continuation or further escalation of geopolitical tensions could impact other markets where we do business, including Europe and Asia Pacific, or cause negative global economic effects which may adversely affect our business, financial condition, and results of operations.

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

Economic deterioration at one or more of our clients may also affect our allowance for doubtful accounts and collectability of accounts receivable. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. While our overall receivable collections have not been severely impacted by the Pandemic, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially affect our future financial results.

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

Our business is subject to risks arising from epidemic diseases or pandemics, such as the ongoing Pandemic.

The Pandemic or other public health epidemics or pandemics pose the risk that we or our employees and partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to the spread of the virus or due to shutdowns or other measures that are requested or mandated by governmental authorities. Governmental measures intended to reduce the spread of the Pandemic have affected, and similar measures that may be taken in the future to combat the Pandemic or any other pandemic or epidemic may affect, how we operate, including, among other things, by reducing demand for or delaying client decisions to procure our services, or by resulting in cancellations of existing projects.

Any surge in the Pandemic or any future pandemic or epidemic could also result in a decline in productivity, which may adversely impact our ability to continue to efficiently serve our clients. In addition, in connection with the Pandemic, the overall financial condition of some of our clients has been adversely impacted, at least for periods of time. If these conditions continue or if the financial condition of any of our clients is negatively impacted in the future by the Pandemic or any other pandemic or epidemic, the ability of these clients to pay outstanding receivables owed to us may be adversely affected. While current impacts to our business and employees resulting from the ongoing Pandemic are not material, the full extent to which the Pandemic may impact our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.

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

We cannot provide assurance that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition, which may afford them an advantage in attracting and retaining clients and consultants and in offering pricing concessions. Some of our competitors in certain markets do not provide medical insurance or other benefits to their consultants, thereby allowing them to potentially charge lower rates to clients. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.

Risks Related to Human Capital Resources

We must provide our clients with highly qualified and experienced consultants, and the loss of a significant number of our consultants, or an inability to attract and retain new consultants, could adversely affect our business and operating results.

Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. At various times, including as a result of recent shifts by businesses to adopt more workforce agility in response to temporary gaps caused by the tightening labor market, such professionals can be in great demand, particularly in certain geographic areas or if they have specific skill sets. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:

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

Further, due to legal restrictions prohibiting non-compete agreements in certain jurisdictions, we generally do not have non-compete agreements with our employees, including our senior management team, and, therefore, they could terminate their employment with us at any time and obtain employment with a competitor. Our ability to retain the services of members of our senior management and other key employees could be impacted by a number of factors, including competitors’ hiring practices or the effectiveness of our compensation programs. If members of our senior management or other key employees leave us for any reason, they could pursue other employment opportunities with our competitors or otherwise compete against us. If we are unable to retain the services of these key personnel or attract and retain other qualified and experienced personnel on acceptable terms, our business, financial condition and operating results could be adversely affected.

Significant increases in wages or payroll-related costs could have a material adverse effect on our financial results.

To ensure that we attract and retain the requisite talent, it is necessary that we pay our consultants competitive wages. We are also required to pay a number of federal, state and local payroll-related costs for our employees and consultants, including providing certain benefits such as medical insurance, paid time off and sick leave, and paying unemployment taxes, workers’ compensation insurance premiums and claims, and FICA and Medicare taxes. These costs could be increased by wage inflation and changes to local laws and regulations. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.

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

To the extent we engage in competitive bidding and are unable to win certain contracts, we not only incur substantial costs in the bidding process that negatively affect our operating results, but we may lose the opportunity to operate in the market for the services provided under those contracts for a number of years and our revenue will be adversely impacted. Even if we win a particular contract through competitive bidding, our profit margins may be depressed, or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

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

We may be unable to realize the level of the anticipated benefits that we expect from our restructuring initiatives, which may adversely impact our business and results of operations.

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

Any such effort to realign or streamline our organization may result in the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, exit costs, termination benefits, and other restructuring costs. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.

Our recent digital expansion and technology transformation efforts may not be successful, which could adversely impact our growth and profitability.

One of our primary areas of focus for fiscal 2022 and fiscal 2023 is digital expansion, which includes the further development and expanded launch of HUGO, our human cloud platform aimed at introducing a new way for clients and talent alike to engage with us and expanding go-to-market penetration for the business that we acquired from Veracity. We are also making investments in the transformation of our technology systems to keep up with technological changes that impact the needs of our clients, the delivery of our services and the efficiency of our back-office operations. These investments require significant capital expenditures. If we are unable to execute these initiatives successfully, we may not realize our anticipated return on investment and may not be able to realize the benefits expected, which could adversely impact our growth and profitability.

We may not be able to build an efficient support structure as our business continues to grow and transform.

In fiscal 2022, we continued our Borderless Talent initiative to continue to evolve towards and facilitate a virtual operating model. With this initiative, we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on workload, not zip code. We also began upgrading to a new cloud-based enterprise-wide operating and Enterprise Resource Planning (“ERP”) system. The continued success of these initiatives requires adjusting and strengthening our business operations, financial and talent management systems, procedures, controls and compliance, which may increase our total operating costs and adversely impact our profitability and growth.

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

Historically, we have grown by opening new offices and by increasing the volume of services provided through existing offices. Beginning late in fiscal 2017, we embarked on several new strategic initiatives, including the implementation of a new operating model to be more center-led instead of geographically focused, to drive growth and scale. In 2020, we undertook restructuring efforts in North America, APAC and Europe to analyze our physical geographic footprint and real estate spend in those areas. We have worked to focus investment dollars in high-growth core markets for greater impact and to shift to a virtual operating model in certain other markets. There can be no assurance we will be able to maintain or expand our market presence in our current locations, successfully enter other markets or locations or successfully operate our business virtually without a physical presence in all our markets. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:

•grow new client base and penetrate our existing client base;

•expand profitably into new geographies;

•drive growth in core markets, key industry verticals and solution offerings such as digital transformation services;

•provide additional professional service offerings;

•hire qualified and experienced consultants;

•maintain margins in the face of pricing pressure; and

•manage costs.

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

•exposure to labor and employment laws and regulations in foreign countries;

•expenses associated with customizing our professional services for clients in foreign countries;

•foreign currency exchange rate fluctuations when we sell our professional services in denominations other than U.S. dollars;

•protectionist laws and business practices that favor local companies;

•political and economic instability in some international markets;

•potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries;

•multiple, conflicting and changing government laws and regulations;

•trade barriers and economic sanctions;

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

We have acquired several companies in the past and we may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand names are important to our business. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. In fiscal 2020, we launched a significant global rebranding initiative, and in fiscal 2022 we continued our global rebranding with the introduction of our new tagline ― Dare to Work Differently. However, there can be no assurance that our rebranding initiative will result in a positive return on investment. In addition, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent use of our trademarks by others. Further, not all of our trademarks were successfully registered in all of our desired countries. Accordingly, we may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons. For example, a judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. In addition, third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities as well as significant damages, fees and costs. If such a claim were made and we were required to change our name or any of our marks, the value of our brand may diminish and our results of operations and financial condition could be adversely affected.

Risks Related to Information Technology, Cybersecurity and Data Protection

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, ransomware attacks, or other interruptions or damage stemming from power outages, equipment failure or unintended or unauthorized usage by employees. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. From time to time, we experience interruptions in our operations and system failures, and any loss of data and interruptions or delays in our business or that of our clients, or both, resulting from such interruptions or failures could have a material impact on our business and operations and materially adversely affect our revenue, profits and operating results.

In addition, the breadth and complexity of this infrastructure increases the potential risk of security incidents. Security incidents, including ransomware attacks, cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems and result in a significant disruption of our business and potentially significant payments to restore the networks and systems. We review and update our systems and have implemented processes and procedures to protect against security incidents and unauthorized access to our data.

Despite our implementation of security controls, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in the past we have experienced cyber security incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations; however, there is no assurance that similar incidents will not cause material impacts in the future. In addition, the transition of our workforce to a hybrid work environment, where our employees are often working remotely, could also increase our vulnerability to risks related to our hardware and software systems, including risks of phishing and other cybersecurity attacks. Our systems may be subject to additional risk introduced by software that we license from third parties. This licensed software may introduce vulnerabilities within our own operations as it is integrated with our systems, or as we provide client services through partnership agreements.

It is also possible that our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third-party claims against us and reputational harm, including statutory damages under California or other state law, regulatory penalties and significant costs of incident investigation, remediation and notification. If these events occur, our ability to attract new clients or talent may be impaired or we may be subjected to damages or penalties. While we maintain insurance coverage for cybersecurity incidents that we believe are appropriate for our operations, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost.

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

Our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse or improper disclosure of which could result in legal liability. The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, and require notice to individuals of privacy practices; give individuals certain access, correction and deletion rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries.

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the European General Data Protection Regulation (the “GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or otherwise processing of personal data; and (ii) the ability of data subjects to exercise their related various rights such as to access, correct or delete their personal data. Under the GDPR, data transfers from the European Union to the United States are generally prohibited unless certain measures are followed. The 2018 California Consumer Privacy Act (“CCPA”), which went into effect in January 2020, now imposes similar requirements. New privacy laws in California, Colorado, Connecticut, Utah and Virginia will take effect in 2023, with others likely to follow. Several privacy bills have also been introduced in Congress. Key markets in the Asia Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.

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

Failure to comply with governmental, regulatory and legal requirements or with our company-wide Code of Business Conduct and Ethics, Compliance Policy for Anti-Bribery and Anti-Corruption Laws, Insider Trading Policy, Code of Vendor Conduct and Ethics and other policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation.

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

We have a robust Code of Business Conduct and Ethics, Compliance Policy for Anti-Bribery and Anti-Corruption Laws, Insider Trading Policy, Code of Vendor Conduct and Ethics and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees, consultants, independent contractors and vendors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Exchange Act and publicly traded on the Nasdaq Stock Market, our executive officers, outside directors, employees, consultants and independent contractors are required to comply with the prohibitions against insider trading of our securities.

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

Because we are in the business of placing our personnel in the workplaces of other companies, we are subject to possible claims by our personnel alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We may also be subject to similar claims from our clients based on activities by our personnel. We may also be subject to claims of or relating to wrongful termination, violation of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violation of wage and hour requirements and other labor laws; employment of undocumented noncitizens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some cases, we are contractually obligated to indemnify our clients against such risks. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain personnel and clients. We could also be subject to injunctive relief, criminal investigations and/or charges, monetary damages or fines that may be significant, or other material adverse effects on our business.

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

Internationally, our consultants are a blend of employees and independent contractors. Independent contractor arrangements are more common abroad than in the U.S. due to the labor laws, tax regulations and customs of the international markets we serve. However, changes to foreign laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of consultants as employees. Such reclassification could have an adverse effect on our business and results of operations, could require us to pay significant retroactive wages, taxes and penalties, and could force us to change our contractor business model in the foreign jurisdictions affected.

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

The terms of our New Credit Facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have a $175.0 million senior secured loan (the “New Credit Facility”) which matures on November 12, 2026. We are subject to various operating covenants under the New Credit Facility which restrict our ability to, among other things, incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. The New Credit Facility also requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. Any failure to comply with these covenants may constitute a breach under the New Credit Facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the New Credit Facility. Our inability to maintain our New Credit Facility could materially and adversely affect our liquidity and our business.

Our New Credit Facility bears a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and earnings.

Borrowings under our New Credit Facility bear interest at a rate per annum of either, at our election, (i) Term SOFR (as defined in the credit agreement evidencing the New Credit Facility (the “New Credit Agreement”)) plus a margin or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin, with the applicable margin depending on our consolidated leverage ratio. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, our New Credit Agreement includes a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings.

We may be unable to or elect not to pay our quarterly dividend payment.

We currently pay a regular quarterly dividend, subject to quarterly board of directors’ approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the U.S., contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. We can give no assurance that dividends will be declared and paid in the future. The failure to pay the quarterly dividend, reduction of the quarterly dividend rate or the discontinuance of the quarterly dividend could adversely affect the trading price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

As of May 28, 2022, we maintained 20 domestic physical offices, all under operating lease agreements (except for the Irvine, California location), in the following metropolitan areas:

Irvine, California	Atlanta, Georgia	Philadelphia, Pennsylvania
Los Angeles, California (2)	Chicago, Illinois	Dallas, Texas
Mountain View, California	Indianapolis, Indiana	Houston, Texas
Santa Clara, California	Detroit, Michigan	Richmond, Virginia
San Francisco, California	Parsippany, New Jersey	Seattle, Washington
Denver, Colorado	New York, New York
Tampa, Florida	Cleveland, Ohio

As of May 28, 2022, we maintained 18 international physical offices under operating lease agreements, located in the following cities and countries:

Sydney, Australia	Mexico City, Mexico	Manila, Philippines
Munich, Germany	Amsterdam (Utrecht), Netherlands	Seoul, South Korea
Bangalore, India	Beijing, People’s Republic of China	Singapore
Mumbai, India	Hong Kong, People’s Republic of China	Zurich, Switzerland
Tokyo, Japan	Guangzhou, People’s Republic of China	Taipei, Taiwan
Petaling Jaya, Malaysia	Shanghai, People’s Republic of China	London, United Kingdom

As of May 28, 2022, other Segments utilized our office in Germany and one of the offices in Los Angeles, California, and share our office in New York, New York with RGP. All remaining offices are utilized by RGP. Our corporate offices are located in Irvine, California. We own an approximately 57,000 square foot office building in Irvine, California, of which we occupied approximately 40,000 square feet as of May 28, 2022, including space occupied by our Orange County, California practice. Approximately 13,000 square feet is leased to independent third parties, and 4,000 square feet is vacant. We believe our existing office space is suitable and adequate to meet our current requirements. We do not anticipate any significant difficulty replacing or locating additional offices to accommodate future needs.

ITEM 3.    LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “RGP.” As of July 21, 2022, the approximate number of holders of record of our common stock was 37 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

Dividend Policy

Our board of directors has established a quarterly dividend, subject to quarterly board of directors’ approval. Pursuant to declaration and approval by our board of directors, we declared a dividend of $0.14 per share of common stock during each quarter in fiscal 2022, 2021, and 2020. On April 13, 2022, our board of directors declared a regular quarterly dividend of $0.14 per share of our common stock. The dividend was paid on June 8, 2022 to stockholders of record at the close of business on May 11, 2022. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our board of directors.

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

There were no repurchases of our common stock during the fourth quarter of fiscal 2022.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock against the cumulative total return of each of the Russell 3000 Index, a customized peer group consisting of eight companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services, in each case for the five years ended May 28, 2022. The graph assumes $100 was invested at market close on May 26, 2017 in our common stock and in each index (based on prices from the close of trading on May 26, 2017), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among **Resources Connection, Inc.**
the Russell 3000 Index, SIC Code 8742 - Management Consulting
and Peer Group

$300
$250
$200
$150
$100
$50
$0
5/26/2017
5/26/2018
5/25/2019
5/30/2020
5/29/2021
5/28/2022
Resources Connection, Inc.
Russell 3000
SIC Code 8742 - Management Consulting
Peer Group

*$100 invested on 5/26/17 in stock or index, including reinvestment of dividends.

	May 26, 2017	May 26, 2018	May 25, 2019	May 30, 2020	May 29, 2021	May 28, 2022
Resources Connection, Inc.	$100.00	$133.58	$131.28	$96.67	$133.96	$172.71
Russell 3000	$100.00	$115.31	$120.82	$131.19	$188.80	$183.20
SIC Code 8742 - Management Consulting	$100.00	$117.14	$129.85	$124.65	$178.31	$180.75
Peer Group	$100.00	$160.09	$165.66	$168.48	$249.61	$270.82

Our customized peer group includes the following eight professional services companies that we believe reflect the competitive landscape in which we operate and acquire talent: CRA International, Inc.; FTI Consulting, Inc.; Heidrick & Struggles International, Inc.; Hudson Global, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; and Korn Ferry.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10 K. See “Forward Looking Statements” above for further explanation.

Overview

Resources Global Professionals is a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives with on demand experienced and diverse talent. As a next-generation human capital partner for our clients, we specialize in solving today’s most pressing business problems across the enterprise in the areas of transactions, regulations, and transformations. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success.

A disruptor within the professional services industry since its founding in 1996, today the Company finds itself enjoying a highly favorable macro environment that embraces its differentiated agile delivery model. The trends in today’s marketplace favor the flexibility and agility RGP provides as businesses confront transformation pressures and speed-to-market challenges. Based in Irvine, California, with offices worldwide, RGP’s agile delivery model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our unique approach to workforce strategy strongly positions us to help our clients transform their businesses and workplaces, especially in a time where high-quality talent is increasingly scarce and the usage of a flexible workforce to execute transformational projects has become the dominant operating model. See Part I, Item 1 “Business” for further discussions about our business and operations.

We are laser focused on driving long-term growth in our business by seizing the favorable macro shifts in workforce strategies and preferences, building an efficient and scalable operating model, and maintaining a distinctive culture and approach to professional services. Our enterprise initiatives in recent years include refining the operating model for sales, talent and delivery to be more client-centric, cultivating a more robust performance culture by aligning incentives to business performance, building and commercializing our digital engagement platform, enhancing our consulting capabilities in digital transformation to align with market demand and improving our fixed-cost structure through a global restructuring initiative.

Despite the impact of the Pandemic, we successfully evolved our operating model to enable us to capitalize on the prominent macro industry trends that favor our business model. These macro industry trends include the pivot to virtual and/or hybrid working models, the dramatic shift in talent preferences toward flexibility and career control and our clients responding to these trends by embracing new, more agile, workforce strategies. We launched the Borderless Talent initiative, changing our employment paradigm and client delivery model by finding and matching qualified talent with appropriate skill sets for specific project needs on a global basis. As remote work became more mainstream, our borderless talent management and deployment further enhanced our ability to serve multinational clients in a seamless manner, broadened our client reach in markets where we do not have a physical presence, and allowed for improved operational efficiency while offering clients and consultants more choice and agility. As the economy reopened and recovered in fiscal 2022, our ability to flex seamlessly between traditional on-premises and virtual models has offered greater optionality in how we deliver projects and our go-to-market motion. Removing the constraint of geo-fencing our consultants based on locality has opened new avenues of opportunity for both our clients and our talent. This enabled us to attract and retain talent on a broader geographic basis and allowed for additional opportunities in terms of prospect cultivation, client engagement and project delivery.

Our agile talent platform has helped clients pivot their workforce and operating models in an increasingly tightening labor market. The robust top-line growth and margin expansion we achieved in fiscal 2022 were fueled by the favorable macro shifts in both talent and client preferences driving higher supply and demand, and the operational and go-to-market improvements we have achieved through our enterprise initiatives discussed above. We believe we are continuing to lay the right foundation for further growth ahead.

Fiscal 2022 Strategic Focus Areas

Our strategic focus areas in fiscal 2022 were:

•Drive meaningful revenue growth and deliver enhanced EBITDA margin;

•Commercialize our digital strategy;

•Modernize our global technology infrastructure; and

•Strengthen the RGP brand.

Drive Revenue and EBITDA Growth — Driving meaningful growth in our top-line revenue and expanding our EBITDA (earnings before interest, taxes, depreciation and amortization) margin were our highest priorities this fiscal year. In fiscal 2022, we continued to focus on the growth of our Strategic Client Account and key industry vertical programs, particularly in healthcare, leveraging broader market talent for virtual delivery and the increasing focus on account penetration. Since inception, our Strategic Client Account program has been one of the key drivers of revenue and business growth. In fiscal year 2022, we successfully expanded our Strategic Client Account program by moving additional accounts into the program and adopting a client-centric and borderless approach to serve these clients. Revenue within this client set experienced significant growth over the prior fiscal years and represented 32% of our consolidated revenue. We believe our efforts have and will continue to allow us to develop in-depth knowledge of these clients’ needs and increase the scope and size of our projects with them.

In our healthcare industry vertical, we experienced strong growth momentum from pharmaceutical to medical device to payor and provider, including in practice areas such as revenue cycle optimization, clinical trials process redesign and supply chain transformation. Revenue from the healthcare industry vertical grew 22% year over year. To align with market demand, we have been expanding our capabilities in such areas as revenue integrity, clinical trials support and supply chain optimization and leveraging our depth of industry expertise to help clients operate with enhanced agility and efficiency in the rapidly evolving healthcare industry.

In addition, the continued evolution of our operating and delivery model to be more flexible, virtual, and borderless has allowed us to further penetrate existing core clients and markets as well as to uncover opportunities to effectively serve new clients in new markets. Revenue from our regional accounts grew 30% over the prior fiscal year. As our clients continue to accelerate their digital and workforce paradigm transformations in this still uncertain economic environment, we are well positioned to deliver greater workforce agility and flexibility to our clients.

Building on significant cost savings achieved in fiscal 2021 and the fundamental improvement in our cost structure, coupled with heightened focus on pricing and operational efficiency, we delivered significant improvement in EBITDA performance in fiscal 2022 and enhanced shareholder value. We improved our pay/bill ratio through value-based pricing and strategic management of our direct delivery costs. In a world with intensified competition for talent, we strive to attract high-caliber professionals with the right skillsets and qualifications at competitive pay, and appropriately capture the value of the talent and solutions delivered in our bill rates. In addition, we maintained the structural improvement in cost leverage through disciplined management of headcount, business expenses, and real estate costs in an increasingly digital, virtual market.

Commercialize Our Digital Strategy — Over recent years, explosive technological innovation has fueled the rise of digital transformation as a corporate imperative. Our clients have been forced to rethink the way they do business to stay ahead of, and compete with, digitally native new entrants. In order to support our clients – including these digitally native businesses – we have evolved significantly to help clients address their digital needs including automation and digitization of business processes as well as offering digital pathways to serve their needs.

We have completed the development of the core functionalities of HUGO, our first-to-market employed-model digital staffing platform where talent and clients can connect, engage and even transact directly. HUGO is designed to offer clients and talent unprecedented transparency, speed, and control. We launched a limited pilot in the New York Tri-State area in October 2021 and continued to enhance its functionality with further artificial intelligence and machine learning. We also have been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the U.S. such as California and Texas in fiscal 2023.

Additionally, our efforts to commercialize our digital strategy this year included the acceleration of digital transformation revenue through the continued expansion of go-to-market penetration for Veracity in North America. We continued to drive enhancement in our abilities to provide digital transformation and technology consulting services from strategy and roadmap to technical implementation. Our focus on introducing Veracity more broadly to our client base has generated positive returns since inception, with Veracity revenue growing 16% year over year in fiscal 2022. We believe the increase in virtual or remote delivery arrangements resulting from the Pandemic has and will continue to accelerate digital transformation agendas in our existing client base and create opportunities for us to engage with new clients, contributing to further top-line revenue growth.

Modernize Our Global Technology Infrastructure — In the third quarter of fiscal 2022, we launched a holistic digital transformation project to elevate our technology infrastructure globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. We believe our investment in this technology initiative will accelerate our efficiency and data-led decision-making capabilities, optimize process flow and automation, scale our operations to support future growth, and create an enhanced digital experience for our consultants, clients and employees.

Strengthen the RGP Brand — We have continued to build upon the brand work conducted to date to further clarify and amplify our brand positioning in the marketplace. Our employer-facing brand will continue to focus on the power of human. Through enhanced transparency, flexibility and digital connection, fulfilling assignments, competitive compensation and benefits and continued education, training and professional development, we are strengthening our professional community and delivering care and wellbeing to our consultants and employees. We are positioning ourselves as the preferred professional environment for talent looking for greater flexibility, choice and career control than traditional employment models can offer. As we announced at our Investor Day, held on April 12, 2022 at Nasdaq Marketplace, our corporate brand will focus on helping both talent and clients work differently in the new world of work. We believe we are poised to own a dominant position as a leading project execution partner of choice and the brand work that we are doing is intended to support that effort.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue recognition — Revenues are recognized when control of the promised service is transferred to our clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues for the vast majority of our contracts are recognized over time, based on hours worked by our professionals. The performance of the agreed-upon service over time is the single performance obligation for revenues.

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

Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration, assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most-likely-amount method prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Changes in estimates would result in cumulative catch-up adjustments and could materially impact our financial results. Rebates recognized as contra-revenue for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 were $3.1 million, $2.6 million and $1.4 million, respectively.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. As of May 28, 2022 and May 29, 2021, we had an allowance for doubtful accounts of $2.1 million and $2.0 million, respectively. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results.

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

We evaluate the realizability of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized. When all available evidence indicates that the deferred tax assets are more likely than not to be realized, a valuation allowance is not required to be recorded or an existing valuation allowance is reversed. Management assesses all available positive and negative evidence, including (1) three-year cumulative pre-tax income or loss adjusted for permanent tax differences, (2) history of operating losses and of net operating loss carryforwards expiring unused, (3) evidence of future reversal of existing taxable temporary differences, (4) availability of sufficient taxable income in prior years, (5) tax planning strategies, and (6) projection of future taxable income, to determine the need to establish or release a valuation allowance on the deferred tax assets. An increase or decrease in valuation allowance will result in a corresponding increase or decrease in tax expense, and any such adjustment may materially affect our future financial results.

We also evaluate our uncertain tax positions and only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percentage likelihood of being realized upon settlement. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. As of May 28, 2022 and May 29, 2021, a valuation allowance of $8.2 million and $13.3 million was established on deferred tax assets totaling $34.3 million and $38.4 million, respectively. Our income tax for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 was an expense of $15.8 million, a benefit of $2.5 million and an expense of $6.9 million, respectively. Our total liability for unrecognized tax benefits was $0.9 million as of both May 28, 2022 and May 29, 2021.

Stock-based compensation — Under our 2020 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock, restricted stock units, performance stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock at a discount in accordance with the terms of the plan. During fiscal 2022, the Company started issuing performance stock unit awards under the 2020 Performance Incentive Plan that will vest upon the achievement of certain company-wide performance targets at the end of the defined three-year performance period. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years.

We estimate the fair value of stock-based payment awards on the date of grant as described below. We determine the estimated value of restricted stock, restricted stock unit and performance stock unit awards using the closing price of our common stock on the date of grant. We have elected to use the Black-Scholes option-pricing model for our stock options and stock purchased under our ESPP which takes into account assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options.

We use our historical volatility over the expected life of the stock option award and ESPP option award to estimate the expected volatility of the price of our common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.14 per share for each quarter during fiscal 2022, 2021 and 2020) is also incorporated in determining the estimated value per share of employee stock option grants and purchases under our ESPP. Such dividends are subject to quarterly board of directors’ approval. Our expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers, and the expected life of grants under our ESPP is 6 months.

In addition, because stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates, and in the case of performance stock units, based on the actual performance. The number of performance stock units earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur. Forfeitures are estimated based on historical experience.

We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 was $8.2 million, $6.6 million and $6.1 million, respectively.

Valuation of long-lived assets — For long-lived tangible and intangible assets, including property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets, we assess the potential impairment periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. We performed our assessment of potential qualitative impairment indicators of long-lived assets, including property and equipment, ROU assets outside of exited markets, and definite-lived intangible assets as of May 28, 2022. We determined that for such long-lived assets, no impairment indicators were present as of May 28, 2022, and no impairment charge was recorded during fiscal 2022.

For ROU assets within exited markets under our restructuring plans, we assess the potential impairment whenever an impairment indicator was present. For further discussion regarding impairment of ROU assets in exited markets, see Note 14 – Restructuring Activities in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could result in an impairment in the future. Although the impairment is a non-cash expense, it could materially affect our future financial results and financial condition.

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

The following is a discussion of our goodwill impairment tests performed during fiscal 2022.

2022 Annual Goodwill Impairment Analysis

We performed our annual goodwill impairment test as of May 28, 2022 on our three reporting units. We elected to perform a qualitative analysis and assessed the relevant events and circumstances to determine if it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount. We considered such events and circumstance including, macroeconomic factors, industry and market conditions, financial performance indicators and measurements, and other factors. Based on our assessment of these factors, we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying value, and no further testing is needed. We concluded that there was no goodwill impairment as of May 28, 2022.

While we believe that the assumptions underlying our qualitative assessment are reasonable, these assumptions could have a significant impact on whether a non-cash impairment charge is recognized and also the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results.

Our operating results for the periods indicated are expressed as a percentage of revenue below. The fiscal years ended May 28, 2022, May 29, 2021 and May 30, 2020 consisted of 52, 52, and 53 weeks, respectively (amounts in thousands, except percentages).

	For the Years Ended
	May 28,		May 29,		May 30,
	2022		2021		2020
Revenue	$805,018	100.0%	$629,516	100.0%	$703,353	100.0%
Direct cost of services	488,376	60.7	388,112	61.7	427,870	60.8
Gross profit	316,642	39.3	241,404	38.3	275,483	39.2
Selling, general and administrative expenses	224,721	27.9	209,326	33.3	228,067	32.4
Amortization expense	4,908	0.6	5,228	0.8	5,745	0.8
Depreciation expense	3,575	0.4	3,897	0.6	5,019	0.8
Income from operations	83,438	10.4	22,953	3.6	36,652	5.2
Interest expense, net	1,064	0.2	1,600	0.2	2,061	0.3
Other income	(594)	(0.1)	(1,331)	(0.2)	(637)	(0.1)
Income before provision for income taxes	82,968	10.3	22,684	3.6	35,228	5.0
Income tax expense (benefit)	15,793	2.0	(2,545)	(0.4)	6,943	1.0
Net income	$67,175	8.3%	$25,229	4.0%	$28,285	4.0%

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by or calculated in accordance with GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.

•Same-day constant currency revenue is adjusted for the following items:

oCurrency impact. In order to remove the impact of fluctuations in foreign currency exchange rates, we calculate same-day constant currency revenue, which represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior period.

oBusiness days impact. In order to remove the fluctuations caused by comparable periods having a different number of business days, we calculate same-day revenue as current period revenue (adjusted for currency impact) divided by the number of business days in the current period, multiplied by the number of business days in the comparable prior period. The number of business days in each respective period is provided in the “Number of Business Days” section in the table below.

•Adjusted EBITDA is calculated as net income before amortization expense, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, technology transformation costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

•Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.

Same-Day Constant Currency Revenue

Same-day constant currency revenue assists management in evaluating revenue trends on a more comparable and consistent basis. We believe this measure also provides more clarity to our investors in evaluating our core operating performance and facilitates a comparison of such performance from period to period. The following table presents a reconciliation of same-day constant currency revenue to revenue, the most directly comparable GAAP financial measure, by geography.

RESOURCES CONNECTION, INC.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
	Three Months Ended		Three Months Ended		For the Years Ended
Revenue by Geography	May 28,	February 26,	May 28,	May 29,	May 28,	May 29,
	2022	2022	2022	2021	2022	2021
(Amounts in thousands, except number of business days)	(Unaudited)		(Unaudited)		(Unaudited, except for GAAP amounts)
North America
As reported (GAAP)	$183,817	$173,569	$183,817	$141,518	$676,419	$512,777
Currency impact	(58)		16		(297)
Business days impact	(11,308)		-		2,694
Same-day constant currency revenue	$172,451		$183,833		$678,816

Europe
As reported (GAAP)	$19,433	$17,856	$19,433	$19,371	$76,075	$72,496
Currency impact	890		1,869		1,650
Business days impact	164		(172)		(153)
Same-day constant currency revenue	$20,487		$21,130		$77,572

Asia Pacific
As reported (GAAP)	$13,781	$13,184	$13,781	$11,429	$52,524	$44,243
Currency impact	487		857		1,477
Business days impact	-		119		-
Same-day constant currency revenue	$14,268		$14,757		$54,001

Total Consolidated
As reported (GAAP)	$217,031	$204,609	$217,031	$172,318	$805,018	$629,516
Currency impact	1,319		2,742		2,830
Business days impact	(11,144)		(53)		2,541
Same-day constant currency revenue	$207,206		$219,720		$810,389

Number of Business Days
North America (1)	65	61	65	65	251	252
Europe (2)	62	63	62	62	254	253
Asia Pacific (2)	62	62	62	62	247	247

(1) This represents the number of business days in the U.S.
(2) This represents the number of business days in the country or countries in which the revenues are most concentrated within the geography.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure (amounts in thousands, except percentages).

	For the Years Ended
	May 28,	% of	May 29,	% of	May 30,	% of
	2022	Revenue	2021	Revenue	2020	Revenue

Net income	$67,175	8.3%	$25,229	4.0%	$28,285	4.0%
Adjustments:
Amortization expense	4,908	0.6	5,228	0.8	5,745	0.8
Depreciation expense	3,575	0.4	3,897	0.6	5,019	0.7
Interest expense, net	1,064	0.2	1,600	0.3	2,061	0.3
Income tax expense (benefit)	15,793	2.0	(2,545)	(0.4)	6,943	1.0
EBITDA	92,515	11.5	33,409	5.3	48,053	6.8
Stock-based compensation expense	8,168	1.0	6,613	1.1	6,057	0.9
Restructuring costs	833	0.1	8,260	1.3	4,982	0.7
Contingent consideration adjustment	166	-	4,512	0.7	794	0.1
Technology transformation costs (1)	1,449	0.2	-	-	-	-
Adjusted EBITDA	$103,131	12.8%	$52,794	8.4%	$59,886	8.5%

(1) Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. Costs for the fiscal year ended May 28, 2022 primarily include software licensing costs, third-party consulting fees and costs associated with dedicated internal resources.

Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net income or other measures of financial performance or financial condition prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity. Further, a limitation of our non-GAAP financial measures is they exclude items detailed above that have an impact on our GAAP-reported results. Other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, these non-GAAP financial measures should not be considered a substitute but rather considered in addition to performance measures calculated in accordance with GAAP.

Year Ended May 28, 2022 Compared to Year Ended May 29, 2021

Percentage change computations are based upon amounts in thousands. Fiscal 2022 and fiscal 2021 consisted of 52 weeks.

Revenue. Revenue increased $175.5 million, or 27.9%, to $805.0 million for the year ended May 28, 2022 from $629.5 million for the year ended May 29, 2021. On a same-day constant currency basis, revenue increased 28.7% in fiscal 2022 compared to fiscal 2021. In addition to higher volume of billable hours, we improved bill rates. Billable hours increased by 25.0% and the average bill rate improved 2.4% year over year, meaningfully contributing to the overall year over year revenue growth in fiscal 2022.

The following table represents our GAAP consolidated revenues by geography (amounts in thousands, except percentages):

	For the Years Ended
	May 28,		May 29,
	2022		2021

North America	$676,419	84.0%	$512,777	81.5%
Europe	76,075	9.5	72,496	11.5
Asia Pacific	52,524	6.5	44,243	7.0
Total	$805,018	100.0%	$629,516	100.0%

Revenue grew across all geographies during fiscal 2022 compared to fiscal 2021, as we continued to benefit from favorable secular trends including a shift in businesses adopting more workforce agility, workforce gaps caused by the tightening labor market, the demand for digital transformation services, an increase in client spending on significant and transformational initiatives, our sustained improvement in sales execution and operational efficiency to match supply and demand and continued progress in raising our bill rates. The strong revenue performance was also driven by our client segmentation and client service strategy to deepen our relationship within the Strategic Client Account base as well as other key client sets to further expand our presence across multiple buying centers. Our successful execution led to larger deal sizes, longer project durations and record high pipelines and closed deals. The robust revenue growth was across most client segments, and the majority of our markets, and was led by solution areas in Finance and Accounting, Risk and Compliance and Business Transformation.

North America experienced robust revenue growth of 31.9%, or 32.4% on a same-day constant currency basis, compared to fiscal 2021. As the macro economy in the U.S. continued to strengthen in fiscal 2022, our clients increased their spending to advance change initiatives, such as finance and digital and workforce paradigm transformation. The tightening labor market and almost record low unemployment rate drove significant growth in our professional staffing revenue, particularly in the U.S., as our clients looked to us to supply quality talent to fill their temporary workforce gaps. The shift towards workforce agility and the increased acceptance of co-delivery and remote delivery not only enhanced our value proposition to our clients, but also allowed for better and more efficient matching of supply and demand, enabling us to achieve sustained improvement in our operational efficiency. In Europe, our adoption of a more integrated global go-to-market approach to focus on serving our tier one multi-national clients in this region also drove sustained top-line growth. Europe revenue in fiscal 2022 grew 4.9%, or 7.0% on a same-day constant currency basis, compared to fiscal 2021. Asia Pacific revenue improved 18.7%, or 22.1% on a same-day constant currency basis, compared to fiscal 2021, as the economies in this region continued to strengthen despite episodic COVID-19 outbreaks.

Direct Cost of Services. Direct cost of services increased $100.3 million, or 25.8%, to $488.4 million during fiscal 2022 from $388.1 million for fiscal 2021. The increase in direct cost of services year over year was primarily attributable to a 25.0% increase in billable hours.

Direct cost of services as a percentage of revenue was 60.7% for fiscal 2022 compared to 61.7% for fiscal 2021. The decreased percentage compared to the prior year was primarily attributable to bill rate increases leading to an improvement of 100 basis points in the overall pay/bill ratio. Pay rate increases were relatively modest in fiscal 2022 despite tight labor supply conditions and rising wages. In addition to these macro labor market conditions, other factors impacting average pay rate included the impact of revenue mix across solutions and geographies and foreign currency fluctuations against the U.S. dollar. Our target direct cost of services percentage is below 60%.

The number of consultants on assignment at the end of fiscal 2022 was 3,388 compared to 2,902 at the end of fiscal 2021.

Selling, General and Administrative Expenses. SG&A was $224.7 million, or 27.9% as a percentage of revenue, for the year ended May 28, 2022 compared to $209.3 million, or 33.3% as a percentage of revenue, for the year ended May 29, 2021. SG&A as a percentage of revenue improved by 5.4% in fiscal 2022 compared to fiscal 2021 as a result of the improvement in our operating leverage due to significant year over year revenue growth. The $15.4 million increase in SG&A year over year was primarily attributed to (1) a $21.0 million increase in management compensation and benefits primarily related to higher incentive compensation due to significant growth in both revenue and profitability, (2) a $1.6 million increase in stock-based compensation expense, (3) an increase of $1.4 million in technology transformation costs incurred in fiscal 2022, (4) a $1.3 million increase in other business and travel expenses as the impact of the Pandemic subsided and business travel started to resume gradually, (5) a $1.2 million increase in computer software and consulting costs, (6) $0.5 million of impairment related to exiting a real estate facility, and (7) a $1.2 million increase in all other general and administration expenses. These incremental costs were partially offset by (1) a decrease of $7.4 million in restructuring costs as the restructuring activities wound down toward completion in fiscal 2022, (2) a $4.3 million adjustment related to the Veracity contingent consideration recorded in the prior year, and (3) a $1.1 million gain in foreign currency related to the dissolution of a foreign entity in the third quarter of fiscal 2022.

Management and administrative headcount was 871 at the end of fiscal 2022 and 851 at the end of fiscal 2021. Management and administrative headcount includes full-time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full-time equivalent headcount.

Restructuring charges. The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan” and, together with the North America and APAC Plan, the “Restructuring Plans”) in September 2020. We substantially completed our Restructuring Plans in fiscal 2022. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations, as further discussed in Note 19 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Restructuring costs for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 were as follows (amounts in thousands):

	For the Year Ended May 28, 2022			For the Year Ended May 29, 2021			For the Year Ended May 30, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs	$168	$(253)	$(85)	$1,024	$4,838	$5,862	$3,927	$-	$3,927
Real estate exit costs	884	(10)	874	1,052	666	1,718	1,055	-	1,055
Other costs	-	44	44	-	680	680	-	-	-
Total restructuring costs	$1,052	$(219)	$833	$2,076	$6,184	$8,260	$4,982	$-	$4,982

For further information on our restructuring initiatives, please refer to Note 14 – Restructuring Activities in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Amortization and Depreciation Expense. Amortization expense was $4.9 million and $5.2 million in fiscal 2022 and fiscal 2021, respectively. The decrease in amortization expense is primarily due to certain acquired intangible assets being fully amortized at the end of the first quarter in fiscal 2021, partially offset by the amortization of our internally developed digital engagement platform (HUGO). HUGO was placed in service in October 2021 as we launched the software in the New York Tri-state area, resulting in amortization expense associated with the development costs in fiscal 2022. Depreciation expense was $3.6 million and $3.9 million in fiscal 2022 and fiscal 2021, respectively. The decrease in depreciation expense was primarily due to fully-depreciated computer equipment during fiscal 2022.

Income Taxes. The provision for income taxes was $15.8 million (effective tax rate of 19.0%) for the year ended May 28, 2022 compared to an income tax benefit of $2.5 million (effective benefit rate of 11.2%) for the year ended May 29, 2021. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions and the resulting uncertainty of our ability to utilize historical net operating losses in such jurisdictions. The current year rate benefitted from the improvement in operating results in the international entities, enabling us to utilize the benefits from historical net operating losses in certain foreign jurisdictions by reversing a $4.9 million valuation allowance in a specific European entity in the third quarter. The Company also recognized a $2.6 million benefit from the dissolution of our France entity. In fiscal 2021, we recognized a $12.8 million benefit from the carryback of net operating losses to higher tax rate years as permitted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the U.S., resulting in an effective tax benefit rate of 11.2%. The losses carried back resulted from accounting method changes in the treatment of self-constructed assets.

We recognized a net tax benefit of $2.1 million for fiscal 2022 and a breakeven impact in fiscal 2021 from compensation expense related to stock options, restricted stock awards, restricted stock units, performance stock units and ESPP during fiscal 2022 and fiscal 2021, respectively.

We reviewed the components of both book and taxable income to prepare the tax provision. There can be no assurance that our effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of disqualifying dispositions of certain stock options. Based upon current economic circumstances and our business performance, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to certain foreign jurisdictions. Realization of the currently reserved foreign deferred tax assets is dependent upon generating sufficient future taxable income in those foreign territories.

We have maintained a position of being indefinitely reinvested in our foreign subsidiaries’ earnings by not expecting to remit foreign earnings in the foreseeable future. Being indefinitely reinvested does not require a deferred tax liability to be recognized on the foreign earnings. Management’s indefinite reinvestment position is supported by:

•RGP in the U.S. has generated more than enough cash to fund operations and expansion, including acquisitions. RGP uses its excess cash to, at its discretion, return cash to stockholders through dividend payments and stock repurchases.

•RGP has sufficient cash flow from operations in the U.S. to service its debt and other current or known obligations without requiring cash to be remitted from foreign subsidiaries.

•Management’s growth objectives include allowing cash to accumulate in RGP’s profitable foreign subsidiaries with the expectation of finding strategic expansion plans to further penetrate RGP’s most successful locations.

•The consequences of distributing foreign earnings have historically been deemed to be tax-inefficient for RGP or not materially beneficial.

Operating Results of Segment

As discussed in Business Segments in Item 1, Note 2 – Summary of Significant Accounting Policies and Note 19 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we revised our historical one-segment position and identified the following new operating segments effective in the second quarter of fiscal 2021 to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources: RGP, taskforce, and Sitrick. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments.

We regularly evaluate all parts of our business to ensure that we align our time, resources and efforts to market opportunities that will enable us to maximize profitability and shareholder value. On May 31, 2022, we completed the sale of taskforce to the senior leaders of the business. We believe an interim management business that primarily serves the middle market client base in Germany no longer aligns with our strategy in the European region, which highly focuses on providing project consulting and execution services to large global clients. Beginning in fiscal 2023, we will operate in the remaining two operating segments, RGP and Sitrick. See the discussion in Note 2 – Summary of Significant Accounting Policies and Note 20 – Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents our operating results by segment (amounts in thousands, except percentages):

	For the Years Ended
	May 28,		May 29,
	2022		2021

Revenue:
RGP	$764,350	94.9%	$587,620	93.3%
Other Segments	40,668	5.1	41,896	6.7
Total revenue	$805,018	100.0%	$629,516	100.0%

Adjusted EBITDA:
RGP	$134,187	130.1%	$77,589	147.0%
Other Segments	3,527	3.4	3,580	6.8
Reconciling Items (1)	(34,583)	(33.5)	(28,375)	(53.8)
Total Adjusted EBITDA (2)	$103,131	100.0%	$52,794	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures--Reconciliation of GAAP to Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue increased $176.7 million, or 30.1%, to $764.4 million compared to $587.6 million in fiscal 2021, primarily as a result of a 25.6% increase in billable hours and a 3.3% increase in bill rate year over year. Revenue from RGP generally represents more than 90% of total consolidated revenue. Geographic revenue trends in North America and Asia Pacific within the RGP segment are consistent with the revenue trends discussed within Consolidated Operating results above. Revenue in the European region within the RGP segment grew by 8.1%, or 8.8% on a same-day constant currency basis, during fiscal 2022 compared to fiscal 2021. The growth in the European region outside of Germany was led by continued penetration and growth in the Strategic Client Account base.

The number of consultants on assignment under the RGP segment as of May 28, 2022 was 3,263 compared to 2,795 as of May 29, 2021.

Other Segments – Other Segments’ revenue decreased $1.2 million, or 2.9%, in fiscal 2022 compared to fiscal 2021, primarily due to a $1.2 million decrease in Sitrick revenue. The declines in Sitrick revenue during fiscal 2022 compared to the prior year were primarily due to the closure of the U.S. courts during the Pandemic and the continued lingering impact on the court system, resulting in slower business development and revenue conversion.

The number of consultants on assignment under Other Segments as of May 28, 2022 was 125 compared to 107 as of May 29, 2021.

Adjusted EBITDA by Segment

RGP – RGP Adjusted EBITDA increased $56.6 million, or 72.9%, to $134.2 million in fiscal 2022, compared to $77.6 million in fiscal 2021. The increase was primarily attributable to the $176.7 million increase in segment revenue partially offset by the increase in the related cost of services of $101.0 million. Additionally, SG&A costs attributed to RGP increased $18.4 million in fiscal 2022 as compared to fiscal 2021 primarily due to the increase in bonuses and commissions of $17.8 million as a result of higher revenue and profitability achieved; an increase in other business and travel expenses of $1.2 million as the impact of the Pandemic subsided and business travel started to resume gradually; a $0.4 million increase in recruiting expenses; a $0.5 million impairment related to exiting a real estate facility; a $0.7 million reduction in other income; and a $0.6 million increase in all other general and administration expenses; and partially offset by reductions in occupancy costs of $2.4 million primarily as a result of the restructuring effort and fixed management compensation of $0.4 million in fiscal 2021 that did not occur in fiscal 2022. For fiscal 2022, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expense of $8.0 million and stock-based compensation expense of $7.6 million.

The trend in revenue, cost of services, and other costs and expenses at RGP year over year are generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.1 million in fiscal 2022 compared to the same period in fiscal 2021. This decline was primarily driven by a decrease in revenue of $1.2 million, which was partially offset by a decrease of $0.8 million in cost of services and a $0.3 million reduction in general and administrative expenses. For fiscal 2022, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expense of $0.5 million and stock-based compensation expense of $0.6 million.

Year Ended May 29, 2021 Compared to Year Ended May 30, 2020

For a comparison of our results of operations at the consolidated and segment level for the fiscal years ended May 29, 2021 and May 30, 2020, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, filed with the SEC on July 23, 2021 (File No. 0-32113).

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by our operations, our $175.0 million senior secured revolving credit facility, as further discussed below, and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during economic downturns. As of May 28, 2022, we had $104.2 million of cash and cash equivalents, including $35.4 million held in international operations.

Prior to November 12, 2021, we had a $120.0 million secured revolving credit facility with Bank of America (the “Previous Credit Facility”), which was scheduled to mature on October 17, 2022. On November 12, 2021, the Company and Resources Connection LLC and all domestic subsidiaries of the Company as guarantors, entered into the New Credit Agreement and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan, which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the agreement. The New Credit Facility matures on November 12, 2026.

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

The New Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the New Credit Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

As of May 28, 2022, we had $54.0 million outstanding under the New Credit Facility. We borrowed $20.0 million under the New Credit Facility on December 6, 2021 to finance the repurchase of 1,155,236 shares of our common stock from Dublin Acquisition, LLC (the “Seller”) pursuant to a Stock Purchase Agreement, dated December 3, 2021, entered into between the Company and the Seller. See Note 12 – Stockholders’ Equity in the Notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2022 Strategic Focus Areas” above, requires significant investments over multiple years. As of May 28, 2022, we have non-cancellable purchase obligations totaling $9.9 million, which are payable as follows pursuant to the licensing arrangements that we have entered into in connection with this initiative: $3.4 million due during fiscal 2023 and 2024, $3.6 million due during fiscal 2025 and 2026, and $2.9 million due thereafter. While we are still finalizing the assessment of the total amount of the investments required for this multi-year initiative, we currently expect to incur total investments between $20.0 million to $25.0 million through the completion of the system implementation. Such costs primarily include software licensing fees, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized. The exact amount and timing will depend on a number of variables, including progress made on the implementation. We expect the majority of the investment will take place in fiscal 2023 and fiscal 2024. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. Such effort will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will provide sufficient funds for these initiatives.

At May 28, 2022, we have substantially completed our restructuring initiatives globally. We do not expect future cash requirements for restructuring initiatives to be material. Additionally, during the three months ended November 27, 2021, we made the final cash earn-out payment of $7.0 million related to the acquisition of Veracity. We have no remaining contingent consideration liabilities as of May 28, 2022.

Other trends impacting our near-term liquidity include the deferral of payroll taxes under the CARES Act and certain tax planning strategies implemented in the fourth quarter of fiscal 2021. The CARES Act includes provisions, among others, allowing deferral of the employer portion of the social security payroll taxes and addressing the carryback of net operating losses (“NOLs”) for specific periods. We previously elected to defer the employer portion of social security payroll taxes through December 31, 2020 totaling $12.6 million. Subsequent to the deferral, we elected to make a partial repayment of $6.3 million in May 2021 and $2.3 million in December 2021. We expect to pay the remaining $4.0 million of deferred payroll taxes in late calendar 2022. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018. We recognized a discrete tax benefit of $12.8 million in fiscal 2021 and filed for a federal tax refund in the amount of $34.8 million in April 2022. We expect to receive such refund in the first half of fiscal 2023.

On a macro level, the Pandemic and uncertain macroeconomic conditions, including recent inflationary pressures, rise in interest rates and global uncertainties associated with the current conflict in Ukraine, have created significant uncertainty in the global economy and capital markets, which is expected to continue into fiscal 2023 and beyond and impact our financial results and liquidity. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Operating Activities, Fiscal 2022 and 2021

Operating activities provided cash of $49.4 million and $39.9 million in fiscal 2022 and fiscal 2021, respectively. In fiscal 2022, cash provided by operations resulted from net income of $67.2 million and non-cash adjustments of $6.9 million. Additionally, in fiscal 2022, net unfavorable changes in operating assets and liabilities totaled $24.7 million. These changes primarily consisted of a $44.8 million increase in trade accounts receivable, mainly attributable to accelerated revenue growth throughout fiscal 2022, and a $5.5 million decrease in other liabilities, which includes the final Veracity contingent consideration payment, of which $3.7 million was categorized as operating (the remaining $3.3 million of the total $7.0 million contingent consideration payment was categorized as financing cash flow) partially offset by a $22.0 million increase in accrued salaries and related obligations due to the significant increase in accrued incentive compensation as a result of strong business performance during the fiscal year, and a $2.1 million decrease in prepaid income taxes due to timing of estimated quarterly tax payments.

In fiscal 2021, cash provided by operations resulted from net income of $25.2 million and non-cash adjustments of $33.9 million. Additionally, in fiscal 2021, these were partially offset by net unfavorable changes in operating assets and liabilities totaling $19.2 million, primarily consisting of an increase in income taxes receivable of $32.6 million as a result of certain tax method changes elected in the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022, which allowed us to recognize a tax benefit of $12.8 million in fiscal 2021, partially offset by a decrease in trade accounts receivable of $11.4 million, mostly attributable to improved collection on our accounts receivable and an increase in accrued salaries and related obligations of $2.4 million primarily as a result of increased vacation accrual year over year.

Investing Activities, Fiscal 2022 and 2021

Net cash used in investing activities was $3.0 million in fiscal 2022 compared to $3.8 million in fiscal 2021. Net cash used in investing activities in both periods was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities, Fiscal 2022 and 2021

The primary sources of cash in financing activities are borrowings under our New Credit Facility, cash proceeds from the exercise of employee stock options and proceeds from the issuance of shares purchased under our ESPP. The primary uses of cash in financing activities are repayments under the New Credit Facility, payment of contingent consideration, repurchases of our common stock and cash dividend payments to our stockholders.

Net cash used in financing activities totaled $13.4 million in fiscal 2022 compared to $59.5 million in fiscal 2021. Net cash used in financing activities during fiscal 2022 consisted of $19.7 million used for the repurchase of our common stock, cash dividend payments of $18.6 million, the final Veracity contingent consideration payment, of which $3.3 million was categorized as financing (the remaining $3.7 million of the total $7.0 million final Veracity contingent consideration payment was categorized as operating), and the Expertforce Interim Projects GmbH, LLC (“Expertence”) contingent consideration payment of $0.3 million, partially offset by $10.4 million of net borrowing under the New Credit Facility (consisting of $73.4 million of proceeds and $63.0 million of repayment), and $17.9 million in proceeds received from ESPP share purchases and employee stock option exercises.

Net cash used in financing activities in fiscal 2021 consisted of repayments under the Previous Credit Facility of $45.0 million, cash dividend payments of $18.2 million, and the first Veracity contingent consideration payment, of which $3.0 million was categorized as financing (the remaining $2.3 million of the total $5.3 million Veracity year-one contingent consideration payment was categorized as operating). These were partially offset by $6.8 million in proceeds received from ESPP share purchases and employee stock option exercises.

For a comparison of our cash flow activities for the fiscal years ended May 29, 2021 and May 30, 2020, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, filed with the SEC on July 23, 2021 (File No. 0-32113).

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the New Credit Facility that bear interest at a variable market rate.

As of May 28, 2022, we had approximately $104.2 million of cash and cash equivalents and $54.0 million of borrowings under our New Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

We are exposed to interest rate risk related to fluctuations in the term SOFR rate. See “Sources and Uses of Liquidity” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the interest rate on our New Credit Facility. At the current level of borrowing as of May 28, 2022 of $54.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense.

Foreign Currency Exchange Rate Risk. For the year ended May 28, 2022, approximately 17.5% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 66.1% of our fiscal year-end balances of cash and cash equivalents were denominated in U.S. dollars. The remaining amount of approximately 33.9% was comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, Mexican Pesos and Canadian Dollar. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

Although we monitor our exposure to foreign currency fluctuations, we do not currently use financial hedges to mitigate risks associated with foreign currency fluctuations including in a limited number of circumstances when we may be asked to transact with our client in one currency but are obligated to pay our consultants in another currency. Our foreign entities typically transact with clients and consultants in their local currencies and generate enough operating cash flows to fund their own operations. We believe our economic exposure to exchange rate fluctuations has not been material. However, we cannot provide assurance that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the “Company”) as of May 28, 2022 and May 29, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 28, 2022, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 28, 2022 and May 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 28, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 9 to the consolidated financial statements, during the year the Company reversed approximately $7.5M of its valuation allowance on deferred tax assets in the Netherlands. Management made the decision to reverse this allowance based on a history of earnings, forecasted income in future periods sufficient to utilize deferred tax assets in the Netherlands and changes in Netherlands tax law that removed expiration dates on net operating loss carryforwards.

The valuation allowance for deferred tax assets in the Netherlands has been identified as the critical audit matter due to the significant assumptions management made as to when and in what amount to reverse the valuation allowance. These significant assumptions require management to make estimates related to the forecast of future earnings. Auditing management’s assumptions requires a high degree of auditor judgment and increased audit effort due to the significant impact these assumptions have on the amount of the valuation allowance reversed.

Our audit procedures related to the valuation allowance reversed included the following, among others:

•We obtained an understanding of the relevant control related to the evaluation of the valuation allowance and tested such control for design and implementation and operating effectiveness.

•Utilized our tax specialists to test the change to the tax law in the Netherlands and its applicability to the Company’s Netherlands operations.

•Performed mathematical accuracy procedures over the forecast of earnings developed by management.

•Tested the reasonableness of assumptions within the forecast including subjected the forecast to sensitivity analysis on key assumptions regarding future sources of income, evaluation of management’s ability to forecast by comparing management’s prior forecasts to historical results, comparing management’s forecasted income growth rates to independent market data, validated management’s recent history of book income and earnings trend and developed an understanding of management’s operational plans for future years related to the Netherlands.

/s/ RSM US LLP

We have served as the Company’s auditor since 2012.

Irvine, California

July 28, 2022

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share)

	May 28,	May 29,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$104,224	$74,391
Trade accounts receivable, net of allowance for doubtful accounts of $2,121 and $2,032 as of May 28, 2022 and May 29, 2021, respectively	153,154	116,455
Prepaid expenses and other current assets	6,123	7,235
Assets held for sale	9,889	-
Income taxes receivable	35,151	37,184
Total current assets	308,541	235,265
Goodwill	209,785	216,758
Intangible assets, net	15,760	20,240
Property and equipment, net	17,657	20,543
Operating right-of-use assets	17,541	24,655
Deferred income taxes	8,266	1,691
Other assets	3,923	1,492
Total assets	$581,473	$520,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$13,630	$15,987
Accrued salaries and related obligations	83,549	55,513
Operating lease liabilities	8,193	10,206
Contingent consideration liabilities	-	7,129
Liabilities held for sale	4,419	-
Other liabilities	14,531	12,071
Total current liabilities	124,322	100,906
Long-term debt	54,000	43,000
Operating lease liabilities	13,352	20,740
Deferred income taxes	14,428	18,382
Other long-term liabilities	2,922	8,070
Total liabilities	209,024	191,098
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 34,352 and 64,626 shares issued, and 33,197 and 32,885 shares outstanding as of May 28, 2022 and May 29, 2021, respectively	344	646
Additional paid-in capital	355,502	489,864
Accumulated other comprehensive loss	(16,484)	(7,393)
Retained earnings	52,738	367,229
Treasury stock at cost, 1,155 and 31,741 shares as of May 28, 2022 and May 29, 2021, respectively	(19,651)	(520,800)
Total stockholders’ equity	372,449	329,546
Total liabilities and stockholders’ equity	$581,473	$520,644

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020
Revenue	$805,018	$629,516	$703,353
Direct cost of services, primarily payroll and related taxes
for professional services employees	488,376	388,112	427,870
Gross profit	316,642	241,404	275,483
Selling, general and administrative expenses	224,721	209,326	228,067
Amortization expense	4,908	5,228	5,745
Depreciation expense	3,575	3,897	5,019
Income from operations	83,438	22,953	36,652
Interest expense, net	1,064	1,600	2,061
Other income	(594)	(1,331)	(637)
Income before income tax expense (benefit)	82,968	22,684	35,228
Income tax expense (benefit)	15,793	(2,545)	6,943
Net income	$67,175	$25,229	$28,285
Net income per common share:
Basic	$2.04	$0.78	$0.88
Diluted	$2.00	$0.78	$0.88
Weighted average number of common and common equivalent shares outstanding:
Basic	32,953	32,444	31,989
Diluted	33,556	32,552	32,227
Cash dividends declared per common share	$0.56	$0.56	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020
COMPREHENSIVE INCOME:
Net income	$67,175	$25,229	$28,285
Foreign currency translation adjustment, net of tax	(9,091)	6,469	(1,274)
Total comprehensive income	$58,084	$31,698	$27,011

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 25, 2019	63,054	$631	$460,226	31,466	$(516,103)	$(12,588)	$350,230	$282,396
Exercise of stock options	376	3	5,122	-	-	-	-	5,125
Stock-based compensation expense	-	-	5,833	-	-	-	-	5,833
Issuance of common stock purchased under Employee Stock Purchase Plan	400	4	5,127	-	-	-	-	5,131
Cancellation of restricted stock	(13)	-	-	-	-	-	-	-
Issuance of restricted stock	10	-	-	-	-	-	-	-
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(10)	(18)	15	-	(5)	-
Repurchase of common stock	-	-	-	318	(5,000)	-	-	(5,000)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(17,976)	(17,976)
Issuance of common stock in connection with the acquisition of Accretive	83	1	1,140	-	-	-	-	1,141
Currency translation adjustment	-	-	-	-	-	(1,274)	-	(1,274)
Net income for the year ended May 30, 2020	-	-	-	-	-	-	28,285	28,285
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	135	1	1,627	-	-	-	-	1,628
Stock-based compensation expense	-	-	5,720	-	-	-	-	5,720
Issuance of common stock purchased under Employee Stock Purchase Plan	506	5	5,058	-	-	-	-	5,063
Issuance of restricted stock	75	1	(1)	(25)	-	-	-	-
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(160)	-	288	-	(102)	26
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,250)	(18,250)
Dividend equivalents on restricted stock	-	-	182	-	-	-	(182)	-
Currency translation adjustment	-	-	-	-	-	6,469	-	6,469
Net income for the year ended May 29, 2021	-	-	-	-	-	-	25,229	25,229
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	834	8	11,949	-	-	-	-	11,957
Stock-based compensation expense	-	-	7,027	-	-	-	-	7,027
Issuance of common stock purchased under Employee Stock Purchase Plan	462	5	5,174	-	-	-	-	5,179
Issuance of restricted stock	97	1	(1)	(2)	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	72	1	(1,096)	-	-	-	-	(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(24)	-	114	-	(50)	40
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,638)	(18,638)
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686	-	(362,723)	-
Repurchase of common stock	-	-	-	1,155	(19,651)	-	-	(19,651)
Dividend equivalents on restricted stock	-	-	255	-	-	-	(255)	-
Currency translation adjustment	-	-	-	-	-	(9,091)	-	(9,091)
Net income for the year ended May 28, 2022	-	-	-	-	-	-	67,175	67,175
Balances as of May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$67,175	$25,229	$28,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,483	9,125	10,764
Stock-based compensation expense	8,168	6,613	6,057
Contingent consideration adjustment	166	4,512	794
Loss on disposal of assets	564	587	484
Gain on dissolution of subsidiaries	(884)	-	-
Amortization of debt issuance costs and lender fees	91	-	-
Impairment of right-of-use and other costs	833	935	649
Adjustment to allowance for doubtful accounts	557	(55)	1,840
Deferred income taxes	(11,053)	12,203	911
Changes in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable	(44,756)	11,443	10,010
Prepaid expenses and other current assets	916	(868)	980
Income taxes	2,057	(32,590)	(2,472)
Other assets	(393)	513	(1,332)
Accounts payable and other accrued expenses	1,022	(704)	(7,902)
Accrued salaries and related obligations	21,996	2,378	(6,810)
Other liabilities	(5,498)	622	7,265
Net cash provided by operating activities	49,444	39,943	49,523
Cash flows from investing activities:
Redemption of short-term investments	-	-	5,981
Proceeds from sale of assets	-	3	105
Acquisition of Expertence, net of cash acquired	-	-	(254)
Acquisition of Veracity, net of cash acquired	-	-	(30,258)
Investments in property and equipment and internal-use software	(2,961)	(3,846)	(2,346)
Net cash used in investing activities	(2,961)	(3,843)	(26,772)
Cash flows from financing activities:
Proceeds from exercise of stock options	13,105	1,726	5,125
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,179	5,063	5,131
Repurchase of common stock	(19,651)	-	(5,000)
Payment of contingent consideration liabilities	(3,575)	(3,020)	(1,771)
Proceeds from Revolving Credit Facility	73,393	-	74,000
Repayments on Revolving Credit Facility	(63,000)	(45,000)	(29,000)
Payment of debt issuance costs	(222)	-	-
Cash dividends paid	(18,600)	(18,230)	(17,581)
Net cash (used in) provided by financing activities	(13,371)	(59,461)	30,904
Effect of exchange rate changes on cash	(3,034)	2,128	(1,076)
Net increase (decrease) in cash	30,078	(21,233)	52,579
Cash and cash equivalents at beginning of period	74,391	95,624	43,045
Cash, cash equivalents and restricted cash at end of period	104,469	74,391	95,624
Less: Restricted cash at end of period	(245)	-	-
Cash and cash equivalents at end of period	$104,224	$74,391	$95,624

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and its Business

Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals. Resources Global Professionals (“RGP”) is a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand experienced and diverse talent. As a next-generation human capital partner for its clients, the Company specializes in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions, or regulatory change. The Company’s principal markets of operations are North America, Europe, and Asia Pacific.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2022 and 2021 consisted of four 13-week quarters and included a total of 52 weeks of activity in the fiscal year. For fiscal year 2020, the first three quarters consisted of 13 weeks each and the fourth quarter consisted of 14 weeks, with a total of 53 weeks of activity in the fiscal year.

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

Reporting Segments

Effective in the second quarter of fiscal 2021, the Company revised its historical one-segment position and identified the following new operating segments to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources:

•RGP – a global business consulting firm focused on project execution services that power clients’ operational and change initiatives with experienced and diverse talent;

•taskforce – a German professional services firm that operates under the taskforce brand. It utilizes a distinct independent contractor/partner business model and infrastructure and focuses on providing senior interim management and project management services to middle-market clients in the German market; and

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

Each of these three segments reports through a separate management team to the Company’s Chief Executive Officer, who is designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. RGP is the Company’s only reportable segment. taskforce and Sitrick do not individually meet the quantitative thresholds to qualify as reportable segments. Therefore, they are combined and disclosed as Other Segments. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment. All prior-period comparative segment information was recast to reflect the current reportable segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. The change in segment reporting did not impact the Company’s consolidated financial statements. On May 31, 2022, the Company divested of taskforce. The resulting change in segments will be reported in fiscal 2023 following the disposition. See Note 20 – Subsequent Events for further information.

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

Revenue Recognition

The Company generates substantially all of its revenues from providing professional consulting services to its clients. Revenues are recognized when control of the promised service is transferred to the Company’s clients, in an amount that reflects the consideration expected in exchange for the services rendered. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues for the vast majority of our contracts are recognized over time, based on hours worked by the Company’s professionals. The performance of the agreed-to service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most-likely-amount method, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.

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

The Company recognizes revenues primarily on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because it controls the services before they are transferred to the customers. The Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; c) is primarily responsible for fulfilling the promise to provide the service to the customer; and d) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $4.1 million, $3.2 million and $9.4 million for the years ended May 28, 2022, May 29, 2021 and May 30, 2020, respectively.

Commissions earned by the Company’ sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. The Company elected to apply the practical expedient to expense sales commissions as incurred as the expected amortization period is one year or less. Sales commissions are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended May 28, 2022, May 29, 2021, and May 30, 2020, sales commission expense was $6.8 million, $5.9 million, and $6.3 million, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. The Company invoices the majority of its clients on a weekly basis or, in certain circumstances, on a bi-weekly or monthly basis, and its typical arrangement of payment is due within 30 days. To a much lesser extent, in certain circumstances, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.3%, 0.3% and 0.4% of revenue for the years ended May 28, 2022, May 29, 2021 and May 30, 2020, respectively. Permanent placement fees were 0.6% of revenue for each of the years ended May 28, 2022, May 29, 2021 and May 30, 2020.

The Company’s contracts generally have termination-for-convenience provisions and do not have termination penalties. While clients are contractually obligated to pay the Company for all hours billed, the Company does not have long-term agreements with its clients for the provision of services and the Company’s clients may terminate engagements at any time. All costs of compensating the Company’s professionals for services provided are the responsibility of the Company and are included in direct cost of services.

Foreign Currency Translation

The financial statements of subsidiaries outside the United States (“U.S.”) are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, income and expense items are translated at average exchange rates prevailing during the period and the related translation adjustments are recorded as a component of comprehensive income or loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

The following table summarizes the calculation of net income per share for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 (amounts in thousands, except per share amounts):

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020

Net income	$67,175	$25,229	$28,285
Basic:
Weighted average shares	32,953	32,444	31,989
Diluted:
Weighted average shares	32,953	32,444	31,989
Potentially dilutive shares	603	108	238
Total dilutive shares	33,556	32,552	32,227
Net income per common share:
Basic	$2.04	$0.78	$0.88
Dilutive	$2.00	$0.78	$0.88
Anti-dilutive shares not included above	1,759	4,556	4,731

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

Restricted Cash

Restricted cash consists of cash and claims to cash that are restricted as to withdrawal or usage. This includes cash designated for specific use in an acquisition or dissolution. Restricted cash is carried at cost, approximates fair value, and is reflected in the Consolidated Balance Sheets within assets held for sale. See Note 4 – Assets and Liabilities Held for Sale for further information.

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

Level 3 – Unobservable inputs.

The following table shows the Company’s financial instruments that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (amounts in thousands):

	May 28, 2022			May 29, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$-	$-	$-	$-	$-	$7,129
Total liabilities	$-	$-	$-	$-	$-	$7,129

Contingent consideration liabilities presented in the table above is for estimated future contingent consideration cash payments related to the Company’s acquisitions. Total contingent consideration liabilities were zero and $7.1 million as of May 28, 2022 and May 29, 2021, respectively. The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liabilities are the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liabilities is remeasured on a quarterly basis by the Company using additional information as it becomes available, and any change in the fair value estimates are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. See Note 3 – Acquisitions and Dispositions for further information.

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

The following table summarizes the activity in the allowance for doubtful accounts (amounts in thousands):

	Beginning	Charged to	Currency Rate		(Write-offs)/	Ending
	Balance	Operations	Changes	Other (1)	Recoveries	Balance
Years Ended:
May 30, 2020	$2,520	$1,840	$(18)	$-	$(1,275)	$3,067
May 29, 2021	$3,067	$(55)	$4	$-	$(984)	$2,032
May 28, 2022	$2,032	$557	$(14)	$(39)	$(415)	$2,121

(1)Other includes foreign currency translation adjustments and the impact of reclassifying certain assets to assets held for sale. See Note 4 – Assets and Liabilities Held for Sale for further information.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale represent primarily cash, accounts receivable, goodwill, and other assets and liabilities that have met the criteria of “held for sale” accounting, as specified by ASC 360, Property, Plant, and Equipment. The effect of suspending amortization on noncurrent assets held for sale is immaterial to the results of operations.

The Company records assets and liabilities held for sale at the lower of carrying value or fair value less cost to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale.

As of May 28, 2022, the Company classified certain assets and liabilities as held for sale in connection with the sale of taskforce, which closed on May 31, 2022. Fair value was determined based on the estimated proceeds from the sale of the business utilizing the purchase price as defined in the Sale and Purchase Agreement. See Note 4 – Assets and Liabilities Held for Sale and Note 20 – Subsequent Events for further information.

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

Long-lived Assets

The Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test comprises two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company recorded an impairment against its right-of-use (“ROU”) assets and leasehold improvements of $0.8 million, $0.9 million and $0.6 million for the years ended May 28, 2022, May 29, 2021 and May 30, 2020, respectively, primarily associated with exiting certain real estate leases as part of its restructuring initiatives. The impairment charges are included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

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

The Company’s identifiable intangible assets include customer contracts and relationships, tradenames, backlog, consultant list, non-compete agreements and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from two to ten years.

See Note 5 — Intangible Assets and Goodwill for a further description of the Company’s goodwill and intangible assets, including information about the Company’s goodwill impairment assessment in connection with its change in segment reporting effective in the second quarter of fiscal 2021.

Leases

The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2028. At May 28, 2022, the Company had no finance leases. The Company’s operating leases are primarily for real estate, which include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants. The Company has not entered into any real estate lease arrangements where it occupies the entire building. As such, the Company does not have any separate land lease components embedded within any of its real estate leases.

The Company determines if an arrangement is a lease at the inception of the contract. Specifically, the Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the assets. The ROU assets represent the right to use the underlying assets for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s lease liability is recognized as of the lease commencement date at the present value of the lease payments over the lease term. The Company’s ROU asset is recognized as of the lease commencement date at the amount of the corresponding lease liability, adjusted for prepaid lease payments, lease incentives received, and initial direct costs incurred. The Company evaluates its ROU assets for impairment consistent with its policy for evaluating long-lived assets for impairment. See “Long-lived Assets” above. ROU assets are presented as operating ROU assets in the Company’s Consolidated Balance Sheets. Operating lease liabilities are presented as operating lease liabilities, current or operating lease liabilities, noncurrent in the Company’s Consolidated Balance Sheets based on their contractual due dates. Operating lease expense is recognized on a straight-line basis over the lease term, and is recognized in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

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

In some instances, the Company subleases excess office space to third-party tenants. The Company, as sublessor, continues to account for the head lease. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, this indicates that the ROU asset associated with the head lease should be assessed for impairment under the long-lived asset impairment provisions. Sublease income is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

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

See Note 7 — Leases for a further information on the Company’s leases.

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards, restricted stock units, employee stock options, performance stock units awarded under the Company’s 2020 Performance Incentive Plan (the “2020 Plan”) and the Company’s 2014 Performance Incentive Plan (the “2014 Plan”), stock units credited under the Directors Deferred Compensation Plan and employee stock purchases made via the Company’s 2019 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair value at the date of grant.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes valuation model for stock options, including options under the ESPP, and the closing price of the Company’s common stock on the date of grant for restricted stock awards, restricted stock units and performance stock units. The value of the portion of the award that is ultimately expected to vest is recognized on a straight-line basis as an expense over the requisite service periods. If the actual number of forfeitures, and in the case of performance stock units, the actual performance, differs from that estimated by management, additional adjustments to compensation expense may be required in future periods. Excess income tax benefits and deficiencies from stock-based compensation are recognized as a discrete item within the provision for income taxes on the Company’s Consolidated Statements of Operations. Stock options and restricted stock units typically vest over three to four years and restricted stock award vesting is determined on an individual grant basis under the 2014 Plan or the 2020 Plan. Performance stock units vest on the last day of the three-year performance period, based on the actual performance for the performance period.

See Note 15 — Stock-Based Compensation Plans for further information on the 2020 Plan and stock-based compensation.

Income Taxes

The Company recognizes deferred income taxes for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company also evaluates its uncertain tax positions and only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.

Share Repurchases and Retirement of Treasury Shares

Shares of common stock repurchased by the Company are held as treasury shares. The Company accounts for the retirement of treasury shares using the par-value method under which the cost of repurchased and retired treasury shares in excess of the par value is allocated between additional paid-in capital and retained earnings. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company uses the weighted-average cost flow assumption to identify and assign the original issue proceeds to the cost of the repurchased and retired treasury shares. The Company believes that this allocation method is preferable because it more accurately reflects its paid-in capital balances by allocating the cost of the repurchased and retired treasury shares to paid-in capital in proportion to paid-in capital associated with the original issuance of those shares.

See Note 12 — Stockholders’ Equity for further information on the retirement of treasury shares.

Recent Accounting Pronouncements

No recent accounting pronouncements or changes in accounting pronouncements have been issued or adopted in fiscal 2022 that are of material significance, or have potential material significance, to the Company.

3. Acquisitions and Dispositions

Acquisitions

The Company did not complete any acquisitions during the years ended May 28, 2022 and May 29, 2021. In fiscal 2020, the Company acquired two entities. The first acquisition, completed November 30, 2019, was Expertforce Interim Projects GmbH, LLC (“Expertence”), a leading provider of professional interim management services, based in Munich, Germany. The results of operations and the amount of the acquisition costs included in the Company’s Consolidated Statement of Operations related to the Expertence acquisition were not material to the Company’s consolidated results of operations for the year ended May 30, 2020. The second acquisition, completed on July 31, 2019, was the digital consulting firm Veracity Consulting Group, LLC (“Veracity”), which contributed $18.8 million to consolidated revenue and $4.1 million to income from operations during the year ended May 30, 2020. In addition, the Company recorded $1.3 million in expenses associated with an increase in the fair value of the Veracity contingent consideration liability, and incurred $0.6 million in acquisition costs, both of which were recorded in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended May 30, 2020.

Dispositions

As part of its restructuring effort in Europe which began in fiscal 2021, the Company initiated the wind-down and dissolution of certain entities. During fiscal 2022, the Company completed the dissolution of the following three foreign subsidiaries: RGP France SAS, RGP Denmark A/S, and RGP Italy SRL, as it continued to complete its exit from certain non-core markets in Europe. The Company recognized a total gain on dissolutions of $0.9 million during fiscal 2022. The net gain on the dissolutions of these subsidiaries was primarily related to the recognition of the accumulated translation adjustment associated with the foreign subsidiaries, which was included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended May 28, 2022. See Note 14 – Restructuring Activities for further information on the Company’s restructuring initiatives.

In fiscal 2020, the Company engaged in the sale of certain assets and liabilities in Sweden and discontinued operations in Belgium, Luxemburg and Norway. In connection with the exit activities in these markets, the Company recognized a loss on the sale of assets and liabilities in Sweden and $0.7 million of expenses primarily related to employee termination benefits. Such expenses were included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended May 30, 2020.

None of the markets sold or exited in fiscal 2022 and 2020 are considered strategic components of the Company’s operations.

4. Assets and Liabilities Held for Sale

On April 21, 2022, Resources Global Professionals (Germany) GmbH (“RGP Germany”), a subsidiary of the Company, entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with MoveVision – Management-, Beteiligungs- und Servicegesellschaft mbH and Blue Elephant – Management-, Beteiligungs- und Servicegesellschaft mbH (collectively, the “Purchasers”), owned by the original founder and a member of the senior leadership team of taskforce – Management on Demand GmbH (“taskforce”), respectively. The Sale and Purchase Agreement provided for a purchase price of approximately EUR 5.5 million (approximately $5.9 million), subject to final working capital adjustments on July 31, 2022. See Note 20 – Subsequent Events for further information on the Company’s sale of taskforce.

As of May 28, 2022, the Company determined the criteria of classifying the assets and liabilities of taskforce as held for sale was met, which requires us to present the related assets and liabilities as separate line items in our Consolidated Balance Sheet. In addition, such assets and liabilities should be presented at the lower of carrying value or fair value less any costs to sell. The Company concluded that the agreed-upon transaction price of the business approximates fair value, which exceeded the carrying value of the related assets and liabilities as of May 28, 2022. As such, the assets and liabilities related to the sale were recorded and presented at their carrying value.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our Consolidated Balance Sheets (amounts in thousands):

Assets & Liabilities Held for Sale	As of
taskforce - Management on Demand GmbH	May 28, 2022

Cash and cash equivalents	$245
Trade accounts receivable, net of allowance for doubtful accounts	4,044
Prepaid expenses and other current assets	262
Income taxes receivable	6
Goodwill	3,886
Intangible assets, net	1,060
Property and equipment, net	204
Operating right-of-use assets	177
Other assets	5
Total assets held for sale	$9,889

Accounts payable and accrued expenses	2,316
Accrued salaries and related obligations	325
Operating lease liabilities, current	91
Other liabilities	158
Intercompany balances with other entities	1,441
Operating lease liabilities, noncurrent	88
Total liabilities held for sale	$4,419

The above-referenced transaction did not qualify as discontinued operations because the sale of taskforce did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results. See Note 2 – Summary of Significant Accounting Policies and Note 20 – Subsequent Events for further information on the Company’s taskforce business.

5. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (amounts in thousands):

	As of May 28, 2022			As of May 29, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer contracts and relationships (3-8 years)	$22,000	$(10,889)	$11,111	$23,941	$(9,918)	$14,023
Tradenames (3-10 years)	3,070	(3,034)	36	5,164	(3,651)	1,513
Backlog (17 months)	1,210	(1,210)	-	1,210	(1,210)	-
Consultant list (3 years)	-	-	-	849	(849)	-
Non-compete agreements (3 years)	-	-	-	970	(970)	-
Computer software (2-3.5 years)	6,762	(2,149)	4,613	5,446	(742)	4,704
Total	$33,042	$(17,282)	$15,760	$37,580	$(17,340)	$20,240

The weighted-average useful lives of the customer contracts and relationships, tradenames, backlog, and computer software are approximately 7.6 years, 3.0 years, 1.4 years, and 3.3 years, respectively. The weighted-average useful life of all of the Company’s intangible assets is 5.7 years.

The Company recorded amortization expense of $4.9 million, $5.2 million, and $5.7 million for the years ended May 28, 2022, May 29, 2021 and May 30, 2020, respectively. The following table presents future estimated amortization expense based on existing intangible assets held for use (amounts in thousands):

2023	$4,783
2024	4,846
2025	3,635
2026	2,274
2027	222
Total	$15,760

As further described in Note 19 – Segment Information and Enterprise Reporting, the Company changed its segment reporting effective in the second quarter of fiscal 2021, and reallocated goodwill to the new reporting units on the relative fair value basis. Concurrent with the segment change, the Company completed a goodwill impairment assessment, and concluded that no goodwill impairment existed immediately before or after the change in segment reporting. The Company’s interim and annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended May 28, 2022, May 29, 2021 and May 30, 2020.

The following table summarizes the activity in the Company’s goodwill balance. Fiscal year 2020 information was recast to reflect the impact of the preceding segment change (amounts in thousands):

	RGP	Other Segments	Total Company
Balance as of May 30, 2020	$208,958	$5,109	$214,067
Impact of foreign currency exchange rate changes	430	2,261	2,691
Balance as of May 29, 2021	$209,388	$7,370	$216,758
Impact of foreign currency exchange rate changes	(2,558)	(529)	(3,087)
Impact of held for sale reclass (1)	-	(3,886)	(3,886)
Balance as of May 28, 2022	$206,830	$2,955	$209,785

(1)The 2022 decrease is due to taskforce’s goodwill being reclassified as held for sale as of May 28, 2022. See Note 4 – Assets and Liabilities Held for Sale.

6. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of	As of
	May 28, 2022	May 29, 2021
Building and land	$14,264	$14,244
Computers, equipment and software	15,259	16,540
Leasehold improvements	13,661	15,609
Furniture	8,181	9,157
Property and equipment, gross	$51,365	$55,550
Less: accumulated depreciation and amortization	(33,708)	(35,007)
Property and equipment, net	$17,657	$20,543

7. Leases

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (amounts in thousands):

	For the Years Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Operating lease cost	$8,766	$10,604	$12,308
Short-term lease cost	89	202	345
Variable lease cost	22	2,585	2,808
Sublease income (1)	(994)	(913)	(610)
Total lease cost	$7,883	$12,478	$14,851

(1)Sublease income does not include rental income received from owned property.

The weighted-average lease terms and discount rates for operating leases are presented in the following table:

	As of	As of
	May 28, 2022	May 29, 2021
Weighted average remaining lease term	3.3 years	3.7 years
Weighted average discount rate	3.81%	3.92%

Cash flow and other information related to operating leases is included in the following table (amounts in thousands):

	For the Years Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$11,187	$13,206	$13,311
Right-of-use assets obtained in exchange for new operating lease obligations	$1,748	$2,235	$3,452

Future maturities of operating lease liabilities at May 28, 2022 are presented in the following table (amounts in thousands):

Fiscal Years	Operating Lease Maturity
2023	$8,828
2024	6,822
2025	3,293
2026	1,893
2027	1,092
Thereafter	968
Total minimum payments	22,896
Less: interest	1,351
Present value of operating lease liabilities	$21,545

The Company leases approximately 13,000 square feet of the approximately 57,000 square feet of a company-owned building located in Irvine, California to independent third parties and has operating lease agreements for sublet space with independent third parties expiring through fiscal 2025. Rental income received for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 totaled $199,000, $162,000 and $210,000, respectively. Under the terms of these operating lease agreements, rental income from such third-party leases is expected to be $219,000, $219,000, and $77,000 in fiscal 2023 through 2025, respectively.

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

On November 12, 2021, the Company, and Resources Connection LLC, and all domestic subsidiaries of the Company, as guarantors entered into a credit agreement with the lenders’ party thereto and Bank of America, N.A. as administrative agent for the lenders (the “New Credit Agreement”), and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan (the “New Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the New Credit Agreement. The New Credit Facility matures on November 12, 2026. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and the Company’s domestic subsidiaries.

Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio, which resulted in an interest rate of 2.15% as of May 28, 2022. The Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending upon on the Company’s consolidated leverage ratio.

The New Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the New Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the New Credit Agreement as of May 28, 2022.

As of May 28, 2022, the Company has borrowed $54.0 million under the New Credit Facility, and borrowed $43.0 million as of May 29, 2021 under the Previous Credit Facility. In addition, the Company had $1.2 million of outstanding letters of credit issued under the New Credit Facility as of May 28, 2022 and $1.3 million of outstanding letters of credit issued under the Previous Credit Facility as of May 29, 2021. As of May 28, 2022, there was $119.8 million remaining capacity under the New Credit Facility.

9. Income Taxes

The following table represents the current and deferred income tax expense (benefit) for federal, state and foreign income taxes attributable to operations (amounts in thousands):

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020
Current:
Federal	$20,210	$(19,790)	$3,038
State	4,131	3,256	1,302
Foreign	2,464	1,769	1,686
	26,805	(14,765)	6,026
Deferred:
Federal	(5,838)	13,509	874
State	1,884	(1,341)	245
Foreign	(7,058)	52	(202)
	(11,012)	12,220	917
Income tax expense (benefit)	$15,793	$(2,545)	$6,943

Income before income tax expense (benefit) is as follows (amounts in thousands):

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020
Domestic	$68,416	$23,598	$36,148
Foreign	14,552	(914)	(920)
Income before income tax expense (benefit)	$82,968	$22,684	$35,228

The income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:)

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.7	9.0	3.6
Non-U.S. rate adjustments	0.7	3.1	0.9
Stock-based compensation	0.3	6.0	3.2
Valuation allowance	(6.5)	7.8	4.1
Global Intangible Low-Taxed Income, net of credits	0.3	-	0.9
Worthless stock deduction	(3.2)	-	(14.8)
Worthless debt deduction	-	-	(2.6)
FIN48	-	0.1	1.6
Permanent items	1.0	0.8	2.0
Deferred tax impact of foreign rate changes	(0.2)	(1.9)	(0.2)
Prior year true-ups	0.1	(3.8)	-
Prior year interest and penalty	-	3.1	-
Federal rate benefit on NOL carryback	(0.3)	(56.3)	-
Other, net	0.1	(0.1)	-
Effective tax rate	19.0%	(11.2)%	19.7%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates. The current year rate benefitted from the improvement in operating results in the international entities, enabling us to utilize the benefits from historical net operating losses in certain foreign jurisdictions by reversing a $4.9 million valuation allowance in a specific European entity in the third quarter. We also recognized a $2.6 million benefit from the dissolution of our France entity.

The components of the net deferred tax (liability) asset consist of the following (amounts in thousands):

	As of	As of
	May 28,	May 29,
	2022	2021 (1)
Deferred tax assets:
Allowance for doubtful accounts	$335	$268
Accrued compensation	5,113	4,567
Accrued expenses	1,513	2,947
Lease liability	5,482	8,025
Stock options and restricted stock	4,150	4,435
Foreign tax credit	557	557
Net operating losses	16,550	16,931
State taxes	254	210
Property and equipment	356	410
Gross deferred tax asset	34,310	38,350
Valuation allowance	(8,249)	(13,263)
Gross deferred tax asset, net of valuation allowance	26,061	25,087
Deferred tax liabilities:
ROU asset	(4,399)	(6,477)
Outside basis difference - Sweden investment	(259)	(259)
IRC Section 481(a) adjustment	(8,292)	(16,786)
Goodwill and intangibles	(19,273)	(18,256)
Net deferred tax liability	$(6,162)	$(16,691)

(1) Prior year amounts have been reclassified and presented separately for the impact from lease liability and ROU asset to be comparable with the current year presentation. There is no change in the resulting net deferred tax liability as reported in the prior year.

In March 2020, the CARES Act was enacted into law. The CARES Act made various tax law changes, including among other things (i) enacting technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (ii) allowing federal net operating losses (“NOLs”) incurred in calendar year 2018 to 2020 (the Company’s fiscal years 2019, 2020 and 2021) to be carried back to the five preceding taxable years. The NOL carryback is intended to generate tax benefits at higher tax rates in the carryback periods. As part of the Company’s tax planning strategies, management made certain changes related to the capitalization of fixed assets effective in fiscal 2021. The strategy allowed the Company to carry back the net operating losses of fiscal 2021 to fiscal years 2016 to 2018. The Company recognized a discrete tax benefit of $12.8 million in the fourth quarter of fiscal 2021, and subsequently an additional $0.2 million in the fourth quarter of fiscal 2022 after the fiscal year 2021 federal tax return was filed.

The Company had a net income tax receivable of $34.0 million as of May 28, 2022 and $36.1 million as of May 29, 2021, respectively. We expect to receive our tax refund in the first half of fiscal 2023.

The tax benefit associated with the exercise of nonqualified stock options and disqualifying dispositions by employees of shares acquired pursuant to incentive stock options or under the Company’s ESPP reduced income taxes payable by $2.0 million and $0.4 million for the years ended May 28, 2022 and May 29, 2021, respectively.

The Company has foreign net operating loss carryforwards of $64.3 million and foreign tax credit carryforwards of $0.6 million. The foreign tax credits will expire beginning in fiscal 2023. The following table summarizes the net operating loss expiration periods (amounts in thousands):

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:
2025	$42
2026	450
2027	699
2028-2031	669
Unlimited	62,407
Total	$64,267

The following table summarizes the activity in the Company’s valuation allowance accounts (amounts in thousands):

			Currency
	Beginning	Charged to	Rate	Ending
	Balance	Operations	Changes	Balance
Years Ended:
May 30, 2020	$13,190	$(1,919)	$(202)	$11,069
May 29, 2021	$11,069	$951	$1,243	$13,263
May 28, 2022	$13,263	$(3,152)	$(1,862)	$8,249

Realization of deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $27.3 million from the Company’s foreign subsidiaries as of May 28, 2022 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of the transition tax and federal dividends received deduction for foreign source earnings provided under the US Tax Cuts and Jobs Act of 2017.

The following table summarizes the activity related to the gross unrecognized tax benefits (amounts in thousands):

	For the Years Ended
	May 28,	May 29,
	2022	2021
Unrecognized tax benefits, beginning of year	$872	$848
Gross increases -tax positions in prior period	36	24
Gross increases-tax positions in current period	-	-
Unrecognized tax benefits, end of year	$908	$872

The Company’s total liability for unrecognized gross tax benefits was $908,000 and $872,000 as of May 28, 2022 and May 29, 2021, respectively, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities due to the closing of the statute of limitations.

The Company’s major income tax jurisdiction is the U.S., with federal statutes of limitations remaining open for fiscal 2019 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2018 and thereafter. Major foreign jurisdictions in Europe remain open for fiscal years ended 2017 and thereafter.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. During the fiscal years ended May 28, 2022 and May 29, 2021, the Company accrued for interest of $36,000 and $24,000, respectively, as a component of the liability for unrecognized tax benefits.

10. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (amounts in thousands):

	As of	As of
	May 28,	May 29,
	2022	2021
Accrued salaries and related obligations	$21,309	$13,231
Accrued bonuses	37,501	19,968
Accrued vacation	24,739	22,314
	$83,549	$55,513

11. Concentrations of Credit Risk

The Company currently maintains cash and cash equivalents in commercial paper or money market accounts.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the years ended May 28, 2022, May 29, 2021 and May 30, 2020. No single client accounted for more than 10% of trade accounts receivable as of May 28, 2022 and May 29, 2021.

12. Stockholders’ Equity

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The board of directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 28, 2022 and May 29, 2021.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 28, 2022 and May 29, 2021, there were 33,197,000 and 32,885,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

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

On December 8, 2021, the Company repurchased 1,155,236 shares of the Company’s common stock in a privately negotiated transaction with Dublin Acquisition, LLC (the “Seller”) pursuant to the terms of a Stock Purchase Agreement, dated December 3, 2021, entered into between the Company and the Seller (the “Stock Purchase Agreement”). The Stock Purchase Agreement provided that the purchase price per share was $17.01, equal to the lower of (i) the 10-day volume-weighted average price for the period ending on Friday December 3, 2021 or (ii) the closing price on December 3, 2021. The purchased shares had previously been issued to the Seller in connection with the Company’s acquisition of Accretive Solutions, Inc. in November 2017. The shares of common stock were purchased by the Company pursuant to the Company’s July 2015 Program. The Company did not purchase any shares of its common stock during the year ended May 29, 2021. During the year ended May 30, 2020, the Company purchased on the open market approximately 0.3 million shares of its common stock at an average price of $15.70 per share for approximately $5.0 million. As of May 28, 2022, approximately $65.4 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On April 13, 2022, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on June 8, 2022 to holders of record as of May 11, 2022. As of May 28, 2022 and May 29, 2021, $4.6 million was accrued and recorded in other current liabilities in each of the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the board of directors.

Retirement of Treasury Shares

On November 8, 2021, the Company retired 31.7 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximately $520.7 million. In connection with the retirement, the Company reduced its common stock, additional paid-in capital, and retained earnings balances by $0.3 million, $157.6 million, and $362.7 million, respectively. Refer to Note 2 — Summary of Significant Accounting Policies for the Company’s accounting policy on the retirement of treasury shares.

13. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (e.g., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $42.6 million and $36.2 million as of May 28, 2022 and May 29, 2021, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in other liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.2 million and $4.6 million as of May 28, 2022 and May 29, 2021, respectively. The year over year decrease of $0.4 million was primarily related to a decrease in services credits earned by key clients. Revenues recognized during the year ended May 28, 2022 that were included in deferred revenues as of May 29, 2021 were $2.4 million. Revenues recognized during the year ended May 29, 2021 that were included in deferred revenues as of May 30, 2020 were $1.6 million.

14. Restructuring Activities

The Company initiated its global restructuring and business transformation plan in North America and Asia Pacific (the “North America and APAC Plan”) in March 2020 and in Europe (the “European Plan” and, together with the North America and APAC Plan, the “Restructuring Plans”) in September 2020. The Restructuring Plans consist of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high-growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high-growth core markets for greater impact. All of the employee termination and facility exit costs associated with the Company’s restructuring initiatives are within its RGP segment, and are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Unpaid employee termination benefits were included in accounts payable and other accrued expenses in the Company’s Consolidated Balance Sheets. See Note 2 – Summary of Significant Accounting Policies and Note 19 – Segment Information and Enterprise Reporting for further discussion about the Company’s segment reporting.

Restructuring costs for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 were as follows (amounts in thousands):

	For the Year Ended May 28, 2022			For the Year Ended May 29, 2021			For the Year Ended May 30, 2020
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs	$168	$(253)	$(85)	$1,024	$4,838	$5,862	$3,927	$-	$3,927
Real estate exit costs	884	(10)	874	1,052	666	1,718	1,055	-	1,055
Other costs	-	44	44	-	680	680	-	-	-
Total restructuring costs	$1,052	$(219)	$833	$2,076	$6,184	$8,260	$4,982	$-	$4,982

Employee termination costs during fiscal 2022 were insignificant as the Company has substantially completed the planned employee headcount reduction under the Restructuring Plans and recognized substantially all of the expected employee termination costs in connection with the reduction in workforce. Any future changes in estimates of total employee termination costs are expected to be immaterial.

Real estate exit costs for the year ended May 28, 2022 consisted of $0.3 million of noncash impairment of ROU assets and $0.6 million of loss on disposal of fixed assets and other related costs under the North America and APAC Plan. Real estate exit costs for the year ended May 29, 2021 consisted of $0.4 million in lease early termination costs, $0.4 million in loss on disposal of property and equipment, and $0.9 million of impairment of ROU assets. Other costs incurred under the European Plan for the year ended May 29, 2021 of $0.7 million were primarily related to legal and professional fees associated with the exit of certain non-core markets in Europe. Real estate exit costs for the year ended May 30, 2020 consisted of $0.6 million of impairment of ROU assets and $0.5 million in loss on disposal of property and equipment.

The following table summarizes the employee termination activity under both the North America and APAC Plan and the European Plan for the years ended May 29, 2021 and May 28, 2022 (amounts in thousands):

Liability balance at May 30, 2020	$1,874
Increase in liability (restructuring costs)	5,862
Reduction in liability (payments and others)	(6,473)
Liability balance at May 29, 2021	1,263
Increase in liability (restructuring costs)	(85)
Reduction in liability (payments and others)	(748)
Liability balance at May 28, 2022	$430

The Company expects the remaining liability of $0.4 million recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet as of May 28, 2022 to be paid prior to the end of December 2022.

15. Stock-Based Compensation Plans

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock units and stock option awards that typically vest in equal annual installments, and restricted stock awards vest based on an individual grant basis as described in the award agreement. Stock option grants typically terminate ten years from the date of grant. During fiscal 2022, the Company issued stock unit awards under the 2020 Plan that will vest upon the achievement of certain Company-wide performance targets at the end of a defined three-year performance period. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. As of May 28, 2022, there were 1,715,208 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $8.2 million, $6.6 million and $6.1 million for the years ended May 28, 2022, May 29, 2021 and May 30, 2020, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards, restricted stock units, performance stock units and stock units credited under the Directors Deferred Compensation Plan. The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of performance stock units earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.

Stock Options

The following table summarizes the stock option activity for the year ended May 28, 2022 (amounts in thousands, except weighted average exercise price):

	Number of	Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual Life	Intrinsic
	Option	Price	(in years)	Value
Awards outstanding at May 29, 2021	4,556	$15.78	5.71
Exercised	(834)	14.34
Forfeited	(102)	17.66
Expired	(270)	15.80
Awards outstanding at May 28, 2022	3,350	$16.08	4.98	$7,887
Exercisable at May 28, 2022	2,704	$15.67	4.52	$7,209
Vested and expected to vest at May 28, 2022 (1)	3,304	$16.06	4.95	$7,556

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 645,449 and 1,321,496 as of May 28, 2022 and May 29, 2021, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.18 as of May 27, 2022 (the last trading day of fiscal 2022), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 28, 2022, May 29, 2021 and May 30, 2020 was $15.1 million, $0.2 million and $1.2 million, respectively. The total estimated fair value of stock options that vested during the years ended May 28, 2022, May 29, 2021 and May 30, 2020 was $2.2 million, $3.2 million and $3.5 million, respectively.

As of May 28, 2022, there was $1.4 million of total unrecognized compensation cost related to unvested and outstanding employee stock options. That cost is expected to be recognized over a weighted-average period of 0.91 years.

Valuation and Expense Information for Stock Based Compensation Plans

There were no employee stock options granted during the years ended May 28, 2022 and May 29, 2021. The weighted average estimated fair value per share of employee stock options granted during the year ended May 30, 2020 was $3.88, using the Black-Scholes model with the following assumptions:

For the Year Ended
May 30, 2020
Expected volatility	30.9% - 32.9%
Risk-free interest rate	1.5% - 1.8%
Expected dividends	3.4% - 3.7%
Expected life	5.6 - 8.1 years

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the ESPP which superseded the 2014 Employee Stock Purchase Plan. The maximum number of shares of the Company’s common stock authorized for issuance under the ESPP is 1,825,000.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 462,000, 506,000 and 400,000 shares of common stock pursuant to the ESPP for the years ended May 28, 2022, May 29, 2021 and May 30, 2020, respectively. There were 672,000 shares of common stock available for issuance under the ESPP as of May 28, 2022.

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the year ended May 28, 2022 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	127	$13.12
Granted	97	18.28
Vested	(41)	13.36
Forfeited	-	-
Unvested as of May 28, 2022	183	$15.88
Expected to vest as of May 28, 2022	162	$15.83

As of May 28, 2022, there was $2.0 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.60 years. The weighted average estimated fair value per share of restricted stock awards granted during the years ended May 28, 2022, May 29, 2021 and May 30, 2020 was $18.28, $12.47 and $15.98, respectively.

Restricted Stock Units

In 2018, the Company adopted the amended and restated Directors Deferred Compensation Plan, which provides the non-employee members of the Company’s board of directors with the opportunity to defer certain cash compensation and equity awards earned or granted for their service in the form of stock units (“Stock Units”). The Stock Units are used solely as a device for determining the amount of cash eventually paid to the director. Each Stock Unit has the same value as one share of Resources Connection, Inc. common stock. Stock Units are not paid out until the director leaves the board of directors, at which time the cash value of the Stock Units is paid out in accordance with terms of the plan and the director’s election. Additional Stock Units are credited to reflect dividends paid on shares of Resources Connection, Inc. common stock. Stock Units credited to a director pursuant to an election to defer cash compensation (and any dividend equivalents credited thereon) are fully vested at all times. Stock Units credited to a director pursuant to an election to defer an equity award are subject to the vesting conditions applicable to the equity award, except that dividend equivalents credited to a director with respect to such Stock Units are vested at all times. These liability-classified awards are re-measured at each reporting date and on settlement using the closing price of the Company’s common stock on that date. Any change in fair value is recorded as stock-based compensation expense in the period. The Company recognizes stock-based compensation expense on these Stock Units using the straight-line method over the requisite service period.

The Company also grants restricted stock units to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested restricted stock units, including both equity- and liability-classified restricted stock units, for the year ended May 28, 2022 (amounts in thousands, except weighted average grant-date fair value):

	Equity-Classified Restricted Stock Units		Liability-Classified Stock Units		Total Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	513	$11.40	89	$14.58	602	$11.87
Granted	217	18.41	27	16.91	244	18.25
Vested	(125)	11.64	(50)	14.74	(175)	12.53
Forfeited	(26)	13.58	-	-	(26)	13.58
Unvested as of May 28, 2022	579	$14.03	66	$14.89	645	$14.12
Expected to vest as of May 28, 2022	519	$13.98	66	$14.89	585	$14.08

As of May 28, 2022, there was $5.8 million of total unrecognized compensation cost related to unvested restricted stock units (which are the restricted stock units granted under the 2020 Plan that settle in shares of the Company’s common stock). The cost is expected to be recognized over a weighted-average period of 1.87 years.

As of May 28, 2022, there was $0.8 million of total unrecognized compensation cost related to unvested liability-classified restricted stock units (which are the stock units credited under the Directors Deferred Compensation Plan that settle in cash). That cost is expected to be recognized over a weighted average period of 1.78 years.

The weighted average estimated fair value per share of restricted stock units granted during the years ended May 28, 2022, May 29, 2021 and May 30, 2020 was $18.25, $11.51 and $14.98, respectively.

Performance Stock Units

During the second quarter of fiscal 2022, the Company issued performance stock units to certain members of management and other select employees. The total number of shares that would vest under the performance stock units will be determined at the end of the three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA percentage targets over the performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares. The following table summarizes the activities for the unvested performance stock units for the year ended May 28, 2022 (amounts in thousands, except weighted average grant-date fair value):

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 29, 2021	-	$-
Granted (1)	203	18.41
Forfeited	(7)	18.44
Unvested as of May 28, 2022	196	$18.41
Expected to vest as of May 28, 2022	168	$18.42

(1) Shares granted during the year ended May 28, 2022 are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be 0-150% of the target based on the achievement of the specific company-wide performance targets.

As of May 28, 2022, there was $3.2 million of total unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized over a weighted-average period of 1.99 years.

16. Benefit Plan

The Company maintains the Resources Global Professionals 401(k) Savings Plan, a defined contribution plan (the “401(k) Plan”) which generally covers all employees in the U.S. who have completed 90 days of service and are age 21 or older. Participants may contribute up to 75% of their annual salary, up to the maximum amount allowed by applicable law. Pursuant to the terms of the 401(k) Plan, the Company may make discretionary matching contributions. The Company, at its sole discretion, determines the matching contribution made at each pay period. For the years ended May 28, 2022, May 29, 2021 and May 30, 2020, the Company contributed $8.1 million, $6.2 million and $6.5 million, respectively, to the 401(k) Plan as Company matching contributions.

17. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (amounts in thousands):

	For the Years Ended
	May 28,	May 29,	May 30,
	2022	2021	2020
Income taxes paid	$24,619	$18,034	$8,258
Interest paid	$1,047	$1,562	$2,191
Non-cash investing and financing activities:
Capitalized leasehold improvements paid directly by landlord	$7	$121	$137
Acquisition of Veracity:
Liability for contingent consideration	$-	$-	$7,570
Acquisition of Expertence:
Liability for contingent consideration	$-	$-	$328
Acquisition of Accretive:
Issuance of common stock	$-	$-	$1,141
Dividends declared, not paid	$4,647	$4,610	$4,512

18. Commitments and Contingencies

Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

19. Segment Information and Enterprise Reporting

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

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. Fiscal 2020 results were recast to reflect the impact of the preceding segment changes. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus stock-based compensation expense, restructuring costs, technology transformation costs, and plus or minus contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

	For the Years Ended
	May 28,	May 29,	May 30,
(Amounts in thousands)	2022	2021	2020

Revenue:
RGP	$764,350	$587,620	$662,475
Other Segments	40,668	41,896	40,878
Total revenue	$805,018	$629,516	$703,353

Adjusted EBITDA:
RGP	$134,187	$77,589	$87,836
Other Segments	3,527	3,580	2,601
Reconciling items (1)	(34,583)	(28,375)	(30,551)
Total Adjusted EBITDA (2)	$103,131	$52,794	$59,886

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for all periods presented:

	For the Years Ended
	May 28,	May 29,	May 30,
(Amounts in thousands)	2022	2021	2020

Net income	$67,175	$25,229	$28,285
Adjustments:
Amortization expense	4,908	5,228	5,745
Depreciation expense	3,575	3,897	5,019
Interest expense, net	1,064	1,600	2,061
Income tax expense (benefit)	15,793	(2,545)	6,943
Stock-based compensation expense	8,168	6,613	6,057
Restructuring costs	833	8,260	4,982
Contingent consideration adjustment	166	4,512	794
Technology transformation costs (1)	1,449	-	-
Adjusted EBITDA	$103,131	$52,794	$59,886

(1) Technology transformation costs in fiscal 2022 represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs primarily include software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

The table below represents the Company’s revenue and long-lived assets by geographic location (amounts in thousands):

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 28,	May 29,	May 30	May 28,	May 29,
	2022	2021	2020	2022	2021
United States	$663,980	$502,493	$568,725	$32,406	$40,988
International	141,038	127,023	134,628	2,792	4,210
Total	$805,018	$629,516	$703,353	$35,198	$45,198

(1) Long-lived assets are comprised of property and equipment and ROU assets.

20. Subsequent Events

Sale of taskforce

On April 21, 2022, RGP Germany entered into the Sale and Purchase Agreement for the sale of taskforce to Purchasers owned by the original founder and a member of the senior leadership team of taskforce. The Sale and Purchase Agreement provided for the sale of all of the shares of taskforce from RGP Germany to the Purchasers for a purchase price of approximately EUR 5.5 million (approximately $5.9 million), subject to final working capital adjustments on July 31, 2022, with 50% of the consideration to be paid in cash in connection with the closing and the remaining 50% payable on July 1, 2024 and bearing interest based on the Company’s average borrowing interest rate. On May 27, 2022, the Company received a purchase payment of EUR 2.5 million (approximately $2.7 million) in cash prior to the closing of the sale. The amount has been recorded as cash and cash equivalents with a corresponding increase in other liabilities in the Consolidated Balance Sheet as of May 28, 2022. The sale of taskforce was completed on May 31, 2022.

The Company considers the Purchasers of taskforce to be related parties as defined in ASC 850, Related Party Disclosures. See Note 2 – Summary of Significant Accounting Policies and Note 4 – Assets and Liabilities Held for Sale for further information on the Company’s taskforce business. The above-referenced transaction did not qualify as discontinued operations because the sale of taskforce did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

Repayment under the New Credit Facility

The Company elected to repay a total of $34.0 million under the New Credit Facility on June 16, 2022 and subsequently borrowed $15.0 million on July 22, 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 28, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2022.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 28, 2022.

The Company’s independent registered public accounting firm, RSM US LLP, which audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of May 28, 2022, as stated in their report which is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 28, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Resources Connection, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of May 28, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of May 28, 2022 and May 29, 2021 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows of the Company and our report dated July 28, 2022 expressed an unqualified opinion.

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

July 28, 2022

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

Reference is made to the information regarding directors appearing under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2022, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION—COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2022,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” “CEO PAY RATIO DISCLOSURE” and “DIRECTOR COMPENSATION,” in each case, in the Company’s proxy statement related to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2022, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2022, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 28, 2022:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Weighted Average		Under Equity
	to Be Issued Upon		Exercise Price of		Compensation Plans
	Exercise of		Outstanding		(Excluding Securities
	Outstanding Options,		Options,		Reflected in
	Warrants and Rights		Warrants and Rights		Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,125,443	(1)	$16.08	(2)	2,387,192	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	4,125,443		$16.08		2,387,192

(1) This amount consists of (i) 774,597 shares of our common stock subject to unvested restricted stock units and performance stock units granted under our 2020 Performance Incentive Plan (with performance stock units included assuming that 129% of the “target” level of performance was attained, which was the level achieved as of May 28, 2022), (ii) 2,789,950 shares subject to stock options granted under our 2014 Performance Incentive Plan, and (iii) 557,896 shares subject to stock options granted under our 2004 Performance Incentive Plan. This amount does not include 14,712 shares and 198,728 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan, respectively, and it does not include 141,064 shares of cash-settled Stock Units issued and outstanding under our Directors Deferred Compensation Plan.

(2) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards, restricted stock units and performance stock unit awards issued under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan and the cash-settled Stock Units issued under our Directors Deferred Compensation Plan.

(3) Consists of 671,984 shares available for issuance under our ESPP and 1,715,208 shares available for issuance under our 2020 Performance Incentive Plan. Shares available under the 2020 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, performance stock units, stock units, phantom stock and other forms of awards granted or denominated in our common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2022, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is RSM US LLP, Irvine CA, Auditor firm ID: 49.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2023” in the proxy statement related to the Company’s 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 28, 2022, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)  1.  Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 28, 2022 and May 29, 2021

Consolidated Statements of Operations for each of the three years in the period ended May 28, 2022

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 28, 2022

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 28, 2022

Consolidated Statements of Cash Flows for each of the three years in the period ended May 28, 2022

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules.

Schedule II-Valuation and Qualifying Accounts are included in Note 2 and Note 9 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
10.1

Sublease Agreement, dated January 21, 2010, between O’Melveny & Myers LLP and Resources Connection Inc. DBA Resources Global Professionals (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2010).

10.2

Credit Agreement, dated as of November 12, 2021, among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, Sitrick Group, LLC, Veracity Consulting Group, LLC, and taskforce – Management on Demand, LLC, as guarantors, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2021).

10.3

Security and Pledge Agreement, dated as of November 12, 2021, among Resources Connection, Inc., Resources Connection LLC, as borrowers, Resources Healthcare Solutions LLC, RGP Property LLC, Sitrick Group, LLC, Veracity Consulting Group, LLC, and taskforce – Management on Demand, LLC, as obligors, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2021).

10.5+	Resources Connection, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).
10.6+	Directors Deferred Compensation Plan(incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).
10.7+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2008).

10.8+

Employment Agreement dated February 3, 2020 between Jennifer Ryu and Resources Connection, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 4, 2020).

10.9+

Employment Agreement dated February 3, 2020 between Kate W. Duchene and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 4, 2020).

10.10+

Letter agreement to amend Employment Agreement, dated as of January 20, 2021, to the Employment Agreement, dated as of February 3, 2020, by and between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2021).

10.11+

Employment Agreement dated February 21, 2020 between Tim Brackney and Resources Connection, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 22, 2020).

10.12+

Retention Bonus Recovery Agreement dated February 21, 2020 between Tim Brackney and Resources Connection, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 22, 2020).

10.13+	Resources Connection, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on September 18, 2019).
10.14+	Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2020).
10.15+

2020 Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2020).

10.16+

2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.17+

2021 Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.18+

Non-Employee Director Restricted Stock Award Program and Form of Director Restricted Stock Agreement under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).

10.19+

2020 Form of Restricted Stock Award Terms and Conditions under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).

10.20+

2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.21+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014).
10.22+

Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.23+

Resources Connection, Inc. 2014 Performance Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.24+

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

Date: July 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KATE W. DUCHENE	President, Chief Executive Officer and Director	July 28, 2022
Kate W. Duchene	(Principal Executive Officer)

/S/ JENNIFER RYU	Chief Financial Officer and Executive Vice President	July 28, 2022
Jennifer Ryu	(Principal Financial Officer and Principal Accounting Officer)

/S/ ANTHONY CHERBAK	Director	July 28, 2022
Anthony Cherbak

/S/ NEIL DIMICK	Director	July 28, 2022
Neil Dimick

/S/ ROBERT KISTINGER	Director	July 28, 2022
Robert Kistinger

/S/ DONALD B. MURRAY	Chairman of the Board	July 28, 2022
Donald B. Murray

/S/ LISA PIEROZZI	Director	July 28, 2022
Lisa Pierozzi

/S/ A. ROBERT PISANO	Director	July 28, 2022
A. Robert Pisano

/S/ JOLENE SYKES SARKIS	Director	July 28, 2022
Jolene Sykes Sarkis

/S/ MARCO VON MALTZAN	Director	July 28, 2022
Marco von Maltzan

/S/ DAVID P. WHITE	Director	July 28, 2022
David P. White