Form 10-Q
period 2022-08-27
RESOURCES CONNECTION, INC.
filed 2022-10-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 29, 2022, 33,750,861 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	August 27,	May 28,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,575	$104,224
Trade accounts receivable, net of allowance for doubtful accounts of $2,180 and $2,121 as of August 27, 2022 and May 28, 2022, respectively	157,210	153,154
Prepaid expenses and other current assets	5,710	6,123
Assets held for sale	-	9,889
Income taxes receivable	26,662	35,151
Total current assets	262,157	308,541
Goodwill	208,458	209,785
Intangible assets, net	14,622	15,760
Property and equipment, net	17,324	17,657
Operating lease right-of-use assets	19,154	17,541
Deferred income taxes	7,531	8,266
Other assets	4,775	3,923
Total assets	$534,021	$581,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$12,921	$13,630
Accrued salaries and related obligations	59,768	83,549
Operating lease liabilities, current	8,023	8,193
Liabilities held for sale	-	4,419
Other current liabilities	11,099	14,531
Total current liabilities	91,811	124,322
Long-term debt	20,000	54,000
Operating lease liabilities, non-current	14,740	13,352
Deferred income taxes	12,329	14,428
Other non-current liabilities	3,186	2,922
Total liabilities	142,066	209,024
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 34,906 and 34,352 shares issued, and 33,751 and 33,197 shares outstanding as of August 27, 2022 and May 28, 2022, respectively	349	344
Additional paid-in capital	366,648	355,502
Accumulated other comprehensive loss	(21,473)	(16,484)
Retained earnings	66,082	52,738
Treasury stock at cost, 1,155 shares as of both August 27, 2022 and May 28, 2022	(19,651)	(19,651)
Total stockholders’ equity	391,955	372,449
Total liabilities and stockholders’ equity	$534,021	$581,473

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	August 27,	August 28,
	2022	2021
Revenue	$204,062	$183,140
Direct cost of services	120,595	111,708
Gross profit	83,467	71,432
Selling, general and administrative expenses	56,187	51,392
Amortization expense	1,252	1,103
Depreciation expense	887	919
Income from operations	25,141	18,018
Interest expense, net	316	215
Other income	(307)	(306)
Income before income tax expense	25,132	18,109
Income tax expense	6,992	5,186
Net income	$18,140	$12,923

Net income per common share:
Basic	$0.55	$0.39
Diluted	$0.53	$0.39

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,277	32,894
Diluted	34,234	33,313

Cash dividends declared per common share	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	August 27,	August 28,
	2022	2021

Net income	$18,140	$12,923
Foreign currency translation adjustment, net of tax	(4,989)	(1,835)
Total comprehensive income	$13,151	$11,088

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended August 27, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	371	3	6,058	-	-	-	-	6,061
Stock-based compensation expense	-	-	2,171	-	-	-	-	2,171
Issuance of common stock purchased under Employee Stock Purchase Plan	183	2	2,841	-	-	-	-	2,843
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,720)	(4,720)
Dividend equivalents on restricted stock units	-	-	76	-	-	-	(76)	-
Currency translation adjustment	-	-	-	-	-	(4,989)	-	(4,989)
Net income for the three months ended August 27, 2022	-	-	-	-	-	-	18,140	18,140
Balances at August 27, 2022	34,906	$349	$366,648	1,155	$(19,651)	$(21,473)	$66,082	$391,955

	For the Three Months Ended August 28, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	80	1	1,114	-	-	-	-	1,115
Stock-based compensation expense	-	-	1,365	-	-	-	-	1,365
Issuance of common stock purchased under Employee Stock Purchase Plan	220	2	2,349	-	-	-	-	2,351
Issuance of restricted stock	-	-	-	(2)	-	-	-	-
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(11)	-	56	-	(25)	20
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,640)	(4,640)
Dividend equivalents on restricted stock units	-	-	61	-	-	-	(61)	-
Currency translation adjustment	-	-	-	-	-	(1,835)	-	(1,835)
Net income for the three months ended August 28, 2021	-	-	-	-	-	-	12,923	12,923
Balances at August 28, 2021	64,926	$649	$494,742	31,739	$(520,744)	$(9,228)	$375,426	$340,845

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 27,	August 28,
	2022	2021
Cash flows from operating activities:
Net income	$18,140	$12,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,139	2,022
Stock-based compensation expense	2,529	1,629
(Gain) loss on dispositions of subsidiaries	(238)	89
Adjustment to allowance for doubtful accounts	81	264
Deferred income taxes	(1,957)	(52)
Other, net	(385)	534
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(6,131)	(13,767)
Prepaid expenses and other current assets	367	469
Income taxes	7,693	537
Other assets	1,792	33
Accounts payable and other accrued expenses	(794)	2,420
Accrued salaries and related obligations	(24,757)	(5,970)
Other liabilities	(3,775)	(667)
Net cash (used in) provided by operating activities	(5,296)	464

Cash flows from investing activities:
Proceeds from sale of taskforce	2,984	-
Proceeds from sale of assets	-	15
Investments in property and equipment and internal-use software	(709)	(1,021)
Net cash provided by (used in) investing activities	2,275	(1,006)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,686	1,170
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,843	2,351
Payment of contingent consideration liabilities	-	(305)
Proceeds from Revolving Credit Facility	15,000	-
Repayments on Revolving Credit Facility	(49,000)	(10,000)
Payment of cash dividends	(4,647)	(4,603)
Net cash used in financing activities	(29,118)	(11,387)

Effect of exchange rate changes on cash and cash equivalents	490	(563)
Net decrease in cash and cash equivalents	(31,649)	(12,492)
Cash and cash equivalents at beginning of period	104,224	74,391
Cash and cash equivalents at end of period	$72,575	$61,899

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and its Business

Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP”). RGP is a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand, experienced and diverse talent. As a next-generation human capital partner for its clients, the Company specializes in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. The Company’s principal markets of operations are North America, Europe and Asia Pacific.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The first quarters of fiscal 2023 and 2022 each consisted of 13 weeks. The Company’s fiscal year 2023 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company as of and for the three months ended August 27, 2022 and August 28, 2021 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The fiscal 2022 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 28, 2022, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2022 Form 10-K”) filed with the SEC on July 28, 2022 (File No. 0-32113).

A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Fiscal Year 2022 Form 10-K.

Reporting Segments

On May 31, 2022, the Company divested taskforce – Management on Demand GmbH, and its wholly owned subsidiary skillforce – Executive Search GmbH, a German professional services firm operating under the taskforce brand (“taskforce”); see Note 4 – Dispositions for further information. Since the second quarter of fiscal 2021, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH (“RGP Germany”), an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

Effective May 31, 2022, the Company’s operating segments consist of the following:

•RGP – a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand, experienced and diverse talent; and

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

Each of these segments reports through a separate management team to the Company’s Chief Executive Officer, who is designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. RGP is the Company’s only operating segment that meets the quantitative threshold of a reportable segment. Sitrick does not individually meet the quantitative threshold to qualify as a reportable segment. Therefore, Sitrick is disclosed in Other Segments. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.

Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as the Company did not have a change in internal organization or the financial information that the CODM uses to assess performance and allocate resources. See Note 14 – Segment Information and Enterprise Reporting for further information.

Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is based upon the weighted-average number of common shares and common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

The following table summarizes the calculation of net income per common share for the three months ended August 27, 2022 and August 28, 2021 (in thousands, except per share amounts):

	Three Months Ended
	August 27,	August 28,
	2022	2021

Net income	$18,140	$12,923
Basic:
Weighted-average shares	33,277	32,894
Diluted:
Weighted-average shares	33,277	32,894
Potentially dilutive shares	957	419
Total diluted shares	34,234	33,313
Net income per common share:
Basic	$0.55	$0.39
Diluted	$0.53	$0.39
Anti-dilutive shares not included above	-	3,004

Financial Instruments

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset in an orderly transaction between market participants at the measurement date (exit price).

The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and other accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale represent primarily cash, accounts receivable, goodwill and other assets and liabilities that met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification 360, Property, Plant, and Equipment. The effect of suspending amortization on noncurrent assets held for sale was immaterial to the Company’s results of operations.

The Company records assets and liabilities held for sale at the lower of carrying value or fair value less cost to sell. Fair value was based on the estimated proceeds from the sale of the business utilizing the purchase price as defined in the agreement. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale.

As of May 28, 2022, the Company classified certain assets and liabilities as held for sale in connection with the sale of taskforce, which closed on May 31, 2022. See Note 4 – Dispositions for further information.

Recent Accounting Pronouncements

No recent accounting pronouncements or changes in accounting pronouncements have been issued or adopted that are of material significance, or have potential material significance, to the Company’s financial statements since those discussed in the Company’s Fiscal Year 2022 Form 10-K.

3. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $44.0 million and $42.6 million as of August 27, 2022 and May 28, 2022, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.1 million and $4.2 million as of August 27, 2022 and May 28, 2022, respectively. Revenue recognized during the three months ended August 27, 2022 that was included in deferred revenue as of May 28, 2022 was $0.7 million.

4. Dispositions

Sale of taskforce

On April 21, 2022, RGP Germany entered into a Sale and Purchase Agreement (the “SPA”) to sell its business in taskforce to MoveVision – Management-, Beteiligungs- und Servicegesellschaft mbH and Blue Elephant – Management-, Beteiligungs- und Servicegesellschaft mbH (collectively, the “Purchasers”), owned by the original founder and a member of the senior leadership team of taskforce, respectively. The SPA provided for the sale of all of the shares of taskforce from RGP Germany to the Purchasers for a purchase price of approximately EUR 5.5 million, subject to final working capital adjustments, with 50% of the consideration to be paid in cash in connection with the closing and the remaining 50% payable on July 1, 2024 and bearing interest based on the Company’s average borrowing interest rate plus 285 basis points, compounded annually.

On May 31, 2022, the Company completed the sale of taskforce. Upon conclusion of the Final Completion Accounts and Calculation (as defined in the Sale and Purchase Agreement), the final purchase price was determined to be EUR 5.5 million (approximately $6.0 million), of which EUR 2.8 million (approximately $3.0 million) was received in cash and EUR 2.8 million (approximately $3.0 million) shall become due in July 2024 in accordance with the SPA. Such receivable is presented in other assets in the Consolidated Balance Sheets.

The Company recognized a $0.2 million gain on the sale in the three months ended August 27, 2022, which was recorded in other income in the Company’s Consolidated Statements of Operations.

As of May 28, 2022, assets and liabilities of taskforce were classified as held for sale in the Company’s Consolidated Balance Sheets. Such assets and liabilities were presented at the lower of carrying value or fair value less any costs to sell. The Company concluded that the agreed-upon transaction price of the business approximated fair value, which exceeded the carrying value of the related assets and liabilities as of May 28, 2022. As such, the assets and liabilities related to the sale were recorded and presented at their carrying value.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheets as of May 28, 2022 (in thousands):

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

The Company accrued approximately $0.1 million in disposal costs related to the sale of taskforce in the Consolidated Balance Sheets as of May 28, 2022 and recorded an immaterial amount of disposal costs during the three months ended August 27, 2022. The disposition of taskforce did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

Other Dispositions

As part of its restructuring effort in Europe which began in fiscal 2021, the Company initiated the wind-down and dissolution of certain entities. During the first quarter of fiscal 2022, the Company completed the dissolution of the following two foreign subsidiaries: Resources Global Professionals (Denmark) AS and Resources Global Professionals (Italy) SRL, as it continued to complete its exit from certain non-core markets in Europe. The Company recognized a total loss on dissolution of $0.1 million during the three months ended August 28, 2021. The net loss on dissolutions of these subsidiaries was primarily related to the recognition of the accumulated translation adjustment associated with these foreign subsidiaries, which was included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. None of the markets sold or exited in the first quarter of fiscal 2022 represented a strategic shift of the Company’s operations.

5. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total
Balance as of May 28, 2022	$206,830	$2,955	$209,785
Impact of foreign currency exchange rate changes	(1,327)	-	(1,327)
Balance as of August 27, 2022	$205,503	$2,955	$208,458

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of August 27, 2022			As of May 28, 2022
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contracts and relationships	3 - 8 years	$22,000	$(11,617)	$10,383	$22,000	$(10,889)	$11,111
Tradenames	3 - 10 years	3,070	(3,070)	-	3,070	(3,034)	36
Backlog	17 months	1,210	(1,210)	-	1,210	(1,210)	-
Computer software	2 - 3.5 years	6,875	(2,636)	4,239	6,762	(2,149)	4,613
Total		$33,155	$(18,533)	$14,622	$33,042	$(17,282)	$15,760

The Company recorded amortization expense of $1.3 million and $1.1 million for the three months ended August 27, 2022 and August 28, 2021, respectively.

The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

Fiscal Years:

2023 (remaining nine months)	$3,713
2024	4,866
2025	3,659
2026	2,164
2027	220
Total	$14,622

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

6. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases through 2030. In addition, the Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet of the building to independent third parties pursuant to operating lease agreements with terms through fiscal 2025.

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended
	August 27, 2022	August 28, 2021
Operating lease cost (1)	$1,529	$2,257
Short-term lease cost	25	76
Variable lease cost	246	544
Sublease income (2)	(148)	(245)
Total lease cost	$1,652	$2,632

(1) Operating lease cost for the three months ended August 27, 2022 includes a $0.4 million reduction resulting from a one-time settlement of a lease liability involving an office space.

(2) Sublease income does not include rental income received from owned property, which is not material.

The weighted-average lease term and weighted-average discount rate for operating leases as of August 27, 2022 and May 28, 2022 are presented in the following table:

	As of	As of
	August 27, 2022	May 28, 2022
Weighted-average remaining lease term	3.8 years	3.3 years
Weighted-average discount rate	3.92%	3.81%

Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended
	August 27, 2022	August 28, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,473	$2,912
Right-of-use assets obtained in exchange for new operating lease obligations	$3,601	$468

Future maturities of operating lease liabilities as of August 27, 2022 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2023 (remaining nine months)	$6,656
2024	7,441
2025	3,911
2026	2,470
2027	1,662
Thereafter	2,376
Total future lease payments	$24,516
Less: interest	(1,753)
Present value of operating lease liabilities	$22,763

7. Long-Term Debt

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

On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a new credit agreement with the lenders’ party thereto and Bank of America, N.A. as administrative agent for the lenders (the “New Credit Agreement”), and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan (the “New Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the New Credit Agreement. The New Credit Facility matures on November 12, 2026. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio, which resulted in an interest rate of 3.68% and 2.15% as of August 27, 2022 and May 28, 2022, respectively. The Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending upon on the Company’s consolidated leverage ratio.

The New Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the New Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the New Credit Agreement as of August 27, 2022.

As of August 27, 2022 and May 28, 2022, the Company has borrowed $20.0 million and $54.0 million, respectively, under the New Credit Facility. In addition, the Company had $1.2 million of outstanding letters of credit issued under the New Credit Facility as of both August 27, 2022 and May 28, 2022. As of August 27, 2022, there was $153.8 million remaining capacity under the New Credit Facility.

8. Income Taxes

For the three months ended August 27, 2022 and August 28, 2021, the Company’s income tax expense was $7.0 million, an effective tax rate of 27.8%, and $5.2 million, an effective tax rate of 28.6%, respectively. The change in effective tax rate resulted from higher pre-tax income in the first quarter of fiscal 2023 while maintaining similar levels of permanent book to tax differences compared to the prior year quarter.

The Company operates in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions, and fluctuations in the consolidated effective tax rate year over year, are due to the changes in the mix of operating income and losses amongst the various jurisdictions in which the Company operates. Given the current earnings and anticipated future earnings of some of the Company’s foreign locations, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that the valuation allowance on the deferred tax assets of certain foreign entities will no longer be needed. Releasing the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

The Company recognized a tax benefit of approximately $0.6 million and $0.3 million associated with the exercise of nonqualified stock options, vesting of restricted stock awards, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”) during the three months ended August 27, 2022 and August 28, 2021, respectively.

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $0.9 million as of both August 27, 2022 and May 28, 2022, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as the Company does not anticipate any cash payments within 12 months to settle the liability.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company’s consolidated financial statements.

9. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors has previously approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 27, 2022 and August 28, 2021, the Company made no repurchases of its common stock. As of August 27, 2022, approximately $65.4 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On July 27, 2022, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on September 21, 2022 to stockholders of record at the close of business on August 24, 2022. As of August 27, 2022 and May 28, 2022, $4.7 million and $4.6 million were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the New Credit Facility and other agreements, and other factors deemed relevant by the board of directors.

10. Restructuring Activities

During calendar year 2020, the Company initiated a global restructuring and business transformation plan in North America, Asia Pacific and Europe (the “Restructuring Plans”). The Restructuring Plans consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high-growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high-growth core markets for greater impact. The Company incurred employee termination and facility exit costs associated with the Company’s restructuring initiatives within its RGP segment, and were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The Restructuring Plans were substantially completed in fiscal 2021. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities were ($0.4) million and $0.2 million for the three months ended August 27, 2022 and August 28, 2021, respectively. Restructuring liability was zero and $0.4 million on August 27, 2022 and May 28, 2022, respectively.

11. Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flows is as follows (in thousands):

	Three Months Ended
	August 27, 2022	August 28, 2021
Income taxes paid	$1,041	$4,707
Interest paid	$309	$224
Non-cash investing and financing activities:
Increase in long-term receivable in connection with the sale of taskforce	$2,984	$-
Dividends declared, not paid	$4,720	$4,640

12. Stock-Based Compensation Plans

General

The Company’s stockholders approved the Resources Connection, Inc. 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the Resources Connection, Inc. 2014 Performance Incentive Plan (the “2014 Plan”). Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (2) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested.

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. The performance period for the performance stock unit awards is three years. As of August 27, 2022, there were 1,753,538 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $2.5 million and $1.6 million for the three months ended August 27, 2022 and August 28, 2021, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of approximately $0.7 million and $0.3 million associated with such stock-based compensation expense during the three months ended August 27, 2022 and August 28, 2021, respectively. The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of performance stock units earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.

Stock Options

The following table summarizes the stock option activity for the three months ended August 27, 2022 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Outstanding at May 28, 2022	3,350	$16.08
Exercised	(371)	16.35
Forfeited	(24)	17.38
Expired	(10)	16.70
Outstanding at August 27, 2022	2,945	$16.04
Exercisable at August 27, 2022	2,323	$15.56
Vested and expected to vest at August 27, 2022 (1)	2,918	$16.03

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 621,824 as of August 27, 2022.

As of August 27, 2022, there was $0.9 million of total unrecognized compensation cost related to unvested and outstanding employee stock options. The cost is expected to be recognized over a weighted-average period of 0.92 years.

Employee Stock Purchase Plan

On October 15, 2019, the Company’s stockholders approved the current ESPP. The maximum number of shares of the Company’s common stock authorized for issuance under the ESPP is 1,825,000.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 183,000 and 220,000 shares of common stock pursuant to the ESPP during the three months ended August 27, 2022 and August 28, 2021, respectively. There were 489,417 shares of common stock available for issuance under the ESPP as of August 27, 2022.

Restricted Stock Awards (“RSAs”)

The following table summarizes the activities for the unvested RSAs for the three months ended August 27, 2022 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	183	$15.88
Granted	-	-
Vested	(1)	15.49
Forfeited	-	-
Unvested as of August 27, 2022	182	$15.88
Expected to vest as of August 27, 2022	165	$15.83

As of August 27, 2022, there was $1.8 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.51 years.

Restricted Stock Units (“RSUs”)

The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the three months ended August 27, 2022 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	579	$14.03	66	$14.89	645	$14.12
Granted	-	-	1	19.27	1	19.27
Vested	-	-	(2)	18.59	(2)	18.59
Forfeited	(6)	12.84	-	-	(6)	12.84
Unvested as of August 27, 2022	573	$14.05	65	$15.21	638	$14.17
Expected to vest as of August 27, 2022	523	$14.00	65	$15.21	588	$14.13

As of August 27, 2022, there was $5.2 million of total unrecognized compensation cost related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.77 years.

As of August 27, 2022, there was $0.7 million of total unrecognized compensation cost related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.69 years.

Performance Stock Units (“PSUs”)

During the second quarter of fiscal 2022, the Company issued PSUs to certain members of management and other select employees. The total number of shares that would vest under the PSUs will be determined at the end of the three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA (as defined below in Note 14 – Segment Information and Enterprise Reporting) percentage targets over the performance period.

The following table summarizes the activities for the unvested PSUs for the three months ended August 27, 2022 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	196	$18.41
Granted	-	-
Vested	-	-
Forfeited	(2)	18.44
Unvested as of August 27, 2022	194	$18.41
Expected to vest as of August 27, 2022	172	$18.41

(1) Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.

As of August 27, 2022, there was $3.0 million of total unrecognized compensation cost related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 1.74 years.

13. Commitments and Contingencies

Legal Proceedings

The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, none of such matters, if disposed of unfavorably, would have a material adverse effect on the Company’s financial position, cash flows or results of operations.

14. Segment Information and Enterprise Reporting

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. Upon completing the sale of the taskforce operating segment, effective May 31, 2022, the Company’s operating segments consist of RGP and Sitrick. Prior-period comparative segment information was not restated. See Note 2 – Summary of Significant Accounting Policies for further discussion about the Company’s operating and reportable segments.

Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus or minus stock-based compensation expense, technology transformation costs, restructuring costs, and contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended
	August 27,	August 28,
	2022	2021
Revenue:
RGP	$200,995	$172,933
Other Segments (1)	3,067	10,207
Total revenue	$204,062	$183,140

Adjusted EBITDA:
RGP	$38,347	$29,002
Other Segments (1)	316	1,006
Reconciling items (2)	(7,953)	(7,656)
Total Adjusted EBITDA (3)	$30,710	$22,352

(1) Amounts reported in Other Segments for the three months ended August 27, 2022 include Sitrick and an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the three months ended August 28, 2021 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for both periods presented (in thousands):

	Three Months Ended
	August 27,	August 28,
	2022	2021
Net income	$18,140	$12,923
Adjustments:
Amortization expense	1,252	1,103
Depreciation expense	887	919
Interest expense, net	316	215
Income tax expense	6,992	5,186
EBITDA	27,587	20,346
Stock-based compensation expense	2,529	1,629
Technology transformation costs (1)	991	-
Restructuring costs	(397)	156
Contingent consideration adjustment	-	221
Adjusted EBITDA	$30,710	$22,352

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three months ended August 27, 2022 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 28, 2022 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.

These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions (including recessionary pressures, decreases in consumer spending power or confidence and significant uncertainty in the global economy and capital markets resulting from rising inflation, volatility in energy and commodity prices, the impact of the Russia-Ukraine war and related supply chain issues), risks arising from epidemic diseases or pandemics, changes in the use of outsourced professional services consultants, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts may not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities including due to social, political, regulatory, legal and economic risks in the countries and regions in which we operate, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 28, 2022 and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

A disruptor within the professional services industry since our founding in 1996, today the Company enjoys a highly favorable macro environment that embraces its differentiated agile delivery model. The trends in today’s marketplace favor the flexibility and agility that RGP provides as businesses confront transformation pressures and speed-to-market challenges. While these forces were already at play in 2019, the COVID-19 pandemic (the “Pandemic”) has served to significantly transform the modern workplace in ways that offer us a clear competitive advantage. As talent preferences have shifted dramatically in the direction of flexibility, choice and control, employers struggling to compete in today’s environment must rethink the way work gets done and consider implementing new, more agile workforce strategies.

We expect to continue to evolve our client engagement and talent delivery model to take advantage of these dramatic and important shifts in the direction of flexibility, control and choice. Our unique approach to workforce strategy strongly positions us to help our clients transform their businesses and workplaces, especially at a time when high-quality talent is increasingly scarce and the usage of a flexible workforce to execute transformational projects has become the dominant operating model. We believe that we are continuing to lay a solid foundation for the future.

Based in Irvine, California, with offices worldwide, our agile human capital model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our agile professional services model allows us to quickly align the right resources for the work at hand with speed and efficiency in ways that bring value to both our clients and talent. See Part 1, Item 1 “Business” of our Fiscal Year 2022 Form 10-K for further discussions about our business and operations.

Fiscal 2023 Strategic Focus Areas

Our enterprise growth drivers and strategic focus areas in fiscal 2023 include:

•Transform digitally;

•Amplify brand voice and optimize solution offerings;

•Deepen client centricity;

•Enhance pricing; and

•Pursue targeted mergers and acquisitions.

Transform digitally – Our first objective is to improve operational efficiency, scale business growth, transform stakeholder experience and create long-term sustainability and stockholder value through digital means.

We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGPTM (“HUGO”), our digital engagement platform, allows such an experience for clients and talent in the professional staffing space to connect, engage and even transact directly. We piloted the platform in limited markets in October 2021 and continued to enhance its functionality with further artificial intelligence and machine learning. We also have been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the United States (“U.S.”) such as California and Texas in fiscal 2023. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current interim business, which we believe will not only drive top-line growth but also enhance profitability.

In fiscal 2022, we launched a multi-year project to modernize and elevate our technology infrastructure globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. We believe our investment in these technology transformation initiatives will accelerate our efficiency and data-led decision-making capabilities, optimize process flow and automation, improve consultant recruitment and retention, drive business growth with operational agility, scale our operations and further support our growth, goals and vision.

As our clients continue to accelerate their digital and workforce paradigm transformations, the need for automation and self-service has been an increasing trend, especially in light of the Pandemic. We will continue to focus on expanding our digital consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities.

Amplify brand voice and optimize solution offerings – Our second focus area for this fiscal year is to bring clarity and attention to our brand positioning to own the opportunity around project execution. RGP has always focused our business on project execution, which is a distinct space on the continuum between strategy consulting and interim deployment. Our business model of utilizing experienced talent to flatten the traditional consulting delivery pyramid is highly sought after in today’s market. Most clients are capable of formulating business strategy organically or with the help of a strategy firm; where they need help is in the ownership of executing the strategy.

In fiscal 2022, we introduced our new tagline ― Dare to Work Differently. TM ― to clarify our brand voice to align with hybrid workforce strategy and where our clients need us most: execution with subject matter expertise. We expect to further clarify and activate our new brand positioning in fiscal 2023. Our co-delivery ethos is focused around partnering with clients on project execution. Our brand marketing will continue to emphasize and accentuate our unique qualifications in this arena. We believe clear articulation and successful marketing of our distinctive market position is key to attracting and retaining both clients and talent, enabling us to drive continued growth.

Key focus areas supporting this initiative include: refining and finalizing our proposed solution architecture that clearly defines RGP’s core service offerings and streamlines the sales process; validating the proposed messaging and architecture via roundtables with internal and external stakeholders; and launching the new brand positioning and messaging through dynamic assets such as advertising campaigns, videos and events.

Deepen client centricity – The third area of focus for fiscal 2023 is to continue to deepen and broaden our trusted client relationships through expanded marquee account and key industry vertical programs to increase our focus on account penetration. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. We have and intend to continue to expand the Strategic Client Account and industry programs by adding clients and taking a more client-centric and borderless approach to serving these clients. We believe this focus enhances our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients.

In addition, we formed a new Emerging Accounts program, which consists of smaller clients where demand tends to be more episodic. Our newly formed dedicated account team will be able to serve this segment of clients with more focus and attention while nurturing and growing the depth of our relationship. Our services continue to emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. Client relationships and needs are addressed from a client-centric, not geographic, perspective so that our experienced management team and consultants understand our clients’ business issues and help them define their project needs to deliver an integrated, relationship-based approach to meeting the clients’ objectives. We believe that by continuing to deliver high-quality services and by furthering our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets.

Enhance pricing – Fourth, we plan to evolve and enhance our pricing strategy to ensure we adopt a value-based approach for our project execution services, which has become increasingly more relevant and in demand in the current macro environment. We believe there is ample opportunity to drive further growth in both our topline revenue and profitability through pricing.

As we deepen our client relationships and raise our clients’ perception of our ability to add value through our services, we anticipate further increasing bill rates for our services to appropriately capture the value of the talent and solutions delivered. Key focus areas include: creating more centralized pricing governance, strategy and approach; conducting a deep pricing analysis to identify and confront areas that need improvement; and instituting new pricing training for all sales, talent and go-to-market team members.

Pursue targeted mergers and acquisitions – Lastly, we will seek to accelerate growth through strategic mergers and acquisitions that drive additional scale or expand and complement our existing core capabilities. Following the successful acquisition and integration of Veracity Consulting Group, LLC (“Veracity”), which accelerated our digital capabilities and our ability to offer comprehensive digital innovation services, we will continue to pursue highly targeted acquisition opportunities to add scale to Veracity or augment and expand the breadth and depth of our digital transformation capabilities. In addition to digital, we are keenly interested in other consulting capabilities that would drive and foster growth opportunity for our core business.

Market Trends and Uncertainties

On a macro level, uncertain macroeconomic conditions (including rising inflation, volatility in energy and commodity prices, the impact of the Russia-Ukraine war, supply chain issues and labor shortages) as well as increases in interest rates and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We expect these conditions will continue in fiscal 2023 and beyond.  While we are not able to fully predict the potential impact, we are seeing more caution in spending within some pockets of our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in a decline in billable hours and a negative impact on our bill rates that would adversely affect our financial results and operating cash flows.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our Fiscal Year 2022 Form 10-K, and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our Fiscal Year 2022 Form 10-K.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures to assess our financial and operating performance that are not defined by or calculated in accordance with GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented.

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

•EBITDA is calculated as net income before amortization expense, depreciation expense, interest and income taxes.

•Adjusted EBITDA is calculated as EBITDA plus or minus stock-based compensation expense, technology transformation costs, restructuring costs, and contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

•Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.

Same-Day Constant Currency Revenue

Same-day constant currency revenue assists management in evaluating revenue trends on a more comparable and consistent basis. We believe this measure also provides more clarity to our investors in evaluating our core operating performance and facilitates a comparison of such performance from period to period. The following table presents a reconciliation of same-day constant currency revenue, a non-GAAP financial measure, to revenue as reported in the Consolidated Statements of Operations, the most directly comparable GAAP financial measure, by geography (in thousands, except number of business days).

	Three Months Ended
	August 27,	August 28,
Revenue by Geography	2022 (1)	2021 (1)
	(Unaudited)	(Unaudited)
North America
As reported (GAAP)	$179,549	$151,879
Currency impact	48
Business days impact	-
Same-day constant currency revenue	$179,597

Europe
As reported (GAAP)	$11,175	$18,865
Currency impact	1,573
Business days impact	63
Same-day constant currency revenue	$12,811

Asia Pacific
As reported (GAAP)	$13,338	$12,396
Currency impact	1,434
Business days impact	110
Same-day constant currency revenue	$14,882

Total Consolidated
As reported (GAAP)	$204,062	$183,140
Currency impact	3,055
Business days impact	173
Same-day constant currency revenue	$207,290

Number of Business Days
North America (2)	63	63
Europe (3)	64	65
Asia Pacific (3)	62	63

(1) Consolidated revenue and Europe revenue as reported under GAAP include taskforce revenue of $0.2 million and $6.2 million for the three months ended August 27, 2022 and August 28, 2021, respectively.

(2) This represents the number of business days in the U.S.

(3) The business days in international regions represented the weighted average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with a useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income and net income margin, the most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	August 27,	Percentage	August 28,	Percentage
	2022	of Revenue	2021	of Revenue
	(Unaudited)		(Unaudited)
Net income	$18,140	8.9%	$12,923	7.1%
Adjustments:
Amortization expense	1,252	0.6	1,103	0.6
Depreciation expense	887	0.4	919	0.5
Interest expense, net	316	0.2	215	0.1
Income tax expense	6,992	3.4	5,186	2.8
EBITDA	27,587	13.5	20,346	11.1
Stock-based compensation expense	2,529	1.2	1,629	0.9
Technology transformation costs (1)	991	0.5	-	-
Restructuring costs	(397)	(0.2)	156	0.1
Contingent consideration adjustment	-	-	221	0.1
Adjusted EBITDA	$30,710	15.0%	$22,352	12.2%

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

Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net income or other measures of financial performance or financial condition prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity. Further, a limitation of our non-GAAP financial measures is that they exclude items detailed above that have an impact on our GAAP reported results. Other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, these non-GAAP financial measures should not be considered a substitute but rather considered in addition to performance measures calculated in accordance with GAAP.

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for the three months ended August 27, 2022 and August 28, 2021, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended
	August 27,		August 28,
	2022		2021
	(Unaudited)		(Unaudited)
Revenue	$204,062	100.0%	$183,140	100.0%
Direct cost of services	120,595	59.1	111,708	61.0
Gross profit	83,467	40.9	71,432	39.0
Selling, general and administrative expenses	56,187	27.6	51,392	28.1
Amortization expense	1,252	0.6	1,103	0.6
Depreciation expense	887	0.4	919	0.5
Income from operations	25,141	12.3	18,018	9.8
Interest expense, net	316	0.2	215	0.1
Other income	(307)	(0.2)	(306)	(0.2)
Income before income tax expense	25,132	12.3	18,109	9.9
Income tax expense	6,992	3.4	5,186	2.8
Net income	$18,140	8.9%	$12,923	7.1%

Consolidated Operating Results – Three Months Ended August 27, 2022 Compared to Three Months Ended August 28, 2021

Revenue. Revenue increased $20.9 million, or 11.4%, to $204.1 million in the first quarter of fiscal 2023 from $183.1 million in the first quarter of fiscal 2022. On a same-day constant currency basis, revenue increased $24.2 million, or 13.2%. In addition to higher volume of billable hours, we improved billable rates. Billable hours increased 10.5% and the average bill rate improved 1.6% from the prior year quarter. We completed the sale of taskforce on May 31, 2022. Refer to Note 4 – Dispositions in the Notes to Consolidated Financial Statements for further information. Excluding revenue from taskforce ($0.2 million and $6.2 million of revenue contributed by taskforce during the first quarter of fiscal 2023 and 2022, respectively), revenue in the first quarter of fiscal 2023 increased by 15.2% over the prior year quarter, or 17.0% on a same-day constant currency basis. Billable hours and average bill rate in the first quarter of 2023, excluding taskforce, increased by 12.6% and 3.2%, respectively.

The following table represents our consolidated revenues by geography for the three months ended August 27, 2022 and August 28, 2021, respectively (in thousands, except percentages):

	Three Months Ended
	August 27, 2022		August 28, 2021
North America	$179,549	88.0%	$151,879	82.9%
Europe	11,175	5.5	18,865	10.3
Asia Pacific	13,338	6.5	12,396	6.8
Total	$204,062	100%	$183,140	100.0%

Revenue continued to grow in both North America and Asia Pacific during the first quarter of fiscal 2023 compared to the prior year quarter. Revenue in the European region was impacted by the divestiture of taskforce at the beginning of the first quarter of fiscal 2023 as well as reduced business levels due to significant summer vacations in the European region during the quarter. While there has been increasing uncertainty in the macro environment, overall demand in the first quarter continued to be healthy globally due to a shift in businesses adopting more workforce agility and a persistently tight labor market. Our ability to execute against market opportunities enabled us to attain broad-based topline revenue growth across most client segments, including strategic global accounts and regional accounts, in the majority of our markets and solution areas. Our Strategic Client Account program continued to be one of the key drivers of revenue acceleration, achieving 14.7% revenue growth in the first quarter of fiscal 2023 compared to the prior year quarter. Additionally, our focus on value-based pricing also drove year-over-year improvement in average bill rate, contributing to overall revenue growth.

North America experienced the most robust revenue growth of 18.2%, or 18.3% on a same-day constant currency basis, from the first quarter of fiscal 2022. While we see some pockets of apprehension, most clients continue to demand our services in areas such as Finance and Accounting and Digital, as they advance critical change initiatives, albeit at a more deliberate pace. The persistently tight labor market and low unemployment rate continued to drive growth in our on-demand staffing revenue, particularly in the U.S., as our clients looked to us to supply quality talent to fill their temporary workforce gaps. The continued shift towards workforce agility and the increased acceptance of co-delivery and remote delivery not only enhanced our value proposition to our clients, but also allowed for better and more efficient matching of supply and demand, enabling us to achieve sustained improvement in our operational efficiency.

Europe revenue decreased 40.8%, or 32.1% on a same-day constant currency basis, from the first quarter of fiscal 2022. Excluding the impact of the taskforce divestiture, revenue in Europe decreased 13.7%, or 1.1% on a same-day constant currency basis. The moderate decline in Europe’s revenue, after excluding the impact of the taskforce divestiture, was primarily the result of significant summer vacations in the European region during the quarter, reducing business levels.

Asia Pacific revenue improved 7.6%, or 20.1% on a same-day constant currency basis, compared to the first quarter of fiscal 2022. Similar to North America, revenue growth in Asia Pacific was across most markets, notably in India, Singapore and Philippines, driven primarily by strong demand from our global clients as they execute on large corporate change initiatives. In addition, China experienced a healthy growth rate of 5.4% (10.7% in constant currency) despite the continuation of COVID-19 lockdowns in certain regions.

Direct Cost of Services. Direct cost of services increased $8.9 million, or 8.0%, to $120.6 million for the first quarter of fiscal 2023 from $111.7 million for the first quarter of fiscal 2022. The increase in direct cost of services was primarily attributable to a 10.5% increase in billable hours, partially offset by a 3.2% decrease (1.6% in constant currency) in average pay rate in the first quarter of fiscal 2023 compared to the prior year quarter.

Direct cost of services as a percentage of revenue was 59.1% for the first quarter of fiscal 2023 compared to 61.0% for the first quarter of fiscal 2022. The decreased percentage compared to the prior year quarter was primarily attributable to an improvement of 230 basis points in the overall pay/bill ratio. This favorable impact was partially offset by the increase in employee-related benefits, primarily vacation and self-insured medical costs. We will seek to continue to drive improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of consultants on assignment at the end of the first quarter of fiscal 2023 was 3,386 compared to 3,165 at the end of the first quarter of fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $56.2 million, or 27.6% of revenue, for the first quarter of fiscal 2023 compared to $51.4 million, or 28.1% of revenue, for the first quarter of fiscal 2022. Compared to the first quarter of fiscal year 2022, SG&A as a percentage of revenue declined 50 basis points largely as a result of improved operating leverage. The $4.8 million increase in SG&A year-over-year reflected (1) higher management compensation and benefits of $2.4 million due to growth in the business as well as employee compensation adjustments to remain competitive in the current labor market, (2) an increase of $1.0 million in technology transformation costs incurred in the first quarter of fiscal 2023, (3) a $0.9 million increase in stock-based compensation expense as we continue to evolve our long term incentive program to drive better business performance, (4) a $0.7 million increase in other business and travel expenses as business travel increased in a post-Pandemic environment to promote more effective go-to-market and business development activities, (5) a $0.5 million increase in computer software and consulting costs, and (6) a $1.1 million increase in all other general and administration expenses to support the growth in the business. These incremental costs were partially offset by (1) a reduction in occupancy costs of $1.0 million from real estate footprint reduction, (2) a decrease of $0.6 million in restructuring costs as we finalized the adjustment to the previous estimate of restructuring liability, and (3) a $0.2 million adjustment related to the Veracity contingent consideration recorded in the prior year.

Management and administrative headcount was 887 at the end of the first quarter of fiscal 2023 and 875 at the end of the first quarter of fiscal 2022. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Restructuring Costs. We substantially completed our global restructuring and business transformation plan (the “Restructuring Plans”) in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities were ($0.4) million and $0.2 million for the three months ended August 27, 2022 and August 28, 2021, respectively. Restructuring liability was zero and $0.4 million on August 27, 2022 and May 28, 2022, respectively.

Amortization and Depreciation Expense. Amortization expense was $1.3 million in the first quarter of fiscal 2023 and $1.1 million in the first quarter of fiscal 2022. The increase in amortization expense is primarily due to the amortization of our internally developed digital engagement platform (HUGO) put in service in the second quarter of fiscal 2022. Depreciation expense was $0.9 million in both of the first quarters of fiscal 2023 and fiscal 2022.

Income Taxes. Income tax expense was $7.0 million (effective tax rate of 27.8%) for the first quarter of fiscal 2023 compared to $5.2 million (effective tax rate of 28.6%) for the first quarter of fiscal 2022. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The change in effective tax rate resulted from higher pre-tax income in the first quarter of fiscal 2023 while maintaining similar levels of permanent book to tax differences compared to the prior year quarter.

The Company recognized a tax benefit of approximately $0.6 million and $0.3 million associated with the exercise of nonqualified stock options, vesting of restricted stock awards, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”) during the three months ended August 27, 2022 and August 28, 2021, respectively.

Periodically, we review the components of both book and taxable income to prepare the tax provision. There can be no assurance that our effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of disqualifying dispositions of certain stock options.

Given the current earnings and anticipated future earnings of some of the Company’s foreign locations, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that the valuation allowance on the deferred tax assets of certain foreign entities will no longer be needed. Releasing the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A of our Fiscal Year 2022 Form 10-K and our other public filings made with the SEC. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

Operating Results of Segment

On May 31, 2022, the Company divested taskforce; refer to Note 2 – Summary of Significant Accounting Policies and Note 4 – Dispositions in the Notes to Consolidated Financial Statements for further information. Since the second quarter of fiscal 2021, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH, an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

Effective May 31, 2022, the Company’s operating segments consist of RGP and Sitrick beginning with the reporting period for the three months ended August 27, 2022.

•RGP – a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand, experienced and diverse talent; and

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

RGP is the Company’s only operating segment that meets the quantitative threshold of a reportable segment. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed in Other Segments. Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as we did not have a change in internal organization or the financial information our Chief Operating Decision Maker uses to assess performance and allocate resources.

The following table presents our current operating results by segment for the three months ended August 27, 2022 and August 28, 2021, respectively (in thousands, except percentages).

	Three Months Ended
	August 27,		August 28,
	2022		2021
Revenue:	(Unaudited)		(Unaudited)
RGP	$200,995	98.5%	$172,933	94.4%
Other Segments (1)	3,067	1.5	10,207	5.6
Total revenue	$204,062	100.0%	$183,140	100.0%

Adjusted EBITDA:
RGP	$38,347	124.9%	$29,002	129.8%
Other Segments (1)	316	1.0	1,006	4.5
Reconciling items (2)	(7,953)	(25.9)	(7,656)	(34.3)
Total Adjusted EBITDA (3)	$30,710	100.0%	$22,352	100.0%

(1) Amounts reported in Other Segments for the three months ended August 27, 2022 include Sitrick and an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the three months ended August 28, 2021 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue increased $28.1 million, or 16.2%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily as a result of a 12.8% increase in billable hours and a 3.3% increase in average bill rate from the prior year quarter, as discussed in the consolidated operating results discussion above. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of August 27, 2022 was 3,369 compared to 3,064 as of August 28, 2021.

Other Segments – Other Segments’ revenue for the first fiscal quarter of 2023 declined by $7.1 million to $3.1 million, compared to the first quarter of fiscal 2022. The revenue decline is primarily due to the $5.9 million decline in revenue as a result of the divestiture of taskforce on May 31, 2022 and a $1.2 million decline in Sitrick’s revenue for the first quarter of 2023 compared to the first quarter of fiscal 2022. Sitrick continued to be affected by the lingering impact of the Pandemic on the court system resulting in more settlements, hindering leads for revenue generation in the business.

The number of consultants on assignment under Other Segments as of August 27, 2022 was 17 compared to 101 as of August 28, 2021. The decrease was related to the divestiture of taskforce.

Adjusted EBITDA by Segment

RGP – RGP’s Adjusted EBITDA increased $9.3 million, or 32.2%, in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022. Compared to the prior year quarter, revenue increased $28.1 million, which was partially offset by the increase in the related cost of services of $13.6 million. Additionally, SG&A costs attributed to RGP increased $5.2 million in the first quarter of fiscal 2023 as compared to the first quarter fiscal 2022 primarily due to the increase in management compensation expense of $3.2 million as a result of growth in the business as well as employee compensation adjustments to remain competitive in the current labor market; an increase of $0.6 million in other business and travel expenses as business travel increased in a post-Pandemic environment to promote more effective go-to-market activities; a $0.5 million increase in recruiting expenses; a $0.5 million increase in computer software and consulting costs; and a $0.9 million increase in all other general and administration expenses to support the growth in the business; and partially offset by reductions in occupancy costs of $0.5 million from real estate footprint reduction. For fiscal 2022, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $2.1 million and stock-based compensation expense of $2.3 million.

The trend in revenue, cost of services and other costs and expenses at RGP compared to the prior year period is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.7 million, or 68.6%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The decline was primarily driven by the divestiture of taskforce at the beginning of the quarter and slow business recovery in Sitrick from the Pandemic. For the first quarter of fiscal 2022, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of less than $0.1 million and stock-based compensation expense of $0.2 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of August 27, 2022, we had $72.6 million of cash and cash equivalents, including $32.8 million held in international operations.

Prior to November 12, 2021, the Company had a $120.0 million secured revolving credit facility (the “Previous Credit Facility”) with Bank of America, pursuant to the terms of the Credit Agreement dated October 17, 2016 between the Company and Resources Connection LLC, as borrowers, and Bank of America, N.A. as lender (as amended, the “Previous Credit Agreement”). The Previous Credit Agreement was scheduled to mature on October 17, 2022.

On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a new credit agreement with the lenders’ party thereto and Bank of America, N.A. as administrative agent for the lenders (the “New Credit Agreement”), and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan (the “New Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the New Credit Agreement. The New Credit Facility matures on November 12, 2026. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

As of August 27, 2022, we had $20.0 million outstanding under the New Credit Facility. Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending upon on the Company’s consolidated leverage ratio.

The New Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the New Credit Facility is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2023 Strategic Focus Areas” above, requires significant investments over multiple years. During the first quarter of fiscal 2023, we continued to refine the deployment roadmap and the estimated amount of the investments required for this multi-year initiative, which was originally estimated to be in the range of $20.0 million to $25.0 million, through the completion of the system implementation. Depending on the final deployment roadmap, which impacts the length of implementation timeline and therefore the cost of implementation, the amount of investments could increase. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The exact amount and timing will depend on a number of variables, including progress made on the implementation. We expect the majority of the investment will take place in fiscal 2023 and fiscal 2024. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. Such effort will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will provide sufficient funds for these initiatives. As of August 27, 2022, we have non-cancellable purchase obligations totaling $11.6 million, which are payable as follows pursuant to the licensing arrangements that we have entered into in connection with this initiative: $2.2 million due during fiscal 2023; $2.1 million due during fiscal 2024; $2.0 million due during fiscal 2025; $2.1 million due during fiscal 2026; and $3.2 million due thereafter.

We have completed our restructuring initiatives globally and do not expect any future cash requirements for these restructuring initiatives. Other trends impacting our near-term liquidity include the deferral of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and certain tax planning strategies implemented in the fourth quarter of fiscal 2021. The CARES Act includes provisions, among others, allowing deferral of the employer portion of the social security payroll taxes and addressing the carryback of net operating losses (“NOLs”) for specific periods. We previously elected to defer the employer portion of social security payroll taxes through December 31, 2020 totaling $12.6 million. Subsequent to the deferral, we elected to make partial repayments of $8.6 million in calendar year 2021. We expect to pay the remaining $4.0 million of deferred payroll taxes in late calendar 2022. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018. We recognized a discrete tax benefit of $12.8 million in fiscal 2021 and filed for a federal tax refund in the amount of $34.8 million in April 2022. We expect to receive such refund prior to the end of calendar year 2022; however, there may be unanticipated processing delays that postpone the timeline of the receipt.

As described under Market Trends and Uncertainties, uncertain macroeconomic conditions and increases in interest rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which may adversely impact our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Other than as described herein, there have been no material changes to our material cash requirements, including commitments for capital expenditures, described under the heading “Liquidity and Capital Resources” in Item 7 of Part II of our Fiscal Year 2022 Form 10-K.

Operating Activities

Operating activities for the first quarter of fiscal 2023 used cash of $5.3 million compared to $0.5 million cash provided for the first quarter of fiscal 2022. In the first quarter of fiscal 2023, cash provided by operations resulted from net income of $18.1 million and non-cash adjustments of $2.2 million. Additionally, net unfavorable changes in operating assets and liabilities totaled $25.6 million, primarily consisting of a $24.8 million decrease in accrued salaries and related obligations, primarily due to the timing of our pay cycle and the payout of the annual incentive during the first quarter of fiscal 2023; a $6.1 million increase in trade accounts receivable; and $3.8 million decrease in other liabilities (which included a $2.7 million settlement of the previously recorded deposit liability at the completion of the sale of taskforce on May 31, 2022), partially offset by a $7.7 million decrease in prepaid income taxes due to the timing of estimated quarterly tax payments.

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

Investing Activities

Net cash provided in investing activities was $2.3 million for the first quarter of fiscal 2023 compared to the net cash used of $1.0 million for the first quarter in fiscal 2022. Net cash provided in investing activities in the first quarter of fiscal 2023 was primarily related to the cash proceeds from the divestiture of taskforce partially offset by the cost incurred for the development of internal-use software and acquisition of property and equipment. Net cash used in investing activities in the first quarter of fiscal 2022 was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $29.1 million in the first quarter of fiscal 2023 compared to $11.4 million in the first quarter of fiscal 2022. Net cash used in financing activities during the first quarter of fiscal 2023 consisted of net repayments on the New Credit Facility of $34.0 million (consisting of $49.0 million of repayments and $15.0 million of proceeds), cash dividend payments of $4.6 million, and was partially offset by $9.5 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities of $11.4 million for the first quarter of fiscal 2022 consisted of repayments on the Previous Credit Facility of $10.0 million, $4.6 million in cash dividends paid, the Expertence contingent consideration payment of $0.3 million, and was partially offset by $3.5 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the New Credit Facility that bear interest at a variable market rate.

As of August 27, 2022, we had approximately $72.6 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

As of August 27, 2022, we had $20.0 million of borrowings under our New Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate. See “Sources and Uses of Liquidity” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our New Credit Facility. At the current level of borrowing of $20.0 million as of August 27, 2022, a 10% change in interest rates would have resulted in less than a $0.1 million change in annual interest expense. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended August 27, 2022, approximately 14.0% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 54.8% of our balances of cash and cash equivalents as of August 27, 2022 were denominated in U.S. dollars. The remaining amount of approximately 45.2% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 27, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 27, 2022. There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the fiscal quarter ended August 27, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2022 Form 10-K, which was filed with the SEC on July 28, 2022. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2022 Form 10-K for a complete description of the material risks we face.

ITEM 6. EXHIBITS.

The following exhibits are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

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
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 6, 2022	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2022	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)