Form 10-Q
period 2022-11-26
RESOURCES CONNECTION, INC.
filed 2023-01-05
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2022

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

As of December 29, 2022, 33,634,277 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	November 26,	May 28,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,449	$104,224
Trade accounts receivable, net of allowance for doubtful accounts of $3,158 and $2,121 as of November 26, 2022 and May 28, 2022, respectively	153,762	153,154
Prepaid expenses and other current assets	6,562	6,123
Assets held for sale	-	9,889
Income taxes receivable	28,972	35,151
Total current assets	278,745	308,541
Goodwill	209,183	209,785
Intangible assets, net	13,602	15,760
Property and equipment, net	16,730	17,657
Operating lease right-of-use assets	18,486	17,541
Deferred income taxes	7,888	8,266
Other non-current assets	5,878	3,923
Total assets	$550,512	$581,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$16,634	$13,630
Accrued salaries and related obligations	65,344	83,549
Operating lease liabilities, current	7,939	8,193
Liabilities held for sale	-	4,419
Other current liabilities	11,073	14,531
Total current liabilities	100,990	124,322
Long-term debt	20,000	54,000
Operating lease liabilities, non-current	13,126	13,352
Deferred income taxes	11,066	14,428
Other non-current liabilities	3,184	2,922
Total liabilities	148,366	209,024
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 35,108 and 34,352 shares issued, and 33,635 and 33,197 shares outstanding as of November 26, 2022 and May 28, 2022, respectively	351	344
Additional paid-in capital	367,948	355,502
Accumulated other comprehensive loss	(19,759)	(16,484)
Retained earnings	78,608	52,738
Treasury stock at cost, 1,473 and 1,155 shares as of November 26, 2022 and May 28, 2022, respectively	(25,002)	(19,651)
Total stockholders’ equity	402,146	372,449
Total liabilities and stockholders’ equity	$550,512	$581,473

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
Revenue	$200,355	$200,238	$404,417	$383,378
Direct cost of services	118,005	121,497	238,600	233,204
Gross profit	82,350	78,741	165,817	150,174
Selling, general and administrative expenses	56,777	56,881	112,964	108,274
Amortization expense	1,216	1,184	2,468	2,287
Depreciation expense	880	893	1,767	1,812
Income from operations	23,477	19,783	48,618	37,801
Interest expense, net	199	222	515	438
Other income	(31)	(311)	(338)	(617)
Income before income tax expense	23,309	19,872	48,441	37,980
Income tax expense	5,877	5,567	12,869	10,752
Net income	$17,432	$14,305	$35,572	$27,228

Net income per common share:
Basic	$0.52	$0.43	$1.07	$0.82
Diluted	$0.51	$0.42	$1.04	$0.81

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,510	33,221	33,394	33,058
Diluted	34,301	33,950	34,292	33,652

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

Net income	$17,432	$14,305	$35,572	$27,228
Foreign currency translation adjustment, net of tax	1,714	(2,521)	(3,275)	(4,356)
Total comprehensive income	$19,146	$11,784	$32,297	$22,872

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended November 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at August 27, 2022	34,906	$349	$366,648	1,155	$(19,651)	$(21,473)	$66,082	$391,955
Exercise of stock options	48	-	672	-	-	-	-	672
Stock-based compensation expense	-	-	2,189	-	-	-	-	2,189
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	79	1	(1,762)	-	-	-	(5)	(1,766)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,709)	(4,709)
Dividend equivalents on restricted stock units	-	-	65	-	-	-	(65)	-
Dividend equivalents on performance stock units	-	-	137	-	-	-	(127)	10
Repurchase of common stock	-	-	-	318	(5,351)	-	-	(5,351)
Currency translation adjustment	-	-	-	-	-	1,714	-	1,714
Net income for the three months ended November 26, 2022	-	-	-	-	-	-	17,432	17,432
Balances at November 26, 2022	35,108	$351	$367,948	1,473	$(25,002)	$(19,759)	$78,608	$402,146

	For the Six Months Ended November 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	419	3	6,730	-	-	-	-	6,733
Stock-based compensation expense	-	-	4,360	-	-	-	-	4,360
Issuance of common stock purchased under Employee Stock Purchase Plan	183	2	2,841	-	-	-	-	2,843
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	79	1	(1,762)	-	-	-	(5)	(1,766)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,429)	(9,429)
Dividend equivalents on restricted stock units	-	-	141	-	-	-	(141)	-
Dividend equivalents on performance stock units	-	-	137	-	-	-	(127)	10
Repurchase of common stock	-	-	-	318	(5,351)	-	-	(5,351)
Currency translation adjustment	-	-	-	-	-	(3,275)	-	(3,275)
Net income for the six months ended November 26, 2022	-	-	-	-	-	-	35,572	35,572
Balances at November 26, 2022	35,108	$351	$367,948	1,473	$(25,002)	$(19,759)	$78,608	$402,146

	For the Three Months Ended November 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of August 28, 2021	64,926	$649	$494,742	31,739	$(520,744)	$(9,228)	$375,426	$340,845
Exercise of stock options	349	3	5,271	-	-	-	-	5,274
Stock-based compensation expense	-	-	1,489	-	-	-	-	1,489
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	72	1	(1,096)	-	-	-	-	(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(13)	-	58	-	(25)	20
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,717)	(4,717)
Dividend equivalents on restricted stock	-	-	61	-	-	-	(61)	-
Currency translation adjustment	-	-	-	-	-	(2,521)	-	(2,521)
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686	-	(362,723)	-
Net income for the three months ended November 27, 2021	-	-	-	-	-	-	14,305	14,305
Balances as of November 27, 2021	33,683	$337	$342,807	-	$-	$(11,749)	$22,205	$353,600

	For the Six Months Ended November 27, 2021
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	429	4	6,385	-	-	-	-	6,389
Stock-based compensation expense	-	-	2,854	-	-	-	-	2,854
Issuance of common stock purchased under Employee Stock Purchase Plan	220	2	2,349	-	-	-	-	2,351
Issuance of restricted stock	75	1	(1)	(2)	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	72	1	(1,096)	-	-	-	-	(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(24)	-	114	-	(50)	40
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,357)	(9,357)
Dividend equivalents on restricted stock	-	-	122	-	-	-	(122)	-
Currency translation adjustment	-	-	-	-	-	(4,356)	-	(4,356)
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686	-	(362,723)	-
Net income for the six months ended November 27, 2021	-	-	-	-	-	-	27,228	27,228
Balances as of November 27, 2021	33,683	$337	$342,807	-	$-	$(11,749)	$22,205	$353,600

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	November 26,	November 27,
	2022	2021
Cash flows from operating activities:
Net income	$35,572	$27,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,235	4,099
Stock-based compensation expense	4,766	3,108
(Gain) loss on dispositions of subsidiaries	(238)	86
Impairment of operating lease right-of-use assets	-	591
Adjustment to allowance for doubtful accounts	1,066	387
Deferred income taxes	(3,243)	11
Other, net	(341)	471
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(3,261)	(29,189)
Prepaid expenses and other current assets	(462)	473
Income taxes	6,150	(3,131)
Other assets	767	(43)
Accounts payable and other accrued expenses	3,864	458
Accrued salaries and related obligations	(20,460)	5,297
Other liabilities	(4,761)	(6,386)
Net cash provided by operating activities	23,654	3,460

Cash flows from investing activities:
Proceeds from sale of taskforce	2,984	-
Proceeds from sale of assets	4	24
Investments in property and equipment and internal-use software	(1,164)	(2,295)
Net cash provided by (used in) investing activities	1,824	(2,271)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,431	6,882
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,843	2,351
Payment of contingent consideration liabilities	-	(3,575)
Proceeds from Revolving Credit Facility	15,000	53,393
Repayments on Revolving Credit Facility	(49,000)	(53,000)
Repurchase of common stock	(5,351)	-
Payment of debt issuance costs	-	(96)
Payment of cash dividends	(9,368)	(9,250)
Net cash used in financing activities	(38,445)	(3,295)

Effect of exchange rate changes on cash and cash equivalents	(1,808)	(1,652)
Net decrease in cash and cash equivalents	(14,775)	(3,758)
Cash and cash equivalents at beginning of period	104,224	74,391
Cash and cash equivalents at end of period	$89,449	$70,633

Supplemental cash flow disclosures
Income taxes paid	$9,814	$14,100
Interest paid	604	310
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by landlord	$-	$7
Increase in long-term receivable in connection with the sale of taskforce	2,984	-
Dividends declared, not paid	4,709	4,717

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The second quarters of fiscal 2023 and 2022 each consisted of 13 weeks. The Company’s fiscal year 2023 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company as of and for the three and six months ended November 26, 2022 and November 27, 2021 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reporting Segments

On May 31, 2022, the Company divested taskforce – Management on Demand GmbH, and its wholly owned subsidiary skillforce – Executive Search GmbH, a German professional services firm operating under the taskforce brand (“taskforce”); see Note 4 – Dispositions for further information. Since the second quarter of fiscal 2021 and prior to the divestment, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH (“RGP Germany”), an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

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

Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as the Company did not have a change in internal organization or the financial information that the CODM uses to assess performance and allocate resources. See Note 13 – Segment Information and Enterprise Reporting for further information.

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

The following table summarizes the calculation of net income per common share for the three and six months ended November 26, 2022 and November 27, 2021 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

Net income	$17,432	$14,305	$35,572	$27,228
Basic:
Weighted-average shares	33,510	33,221	33,394	33,058
Diluted:
Weighted-average shares	33,510	33,221	33,394	33,058
Potentially dilutive shares	791	729	898	594
Total diluted shares	34,301	33,950	34,292	33,652
Net income per common share:
Basic	$0.52	$0.43	$1.07	$0.82
Diluted	$0.51	$0.42	$1.04	$0.81
Anti-dilutive shares not included above	703	1,853	6	1,936

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

Capitalized Hosting Arrangements

The capitalized hosting arrangements costs are primarily related to the implementation of a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs include third party implementation costs and costs associated with internal resources directly involved in the implementation. Capitalized hosting arrangements are stated at historical cost and amortized on a straight-line basis over an estimated useful life of the expected term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement. The amortization of capitalized implementation costs for hosting arrangements will commence when the systems are ready for their intended use and will be presented as operating expenses on the consolidated statements of operations consistent with the presentation for expensing the fees for the associated hosting arrangement.

As of November 26, 2022, the capitalized costs related to hosting arrangements incurred during the application development stage were $1.0 million. These capitalized hosting arrangements are included in other non-current assets on the consolidated balance sheet and no costs were amortized. There were no capitalized costs recorded as of May 28, 2022.

Stock Repurchases and Retirement

The Company’s stock repurchase program provides an opportunity for the Company to repurchase shares at the discretion of the Company’s senior executives based on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, and other demands for cash. The Company recognizes treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock.

The Company accounts for the retirement of repurchased shares using the par value method under which the cost of repurchased and retired shares in excess of the par value is allocated between additional paid-in capital and retained earnings. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company uses the weighted-average cost flow assumption to identify and assign the original issue proceeds to the cost of the shares repurchased and retired. The Company believes that this allocation method is preferable because it more accurately reflects its paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of those shares. See Note 9 – Stockholders’ Equity for further information.

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

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $36.1 million and $42.6 million as of November 26, 2022 and May 28, 2022, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.4 million and $4.2 million as of November 26, 2022 and May 28, 2022, respectively. Revenues recognized during the three and six months ended November 26, 2022, which were included in deferred revenue as of May 28, 2022 were $1.0 million and $1.8 million, respectively.

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

On May 31, 2022, the Company completed the sale of taskforce. Upon conclusion of the Final Completion Accounts and Calculation (as defined in the Sale and Purchase Agreement), the final purchase price was determined to be EUR 5.5 million (approximately $6.0 million), of which EUR 2.8 million (approximately $3.0 million) was received in cash and EUR 2.7 million (approximately $3.0 million) shall become due in July 2024 in accordance with the SPA. Such receivable is presented in other non-current assets in the Consolidated Balance Sheets.

The Company recognized a $0.2 million gain on the sale during the six months ended November 26, 2022, which was recorded in other income in the Company’s Consolidated Statements of Operations.

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

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheets as of May 28, 2022 (in thousands):

Assets & Liabilities Held for Sale	As of
taskforce - Management on Demand GmbH	May 28, 2022

Cash and cash equivalents	$245
Trade accounts receivable, net of allowance for doubtful accounts	4,044
Prepaid expenses and other current assets	262
Income taxes receivable	6
Goodwill	3,886
Intangible assets, net	1,060
Property and equipment, net	204
Operating right-of-use assets	177
Other assets	5
Total assets held for sale	$9,889

Accounts payable and accrued expenses	$2,316
Accrued salaries and related obligations	325
Operating lease liabilities, current	91
Other liabilities	158
Intercompany balances with other entities	1,441
Operating lease liabilities, noncurrent	88
Total liabilities held for sale	$4,419

The Company accrued approximately $0.1 million in disposal costs related to the sale of taskforce in the Consolidated Balance Sheets as of May 28, 2022 and recorded an immaterial amount of disposal costs during the six months ended November 26, 2022. The disposition of taskforce did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

Other Dispositions

As part of its restructuring effort in Europe which began in fiscal 2021, the Company initiated the wind-down and dissolution of certain entities. During the six months ended November 27, 2021, the Company completed the dissolution of the following two foreign subsidiaries: Resources Global Professionals (Denmark) AS and Resources Global Professionals (Italy) SRL, as it continued to complete its exit from certain non-core markets in Europe. The Company recognized a total loss on dissolution of $0.1 million during the six months ended November 27, 2021, primarily related to the recognition of the accumulated translation adjustment associated with these foreign subsidiaries, which was included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. None of the markets sold or exited during the first six months of fiscal 2022 represented a strategic shift of the Company’s operations.

5. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total
Balance as of May 28, 2022	$206,830	$2,955	$209,785
Impact of foreign currency exchange rate changes	(602)	-	(602)
Balance as of November 26, 2022	$206,228	$2,955	$209,183

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of November 26, 2022			As of May 28, 2022
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contracts and relationships	3 - 8 years	$22,000	$(12,345)	$9,655	$22,000	$(10,889)	$11,111
Tradenames	3 - 10 years	3,070	(3,070)	-	3,070	(3,034)	36
Backlog	17 months	1,210	(1,210)	-	1,210	(1,210)	-
Computer software	2 - 3.5 years	7,071	(3,124)	3,947	6,762	(2,149)	4,613
Total		$33,351	$(19,749)	$13,602	$33,042	$(17,282)	$15,760

The Company recorded amortization expense of $1.2 million for both the three months ended November 26, 2022 and November 27, 2021, and $2.5 million and $2.3 million for the six months ended November 26, 2022 and November 27, 2021, respectively.

The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

Fiscal Years:

2023 (remaining six months)	$2,550
2024	5,017
2025	3,542
2026	2,238
2027	255
Total	$13,602

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

6. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases through fiscal 2030. In addition, the Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet of the building to independent third parties pursuant to operating lease agreements with terms through fiscal 2025.

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Operating lease cost (1)	$1,944	$2,200	$3,473	$4,456
Short-term lease cost	7	39	32	74
Variable lease cost	343	539	589	1,084
Sublease income (2)	(141)	(273)	(289)	(518)
Total lease cost	$2,153	$2,505	$3,805	$5,096

(1) Operating lease cost for the six months ended November 26, 2022 includes a $0.4 million reduction resulting from a one-time settlement of a lease liability involving an office space.

(2) Sublease income does not include rental income received from owned property, which is not material.

The weighted-average lease term and weighted-average discount rate for operating leases as of November 26, 2022 and May 28, 2022 are presented in the following table:

	As of	As of
	November 26, 2022	May 28, 2022
Weighted-average remaining lease term	3.7 years	3.3 years
Weighted-average discount rate	3.93%	3.81%

Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,303	$2,869	$4,776	$5,781
Right-of-use assets obtained in exchange for new operating lease obligations	$388	$1,001	$3,989	$1,429

Future maturities of operating lease liabilities as of November 26, 2022 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2023 (remaining six months)	$4,467
2024	7,709
2025	4,021
2026	2,472
2027	1,662
Thereafter	2,376
Total future lease payments	22,707
Less: interest	(1,642)
Present value of operating lease liabilities	$21,065

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

On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a new credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “New Credit Agreement”), and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan (the “New Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the New Credit Agreement. The New Credit Facility matures on November 12, 2026. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio, which resulted in an interest rate of 5.16% and 2.15% as of November 26, 2022 and May 28, 2022, respectively. The Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending on the Company’s consolidated leverage ratio.

The New Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the New Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the New Credit Agreement as of November 26, 2022.

As of November 26, 2022 and May 28, 2022, the Company has borrowed $20.0 million and $54.0 million, respectively, under the New Credit Facility. In addition, the Company had $0.8 million of outstanding letters of credit issued as of November 26, 2022 and $1.2 million of outstanding letters of credit issued as of May 28, 2022, in each case under the New Credit Facility. As of November 26, 2022, there was $154.2 million remaining capacity under the New Credit Facility.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 26, 2022, the Company had no borrowings outstanding under the Beijing Revolver and RMB 13.4 million (USD $1.9 million based on the prevailing exchange rate on November 26, 2022) in availability under the Beijing Revolver. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.

8. Income Taxes

For the three months ended November 26, 2022 and November 27, 2021, the Company’s income tax expense was $5.9 million, an effective tax rate of 25.2%, and $5.6 million, an effective tax rate of 28.0%, respectively. For the six months ended November 26, 2022 and November 27, 2021, the Company’s income tax expense was $12.9 million, an effective tax rate of 26.6%, and $10.8 million, an effective tax rate of 28.3%, respectively. The change in effective tax rate resulted largely from higher pre-tax income in the second quarter of fiscal 2023 while permanent book to tax differences were more favorable due to higher income tax benefits associated with the vesting of employee stock awards and interest income associated with an income tax refund from the Internal Revenue Service (“IRS”).

The Company operates in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions, and fluctuations in the consolidated effective tax rate year over year, are due to the changes in the mix of operating income and losses amongst the various jurisdictions in which the Company operates. Given the current earnings and anticipated future earnings of some of the Company’s foreign locations, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that the valuation allowance on the deferred tax assets of certain foreign entities will no longer be needed. Releasing the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change depending on the level of profitability that the Company is able to actually achieve.

For the three months ended November 26, 2022 and November 27, 2021, the Company recognized a tax benefit of approximately $1.1 million and $0.5 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”). For the six months ended November 26, 2022 and November 27, 2021, the Company recognized a tax benefit of approximately $1.7 million and $0.8 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $0.9 million as of both November 26, 2022 and May 28, 2022, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as the Company does not anticipate any cash payments within 12 months to settle the liability.

In April 2022, we filed for a federal income tax refund in the amount of $34.8 million related to the carry back of the fiscal year 2021 net operating loss to fiscal years 2016 to 2018 and refund of alternative minimum tax (“AMT”) credits for fiscal years 2019 and 2020. As of November 26, 2022, we have received a refund of $10.3 million (including interest income). In December 2022, subsequent to the second quarter, we received an additional $9.3 million. We expect to receive the remainder of the refund in the earlier part of calendar year 2023; however, there may be unanticipated processing delays that postpone receipt.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by the United States (“U.S.") government. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company’s consolidated financial statements.

9. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors has previously approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and six months ended November 26, 2022, the Company purchased 318,438 shares of its common stock on the open market at an average price of $16.80 per share, for an aggregate total purchase price of approximately $5.4 million. As of November 26, 2022, approximately $60.1 million remained available for future repurchases of the Company’s common stock under the July 2015 Program. During the three and six months ended November 27, 2021, the Company made no repurchases of its common stock.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On October 20, 2022, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on December 15, 2022 to stockholders of record at the close of business on November 17, 2022. As of November 26, 2022 and May 28, 2022, $4.7 million and $4.6 million were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the New Credit Facility and other agreements, and other factors deemed relevant by the board of directors.

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

10. Restructuring Activities

During calendar year 2020, the Company initiated a global restructuring and business transformation plan in North America, Asia Pacific and Europe (the “Restructuring Plans”). The Restructuring Plans consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high-growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high-growth core markets for greater impact. The Company incurred employee termination and facility exit costs associated with the Company’s restructuring initiatives within its RGP segment, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The Restructuring Plans were substantially completed in fiscal 2021. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities were insignificant and $0.6 million for the three months ended November 26, 2022 and November 27, 2021, respectively, and ($0.4) million and $0.7 million for the six months ended November 26, 2022 and November 27, 2021, respectively. Restructuring liability was zero and $0.4 million as of November 26, 2022 and May 28, 2022, respectively.

11. Stock-Based Compensation Plans

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. The performance period for the performance stock unit awards is three years. As of November 26, 2022, there were 1,240,042 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $2.2 million and $2.0 million for the three months ended November 26, 2022 and November 27, 2021, respectively, and $4.8 million and $3.6 million for the six months ended November 26, 2022 and November 27, 2021, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of approximately $0.3 million and $0.5 million associated with such stock-based compensation expense during the three months ended November 26, 2022 and November 27, 2021, respectively, and $1.0 million and $0.8 million during the six months ended November 26, 2022 and November 27, 2021, respectively. The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of performance stock units earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.

Stock Options

The following table summarizes the stock option activity for the six months ended November 26, 2022 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Outstanding at May 28, 2022	3,350	$16.08
Exercised	(419)	16.07
Forfeited	(27)	17.42
Expired	(25)	16.49
Outstanding at November 26, 2022	2,879	$16.07
Exercisable at November 26, 2022	2,652	$15.97
Vested and expected to vest at November 26, 2022 (1)	2,861	$16.06

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 226,910 as of November 26, 2022.

As of November 26, 2022, there was $0.6 million of total unrecognized compensation cost related to unvested and outstanding employee stock options. The cost is expected to be recognized over a weighted-average period of 0.82 years.

Employee Stock Purchase Plan

On October 20, 2022, the Company’s stockholders approved an amendment to the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 183,000 and 220,000 shares of common stock pursuant to the ESPP during the six months ended November 26, 2022 and November 27, 2021, respectively. There were 1,989,417 shares of common stock available for issuance under the ESPP as of November 26, 2022.

Restricted Stock Awards (“RSAs”)

The following table summarizes the activities for the unvested RSAs for the six months ended November 26, 2022 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	183	$15.88
Granted	75	18.24
Vested	(51)	15.49
Forfeited	-	-
Unvested as of November 26, 2022	207	$16.83
Expected to vest as of November 26, 2022	177	$16.72

As of November 26, 2022, there was $2.6 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.62 years.

Restricted Stock Units (“RSUs”)

The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash.

The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the six months ended November 26, 2022 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	579	$14.03	66	$14.89	645	$14.12
Granted	235	18.24	2	19.16	237	18.25
Vested	(175)	13.63	(2)	18.77	(177)	13.69
Forfeited	(13)	12.81	-	-	(13)	12.81
Unvested as of November 26, 2022	626	$15.74	66	$15.21	692	$15.69
Expected to vest as of November 26, 2022	554	$15.68	66	$15.21	620	$15.63

As of November 26, 2022, there was $8.3 million of total unrecognized compensation cost related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.99 years.

As of November 26, 2022, there was $0.6 million of total unrecognized compensation cost related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.65 years.

Performance Stock Units (“PSUs”)

During the second quarters of fiscal 2022 and fiscal 2023, the Company issued PSUs to certain members of management and other select employees. The total number of shares that would vest under the PSUs will be determined at the end of the respective three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA (as defined below in Note 13 – Segment Information and Enterprise Reporting) percentage targets over the performance period.

The following table summarizes the activities for the unvested PSUs for the six months ended November 26, 2022 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	196	$18.41
Granted	233	18.24
Vested	-	-
Forfeited	(3)	18.44
Unvested as of November 26, 2022	426	$18.31
Expected to vest as of November 26, 2022	375	$18.32

(1) Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the respective performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.

As of November 26, 2022, there was $6.5 million of total unrecognized compensation cost related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 2.08 years.

12. Commitments and Contingencies

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

Performance measurement is based on segment Adjusted EBITDA, a non-GAAP measure. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus or minus stock-based compensation expense, technology transformation costs, restructuring costs, and contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue:
RGP	$197,584	$189,400	$398,579	$362,333
Other Segments (1)	2,771	10,838	5,838	21,045
Total revenue	$200,355	$200,238	$404,417	$383,378

Adjusted EBITDA:
RGP	$37,664	$32,121	$76,011	$61,177
Other Segments (1)	332	1,232	648	2,238
Reconciling items (2)	(8,365)	(8,405)	(16,318)	(16,115)
Total Adjusted EBITDA (3)	$29,631	$24,948	$60,341	$47,300

(1) Amounts reported in Other Segments for the three and six months ended November 26, 2022 include Sitrick and an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the three and six months ended November 27, 2021 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for both periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
Net income	$17,432	$14,305	$35,572	$27,228
Adjustments:
Amortization expense	1,216	1,184	2,468	2,287
Depreciation expense	880	893	1,767	1,812
Interest expense, net	199	222	515	438
Income tax expense	5,877	5,567	12,869	10,752
EBITDA	25,604	22,171	53,191	42,517
Stock-based compensation expense	2,237	2,019	4,766	3,648
Technology transformation costs (1)	1,748	229	2,739	229
Restructuring costs (2)	42	583	(355)	739
Contingent consideration adjustment	-	(54)	-	167
Adjusted EBITDA	$29,631	$24,948	$60,341	$47,300

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

(2) The Company substantially completed the Restructuring Plans in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were considered completed as of August 27, 2022, and as a result, the remaining accrued restructuring liability on the books was released.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three and six months ended November 26, 2022 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 28, 2022 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.

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

A disruptor within the professional services industry since our founding in 1996, today the Company enjoys a favorable macro environment that embraces its differentiated agile delivery model. The trends in today’s marketplace favor the flexibility and agility that RGP provides as businesses confront transformation pressures and speed-to-market challenges. While these forces were already at play in 2019, the COVID-19 pandemic (the “Pandemic”) has served to significantly transform the modern workplace in ways that offer us a clear competitive advantage. As talent preferences have shifted dramatically in the direction of flexibility, choice and control, employers struggling to compete in today’s environment must rethink the way work gets done and consider implementing new, more agile workforce strategies.

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

We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGPTM (“HUGO”), our digital engagement platform, allows such an experience for clients and talent in the professional staffing space to connect, engage and even transact directly. We piloted the platform in limited markets in October 2021, expanded into California in September 2022 and have continued to enhance its functionality with further artificial intelligence and machine learning. We also have been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the United States (“U.S.”) such as Texas in the second half of fiscal 2023. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current professional staffing business, which we believe will not only drive top-line growth but also enhance profitability.

We continue to execute on the multi-year project to modernize and elevate our technology infrastructure globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. We believe our investment in these technology transformation initiatives will accelerate our efficiency and data-led decision-making capabilities, optimize process flow and automation, improve consultant recruitment and retention, drive business growth with operational agility, scale our operations and further support our growth, goals and vision.

As our clients continue to accelerate their digital and workforce paradigm transformations, the need for automation and self-service has been an increasing trend, especially in light of the Pandemic. We have been focused on expanding our digital consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities.

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

In fiscal 2022, we introduced our new tagline ― Dare to Work Differently. TM ― to clarify our brand voice to align with hybrid workforce strategy and where our clients need us most: execution with subject matter expertise. We implemented further clarification and activation of our new brand positioning in the first half of fiscal 2023. Our co-delivery ethos is focused around partnering with clients on project execution. Our brand marketing will continue to emphasize and accentuate our unique qualifications in this arena. We believe clear articulation and successful marketing of our distinctive market position is key to attracting and retaining both clients and talent, enabling us to drive continued growth.

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

Deepen client centricity – The third area of focus for fiscal 2023 is to continue to deepen and broaden our trusted client relationships through expanded marquee account and key industry vertical programs to increase our focus on account penetration. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. We have expanded, and will continue to expand, the Strategic Client Account and industry programs by adding clients and taking a more client-centric and borderless approach to serving these clients. We believe this focus enhances our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients.

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

Enhance pricing – Fourth, we continue to evolve and enhance our pricing strategy to ensure we adopt a value-based approach for our project execution services, which has become increasingly more relevant and in demand in the current macro environment. We believe there is ample opportunity to drive further growth in both our topline revenue and profitability through pricing.

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

Market Trends and Uncertainties

On a macro level, uncertain macroeconomic conditions (including rising inflation, volatility in energy and commodity prices, the impact of the Russia-Ukraine war, supply chain issues and labor shortages) as well as increases in interest rates and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We expect these conditions will continue in the second half of fiscal 2023 and beyond. While we are not able to fully predict the potential impact, we are seeing more caution in spending within some pockets of our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in a decline in billable hours and a negative impact on our bill rates that would adversely affect our financial results and operating cash flows.

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

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
Revenue by Geography	2022 (1)	2021 (1)	2022 (1)	2021 (1)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
North America
As reported (GAAP)	$176,655	$167,154	$356,205	$319,033
Currency impact	(22)		26
Business days impact	-		-
Same-day constant currency revenue	$176,633		$356,231

Europe
As reported (GAAP)	$10,401	$19,921	$21,576	$38,786
Currency impact	1,801		3,374
Business days impact	43		106
Same-day constant currency revenue	$12,245		$25,056

Asia Pacific
As reported (GAAP)	$13,299	$13,163	$26,636	$25,559
Currency impact	2,038		3,473
Business days impact	(73)		38
Same-day constant currency revenue	$15,264		$30,147

Total Consolidated
As reported (GAAP)	$200,355	$200,238	$404,417	$383,378
Currency impact	3,817		6,873
Business days impact	(30)		144
Same-day constant currency revenue	$204,142		$411,434

Number of Business Days
North America (2)	62	62	125	125
Europe (3)	64	65	128	129
Asia Pacific (3)	61	61	124	124

(1) Total Consolidated revenue and Europe revenue as reported under GAAP include taskforce revenue of zero and $7.0 million for the three months ended November 26, 2022 and November 27, 2021, respectively, and $0.2 million and $13.2 million for the six months ended November 26, 2022 and November 27, 2021, respectively.

(2) This represents the number of business days in the U.S.

(3) The business days in international regions represents the weighted average number of business days.

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

	Three Months Ended				Six Months Ended
	November 26,	% of	November 27,	% of	November 26,	% of	November 27,	% of
	2022	Revenue	2021	Revenue	2022	Revenue	2021	Revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net income	$17,432	8.7%	$14,305	7.1%	$35,572	8.8%	$27,228	7.1%
Adjustments:
Amortization expense	1,216	0.6	1,184	0.6	2,468	0.6	2,287	0.6
Depreciation expense	880	0.4	893	0.5	1,767	0.4	1,812	0.5
Interest expense, net	199	0.1	222	0.1	515	0.1	438	0.1
Income tax expense	5,877	3.0	5,567	2.8	12,869	3.3	10,752	2.8
EBITDA	25,604	12.8	22,171	11.1	53,191	13.2	42,517	11.1
Stock-based compensation expense	2,237	1.1	2,019	1.0	4,766	1.1	3,648	0.9
Technology transformation costs (1)	1,748	0.9	229	0.1	2,739	0.7	229	0.1
Restructuring costs (2)	42	-	583	0.3	(355)	(0.1)	739	0.2
Contingent consideration adjustment	-	-	(54)	-	-	-	167	-
Adjusted EBITDA	$29,631	14.8%	$24,948	12.5%	$60,341	14.9%	$47,300	12.3%

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

(2) The Company substantially completed the Restructuring Plans in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were considered completed as of August 27, 2022, and as a result, the remaining accrued restructuring liability on the books was released.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for the three and six months ended November 26, 2022 and November 27, 2021, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended				Six Months Ended
	November 26,	% of	November 27,	% of	November 26,	% of	November 27,	% of
	2022	Revenue (1)	2021	Revenue (1)	2022	Revenue (1)	2021	Revenue (1)
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$200,355	100.0%	$200,238	100.0%	$404,417	100.0%	$383,378	100.0%
Direct cost of services	118,005	58.9	121,497	60.7	238,600	59.0	233,204	60.8
Gross profit	82,350	41.1	78,741	39.3	165,817	41.0	150,174	39.2
Selling, general and administrative expenses	56,777	28.3	56,881	28.4	112,964	28.0	108,274	28.2
Amortization expense	1,216	0.6	1,184	0.6	2,468	0.6	2,287	0.6
Depreciation expense	880	0.4	893	0.4	1,767	0.4	1,812	0.5
Income from operations	23,477	11.7	19,783	9.9	48,618	12.0	37,801	9.9
Interest expense, net	199	0.1	222	0.1	515	0.1	438	0.1
Other income	(31)	-	(311)	(0.1)	(338)	(0.1)	(617)	(0.1)
Income before income tax expense	23,309	11.6	19,872	9.9	48,441	12.0	37,980	9.9
Income tax expense	5,877	2.9	5,567	2.8	12,869	3.2	10,752	2.8
Net income	$17,432	8.7%	$14,305	7.1%	$35,572	8.8%	$27,228	7.1%

(1) The percentage of revenue may not foot due to rounding.

Consolidated Operating Results – Three Months Ended November 26, 2022 Compared to Three Months Ended November 27, 2021

Revenue. Revenue remained relatively consistent at $200.4 million in the second quarter of fiscal 2023 compared to $200.2 million in the second quarter of fiscal 2022. We completed the sale of taskforce on May 31, 2022. Refer to Note 4 – Dispositions in the Notes to Consolidated Financial Statements for further information. Excluding $7.0 million of revenue contributed by taskforce during the second quarter of fiscal 2022, revenue in the second quarter of fiscal 2023 increased by 3.7% over the prior year quarter, or 5.7% on a same-day constant currency basis. Excluding taskforce, average bill rate and billable hours increased 2.4% (or 4.0% constant currency) and 1.4%, respectively, in the second quarter of 2023.

The following table represents our consolidated revenues by geography for the three months ended November 26, 2022 and November 27, 2021, respectively (in thousands, except percentages):

	Three Months Ended
	November 26	% of	November 27	% of
	2022	Revenue	2021	Revenue
	(Unaudited)		(Unaudited)
North America	$176,655	88.2%	$167,154	83.5%
Europe	10,401	5.2	19,921	9.9
Asia Pacific	13,299	6.6	13,163	6.6
Total consolidated revenue	$200,355	100.0%	$200,238	100.0%

North America experienced revenue growth of 5.7% on both a GAAP basis and a same-day constant currency basis, from the second quarter of fiscal 2022 primarily driven by an improvement in average bill rate of 5.7%. Our efforts over the last fiscal year to raise bill rates have yielded positive impact on revenue growth. We will continue to optimize our pricing strategy to further align our bill rates to the value delivered to our clients. While we see some pockets of apprehension, most clients continue to demand our services in areas such as Finance and Accounting, Technology and Digital, as they advance critical change initiatives, albeit at a more deliberate pace, offsetting certain areas that are softer. The persistently tight labor market and low unemployment rate continued to support growth in our on-demand staffing revenue in the U.S., as our clients looked to us to supply quality talent to fill their temporary workforce gaps. The continued shift towards workforce agility and the increased acceptance of co-delivery and remote delivery not only enhanced our value proposition to our clients, but also allowed for better and more efficient matching of supply and demand, enabling us to achieve sustained improvement in our operational efficiency.

Europe revenue decreased 47.8%, or 38.5% on a same-day constant currency basis, from the second quarter of fiscal 2022. Excluding the impact of the taskforce divestiture, revenue in Europe decreased 19.2%, or 4.9% on a same-day constant currency basis. Such decline in Europe’s revenue was primarily the result of delayed client buying patterns due to uncertainties in the macro environment.

Asia Pacific revenue improved 1.0%, or 16.0% on a same-day constant currency basis, compared to the second quarter of fiscal 2022. Similar to North America, revenue growth in Asia Pacific was across most markets, notably in Australia, India, Singapore and Philippines, driven primarily by healthy demand from our global clients as they execute on large corporate change initiatives.

Direct Cost of Services. Direct cost of services decreased $3.5 million, or 2.9%, to $118.0 million for the second quarter of fiscal 2023 from $121.5 million for the second quarter of fiscal 2022. The decrease in direct cost of services was primarily attributable to a 4.8% decrease, or 1.6% on a constant currency basis, in average pay rate and a 0.7% decline in billable hours (attributed to the divestiture of taskforce) during the second quarter of fiscal 2023 compared to the prior year quarter. The decrease in average pay rate was partially attributable to the divesture of taskforce, that has historically carried higher pay rates.

Direct cost of services as a percentage of revenue was 58.9% for the second quarter of fiscal 2023 compared to 60.7% for the second quarter of fiscal 2022. The decreased percentage compared to the prior year quarter was primarily attributable to an improvement of 270 basis points in the overall pay/bill ratio. This favorable impact was partially offset by an increase in employee-related benefits, primarily vacation and self-insured medical costs. We seek to continue to drive improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of consultants on assignment at the end of the second quarter of fiscal 2023 was 3,255 compared to 3,319 at the end of the second quarter of fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $56.8 million, or 28.3% of revenue, for the second quarter of fiscal 2023 compared to $56.9 million, or 28.4% of revenue, for the second quarter of fiscal 2022. The $0.1 million improvement in SG&A year-over-year was primarily attributed to (1) lower management compensation and benefits including bonus and commissions of $3.2 million primarily related to less incentive compensation as a result of more moderate growth in the business, (2) a decrease of $0.5 million in restructuring costs as we finalized the adjustment to the previous estimate of restructuring liability and completed our restructuring activities, and (3) a reduction in occupancy costs of $0.4 million from real estate footprint reduction. These reductions in costs were offset by (1) an increase of $1.5 million in technology transformation costs incurred in the second quarter of fiscal 2023, (2) an increase of $0.9 million in bad debt expenses incurred in the second quarter of fiscal 2023, (3) a $0.7 million increase in business and travel expenses as business travel increased in a post-Pandemic environment to promote more effective go-to-market and business development activities, (4) a $0.6 million increase in computer software and consulting costs, and (5) a $0.3 million increase in all other general and administration expenses to support the growth of the business.

Management and administrative headcount was 907 at the end of the second quarter of fiscal 2023 and 884 at the end of the second quarter of fiscal 2022. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Restructuring Costs. We substantially completed our global restructuring and business transformation plan (the “Restructuring Plans”) in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities were insignificant in the three months ended November 26, 2022 and $0.6 million for the three months ended November 27, 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were considered completed as of August 27, 2022, and as a result, the remaining accrued restructuring liability on the books was released. Restructuring liability was zero and $0.4 million as of November 26, 2022 and May 28, 2022, respectively.

Amortization and Depreciation Expense. Amortization expense was $1.2 million in the second quarter of both fiscal 2023 and fiscal 2022. Depreciation expense was $0.9 million in the second quarter of both fiscal 2023 and fiscal 2022.

Income Taxes. Income tax expense was $5.9 million (effective tax rate of 25.2%) for the second quarter of fiscal 2023 compared to $5.6 million (effective tax rate of 28.0%) for the second quarter of fiscal 2022. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The change in effective tax rate resulted largely from higher pre-tax income in the second quarter of fiscal 2023 while permanent book to tax differences were more favorable due to higher income tax benefits associated with the vesting of employee stock awards and interest income associated with an income tax refund from the Internal Revenue Service.

The Company recognized a tax benefit of approximately $1.1 million and $0.5 million for the three months ended November 26, 2022 and November 27, 2021, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”).

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

Consolidated Operating Results – Six Months Ended November 26, 2022 Compared to Six Months Ended November 27, 2021

Revenue. Revenue increased $21.0 million, or 5.5%, to $404.4 million for the six months ended November 26, 2022 from $383.4 million for the six months ended November 27, 2021. On a same-day constant currency basis, revenue for the first half of fiscal 2023 increased $28.1 million, or 7.3%, compared to the first half of fiscal 2022. Billable hours increased 4.6% and the average bill rate improved 1.6% in the first half of fiscal 2023 compared to the first half of fiscal 2022. Excluding revenue from taskforce ($0.2 million and $13.2 million of revenue contributed by taskforce during the first half of fiscal 2023 and 2022, respectively), revenue in the first half of fiscal 2023 increased by 9.2% compared to the first half of fiscal 2022, or 11.1% on a same-day constant currency basis. Billable hours and average bill rate for the six months ended November 26, 2022, excluding taskforce, increased by 6.8% and 2.4% (4.0% constant currency), respectively.

The following table represents our consolidated revenues by geography for the six months ended November 26, 2022 and November 27, 2021, respectively (in thousands, except percentages):

	Six Months Ended
	November 26	% of	November 27	% of
	2022	Revenue	2021	Revenue
	(Unaudited)		(Unaudited)
North America	$356,205	88.1%	$319,033	83.2%
Europe	21,576	5.3	38,786	10.1
Asia Pacific	26,636	6.6	25,559	6.7
Total consolidated revenue	$404,417	100.0%	$383,378	100.0%

Revenue grew in both North America and Asia Pacific during the six months ended November 26, 2022 compared to the same period in fiscal 2022. By geography, North America and Asia Pacific experienced year-over-year growth of 11.7% and 4.2%, respectively, or 11.7% and 18.0%, respectively, on a same-day constant currency basis. We continued to benefit from stable demand for our services as clients push forward to execute their mission critical initiatives, albeit at a more deliberate pace. In addition, our sustained operational execution and efficiency enabled us to capture the broader market opportunities in the first half of the fiscal 2023. Revenues from our Strategic Client Accounts in North America and Asia Pacific grew 10.6% and 23.3% compared to the second quarter of fiscal 2022, respectively. We continue to make strides in improving our bill rates during fiscal 2023. Average bill rates for the first six months of fiscal 2023 improved by 5.0% in North America while average bill rate in Asia Pacific on a constant currency basis improved by 4.1%. The powerful combination of both volume and pricing improvement resulted in sustained revenue growth over the same prior fiscal year period.

Europe revenue decreased 44.4%, or 35.4% on a same-day constant currency basis, during the six months ended November 26, 2022 compared to the six months ended November 27, 2021. Excluding the impact of the taskforce divestiture, revenue in Europe decreased 16.5%, or 3.0% on a same-day constant currency basis, during the six months ended November 26, 2022 compared to the six months ended November 27, 2021. The decline in Europe’s revenue was primarily the result of delayed client buying patterns due to uncertainties in the macro environment in the European region.

Direct Cost of Services. Direct cost of services increased $5.4 million, or 2.3%, to $238.6 million for the six months ended November 26, 2022 from $233.2 million for the six months ended November 27, 2021. The increase in direct cost of services year over year was primarily attributable to a 4.6% increase in billable hours, partially offset by a 4.8% decrease, or 1.6% on a constant currency basis, in average pay rate in the first six months of fiscal 2023 compared to the first six months of fiscal 2022. The decrease in average pay rate was partially attributable to the divesture of taskforce, that has historically carried higher pay rates.

Direct cost of services as a percentage of revenue was 59.0% for the six months ended November 26, 2022 compared to 60.8% for the six months ended November 27, 2021. The decreased percentage compared to the prior year was primarily attributable to an improvement of 310 basis points in the overall pay/bill ratio. This favorable impact was partially offset by an increase in employee-related benefits, primarily vacation and self-insured medical costs.

Selling, General and Administrative Expenses. SG&A was $113.0 million, or 28.0% of revenue, for the six months ended November 26, 2022 compared to $108.3 million, or 28.2% of revenue, for the six months ended November 27, 2021. Compared to the first half of fiscal year 2022, SG&A as a percentage of revenue declined 20 basis points largely as a result of improved operating leverage. The $4.7 million increase in SG&A year-over-year was primarily attributed to (1) an increase of $2.5 million in technology transformation costs incurred in the first half of fiscal 2023, (2) a $1.5 million increase in business and travel expenses as business travel increased in a post-Pandemic environment to promote more effective go-to-market and business development activities, (3) a $1.1 million increase in computer software and consulting costs, (4) a $1.1 million increase in stock-based compensation expense as we continue to evolve our long term incentive program to incentivize key employees to drive improved business performance, (5) an increase of $0.7 million in bad debt expenses, and (6) a $1.3 million increase in all other general and administration expenses to support the growth in the business. These incremental costs were partially offset by (1) a reduction in occupancy costs of $1.4 million from real estate footprint reduction, (2) a decrease of $1.1 million in restructuring costs as we finalized the adjustment to the previous estimate of restructuring liability and completed our restructuring activities, and (3) lower management compensation and benefits including bonus and commissions of $1.0 million due to more moderate growth in the business.

Restructuring Costs. We substantially completed our Restructuring Plans in fiscal 2021. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities, were ($0.4) million and $0.7 million for the six months ended November 26, 2022 and November 27, 2021, respectively.

Amortization and Depreciation Expense. Amortization expense was $2.5 million and $2.3 million in the first six months of fiscal 2023 and fiscal 2022, respectively. Depreciation expense was $1.8 million for the first six months of both fiscal 2023 and fiscal 2022.

Income Taxes. Income tax expense was $12.9 million (effective tax rate of 26.6%) for the six months ended November 26, 2022 compared to $10.8 million (effective tax rate of 28.3%) for the six months ended November 27, 2021. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The change in effective tax rate resulted largely from higher pre-tax income in the first half of fiscal 2023 while permanent book to tax differences were more favorable due to higher income tax benefits associated with the vesting of employee stock awards and interest income associated with an income tax refund from the Internal Revenue Service.

The Company recognized a tax benefit of approximately $1.7 million and $0.8 million for the first half of fiscal 2023 and fiscal 2022, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

Operating Results of Segment

On May 31, 2022, the Company divested taskforce; refer to Note 2 – Summary of Significant Accounting Policies and Note 4 – Dispositions in the Notes to Consolidated Financial Statements for further information. Since the second quarter of fiscal 2021 and prior to the divestment, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH, an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

Effective May 31, 2022, the Company’s operating segments consist of RGP and Sitrick beginning with the reporting period for the three and six months ended November 26, 2022.

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

The following table presents our current operating results by segment for the three and six months ended November 26, 2022 and November 27, 2021, respectively (in thousands, except percentages).

	Three Months Ended				Six Months Ended
	November 26,		November 27,		November 26,		November 27,
	2022		2021		2022		2021
Revenue:	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
RGP	$197,584	98.6%	$189,400	94.6%	$398,579	98.6%	$362,333	94.5%
Other Segments (1)	2,771	1.4	10,838	5.4	5,838	1.4	21,045	5.5
Total revenue	$200,355	100.0%	$200,238	100.0%	$404,417	100.0%	$383,378	100.0%

Adjusted EBITDA:
RGP	$37,664	127.1%	$32,121	128.8%	$76,011	126.0%	$61,177	129.3%
Other Segments (1)	332	1.1	1,232	4.9	648	1.0	2,238	4.7
Reconciling items (2)	(8,365)	(28.2)	(8,405)	(33.7)	(16,318)	(27.0)	(16,115)	(34.0)
Total Adjusted EBITDA (3)	$29,631	100.0%	$24,948	100.0%	$60,341	100.0%	$47,300	100.0%

(1) Amounts reported in Other Segments for the three and six months ended November 26, 2022 include Sitrick and an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the three and six months ended November 27, 2021 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue increased $8.2 million, or 4.3%, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, primarily as a result of a 2.4% increase in average bill rate and a 1.5% increase in billable hours from the prior year quarter, as discussed in the consolidated operating results discussion above. For the first half of fiscal 2023, RGP revenue increased $36.3 million, or 10.0%, to $398.6 million compared to $362.3 million for the first half of fiscal 2022, primarily as a result of a 6.9% increase in billable hours and a 3.3% increase in average bill rate year over year. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of November 26, 2022 was 3,238 compared to 3,212 as of November 27, 2021.

Other Segments – Other Segments’ revenue for the second quarter of fiscal 2023 declined by $8.1 million to $2.8 million, compared to the second quarter of fiscal 2022. The revenue decrease is primarily due to the $7.0 million decline in revenue as a result of the divestiture of taskforce on May 31, 2022 and a $1.0 million decline in Sitrick’s revenue for the second quarter of 2023 compared to the second quarter of fiscal 2022. Sitrick continued to be affected by the lingering impact of the Pandemic on the court system resulting in more settlements, hindering leads for revenue generation in the business. For the first half of fiscal 2023, revenue from Other Segments decreased $15.2 million, or 72.3%, to $5.8 million from $21.0 million for the first half of fiscal 2022, primarily as a result of a $13.0 million decline in revenue from the divestiture of taskforce in the current year and a $2.2 million decline in Sitrick revenue.

The number of consultants on assignment under Other Segments as of November 26, 2022 was 17 compared to 107 as of November 27, 2021. The decrease was related to the divestiture of taskforce.

Adjusted EBITDA by Segment

RGP – RGP’s Adjusted EBITDA increased $5.5 million, or 17.3%, to $37.7 million for the second quarter of fiscal 2023, compared to $32.1 million for the second quarter of fiscal 2022. Compared to the prior year quarter, revenue increased $8.2 million for the second quarter of fiscal 2023, which was partially offset by the increase in the related cost of services of $2.0 million and the decrease in other income of $0.3 million. Additionally, SG&A costs attributed to RGP increased $0.4 million for the second quarter of fiscal 2023 as compared to the second quarter fiscal 2022 primarily due to the increase in management compensation expense of $1.9 million as a result of growth in the business as well as employee compensation adjustments to remain competitive in the current labor market; a $0.8 million increase in computer software and consulting costs; an increase of $0.7 million in other business and travel expenses as business travel increased in a post-Pandemic environment to promote more effective go-to-market activities; and a $0.8 million increase in all other general and administration expenses to support the growth in the business. These cost increases were partially offset by reductions in bonus and commissions of $3.5 million as a result of more moderate year over year business growth and a decrease in occupancy costs of $0.3 million from real estate footprint reduction. For the second quarter of fiscal 2023, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $2.0 million and stock-based compensation expense of $2.0 million.

RGP’s Adjusted EBITDA increased $14.8 million, or 24.2%, to $76.0 million for the first half of fiscal 2023, compared to $61.2 million in the first half of fiscal 2022. The increase was primarily attributable to the $36.3 million increase in revenue for the first half of fiscal 2023, which was partially offset by the increase in the cost of services of $15.6 million and the decrease in other income of $0.2 million. Additionally, SG&A costs attributed to RGP increased $5.5 million for the first half of fiscal 2023 as compared to the first half of fiscal 2022 primarily due to the increase in management compensation of $4.1 million as a result of growth in the business as well as employee compensation adjustments to remain competitive in the current labor market; a $1.3 million increase in other business and travel expenses; a $1.3 million increase in computer software and consulting costs; a $0.7 million increase in recruiting expenses; and a $1.4 million increase in all other general and administration expenses to support the growth in the business. These cost increases were partially offset by reductions in bonuses and commissions of $2.5 million as a result of more moderate year over year business growth and a decrease in occupancy costs of $0.8 million from real estate footprint reduction. For the first six months of fiscal 2023, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization expenses of $4.1 million and stock-based compensation expense of $4.3 million.

The trend in revenue, cost of services and other costs and expenses at RGP compared to the prior year period is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.9 million, or 73.1%, for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The decline was primarily driven by the $8.1 million decrease in revenue due to the divestiture of taskforce and slow business recovery in Sitrick from the Pandemic, which is partially offset by a $5.6 million decrease in the cost of services. In addition, management compensation decreased by $1.1 million, and bonus and commissions decreased by $0.5 million, which are primarily attributed to the divestiture of taskforce. For the second quarter of fiscal 2023, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of less than $0.1 million and stock-based compensation expense of $0.3 million.

Other Segments’ Adjusted EBITDA declined $1.6 million, or 71.0%, to $0.6 million in the first six months of fiscal 2023 compared to the same period in fiscal 2022. The decline is attributable to the $15.2 million decrease in revenue due to the divestiture of taskforce at the beginning of fiscal 2023 and slow business recovery in Sitrick from the Pandemic, which is partially offset by a $10.2 million decrease in the cost of services. In addition, management compensation decreased by $1.9 million, bonus and commissions decreased by $1.0 million, and occupancy costs were reduced by $0.5 million, which are primarily attributed to the divestiture of taskforce. For the first six months of fiscal 2023, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization expenses of $0.1 million and stock-based compensation of $0.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of November 26, 2022, we had $89.4 million of cash and cash equivalents, including $40.3 million held in international operations.

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

On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a new credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “New Credit Agreement”), and concurrently terminated the Previous Credit Facility. The New Credit Agreement provides for a $175.0 million senior secured revolving loan (the “New Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the New Credit Agreement. The New Credit Facility matures on November 12, 2026. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

As of November 26, 2022, we had $20.0 million outstanding under the New Credit Facility. Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending on the Company’s consolidated leverage ratio.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 26, 2022, the Company had no borrowings outstanding under the Beijing Revolver.

The New Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Company’s debt is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2023 Strategic Focus Areas” above, requires significant investments over multiple years. During the first six months of fiscal 2023, we refined the deployment roadmap and the estimated amount of the investments required for this multi-year initiative to be in the range of $30.0 million to $33.0 million through the completion of the system implementation. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The actual amount of investment and the timing will depend on a number of variables, including progress made on the implementation. We expect the majority of the investment will take place in fiscal 2023 and fiscal 2024. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. Such effort will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will provide sufficient funds for these initiatives. As of November 26, 2022, we have non-cancellable purchase obligations totaling $13.4 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with this initiative: $0.5 million due during the remaining half of fiscal 2023; $4.0 million due during fiscal 2024; $3.7 million due during fiscal 2025; $2.1 million due during fiscal 2026; and $3.1 million due thereafter.

We have completed our restructuring initiatives globally and do not expect any future cash requirements for these restructuring initiatives. Other trends impacting our near-term liquidity include the deferral of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and certain tax planning strategies implemented in the fourth quarter of fiscal 2021. The CARES Act includes provisions, among others, allowing deferral of the employer portion of the social security payroll taxes and addressing the carryback of net operating losses (“NOLs”) for specific periods. We previously elected to defer the employer portion of social security payroll taxes through December 31, 2020 totaling $12.6 million. Subsequent to the deferral, we elected to make partial repayments of $8.6 million in calendar year 2021. We paid the remaining $4.0 million of deferred payroll taxes subsequent to the end of the second quarter of fiscal 2023. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018 and allowed us to request refunds for alternative minimum tax (“AMT”) credits for fiscal years 2019 and 2020. We recognized a discrete tax benefit of $12.8 million in fiscal 2021 and filed for a federal income tax refund in the amount of $34.8 million (before interest) in April 2022. As of November 26, 2022, we have received a refund of $10.3 million (including interest income). In December 2022, subsequent to the second quarter, we received an additional $9.3 million (including interest income). We expect to receive the remainder of the refund in the early part of calendar year 2023; however, there may be unanticipated processing delays that postpone receipt.

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

Operating Activities

Operating activities for the first six months of fiscal 2023 provided cash of $23.7 million compared to $3.5 million cash provided for the first six months of fiscal 2022. In the first six months of fiscal 2023, cash provided by operations resulted from net income of $35.6 million and non-cash adjustments of $6.2 million. Additionally, net unfavorable changes in operating assets and liabilities totaled $18.2 million, primarily consisting of a $20.5 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive during the first six months of fiscal 2023; a $4.8 million decrease in other liabilities (which included a $2.7 million settlement of the previously recorded deposit liability at the completion of the sale of taskforce on May 31, 2022); and a $3.3 million increase in trade accounts receivable. These unfavorable changes are partially offset by a $6.2 million decrease in prepaid income taxes, largely due to the receipt of a $10.3 million of tax refund, and a $3.9 million increase in accounts payable and other accrued expenses.

In the first six months of fiscal 2022, cash provided by operations resulted from net income of $27.2 million and non-cash adjustments of $8.8 million. Additionally, for the first half of fiscal 2022, net unfavorable changes in operating assets and liabilities totaled $32.5 million, primarily consisting of a $29.2 million increase in trade accounts receivable, mainly attributable to accelerated revenue growth throughout the first half of fiscal 2022, the final Veracity contingent consideration payment, of which $3.7 million was categorized as operating (the remaining $3.3 million of the total $7.0 million contingent consideration payment was categorized as financing cash flow) and a $3.1 million increase in income taxes receivable due to timing of estimated quarterly tax payments.

Investing Activities

Net cash provided by investing activities was $1.8 million for the first six months of fiscal 2023 compared to the net cash used of $2.3 million for the first six months of fiscal 2022. Net cash provided by investing activities in the first six months of fiscal 2023 was primarily related to the cash proceeds from the divestiture of taskforce partially offset by the cost incurred for the development of internal-use software and acquisition of property and equipment. Net cash used in investing activities in the first six months of fiscal 2022 was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $38.4 million in the first six months of fiscal 2023 compared to $3.3 million in the first six months of fiscal 2022. Net cash used in financing activities during the first six months of fiscal 2023 consisted of net repayments on the New Credit Facility of $34.0 million (consisting of $49.0 million of repayments and $15.0 million of proceeds), cash dividend payments of $9.4 million, and $5.3 million to purchase 318,438 shares of common stock on the open market; these uses were partially offset by $10.3 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities during the first six months of fiscal 2022 consisted of $9.3 million in cash dividends paid, the final Veracity contingent consideration payment, of which $3.3 million was categorized as financing, and the Expertence contingent consideration payment of $0.3 million, partially offset by $0.4 million of net borrowings under both the Previous Credit Facility and the New Credit Facility, and $9.2 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the New Credit Facility that bear interest at a variable market rate.

As of November 26, 2022, we had approximately $89.4 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

As of November 26, 2022, we had $20.0 million of borrowings under our New Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate and, to a lesser extent, the loan prime rate on the Beijing Revolver. See “Sources and Uses of Liquidity” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our New Credit Facility and the Beijing Revolver. At the current level of borrowing under the New Credit Facility of $20.0 million as of November 26, 2022, a 10% change in interest rates would have resulted in a $0.1 million change in annual interest expense. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the six months ended November 26, 2022, approximately 13.9% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 55.0% of our balances of cash and cash equivalents as of November 26, 2022 were denominated in U.S. dollars. The remaining amount of approximately 45.0% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 26, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 26, 2022. There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the fiscal quarter ended November 26, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock for the three months ended November 26, 2022. All shares were repurchased pursuant to the July 2015 program as described in footnote (1) below.

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of Publicly	that May Yet be
	of Shares	per	Announced Plans or	Purchased Under
Period	Purchased	Share	Programs (1)	the Plans or Programs
August 28, 2022— September 24, 2022	-	$-	-	$65,445,997
September 25, 2022 — October 22, 2022	313,468	$16.79	313,468	$60,181,899
October 23, 2022 — November 26, 2022	4,970	$17.50	4,970	$60,094,931
Total August 28, 2022 — November 26, 2022	318,438	$16.80	318,438	$60,094,931

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

ITEM 6. EXHIBITS.

The following exhibits are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
10.1*+	Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan.
10.2+

Resources Connection, Inc. 2019 Employee Stock Purchase Plan (As amended and restated on August 18, 2022) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.3+

Employment Agreement dated October 21, 2022 between Jennifer Y. Ryu, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

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
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 26, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

______

*        Filed herewith.

**      Furnished herewith.

+Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: January 5, 2023	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2023	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)