Form 10-Q
period 2023-02-25
RESOURCES CONNECTION, INC.
filed 2023-04-06
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2023

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

As of March 30, 2023, 33,628,762 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	February 25,	May 28,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,905	$104,224
Trade accounts receivable, net of allowance for doubtful accounts of $3,012 and $2,121 as of February 25, 2023 and May 28, 2022, respectively	143,584	153,154
Prepaid expenses and other current assets	7,046	6,123
Assets held for sale	-	9,889
Income taxes receivable	8,019	35,151
Total current assets	262,554	308,541
Goodwill	206,439	209,785
Intangible assets, net	12,327	15,760
Property and equipment, net	16,133	17,657
Operating lease right-of-use assets	16,469	17,541
Deferred tax assets	10,304	8,266
Other non-current assets	8,094	3,923
Total assets	$532,320	$581,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$16,548	$13,630
Accrued salaries and related obligations	66,676	83,549
Operating lease liabilities, current	7,743	8,193
Liabilities held for sale	-	4,419
Other current liabilities	11,123	14,531
Total current liabilities	102,090	124,322
Long-term debt	-	54,000
Operating lease liabilities, non-current	11,510	13,352
Deferred tax liabilities	8,718	14,428
Other non-current liabilities	3,167	2,922
Total liabilities	125,485	209,024
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 35,398 and 34,352 shares issued, and 33,625 and 33,197 shares outstanding as of February 25, 2023 and May 28, 2022, respectively	354	344
Additional paid-in capital	374,563	355,502
Accumulated other comprehensive loss	(18,635)	(16,484)
Retained earnings	80,711	52,738
Treasury stock at cost, 1,773 and 1,155 shares as of February 25, 2023 and May 28, 2022, respectively	(30,158)	(19,651)
Total stockholders’ equity	406,835	372,449
Total liabilities and stockholders’ equity	$532,320	$581,473

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
	2023	2022	2023	2022
Revenue	$186,777	$204,609	$591,194	$587,987
Direct cost of services	115,170	127,815	353,770	361,020
Gross profit	71,607	76,794	237,424	226,967
Selling, general and administrative expenses	59,371	57,090	172,335	165,365
Goodwill impairment	2,955	-	2,955	-
Amortization expense	1,275	1,321	3,743	3,608
Depreciation expense	885	882	2,652	2,694
Income from operations	7,121	17,501	55,739	55,300
Interest expense, net	147	307	662	744
Other income	(43)	(35)	(381)	(653)
Income before income tax (benefit) expense	7,017	17,229	55,458	55,209
Income tax (benefit) expense	(2)	(2,192)	12,867	8,561
Net income	$7,019	$19,421	$42,591	$46,648

Net income per common share:
Basic	$0.21	$0.59	$1.27	$1.42
Diluted	$0.21	$0.58	$1.24	$1.39

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,466	32,738	33,418	32,951
Diluted	34,149	33,375	34,245	33,556

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
	2023	2022	2023	2022

Net income	$7,019	$19,421	$42,591	$46,648
Foreign currency translation adjustment, net of tax	1,124	(963)	(2,151)	(5,319)
Total comprehensive income	$8,143	$18,458	$40,440	$41,329

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended February 25, 2023
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of November 26, 2022	35,108	$351	$367,948	1,473	$(25,002)	$(19,759)	$78,608	$402,146
Exercise of stock options	58	1	652	-	-	-	-	653
Stock-based compensation expense	-	-	2,610	-	-	-	-	2,610
Issuance of common stock purchased under Employee Stock Purchase Plan	210	2	3,154	-	-	-	-	3,156
Issuance of restricted stock	22	-	-	-	-	-	-	-
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,707)	(4,707)
Dividend equivalents on restricted stock units and performance stock units	-	-	199	-	-	-	(209)	(10)
Repurchase of common stock	-	-	-	300	(5,156)	-	-	(5,156)
Currency translation adjustment	-	-	-	-	-	1,124	-	1,124
Net income for the three months ended February 25, 2023	-	-	-	-	-	-	7,019	7,019
Balances as of February 25, 2023	35,398	$354	$374,563	1,773	$(30,158)	$(18,635)	$80,711	$406,835

	For the Nine Months Ended February 25, 2023
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	477	4	7,382	-	-	-	-	7,386
Stock-based compensation expense	-	-	6,970	-	-	-	-	6,970
Issuance of common stock purchased under Employee Stock Purchase Plan	393	4	5,995	-	-	-	-	5,999
Issuance of restricted stock	97	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	79	1	(1,762)	-	-	-	(5)	(1,766)
Cash dividends declared ($0.42 per share)	-	-	-	-	-	-	(14,136)	(14,136)
Dividend equivalents on restricted stock units and performance stock units	-	-	477	-	-	-	(477)	-
Repurchase of common stock	-	-	-	618	(10,507)	-	-	(10,507)
Currency translation adjustment	-	-	-	-	-	(2,151)	-	(2,151)
Net income for the nine months ended February 25, 2023	-	-	-	-	-	-	42,591	42,591
Balances as of February 25, 2023	35,398	$354	$374,563	1,773	$(30,158)	$(18,635)	$80,711	$406,835

	For the Three Months Ended February 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of November 27, 2021	33,683	$337	$342,807	-	$-	$(11,749)	$22,205	$353,600
Exercise of stock options	312	3	4,311	-	-	-	-	4,314
Stock-based compensation expense	-	-	2,115	-	-	-	-	2,115
Issuance of common stock purchased under Employee Stock Purchase Plan	243	2	2,825	-	-	-	-	2,827
Issuance of restricted stock	22	-	-	-	-	-	-	-
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,635)	(4,635)
Dividend equivalents on restricted stock units and performance stock units	-	-	70	-	-	-	(70)	-
Repurchase of common stock	-	-	-	1,155	(19,651)	-	-	(19,651)
Currency translation adjustment	-	-	-	-	-	(963)	-	(963)
Net income for the three months ended February 26, 2022	-	-	-	-	-	-	19,421	19,421
Balances as of February 26, 2022	34,260	$342	$352,128	1,155	$(19,651)	$(12,712)	$36,921	$357,028

	For the Nine Months Ended February 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	741	7	10,696	-	-	-	-	10,703
Stock-based compensation expense	-	-	4,969	-	-	-	-	4,969
Issuance of common stock purchased under Employee Stock Purchase Plan	463	4	5,174	-	-	-	-	5,178
Issuance of restricted stock	97	1	(1)	(2)	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	72	1	(1,096)	-	-	-	-	(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(24)	-	114	-	(50)	40
Cash dividends declared ($0.42 per share)	-	-	-	-	-	-	(13,991)	(13,991)
Dividend equivalents on restricted stock units and performance stock units	-	-	192	-	-	-	(192)	-
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686	-	(362,723)	-
Repurchase of common stock	-	-	-	1,155	(19,651)	-	-	(19,651)
Currency translation adjustment	-	-	-	-	-	(5,319)	-	(5,319)
Net income for the nine months ended February 26, 2022	-	-	-	-	-	-	46,648	46,648
Balances as of February 26, 2022	34,260	$342	$352,128	1,155	$(19,651)	$(12,712)	$36,921	$357,028

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	February 25,	February 26,
	2023	2022
Cash flows from operating activities:
Net income	$42,591	$46,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,395	6,302
Stock-based compensation expense	7,375	5,851
Gain on dispositions of subsidiaries	(238)	(959)
Goodwill impairment	2,955	-
Impairment of operating lease right-of-use assets	-	826
Adjustment to allowance for doubtful accounts	1,026	434
Deferred income taxes	(7,927)	(10,411)
Other, net	(291)	540
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	7,386	(36,399)
Prepaid expenses and other current assets	(914)	(622)
Income taxes	26,862	(1,036)
Other assets	(1,445)	(220)
Accounts payable and other accrued expenses	3,757	2,347
Accrued salaries and related obligations	(19,397)	19,857
Other liabilities	(4,257)	(10,482)
Net cash provided by operating activities	63,878	22,676

Cash flows from investing activities:
Proceeds from sale of taskforce	2,984	-
Proceeds from sale of assets	5	256
Investments in property and equipment and internal-use software	(1,441)	(2,619)
Net cash provided by (used in) investing activities	1,548	(2,363)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,257	11,293
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,999	5,178
Payment of contingent consideration liabilities	-	(3,575)
Proceeds from Revolving Credit Facility	15,000	73,393
Repayments on Revolving Credit Facility	(69,000)	(63,000)
Repurchase of common stock	(10,507)	(19,651)
Payment of debt issuance costs	-	(117)
Payment of cash dividends	(14,076)	(13,965)
Net cash used in financing activities	(64,327)	(10,444)

Effect of exchange rate changes on cash and cash equivalents	(1,418)	(2,071)
Net (decrease) increase in cash and cash equivalents	(319)	7,798
Cash and cash equivalents at beginning of period	104,224	74,391
Cash and cash equivalents at end of period	$103,905	$82,189

Supplemental cash flow disclosures
Income taxes paid, net of refund	$(6,354)	$20,201
Interest paid	875	766
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by landlord	$-	$7
Increase in long-term receivable in connection with the sale of taskforce	2,984	-
Dividends declared, not paid	4,707	4,635

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The third quarters of fiscal 2023 and 2022 each consisted of 13 weeks. The Company’s fiscal year 2023 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company as of and for the three and nine months ended February 25, 2023 and February 26, 2022 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reporting Segments

On May 31, 2022, the Company divested taskforce – Management on Demand GmbH, and its wholly-owned subsidiary skillforce – Executive Search GmbH, a German professional services firm operating under the taskforce brand (“taskforce”); see Note 4 – Dispositions for further information. Since the second quarter of fiscal 2021 and prior to the divestment, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH (“RGP Germany”), an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

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

The following table summarizes the calculation of net income per common share for the three and nine months ended February 25, 2023 and February 26, 2022 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
	2023	2022	2023	2022

Net income	$7,019	$19,421	$42,591	$46,648
Basic:
Weighted-average shares	33,466	32,738	33,418	32,951
Diluted:
Weighted-average shares	33,466	32,738	33,418	32,951
Potentially dilutive shares	683	637	827	605
Total diluted shares	34,149	33,375	34,245	33,556
Net income per common share:
Basic	$0.21	$0.59	$1.27	$1.42
Diluted	$0.21	$0.58	$1.24	$1.39
Anti-dilutive shares not included above	694	1,924	650	2,009

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

Goodwill Impairment

Goodwill is tested for impairment on an annual basis in the fourth quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level. Application of the goodwill impairment test requires judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, and determination of the Company’s weighted average cost of capital. Under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. The Company has assessed the existence of impairment indicators on goodwill associated with Sitrick, one of the Company’s operating segments and reporting units, as of February 25, 2023, and determined that quantitative impairment analyses were required due to its business performance.

As a result of the quantitative impairment test, the Company concluded that the carrying amount of the Sitrick exceeded its fair value, which resulted in an impairment charge of $3.0 million on the goodwill associated within the Other Segments on the consolidated statements of operations for the three and nine months ended February 25, 2023. No goodwill remains within Other Segments as of February 25, 2023. See Note 5 – Goodwill and Intangible Assets for further information.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale represent primarily cash, accounts receivable, goodwill and other assets and liabilities that met the criteria of “held for sale” accounting, as specified by ASC 360, Property, Plant, and Equipment. The effect of suspending amortization on noncurrent assets held for sale was immaterial to the Company’s results of operations.

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

As of February 25, 2023, the capitalized costs related to hosting arrangements incurred during the application development stage were $3.2 million. These capitalized hosting arrangements are included in other non-current assets on the consolidated balance sheet and no costs were amortized. There were no capitalized costs recorded as of May 28, 2022.

Stock Repurchases and Retirement

The Company’s stock repurchase program provides an opportunity for the Company to repurchase shares at the discretion of the Company’s senior executives based on numerous factors, including, without limitation, share price and other market conditions, the Company’s ongoing capital allocation planning, the levels of cash and debt balances, and other demands for cash. The Company recognizes treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock.

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

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $40.7 million and $42.6 million as of February 25, 2023 and May 28, 2022, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.7 million and $4.2 million as of February 25, 2023 and May 28, 2022, respectively. Revenues recognized during the three and nine months ended February 25, 2023, which were included in deferred revenue as of May 28, 2022 were $0.6 million and $2.3 million, respectively.

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

On May 31, 2022, the Company completed the sale of taskforce. Upon conclusion of the Final Completion Accounts and Calculation (as defined in the Sale and Purchase Agreement), the final purchase price was determined to be EUR 5.5 million (approximately $6.0 million), of which EUR 2.8 million (approximately $3.0 million) was received in cash and EUR 2.7 million (approximately $3.0 million) shall become due in July 2024 in accordance with the SPA. Such receivable is presented in other non-current assets in the Consolidated Balance Sheets. See Note 14 – Subsequent Event for further information.

The Company recognized a $0.2 million gain on the sale during the nine months ended February 25, 2023, which was recorded in other income in the Company’s Consolidated Statements of Operations.

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

The Company accrued approximately $0.1 million in disposal costs related to the sale of taskforce in the Consolidated Balance Sheets as of May 28, 2022 and recorded an immaterial amount of disposal costs during the nine months ended February 25, 2023. The disposition of taskforce did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

Other Dispositions

As part of its restructuring effort in Europe which began in fiscal 2021, the Company completed the dissolution of the following three foreign subsidiaries during the nine months ended February 26, 2022: Resources Global Professionals (France) SAS, Resources Global Professionals (Denmark) AS, and Resources Global Professionals (Italy) SRL. The Company recognized a total gain on dissolution of $1.1 million and $1.0 million during the three and nine months ended February 26, 2022, respectively. The net gain on the dissolution was primarily related to the recognition of the accumulated translation adjustment associated with these foreign subsidiaries, which was included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. None of the markets sold or exited during the nine months ended February 26, 2022 represented a strategic shift of the Company’s operations.

5. Goodwill and Intangible Assets

During the third quarter of fiscal 2023, the Company completed a goodwill impairment analysis for Sitrick, a strategic and crisis communications business acquired in 2009. Despite signing numerous new clients over the last two years, restricted travel during the pandemic and forced court shutdowns and delayed legal proceedings both during and in the aftermath of the pandemic adversely impacted Sitrick’s business. The Company determined that the carrying value of Sitrick, also a reporting unit, was in excess of its fair value and as such recorded a non-cash impairment charge of $3.0 million during the quarter ended February 25, 2023, reducing the goodwill within the Other Segments to zero as of February 25, 2023. See Note 2 – Summary of Significant Accounting Policies for further information.

The Company determined the fair value of Sitrick (within Other Segments) based on an income approach, using the present value of future discounted cash flows. Significant estimates used to determine fair value included the weighted-average cost of capital and financial projections.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total
Balance as of May 28, 2022	$206,830	$2,955	$209,785
Goodwill impairment	-	(2,955)	(2,955)
Impact of foreign currency exchange rate changes	(391)	-	(391)
Balance as of February 25, 2023	$206,439	$-	$206,439

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of February 25, 2023			As of May 28, 2022
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contracts and relationships	3 - 8 years	$22,000	$(13,073)	$8,927	$22,000	$(10,889)	$11,111
Computer software	2 - 3.5 years	7,071	(3,671)	3,400	6,762	(2,149)	4,613
Tradenames	3 - 10 years	-	-	-	3,070	(3,034)	36
Backlog	17 months	-	-	-	1,210	(1,210)	-
Total		$29,071	$(16,744)	$12,327	$33,042	$(17,282)	$15,760

The Company recorded amortization expense of $1.3 million for both the three months ended February 25, 2023 and February 26, 2022, and $3.7 million and $3.6 million for the nine months ended February 25, 2023 and February 26, 2022, respectively.

The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

Fiscal Years:

2023 (remaining three months)	$1,275
2024	5,017
2025	3,542
2026	2,238
2027	255
Total	$12,327

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

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Operating lease cost (1)	$1,891	$2,185	$5,364	$6,672
Short-term lease cost	32	23	64	66
Variable lease cost	336	504	925	1,587
Sublease income (2)	(113)	(282)	(402)	(800)
Total lease cost	$2,146	$2,430	$5,951	$7,525

(1) Operating lease cost for the nine months ended February 25, 2023 includes a $0.4 million reduction resulting from a one-time settlement of a lease liability involving an office space.

(2) Sublease income does not include rental income received from owned property, which is not material.

The weighted-average lease term and weighted-average discount rate for operating leases as of February 25, 2023 and May 28, 2022 are presented in the following table:

	As of	As of
	February 25, 2023	May 28, 2022
Weighted-average remaining lease term	3.6 years	3.3 years
Weighted-average discount rate	3.91%	3.81%

Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,269	$2,720	$7,045	$8,501
Right-of-use assets obtained in exchange for new operating lease obligations	$217	$231	$4,206	$1,699

Future maturities of operating lease liabilities as of February 25, 2023 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2023 (remaining three months)	$2,218
2024	7,788
2025	4,083
2026	2,523
2027	1,662
Thereafter	2,376
Total future lease payments	20,650
Less: interest	(1,397)
Present value of operating lease liabilities	$19,253

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

Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio, which resulted in an interest rate of 0% as of February 25, 2023 (due to no borrowings) and 2.15% as of May 28, 2022. The Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending on the Company’s consolidated leverage ratio.

The New Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the New Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the New Credit Agreement as of February 25, 2023.

The Company had no borrowings as of February 25, 2023 and borrowed $54.0 million as of May 28, 2022 under the New Credit Facility. In addition, the Company had $0.8 million and $1.2 million of outstanding letters of credit issued as of February 25, 2023 and May 28, 2022, respectively, in each case under the New Credit Facility. As of February 25, 2023, there was $174.2 million remaining capacity under the New Credit Facility.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 25, 2023, the Company had no borrowings outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on February 25, 2023) in availability under the Beijing Revolver. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.

8. Income Taxes

For the three months ended February 25, 2023 and February 26, 2022, the Company’s income tax benefit was nearly zero, an effective tax benefit rate of less than 0.1%, and $2.2 million, an effective tax benefit rate of 12.7%, respectively. For the nine months ended February 25, 2023 and February 26, 2022, the Company’s income tax expense was $12.9 million, an effective tax rate of 23.2%, and $8.6 million, an effective tax rate of 15.5%, respectively. The effective tax rate for the third quarter of fiscal 2022 was attributed largely to a non-recurring tax benefit of $2.6 million from the dissolution of the Company’s French entity and a tax benefit of $4.9 million from the release of a valuation allowance in a specific European entity. The effective tax rate for the third quarter of fiscal 2023 was attributed largely to a tax benefit of $1.9 million from the release of a valuation allowance in two European entities.

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

For the three months ended February 25, 2023 and February 26, 2022, the Company recognized a tax benefit of approximately $0.2 million and $0.5 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock or restricted stock unit awards, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”). For the nine months ended February 25, 2023 and February 26, 2022, the Company recognized a tax benefit of approximately $2.0 million and $1.3 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $0.9 million as of both February 25, 2023 and May 28, 2022, which, if ultimately recognized, any differences in assessment or non-assessment would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as the Company does not anticipate any cash payments within 12 months to settle the liability.

In April 2022, the Company filed for a U.S. federal income tax refund in the amount of $34.8 million related to the carry back of the fiscal year 2021 net operating loss to fiscal years 2016 to 2018 and refund of alternative minimum tax (“AMT”) credits for fiscal years 2019 and 2020. As of February 25, 2023, the Company has received a refund of $35.5 million (including interest income of $0.7 million). The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by the U.S. government. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company’s consolidated financial statements.

9. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors has previously approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended February 25, 2023, the Company purchased 300,000 shares of its common stock on the open market at an average price of $17.19 per share, for an aggregate total purchase price of approximately $5.2 million. During the nine months ended February 25, 2023, the Company purchased 618,438 shares of its common stock on the open market at an average price of $16.99 per share, for an aggregate total purchase price of approximately $10.5 million. As of February 25, 2023, approximately $54.9 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

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

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On January 19, 2023, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on March 16, 2023 to stockholders of record at the close of business on February 16, 2023. As of February 25, 2023 and May 28, 2022, $4.7 million and $4.6 million, respectively, were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. We pay dividend equivalents on outstanding restricted stock units and performance stock units. Dividend equivalents are accrued and paid upon vesting of restricted stock units and earned performance stock units. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the New Credit Facility and other agreements, and other factors deemed relevant by the board of directors.

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

10. Restructuring Activities

During calendar year 2020, the Company initiated a global restructuring and business transformation plan in North America, Asia Pacific and Europe (the “Restructuring Plans”). The Restructuring Plans consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high-growth clients; and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high-growth core markets for greater impact. The Company incurred employee termination and facility exit costs associated with the Company’s restructuring initiatives within its RGP segment, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The Restructuring Plans were substantially completed in fiscal 2021. Restructuring costs were insignificant for both the three months ended February 25, 2023 and February 26, 2022. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities were ($0.4) million and $0.8 million for the nine months ended February 25, 2023 and February 26, 2022, respectively. Restructuring liability recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet was zero and $0.4 million as of February 25, 2023 and May 28, 2022, respectively.

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. The performance period for the performance stock unit awards is three years. As of February 25, 2023, there were 1,219,929 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of performance stock units earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares expected to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.

Stock-based compensation expense included in selling, general and administrative expenses was $2.6 million and $2.2 million for the three months ended February 25, 2023 and February 26, 2022, respectively, and $7.4 million and $5.9 million for the nine months ended February 25, 2023 and February 26, 2022, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of approximately $0.5 million associated with such stock-based compensation expense during each of the three months ended February 25, 2023 and February 26, 2022, and $1.5 million and $1.3 million during the nine months ended February 25, 2023 and February 26, 2022, respectively.

Stock Options

The following table summarizes the stock option activity for the nine months ended February 25, 2023 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Outstanding at May 28, 2022	3,350	$16.08
Exercised	(477)	15.48
Forfeited	(28)	17.42
Expired	(36)	16.05
Outstanding at February 25, 2023	2,809	$16.18
Exercisable at February 25, 2023	2,590	$16.07
Vested and expected to vest at February 25, 2023 (1)	2,797	$16.17

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 218,745 as of February 25, 2023.

As of February 25, 2023, there was $0.5 million of total unrecognized compensation cost related to unvested and outstanding employee stock options. The cost is expected to be recognized over a weighted-average period of 0.58 years.

Employee Stock Purchase Plan

On October 20, 2022, the Company’s stockholders approved an amendment to the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued approximately 393,060 and 463,000 shares of common stock pursuant to the ESPP during the nine months ended February 25, 2023 and February 26, 2022, respectively. There were 1,778,924 shares of common stock available for issuance under the ESPP as of February 25, 2023.

Restricted Stock Awards (“RSAs”)

The following table summarizes the activities for the unvested RSAs for the nine months ended February 25, 2023 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	183	$15.88
Granted	97	18.31
Vested	(71)	15.37
Forfeited	-	-
Unvested as of February 25, 2023	209	$17.19
Expected to vest as of February 25, 2023	182	$17.13

As of February 25, 2023, there was $2.7 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.61 years.

Restricted Stock Units (“RSUs”)

The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash.

The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the nine months ended February 25, 2023 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	579	$14.03	66	$14.89	645	$14.12
Granted (1)	244	18.24	25	18.60	269	18.27
Vested	(175)	13.63	(31)	15.35	(206)	13.89
Forfeited	(17)	12.96	-	-	(17)	12.96
Unvested as of February 25, 2023	631	$15.77	60	$16.55	691	$15.84
Expected to vest as of February 25, 2023	567	$15.70	60	$16.55	627	$15.78

(1) The dividend equivalents are included in the granted shares.

As of February 25, 2023, there was $7.6 million of total unrecognized compensation cost related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.85 years.

As of February 25, 2023, there was $0.9 million of total unrecognized compensation cost related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.90 years.

Performance Stock Units (“PSUs”)

During the nine months ended February 25, 2023 and February 26, 2022, the Company issued PSUs to certain members of management and other select employees. The total number of shares that would vest under the PSUs will be determined at the end of the respective three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA (as defined below in Note 13 – Segment Information and Enterprise Reporting) percentage targets over the performance period.

The following table summarizes the activities for the unvested PSUs for the nine months ended February 25, 2023 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	196	$18.41
Granted (2)	240	18.24
Vested	-	-
Forfeited	(4)	18.44
Unvested as of February 25, 2023	432	$18.32
Expected to vest as of February 25, 2023	386	$18.32

(1) Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the respective performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.

(2) The dividend equivalents are included in the granted shares.

As of February 25, 2023, there was $5.5 million of total unrecognized compensation cost related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 1.86 years.

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

Performance measurement is based on segment Adjusted EBITDA, a non-GAAP measure. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus or minus stock-based compensation expense, technology transformation costs, goodwill impairment, restructuring costs, and contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue:
RGP	$184,270	$195,251	$582,849	$557,584
Other Segments (1)	2,507	9,358	8,345	30,403
Total revenue	$186,777	$204,609	$591,194	$587,987

Adjusted EBITDA:
RGP	$25,320	$30,656	$101,331	$91,833
Other Segments (1)	113	579	761	2,817
Reconciling items (2)	(8,817)	(8,766)	(25,135)	(24,881)
Total Adjusted EBITDA (3)	$16,616	$22,469	$76,957	$69,769

(1) Amounts reported in Other Segments for the three and nine months ended February 25, 2023 include Sitrick, and, for the nine months ended February 25, 2023, an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the three and nine months ended February 26, 2022 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$7,019	$19,421	$42,591	$46,648
Adjustments:
Amortization expense	1,275	1,321	3,743	3,608
Depreciation expense	885	882	2,652	2,694
Interest expense, net	147	307	662	744
Income tax (benefit) expense	(2)	(2,192)	12,867	8,561
EBITDA	9,324	19,739	62,515	62,255
Stock-based compensation expense	2,609	2,202	7,375	5,851
Technology transformation costs (1)	1,737	461	4,476	690
Goodwill impairment (2)	2,955	-	2,955	-
Restructuring costs (3)	(9)	67	(364)	807
Contingent consideration adjustment	-	-	-	166
Adjusted EBITDA	$16,616	$22,469	$76,957	$69,769

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

(2) Goodwill impairment charge recognized during the three and nine months ended February 25, 2023 was related to the Sitrick operating segment.

(3) The Company substantially completed the Restructuring Plans in fiscal 2021. Substantially all the remaining accrued restructuring liability on the books related to employee termination costs was either paid or released as of February 25, 2023.

14. Subsequent Event

Collection on taskforce’s note receivable

On March 3, 2023, the Company received EUR 2.4 million (approximately $2.5 million) of repayment on the note receivable from the Purchasers of taskforce. See Note 4 – Dispositions. Including accrued interest, the remaining balance of the note receivable was EUR 0.6 million (approximately $0.6 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three and nine months ended February 25, 2023 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 28, 2022 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.

These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions (including recessionary pressures, decreases in consumer spending power or confidence and significant uncertainty in the global economy and capital markets resulting from rising inflation, volatility in energy and commodity prices, the impact of the Russia-Ukraine war, increasing diplomatic and trade friction between the U.S. and China, and related supply chain issues), risks arising from epidemic diseases or pandemics, potential adverse effects to our and our clients’ liquidity and financial performances from bank failures or other events affecting financial institutions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts may not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities including due to social, political, regulatory, legal and economic risks in the countries and regions in which we operate, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 28, 2022 and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

A disruptor within the professional services industry since our founding in 1996, today the Company embraces its differentiated agile delivery model. The trends in today’s marketplace favor the flexibility and agility that RGP provides as businesses confront transformation pressures and speed-to-market challenges. While these forces were already at play in 2019, the COVID-19 pandemic (the “Pandemic”) has served to significantly transform the modern workplace in ways that offer us a clear competitive advantage. As talent preferences have shifted dramatically in the direction of flexibility, choice and control, employers struggling to compete in today’s environment must rethink the way work gets done and consider implementing new, more agile workforce strategies.

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

We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGPTM (“HUGO”), our digital engagement platform, allows such an experience for clients and talent in the professional staffing space to connect, engage and even transact directly. We piloted the platform in three primary markets – New York/New Jersey, Southern California and Texas, and have continued to enhance its functionality with further artificial intelligence and machine learning. We have also been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the United States (“U.S.”). Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current professional staffing business, which we believe will not only drive top-line growth but also enhance profitability.

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

As our clients continue to accelerate their digital and workforce paradigm transformations, the need for automation and self-service has been an increasing trend, especially in light of the continuing impact of the trends started by the Pandemic. We have been focused on expanding our digital consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities.

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

In fiscal 2022, we introduced our new tagline ― Dare to Work Differently. TM ― to clarify our brand voice to align with hybrid workforce strategy and where our clients need us most: execution with subject matter expertise. We implemented further clarification and activation of our new brand positioning in the first nine months of fiscal 2023. Our co-delivery ethos is focused around partnering with clients on project execution. Our brand marketing will continue to emphasize and accentuate our unique qualifications in this arena. We believe clear articulation and successful marketing of our distinctive market position is key to attracting and retaining both clients and talent, enabling us to drive continued growth.

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

Deepen client centricity – The third area of focus for fiscal 2023 is to continue to deepen and broaden our trusted client relationships through expanded marquee account and key industry vertical programs to increase our focus on account penetration. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. During fiscal 2023, we have expanded the Strategic Client Account and industry programs by adding clients and taking a more client-centric and borderless approach to serving these clients. We believe this focus has and will continue to enhance our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients.

In addition, we formed a new Emerging Accounts program, which consists of smaller clients where demand tends to be more episodic. Our newly formed dedicated account team have been able to serve this segment of clients with more focus and attention while nurturing and growing the depth of our relationships. Our services continue to emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. Client relationships and needs are addressed from a client-centric, not geographic, perspective so that our experienced management team and consultants understand our clients’ business issues and help them define their project needs to deliver an integrated, relationship-based approach to meeting the clients’ objectives. We believe that by continuing to deliver high-quality services and by deepening our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets.

Enhance pricing – Fourth, we have made solid progress in evolving and enhancing our pricing strategy to ensure we adopt a value-based approach for our project execution services, which has become increasingly more relevant and in demand in the current macro environment. As we deepen our client relationships and raise our clients’ perception of our ability to add value through our services, we anticipate further increasing bill rates for our services to appropriately capture the value of the talent and solutions delivered. Key focus areas include: creating more centralized pricing governance, strategy and approach; conducting a deep pricing analysis to identify and develop areas that need improvement; and instituting new pricing training for all sales, talent and other go-to-market team members. Through these actions, we have been able to achieve higher bill rates across a majority of the markets in the current fiscal year to drive topline revenue and profitability.

Pursue targeted mergers and acquisitions – Lastly, we will seek to accelerate growth through strategic mergers and acquisitions that drive additional scale or expand and complement our existing core capabilities. Following the successful acquisition and integration of Veracity Consulting Group, LLC (“Veracity”), which accelerated our digital capabilities and our ability to offer comprehensive digital innovation services, we have been actively building a pipeline of acquisition opportunities to add scale to Veracity or augment and expand the breadth and depth of our digital transformation capabilities. In addition to digital, we have also been pursuing other consulting capabilities that would drive and foster growth opportunity for our core business.

Market Trends and Uncertainties

On a macro level, uncertain macroeconomic conditions (including bank failures and other events affecting financial institutions, rising inflation, volatility in energy and commodity prices, the impact of the Russia-Ukraine war, increasing diplomatic and trade friction between the U.S. and China, supply chain issues and labor shortages) as well as increases in interest rates and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We expect these conditions will continue in the remainder of fiscal 2023 and beyond. While we are not able to fully predict the potential impact, we are seeing more caution in spending within our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in a further decline in billable hours and a negative impact on our bill rates that would adversely affect our financial results and operating cash flows.

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

•Adjusted EBITDA is calculated as EBITDA plus or minus stock-based compensation expense, technology transformation costs, goodwill impairment, restructuring costs, and contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

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

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
Revenue by Geography	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
North America
As reported (GAAP)	$163,790	$173,569	$519,994	$492,602
Currency impact	(196)		(171)
Business days impact	-		-
Same-day constant currency revenue	$163,594		$519,823

Europe
As reported (GAAP) (1)	$10,176	$17,856	$31,752	$56,642
Currency impact	824		4,198
Business days impact	642		736
Same-day constant currency revenue	$11,642		$36,686

Asia Pacific
As reported (GAAP)	$12,811	$13,184	$39,448	$38,743
Currency impact	1,230		4,704
Business days impact	433		471
Same-day constant currency revenue	$14,474		$44,623

Total Consolidated
As reported (GAAP) (1)	$186,777	$204,609	$591,194	$587,987
Currency impact	1,858		8,731
Business days impact	1,075		1,207
Same-day constant currency revenue	$189,710		$601,132

Number of Business Days
North America (2)	61	61	186	186
Europe (3)	59	63	187	192
Asia Pacific (3)	59	62	183	186

(1) Total Consolidated revenue and Europe revenue as reported under GAAP include taskforce revenue of zero and $6.7 million for the three months ended February 25, 2023 and February 26, 2022, respectively, and $0.2 million and $19.9 million for the nine months ended February 25, 2023 and February 26, 2022, respectively.

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

	Three Months Ended				Nine Months Ended
	February 25,	% of	February 26,	% of	February 25,	% of	February 26,	% of
	2023	Revenue	2022	Revenue	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net income	$7,019	3.8%	$19,421	9.5%	$42,591	7.2%	$46,648	7.9%
Adjustments:
Amortization expense	1,275	0.7	1,321	0.6	3,743	0.6	3,608	0.6
Depreciation expense	885	0.4	882	0.4	2,652	0.4	2,694	0.5
Interest expense, net	147	0.1	307	0.2	662	0.1	744	0.1
Income tax (benefit) expense	(2)	-	(2,192)	(1.1)	12,867	2.3	8,561	1.5
EBITDA	9,324	5.0	19,739	9.6	62,515	10.6	62,255	10.6
Stock-based compensation expense	2,609	1.4	2,202	1.1	7,375	1.2	5,851	1.0
Technology transformation costs (1)	1,737	0.9	461	0.2	4,476	0.8	690	0.1
Goodwill impairment (2)	2,955	1.6	-	-	2,955	0.5	-	-
Restructuring costs (3)	(9)	-	67	0.1	(364)	(0.1)	807	0.2
Contingent consideration adjustment	-	-	-	-	-	-	166	-
Adjusted EBITDA	$16,616	8.9%	$22,469	11.0%	$76,957	13.0%	$69,769	11.9%

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

(2) Goodwill impairment charge recognized during the three and nine months ended February 25, 2023 was related to the Sitrick operating segment.

(3) The Company substantially completed the Restructuring Plans in fiscal 2021. Substantially all remaining accrued restructuring liability on the books related to employee termination costs was either paid or released as of February 25, 2023.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for the three and nine months ended February 25, 2023 and February 26, 2022, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	February 25,	% of	February 26,	% of	February 25,	% of	February 26,	% of
	2023	Revenue (1)	2022	Revenue (1)	2023	Revenue (1)	2022	Revenue (1)
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$186,777	100.0%	$204,609	100.0%	$591,194	100.0%	$587,987	100.0%
Direct cost of services	115,170	61.7	127,815	62.5	353,770	59.8	361,020	61.4
Gross profit	71,607	38.3	76,794	37.5	237,424	40.2	226,967	38.6
Selling, general and administrative expenses	59,371	31.8	57,090	27.9	172,335	29.2	165,365	28.1
Goodwill impairment	2,955	1.6	-	-	2,955	0.5	-	-
Amortization expense	1,275	0.7	1,321	0.6	3,743	0.6	3,608	0.6
Depreciation expense	885	0.4	882	0.4	2,652	0.4	2,694	0.5
Income from operations	7,121	3.8	17,501	8.6	55,739	9.5	55,300	9.4
Interest expense, net	147	-	307	0.2	662	0.1	744	0.1
Other income	(43)	-	(35)	-	(381)	(0.1)	(653)	(0.1)
Income before income tax (benefit) expense	7,017	3.8	17,229	8.4	55,458	9.5	55,209	9.4
Income tax (benefit) expense	(2)	-	(2,192)	(1.1)	12,867	2.3	8,561	1.5
Net income	$7,019	3.8%	$19,421	9.5%	$42,591	7.2%	$46,648	7.9%

(1) The percentage of revenue may not foot due to rounding.

Consolidated Operating Results – Three Months Ended February 25, 2023 Compared to Three Months Ended February 26, 2022

Revenue. Revenue decreased by $17.8 million, or 8.7%, to $186.8 million in the third quarter of fiscal 2023 compared to $204.6 million in the third quarter of fiscal 2022. We completed the sale of taskforce on May 31, 2022. Refer to Note 4 – Dispositions in the Notes to Consolidated Financial Statements for further information. Excluding $6.7 million of revenue contributed by taskforce during the third quarter of fiscal 2022, revenue in the third quarter of fiscal 2023 decreased by 5.6% over the prior year quarter, or 4.1% on a same-day constant currency basis. Excluding taskforce, the decrease in revenue was primarily due to a 7.4% decline in billable hours that was partially offset by an increase in the average bill rate of 1.6% (or 3.1% constant currency) during the third quarter of 2023.

The following table represents our consolidated revenues by geography for the three months ended February 25, 2023 and February 26, 2022, respectively (in thousands, except percentages):

	Three Months Ended
	February 25,	% of	February 26,	% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
North America	$163,790	87.7%	$173,569	84.8%
Europe	10,176	5.4	17,856	8.7
Asia Pacific	12,811	6.9	13,184	6.5
Total consolidated revenue	$186,777	100.0%	$204,609	100.0%

North American revenue declined by $9.8 million or 5.6% (5.7% on a same-day constant currency basis) compared to the third quarter of fiscal 2022, primarily driven by a 9.0% decrease in billable hours, partially offset by improvement in the average bill rate by 4.2%. The decrease in billable hours was due to the uncertainty and slowdown in the macro economy. Many clients have become increasingly cautious with their spending, causing delays in deal closings and project starts during the quarter. While our pipeline remains healthy, the pace and volume of revenue conversion continue to be moderate. Our efforts to raise bill rates yielded positive impact on revenue during the third quarter. We will continue to optimize pricing to align bill rates to the value delivered to our clients.

European revenue decreased by $7.7 million or 43.0%, or 34.8% on a same-day constant currency basis, from the third quarter of fiscal 2022. Excluding the impact of the taskforce divestiture and on a constant currency basis, revenue in Europe increased by $0.5 million or 4.3% on a same-day constant currency basis compared to the third quarter of fiscal 2022. The increase is primarily the result of better execution.

Asia Pacific revenue decreased by $0.4 million or 2.8%, or a 9.8% increase on a same-day constant currency basis, compared to the third quarter of fiscal 2022. The growth in Asia Pacific revenue on a same-day constant currency basis was primarily driven by healthy demand from our strategic client accounts, particularly in the southeast Asia region. The increase is primarily driven by an improvement in the average bill rate of 6.3% and a 0.6% increase in billable hours.

Direct Cost of Services. Direct cost of services decreased $12.6 million, or 9.9%, to $115.2 million for the third quarter of fiscal 2023 from $127.8 million for the third quarter of fiscal 2022. The decrease in direct cost of services was primarily attributable to a 9.2% decline in billable hours (1.9% attributed to the divestiture of taskforce) and a 3.1% decrease in average pay rate on a constant currency basis during the third quarter of fiscal 2023 compared to the prior year’s quarter. The decrease in average pay rate was largely attributable to the divesture of taskforce, that has historically carried higher pay rates.

Direct cost of services as a percentage of revenue was 61.7% for the third quarter of fiscal 2023 compared to 62.5% for the third quarter of fiscal 2022. The decreased percentage compared to the prior year quarter was primarily attributable to an improvement of 190 basis points in the overall pay/bill ratio, partially offset by an increase in consultant holiday pay resulting from the addition of Martin Luther King Jr. Day as an official Company holiday in fiscal 2023, and higher self-insured medical costs. We seek to continue to drive improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of consultants on assignment at the end of the third quarter of fiscal 2023 was 3,164 compared to 3,445 at the end of the third quarter of fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $59.4 million, or 31.8% of revenue, for the third quarter of fiscal 2023 compared to $57.1 million, or 27.9% of revenue, for the third quarter of fiscal 2022. The $2.3 million rise in SG&A year-over-year was primarily attributed to an increase of $2.7 million in management compensation, an increase of $1.3 million in technology transformation costs, a $1.1 million foreign exchange gain in the prior year quarter related to the dissolution of a number of foreign legal entities in connection of the Company’s restructuring efforts in Europe, a $0.7 million increase in business and travel expenses to support business development activities, an increase of $0.4 million in stock-based compensation expense, and an increase of $1.4 million in other general and administration expenses to support the business. These increases were partially offset by lower incentive compensation in the amount of $4.4 million as a result of business performance in the current fiscal year, a $0.5 million impairment related to exiting a real estate facility in the third quarter of fiscal 2022, and a decrease in occupancy costs of $0.4 million from a real estate footprint reduction.

Management and administrative headcount was 924 at the end of the third quarter of fiscal 2023 and 868 at the end of the third quarter of fiscal 2022. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Goodwill Impairment. Goodwill is tested for impairment on an annual basis in the fourth quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level. During the third quarter of fiscal 2023, we completed a goodwill impairment analysis for Sitrick, a strategic and crisis communications business acquired in 2009. Despite signing numerous new clients over the last two years, restricted travel during the pandemic and forced court shutdowns and delayed legal proceedings both during and in the aftermath of the pandemic adversely impacted Sitrick’s business. As a result, we performed a qualitative and quantitative impairment analysis relating to the goodwill within Sitrick as of February 25, 2023. We determined that the carrying value of Sitrick was in excess of its fair value and as such recorded a non-cash impairment charge of $3.0 million during the quarter ended February 25, 2023, reducing the goodwill within the Other Segments to zero as of February 25, 2023.

Restructuring Costs. We substantially completed our global restructuring and business transformation plan (the “Restructuring Plans”) in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities were insignificant for both the three months ended February 25, 2023 and February 26, 2022. All employee termination and facility exit costs incurred under the Restructuring Plans were considered completed as of August 27, 2022, and as a result, the remaining accrued restructuring liability on the books was released. Restructuring liability was zero and $0.4 million as of February 25, 2023 and May 28, 2022, respectively.

Amortization and Depreciation Expense. Amortization expense was $1.3 million in both the three months ended February 25, 2023 and February 26, 2022. Depreciation expense was $0.9 million in both the three months ended February 25, 2023 and February 26, 2022.

Income Taxes. Income tax benefit was near zero (effective tax benefit rate less than 0.1%), compared to an income tax benefit of $2.2 million (effective tax benefit rate of 12.7%) in the prior year quarter. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The effective tax benefit rate for the third quarter of fiscal 2022 was attributed largely to a non-recurring tax benefit of $2.6 million from the dissolution of the Company’s French entity and a tax benefit of $4.9 million from the release of a valuation allowance in a specific European entity. The effective tax benefit rate for the third quarter of fiscal 2023 was attributed largely to a tax benefit of $1.9 million from the release of a valuation allowance in two European entities.

The Company recognized a tax benefit of approximately $0.2 million and $0.5 million for the three months ended February 25, 2023 and February 26, 2022, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”).

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

Given the current earnings and anticipated future earnings of some of the Company’s foreign locations, we believe there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that the valuation allowance on the deferred tax assets of certain foreign entities will no longer be needed. Releasing the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Consolidated Operating Results – Nine Months Ended February 25, 2023 Compared to Nine Months Ended February 26, 2022

Revenue. Revenue increased by $3.2 million, or 0.5%, to $591.2 million for the nine months ended February 25, 2023 compared to $588.0 million for the nine months ended February 26, 2022. Excluding revenue from taskforce ($0.2 million and $19.9 million of revenue contributed by taskforce during the first three quarters of fiscal 2023 and 2022, respectively), revenue in the first three quarters of fiscal 2023 increased by 4.0% compared to the first three quarters of fiscal 2022, or 5.8% on a same-day constant currency basis. Billable hours and average bill rate for the nine months ended February 25, 2023, excluding taskforce, increased by 1.9% and 2.4% (4.0% constant currency), respectively.

The following table represents our consolidated revenues by geography for the nine months ended February 25, 2023 and February 26, 2022, respectively (in thousands, except percentages):

	Nine Months Ended
	February 25,	% of	February 26,	% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
North America	$519,994	88.0%	$492,602	83.8%
Europe	31,752	5.3	56,642	9.6
Asia Pacific	39,448	6.7	38,743	6.6
Total consolidated revenue	$591,194	100.0%	$587,987	100.0%

Revenue grew in North America during the nine months ended February 25, 2023 compared to the same period in fiscal 2022 by 5.6%, or 5.5% on a same-day constant currency basis. We benefited from healthy demand for our services through the first half of fiscal 2023 while the demand environment has softened in the third quarter due to the overall slowdown in the macro economy. Overall, demand from our Strategic Client Accounts has remained relatively stable during the first three quarters of the current fiscal year. Revenues from our Strategic Client Accounts in North America grew 7.4% during the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. We continue to make strides in improving our bill rates during fiscal 2023. Average bill rates in North America on a constant currency basis improved by 5.0% during the first nine months of fiscal 2023. The combination of both volume and pricing improvement resulted in revenue growth over the same prior fiscal year period.

European revenue decreased 43.9%, or 35.2% on a same-day constant currency basis, during the nine months ended February 25, 2023 compared to the nine months ended February 26, 2022. Excluding the impact of the taskforce divestiture, revenue in Europe decreased 14.2%, or 0.8% on a same-day constant currency basis. The decline in Europe’s revenue was primarily the result of delayed client buying patterns throughout the current fiscal year due to uncertainties in the macro environment in the European region.

Asia Pacific revenue grew 1.8%, or 15.2% increase on a same-day constant currency basis, during the nine months ended February 25, 2023 compared to the nine months ended February 26, 2022. The growth in Asia Pacific revenue was primarily driven by healthy demand from our Strategic Client Accounts, particularly in the southeast Asia region. Revenues from our Strategic Client Accounts in Asia Pacific grew 16.6% compared to the first nine months of fiscal 2022. Average bill rates in Asia Pacific on a constant currency basis improved by 4.1% during the first nine months of fiscal 2023. The combination of both volume and pricing improvement resulted in revenue growth over the same prior fiscal year period.

Direct Cost of Services. Direct cost of services decreased $7.2 million, or 2.0%, to $353.8 million for the nine months ended February 25, 2023 from $361.0 million for the nine months ended February 26, 2022. The decrease in direct cost of services year over year was primarily attributable to a 3.2% decrease (1.6% decrease on a constant currency basis) in average pay rate in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. The decrease in average pay rate was largely attributable to the divesture of taskforce, that has historically carried higher pay rates. Billable hours were relatively consistent (increased by 1.9% excluding taskforce) in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022.

Direct cost of services as a percentage of revenue was 59.8% for the nine months ended February 25, 2023 compared to 61.4% for the nine months ended February 26, 2022. The decreased percentage compared to the prior year was primarily attributable to an improvement of 200 basis points in the overall pay/bill ratio. This favorable impact was partially offset by an increase in employee-related benefits, primarily in self-insured medical costs and holiday pay.

Selling, General and Administrative Expenses. SG&A was $172.3 million, or 29.2% of revenue, for the nine months ended February 25, 2023 compared to $165.4 million, or 28.1% of revenue, for the nine months ended February 26, 2022. The $6.9 million increase in SG&A year-over-year was primarily attributed to an increase of $6.3 million in management compensation and benefits, an increase of $3.8 million in technology transformation costs, a $2.1 million increase in business and travel expenses to support business development activities, a $1.5 million increase in stock-based compensation expense, $1.3 million increase in computer software costs, an increase of $0.6 million in bad debt expenses, an increase of $0.5 million resulting from the adverse effect of changes in foreign currency exchange rates, and a $1.6 million increase in all other general and administration expenses to support the business. These incremental costs were partially offset by lower bonus and commissions of $9.0 million due to more moderate growth in the business, and a decrease in occupancy costs of $1.8 million from real estate footprint reduction.

Goodwill Impairment. The drivers for the nine-month goodwill impairment are consistent with the three-month period.

Restructuring Costs. We substantially completed our Restructuring Plans in fiscal 2021. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities, were ($0.4) million and $0.8 million for the nine months ended February 25, 2023 and February 26, 2022, respectively.

Amortization and Depreciation Expense. Amortization expense was $3.7 million and $3.6 million in the first nine months of fiscal 2023 and fiscal 2022, respectively. Depreciation expense was $2.7 million for both the first nine months of fiscal 2023 and fiscal 2022.

Income Taxes. Income tax expense was $12.9 million (effective tax rate of 23.2%) for the nine months ended February 25, 2023 compared to $8.6 million (effective tax rate of 15.5%) for the nine months ended February 26, 2022. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The effective tax rate for the first nine months of fiscal 2022 was attributed largely to a non-recurring tax benefit of $2.6 million from the dissolution of the Company’s French entity and a tax benefit of $4.9 million from the release of a valuation allowance in a specific European entity. The effective tax rate for the first nine months of fiscal 2023 was attributed largely to a tax benefit of $1.9 million from the release of a valuation allowance in two European entities.

The Company recognized a tax benefit of approximately $2.0 million and $1.3 million for the first three quarters of fiscal 2023 and fiscal 2022, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

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

Effective May 31, 2022, the Company’s operating segments consist of RGP and Sitrick beginning with the reporting period for the three and nine months ended February 25, 2023.

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

The following table presents our current operating results by segment for the three and nine months ended February 25, 2023 and February 26, 2022, respectively (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	February 25,		February 26,		February 25,		February 26,
	2023		2022		2023		2022
Revenue:	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
RGP	$184,270	98.7%	$195,251	95.4%	$582,849	98.6%	$557,584	94.8%
Other Segments (1)	2,507	1.3	9,358	4.6	8,345	1.4	30,403	5.2
Total revenue	$186,777	100.0%	$204,609	100.0%	$591,194	100.0%	$587,987	100.0%

Adjusted EBITDA:
RGP	$25,320	152.4%	$30,656	136.4%	$101,331	131.7%	$91,833	131.6%
Other Segments (1)	113	0.7	579	2.6	761	1.0	2,817	4.0
Reconciling items (2)	(8,817)	(53.1)	(8,766)	(39.0)	(25,135)	(32.7)	(24,881)	(35.6)
Total Adjusted EBITDA (3)	$16,616	100.0%	$22,469	100.0%	$76,957	100.0%	$69,769	100.0%

(1) Amounts reported in Other Segments for the three and nine months ended February 25, 2023 include Sitrick, and, for the nine months ended February 25, 2023, an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the three and nine months ended February 26, 2022 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue decreased $11.0 million, or 5.6%, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, primarily as a result of a 7.4% decrease in billable hours that was partially offset by the effect of a 2.4% increase in the average bill rate from the prior year quarter, as discussed in the consolidated operating results discussion above. For the first nine months of fiscal 2023, RGP revenue increased $25.3 million, or 4.5%, to $582.8 million compared to $557.6 million for the first nine months of fiscal 2022, primarily as a result of a 3.3% increase in average bill rate and 2.0% increase in billable hours year over year. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of February 25, 2023 was 3,149 compared to 3,328 as of February 26, 2022.

Other Segments – Other Segments’ revenue for the third quarter of fiscal 2023 decreased $6.9 million to $2.5 million, compared to the third quarter of fiscal 2022. The revenue decrease is primarily due to the $6.7 million decline in revenue as a result of the divestiture of taskforce on May 31, 2022 and a $0.2 million decline in Sitrick’s revenue for the third quarter of 2023 compared to the third quarter of fiscal 2022. Sitrick continued to be affected by the lingering impact of the Pandemic on the court system resulting in delays in court proceedings and more settlements, hindering leads for revenue generation in the business. For the first nine months of fiscal 2023, revenue from Other Segments decreased $22.1 million, or 72.6%, to $8.3 million from $30.4 million for the first three quarters of fiscal 2022, primarily as a result of a $19.7 million decline in revenue from the divestiture of taskforce in the current year and a $2.4 million decline in Sitrick revenue.

The number of consultants on assignment under Other Segments as of February 25, 2023 was 15 compared to 117 as of February 26, 2022. The decrease was related to the divestiture of taskforce.

Adjusted EBITDA by Segment

RGP – RGP’s Adjusted EBITDA decreased $5.3 million, or 17.4%, to $25.3 million for the third quarter of fiscal 2023, compared to $30.7 million for the third quarter of fiscal 2022. Compared to the prior year quarter, revenue decreased $11.0 million for the third quarter of fiscal 2023 which was partially offset by a $7.5 million decrease in the cost of services. In addition, SG&A costs attributed to RGP increased $1.9 million for the third quarter of fiscal 2023 as compared to the third quarter fiscal 2022 primarily due to the increase in management compensation expense of $2.5 million partially as a result of employee compensation adjustments to remain competitive in the current labor market; a $0.8 million increase in computer software and consulting costs; an increase of $0.6 million in business and travel expenses to support go-to-market activities; and a $0.9 million increase in all other general and administration expenses. These cost increases were partially offset by reductions in bonus and commissions of $2.6 million as a result of more moderate business growth than anticipated and a decrease in occupancy costs of $0.3 million from real estate footprint reduction. For the third quarter of fiscal 2023, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $2.2 million, stock-based compensation expense of $2.3 million and technology transformation costs of $1.7 million.

RGP’s Adjusted EBITDA increased $9.5 million, or 10.3%, to $101.3 million for the first nine months of fiscal 2023, compared to $91.8 million in the first three quarters of fiscal 2022. The increase was primarily attributable to the $25.3 million increase in revenue for the first nine months of fiscal 2023, which was partially offset by an increase in the cost of services by $8.1 million. Additionally, SG&A costs attributed to RGP increased $7.4 million for the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 primarily due to the increase in management compensation of $6.5 million partially as a result of employee compensation adjustments to remain competitive in the current labor market; a $1.9 million increase in business and travel expenses; a $2.1 million increase in computer software and consulting costs; a $0.8 million increase in recruiting expenses; and a $2.3 million increase in all other general and administration expenses. These cost increases were partially offset by reductions in bonuses and commissions of $5.1 million as a result of more moderate business growth than anticipated and a decrease in occupancy costs of $1.1 million from real estate footprint reduction. For the first three quarters of fiscal 2023, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $6.3 million and stock-based compensation expense of $6.6 million and technology transformation costs of $4.5 million.

The trend in revenue, cost of services and other costs and expenses at RGP compared to the prior year period is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.5 million, or 80.7%, for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The decline was primarily driven by a $6.9 million decrease in revenue due to the divestiture of taskforce and slow business recovery in Sitrick from the Pandemic, which is partially offset by a $5.1 million decrease in the cost of services. In addition, management compensation decreased by $0.4 million, and bonus and commissions decreased by $0.4 million, which are primarily attributed to the divestiture of taskforce. For the third quarter of fiscal 2023, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of less than $0.1 million, stock-based compensation expense of $0.3 million and goodwill impairment of $3.0 million.

Other Segments’ Adjusted EBITDA declined $2.1 million, or 73.0%, to $0.8 million in the first nine months of fiscal 2023 compared to the same period in fiscal 2022. The decline is attributable to the $22.1 million decrease in revenue due to the divestiture of taskforce at the beginning of fiscal 2023 and slow business recovery in Sitrick from the Pandemic, which is partially offset by a $15.3 million decrease in the cost of services. In addition, management compensation decreased by $2.4 million, bonus and commissions decreased by $1.4 million, and occupancy costs were reduced by $0.6 million, which are primarily attributed to the divestiture of taskforce. For the first three quarters of fiscal 2023, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $0.1 million and stock-based compensation expense of $0.8 million and goodwill impairment of $3.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of February 25, 2023, we had $103.9 million of cash and cash equivalents, including $45.7 million held in international operations.

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

As of February 25, 2023, we had paid down all the outstanding debt under the New Credit Facility. Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the New Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the New Credit Facility, which ranges from 0.20% to 0.30% depending on the Company’s consolidated leverage ratio.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 25, 2023, the Company had no borrowings outstanding under the Beijing Revolver.

The New Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Company’s debt is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2023 Strategic Focus Areas” above, requires significant investments over multiple years. During fiscal 2023, we refined the deployment roadmap and the estimated amount of the investments required for this multi-year initiative to be in the range of $30.0 million to $33.0 million through the completion of the system implementation. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The actual amount of investment and the timing will depend on a number of variables, including progress made on the implementation. We expect the majority of the investment will take place in fiscal 2023 and fiscal 2024. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. These efforts will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will provide sufficient funds for these initiatives. As of February 25, 2023, we have non-cancellable purchase obligations totaling $16.1 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with this initiative: less than $0.1 million due in the fourth quarter of fiscal 2023; $5.0 million due during fiscal 2024; $4.8 million due during fiscal 2025; $3.1 million due during fiscal 2026; and $3.1 million due thereafter.

We have completed our restructuring initiatives globally and do not expect any future cash requirements for these restructuring initiatives. In fiscal 2021, we elected to adopt the payroll taxes deferral option and implement certain tax planning strategies under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act included provisions, among others, allowing deferral of the employer portion of the social security payroll taxes and addressing the carryback of net operating losses (“NOLs”) for specific periods. The previously deferred employer social security payroll taxes totaling $12.6 million were paid throughout calendar year 2021 and 2022. As of February 25, 2023, all deferred payroll taxes were paid in full. In addition, as part of our tax planning strategies, we made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed us to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018 and allowed us to request refunds for alternative minimum tax (“AMT”) credits for fiscal years 2019 and 2020. We filed for a federal income tax refund in the U.S. for the amount of $34.8 million (before interest) in April 2022. As of February 25, 2023, we have received a refund of $35.5 million (including interest income of $0.7 million).

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

Operating Activities

Operating activities for the first nine months of fiscal 2023 provided cash of $63.9 million compared to $22.7 million cash provided for the first nine months of fiscal 2022. In the first nine months of fiscal 2023, cash provided by operations resulted from net income of $42.6 million and non-cash adjustments of $9.3 million. Additionally, net favorable changes in operating assets and liabilities totaled $12.0 million, primarily consisting of a $26.9 million decrease in income taxes (which included $35.5 million in U.S. federal income tax refunds including interest income); $7.4 million decrease in trade accounts receivable and a $3.8 million increase in accounts payable and other accrued expenses. These favorable changes are partially offset by a $19.4 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the first nine months of fiscal 2023; a $4.3 million decrease in other liabilities and a $1.4 million increase in other assets attributed to the capitalized cost of implementing our technology transformation.

In the first nine months of fiscal 2022, cash provided by operations resulted from net income of $46.6 million and non-cash adjustments of $2.6 million. Additionally, for the first three quarters of fiscal 2022, net unfavorable changes in operating assets and liabilities totaled $26.6 million, primarily consisting of a $36.4 million increase in trade accounts receivable, mainly attributable to accelerated revenue growth throughout the first three quarters of fiscal 2022, the final Veracity contingent consideration payment, of which $3.7 million was categorized as operating (the remaining $3.3 million of the total $7.0 million contingent consideration payment was categorized as financing cash flow) and a $1.0 million increase in prepaid income taxes due to timing of estimated quarterly tax payments, and a $10.5 million decrease in other liabilities partially offset by a $19.9 million increase in accrued salaries and related obligations due to the significant increase in accrued incentive compensation during the first nine months of fiscal year.

Investing Activities

Net cash provided by investing activities was $1.5 million for the first nine months of fiscal 2023 compared to the net cash used of $2.4 million for the first nine months of fiscal 2022. Net cash provided by investing activities in the first nine months of fiscal 2023 was primarily related to the cash proceeds from the divestiture of taskforce partially offset by the cost incurred for the development of internal-use software and acquisition of property and equipment. Net cash used in investing activities in the first nine months of fiscal 2022 was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $64.3 million in the first nine months of fiscal 2023 compared to $10.4 million in the first nine months of fiscal 2022. Net cash used in financing activities during the first nine months of fiscal 2023 consisted of net repayments on the New Credit Facility of $54.0 million (consisting of $69.0 million of repayments and $15.0 million of proceeds), cash dividend payments of $14.1 million, and $10.5 million to purchase 618,438 shares of common stock on the open market. These uses were partially offset by $14.3 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities during the first nine months of fiscal 2022 consisted of $19.7 million used for the repurchase of our common stock, cash dividend payments of $14.0 million, the final Veracity contingent consideration payment, of which $3.3 million was categorized as financing (the remaining $3.7 million of the total $7.0 million final Veracity contingent consideration payment was categorized as operating), and the Expertence contingent consideration payment of $0.3 million. These uses were partially offset by $10.4 million of net borrowing under the New Credit Facility (consisting of $73.4 million of proceeds and $63.0 million of repayment), and $16.5 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the New Credit Facility that bear interest at a variable market rate.

As of February 25, 2023, we had approximately $103.9 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

As of February 25, 2023, we had no borrowings under our New Credit Facility. We may be exposed to interest rate risk related to fluctuations in the term SOFR rate and, to a lesser extent, the loan prime rate on the Beijing Revolver related to any outstanding debt. See “Sources and Uses of Liquidity” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our New Credit Facility and the Beijing Revolver. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the nine months ended February 25, 2023, approximately 14.1% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 56.1% of our balances of cash and cash equivalents as of February 25, 2023 were denominated in U.S. dollars. The remaining amount of approximately 43.9% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 25, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 25, 2023. There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the fiscal quarter ended February 25, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2022 Form 10-K, which was filed with the SEC on July 28, 2022. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2022 Form 10-K for a complete description of the material risks we face.

Bank failures or other events affecting financial institutions could adversely affect our and our clients’ liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Our clients, including those of our clients that are banks, may be similarly adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our clients’ liquidity or financial performance could reduce the demand for our services or affect our allowance for doubtful accounts and collectability of accounts receivable. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially affect our future financial results.

In addition, instability, liquidity constraints or other distress in the financial markets, including the effects of bank failures, defaults, non-performance or other adverse developments that affect financial institutions, could impair the ability of one or more of the banks participating in our current or any future credit agreement from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock for the three months ended February 25, 2023. All shares were repurchased pursuant to the July 2015 program as described in footnote (1) below.

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of Publicly	that May Yet be
	of Shares	per	Announced Plans or	Purchased Under
Period	Purchased	Share	Programs (1)	the Plans or Programs
November 27, 2022— December 24, 2022	-	$-	-	$60,094,931
December 25, 2022 — January 21, 2023	236,749	$17.24	236,749	$56,012,228
January 22, 2023 — February 25, 2023	63,251	$16.97	63,251	$54,939,002
Total November 27, 2022 — February 25, 2023	300,000	$17.19	300,000	$54,939,002

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

ITEM 6. EXHIBITS.

The following exhibits are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
10.1*+	Resources Connection, Inc. Directors’ Compensation Policy (Revised January 19, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended February 25, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

RESOURCES CONNECTION, INC.

Date: April 6, 2023	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: April 6, 2023	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)