Form 10-K
period 2023-05-27
RESOURCES CONNECTION, INC.
filed 2023-07-25
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

As of November 25, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $612,355,000 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market). As of July 18, 2023, there were approximately 33,672,931 shares of common stock, $0.01 par value, outstanding.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources Global Professionals,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 27, 2023, May 28, 2022, and May 29, 2021 each consisted of 52 weeks.

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

These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements, including those identified in Item 1A “Risk Factors” of this Annual Report on Form 10-K. The disclosures we make concerning risks, uncertainties and other factors that may affect our business or operating results, including those identified in Item 1A “Risk Factors” of this Annual Report on Form 10-K and our other public filings made with the Securities and Exchange Commission (“SEC”), should be reviewed carefully. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements included herein, which speak only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I

ITEM 1.    BUSINESS.

Overview

Resources Global Professionals (“RGP”) is a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand, experienced and diverse talent. As a next-generation human capital partner for our clients, we specialize in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection, expertise and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success.

A disruptor within the professional services industry since our founding in 1996, today we embrace our differentiated agile delivery model. The trends in today’s marketplace favor the flexibility and agility that RGP provides as businesses confront transformation pressures and speed-to-market challenges. As talent preferences continue to shift in the direction of flexibility, choice and control, employers struggling to compete in today’s business environment must rethink the way work gets done and consider implementing new, more agile workforce strategies.

We have evolved our client engagement and talent delivery model to take advantage of these dramatic and important shifts in the direction of flexibility, control and choice. Our unique approach to workforce strategy strongly positions us to help our clients transform their businesses and workplaces, especially in a time where high-quality talent is increasingly scarce and leaders are increasingly adopting more flexible workforce models to execute transformational projects. We believe that we are continuing to lay a solid foundation for the future.

Based in Irvine, California, with a worldwide presence, our agile human capital model attracts top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our agile professional services model allows us to quickly align the right resources for the work at hand with speed and efficiency in ways that bring value to both our clients and talent. Our approximately 4,100 professionals collectively engaged with over 2,000 clients around the world in fiscal 2023, including over 87% of the Fortune 100 as of May 2023.

Business Segments

Effective May 31, 2022, the Company’s operating segments consist of the following:

•RGP – a global business consulting firm focused on project execution services that power clients’ operational needs and change initiatives with experienced and diverse talent; and

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

Each of these segments reports through a separate management team to our Chief Executive Officer, who is the Chief Operating Decision Maker for segment reporting purposes. RGP is the Company’s only reportable segment that meets the quantitative threshold of a reportable segment. Sitrick does not individually meet the quantitative threshold to qualify as a reportable segment. Therefore, Sitrick is disclosed in Other Segments. RGP accounts for more than 90% of our consolidated revenue and segment total Adjusted EBITDA and, therefore, represents our dominant segment. The discussions in this section apply to both our entire business and RGP.

Prior to May 31, 2022, the Company’s Other Segments included taskforce, along with its parent company, Resources Global Professionals GmbH, an affiliate of the Company. taskforce was divested on May 31, 2022; refer to Note 2 – Summary of Significant Accounting Policies and Note 3 – Dispositions in the Notes to Consolidated Financial Statements for further information. Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as we did not have a change in internal organization or the financial information our Chief Operating Decision Maker uses to assess performance and allocate resources.

Industry Background and Trends

Changing Market for Project- or Initiative-Based Professional Services

Our services respond to what we believe is a permanent marketplace shift: namely, organizations are increasingly choosing to address their workforce needs in more flexible ways. We believe this growing shift in workforce strategy towards a project-based orientation was greatly accelerated by the COVID-19 pandemic (the “Pandemic”), which placed an enhanced emphasis on business agility, and continues to be hastened by the competition for talent. Permanent professional personnel positions are being reduced as organizations engage agile talent for project initiatives and transformation work.

Organizations use a mix of alternative resources to execute projects. Some companies rely solely on their own employees who may lack the requisite time, experience or skills for specific projects. Other companies may outsource entire projects to consulting firms, which provides them access to the expertise of the firm but often entails significant cost, insufficient management control of the project and a lack of ultimate ownership at project completion. As a more cost-efficient alternative, companies sometimes use temporary employees from traditional and internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, companies can supplement their internal resources with employees from agile consulting or other traditional professional services firms, like RGP. The use of project consultants as a viable alternative to traditional accounting, consulting, and law firms allows companies to:

•Strategically access specialized skills and expertise for projects of set durations;

•Engage the very best expert talent across regions and geographies;

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

•The ability to learn and contribute to different environments and collaborate with diverse team members;

•Challenging engagements that advance their careers, develop their skills and add to their portfolio of experience;

•A work environment that provides a diversity of, and more control over, client engagements; and

•Alternative employment opportunities throughout the world.

The traditional employment options available to professionals may fulfill some, but not all, of an individual’s career objectives. A professional working for a Big Four firm or a consulting firm may receive challenging assignments and training; however, he or she may encounter a career path with less choice and less flexible hours, extensive travel demands and limited control over work engagements. On the other hand, a professional who works as an independent contractor assumes the ongoing burden of sourcing assignments and significant administrative obligations, including potential tax and legal issues.

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
Transformations • Finance transformation • Digital transformation • Supply chain management • Cloud migration • Data design and analytics

Our objective is to build and maintain RGP’s reputation as the premier provider of project execution services for companies facing transformation, change and compliance challenges. We have developed the following business strategies to achieve our objectives:

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

•Establish consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client-centric, not geographic, perspective. Our revenue team regularly meets with our existing and prospective clients to understand their business issues and help them define their project needs. Our talent team then identifies consultants with the appropriate skills and experience from our global talent pool to meet the clients’ objectives. We believe that by establishing relationships with our clients to solve their professional service needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by the 80% retention rate of our top 100 clients over the last five fiscal years.

•Build the RGP brand. We want to maintain a leadership position in today’s world of work, providing the best talent to execute client projects in an increasingly fluid gig-oriented environment. We have historically built our brand through the consistent and reliable delivery of high-quality, value-added services to our clients as well as a significant referral network of 3,145 consultants and 917 management and administrative employees as of May 27, 2023. In recent years, we have invested in global, regional and local marketing and brand activation efforts that reinforce our brand. In fiscal 2022, we introduced our new tagline ― Dare to Work Differently ― to clarify our brand. We made progress on clarifying our brand and activated our new brand positioning during fiscal 2023. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand.

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

•Increase penetration of existing client base. A principal component of our strategy is to secure additional work from the clients that we serve. Based on discussions with our clients, we believe that the amount of revenue that we currently generate from many of our clients represents a relatively small percentage of the total amount that they spend on professional services. Consistent with current industry trends, we believe our clients may also continue to increase that spend as businesses adopt a more agile workforce strategy. We believe that by continuing to deliver high-quality services and by furthering our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. We have and will continue to expand the Strategic Client Account program by adding clients and taking a more client-centric and borderless approach to serving these clients. In addition to serving our largest clients with a differentiated focus, we also segment our clients by industry verticals. We believe this focus enhances our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients. The Strategic Client Account and Industry Vertical programs have been key drivers for our revenue and business growth.

•Grow our client base. We continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants, through referrals from existing clients and through a dedicated business development team targeting specific clients. We believe we can continue to attract new clients by building our brand identity and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts will continue to pivot on identifying strategic target accounts especially in the large and middle-market client segments and within certain focus industries, such as healthcare, technology and financial services.

•Optimize service offerings with a focus on digital capabilities. We continue to evolve and optimize our portfolio of professional service offerings, and when appropriate, consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as digital transformation, finance transformation, accounting regulations, internal audit and compliance, healthcare compliance, integration and divestitures, and supply chain management. We continuously identify project opportunities we can market at a broader level with our talent, tools and methodologies and commercialize projects into solution offerings. When evaluating new or existing solution offerings to invest in, we consider (among other things) profitability, cross-marketing opportunities, competition, growth potential and cultural fit. Our subsidiary Veracity Consulting Group, LLC (“Veracity”) offers valuable digital consulting services, particularly related to experience and automation. Customer experience and employee and workspace experience continue to be growing themes in the marketplace and within our client portfolio. The need for automation and self-service has also been an increasing trend. We will continue to focus on expanding our digital consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities.

•Expand sales channel through our digital engagement platform (HUGO by RGP®). Consumer buying habits continue to dictate a more self-serve frictionless experience. We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGP® (“HUGO”), our digital engagement platform, allows such an experience for clients and talent in the professional staffing space to connect, engage and even transact directly. We piloted the platform in three primary markets – New York/New Jersey, Southern California and Texas, and have continued to expand its functionality with further artificial intelligence and machine learning. We have also been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the United States (“U.S.”) in fiscal 2024. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current professional staffing business, which we believe will not only drive top-line growth but also enhance profitability.

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

Our Service Offerings

•Project Consulting. We partner with our people and clients to deliver value and impact, bringing our depth of experience and “sleeves up” approach to project execution. While many companies find their internal employees lack the time, experience, or skills for project execution, we seek out talent who can bring fresh ideas to drive any project to a successful conclusion.

•On-demand Talent. Tapping into our agile talent pool, we mobilize the right resources to support an organization in today’s rapidly changing business environment. Our workforce strategy provides flexible, collaborative resources to meet our clients’ needs.

•Other Services. From digital workflows to back-office functions, we support vital business processes, freeing our clients to focus on transformation. In addition, our award-winning recruiters quickly find and assess top talent for business-critical positions for a wide range of clients.

Human Capital Management

Our internal employees and consultants represent our greatest asset and operate together to provide the highest quality of service to our clients. As of May 27, 2023, we had 4,062 employees, including 917 management and administrative employees and 3,145 consultants. Our employees are not covered by any collective bargaining agreements.

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

Diversity, Equity & Inclusion

Diversity, equity and inclusion (“DE&I”) are critical underpinnings of our shared values and guide our conduct in our interactions with both clients and each other. As a human-first company, we recognize diversity as a strength that is cultivated through our culture, our people, our business, and our clients. We are proud to be a Paradigm for Parity Coalition member, which is a coalition of companies committed to addressing the corporate leadership gender and diversity gaps, and are proud that 100% of our Executive Leadership Team are women, racially or ethnically diverse. Additionally, 40% of our directors identify as women, racially or ethnically diverse. Our gender, racial and ethnic diversity representation in the Executive Leadership Team, Board of Directors and U.S.-based workforce is presented in the following table:

* -- Diversity representation is as of May 27, 2023.

Our fiscal 2023 DE&I strategic priorities remained focused on increasing DE&I awareness, education and involvement among our workforce, increasing diversity in our workforce, and promoting diversity in our Go-to-Market activities. To guide our actions, we launched our second global DE&I survey in fiscal 2023 to collect employee feedback on how we can continue to be an inclusive workplace where all feel welcome and have a sense of belonging. The feedback showed improvements in all categories since the previous survey in fiscal 2021 and provided valuable insights to establish plans to create meaningful change for our global team.

In fiscal 2023, we continued our DE&I Council and DE&I Ambassador programs, which consist of employees representing a cross-section of functions and levels across the globe and support our DE&I priorities by designing and delivering measurable and impactful solutions. The DE&I Council serves an important role in working closely with senior leaders to facilitate alignment between our DE&I efforts and overall business strategy. Our DE&I Council hosts periodic town hall meetings that are accessible to our global workforce. These meetings serve as important learning opportunities and connection points that broaden our perspectives and foster a greater sense of community among colleagues. During these sessions, we engage external speakers and communicate our current year DE&I strategy and initiatives. These sessions also serve as important listening forums by which we learn what additional DE&I activities would be most meaningful to our workforce. We have received strong positive feedback from our workforce around these education and engagement sessions, which has helped us to prioritize DE&I topics for building cultural and inclusive capability across our global team.

The DE&I Ambassador program is comprised of employee volunteers, with a mission to “meet people where they are” in relationship to DE&I and to promote DE&I awareness in existing business forums (i.e., to raise a DE&I topic in existing business meetings or planned social gatherings). The DE&I Ambassador program has had a positive impact on our culture as it generates meaningful opportunities for people, who work in a hybrid and geographically dispersed way, to come together for connection and community. The DE&I Ambassador teams operate at a regional level and meet quarterly to share success stories and practices across the regions.

In fiscal 2023, we also continued our Social Justice Charitable Matching Fund, which has allowed us to help raise DE&I awareness internally across our organization by matching employees’ contributions to charitable organizations that promote social justice. As of May 27, 2023, we achieved our goal of matching $100,000 in contributions during fiscal 2023 and since fiscal 2021, we have supported over 150 unique charitable organizations with over $300,000 in contributions. We also support and encourage our employees to volunteer their time and donate to local or national charitable causes. For example, since fiscal 2021, we have sponsored Brightpath STEAM Academy, which seeks to empower and inspire at-risk students in St. Louis, Missouri to pursue STEAM careers by hosting large scale events such as a robotic summer camp. Brightpath was founded and is run by an RGP employee who also served a multi-year term on our DE&I Council.

Employee Wellbeing and Resilience

Employee safety and wellbeing continues to be of paramount importance to us. Our Global Business Continuity Team continued to improve our disaster preparedness plans and implement strategies to manage the health and security of our employees, business continuity, client confidence, and excellent customer service.

To promote employee wellbeing and collaboration, we evolved our work-from-home policy to a hybrid work policy, where employees are invited to work collaboratively with colleagues in the office but are also permitted to work remotely as desired. Our goal is to help every human in our workforce maintain a positive, productive and connected work experience. We provide productivity and collaboration tools and resources for employees working remotely. During fiscal 2023, we also enhanced and promoted programs to support our employees’ physical and mental wellbeing, including the offering of regular wellness and self-care sessions, supporting our You Matter recognition program that allows employees to share gratitude and kudos for colleagues, and launching a new Spirit of Volunteerism initiative to share stories, foster community connections and promote organizations and causes that are important to our employees. We also offer all global employees participation in programs and resources to support personal and family health and wellbeing, including our Employee Assistance Program in the U.S.

Building Strong Leaders and Talent Management

Strong “human leadership” is critical to fostering employee engagement and positioning employees to perform at their best. In fiscal 2023, we saw a continued and strengthened desire from employees seeking authentic, empathetic and adaptive behaviors from their leaders. For these reasons, we invest in the ongoing professional development of our employees and leaders. We designed and delivered curated programs to onboard and acclimate employees to the business and promote personal, professional and leadership growth. In fiscal 2023, we launched “Leadership U” to foster leadership development, peer mentorship opportunities and to support the building and maintenance of high-performing teams.

Successful talent development starts with hiring the right people. We seek to recruit and hire candidates that demonstrate skills and competencies that align with our core values and that have an aptitude to further develop and expand those capabilities. After onboarding, our Life + Learning team remains committed to providing employees with training and development opportunities to allow our employees to progress in their careers. We offer newly hired employees the opportunity to participate in our “RGP U” program to accelerate and support their integration into our organization. This program gives our new hires a connected cohort to drive a sense of belonging early in their career at RGP and offers their leaders a more efficient use of individual coaching time with new employees. In fiscal 2023, we expanded this program to RGP U Consultant to ensure strong connectivity and supported success in a consultant’s first year with RGP. We also launched a Sales Effectiveness curriculum that focused on deepening sales and client service acumen and effectiveness.

In addition, we continued to invest in the professional development and growth of our employees as we focused on employee experience, effectiveness, upskilling and reskilling in a changing work environment. This support was focused and delivered to all employees with emphasis in the areas of leadership development, on-boarding, functional/technical learning and digital fluency. We continued to actively engage with our internal leaders by integrating wellness and leadership development topics into our quarterly senior leadership meetings. We also conducted intentional leader listening forums and mentorship programs to help guide our leaders during fiscal 2023.

Compensation and Benefits

We provide a competitive compensation and benefits program to attract and reward our employees. In addition to salaries or hourly rates, our eligible employees, including our consultants, are offered participation in a comprehensive benefits program (based on location) including: paid time off and holidays, group medical and dental programs, a basic term life insurance program, health savings accounts, flexible spending accounts, a 401(k) retirement plan with employer matching contributions, a pension plan or contributions to a statutory retirement program, the 2019 Employee Stock Purchase Plan, as amended (“ESPP”), which enables employees to purchase shares of our stock at a discount, and an employee assistance program. In addition, eligible management and administrative employees may participate in annual cash incentive programs or receive stock-based awards. We also allow eligible consultants in the U.S. to maintain continuation of benefits for 90 days following the completion of a consulting project.

We utilize a Pay for Success Total Rewards Philosophy that promotes more consistent and transparent practices for rewarding and incentivizing our employees and the alignment of pay practices with the Company’s success. The Total Rewards Philosophy is comprised of three main components: (i) base pay, designed to reflect an individual’s value, knowledge and skills that contribute to the organization through an individual’s day-to-day job performance; (ii) short-term incentives, awarded to employees based on results delivered during the applicable fiscal year and determined by quantitative metrics, qualitative contributions, individual goals, and demonstration of company values; and (iii) long-term incentives, granted to reward and retain employees who have strategic influence on the long-term success of the Company. As a listening organization, we continue to communicate with our people to understand what components of Total Rewards are priority for them and leverage that feedback, along with quantitative benchmarking data and affordability considerations, to continually evolve our Total Rewards offerings in a way that positions us to attract and retain top talent.

During fiscal 2023, we also continued our “You Matter” digital global employee recognition and appreciation program. You Matter includes service awards to acknowledge key milestones, including employment anniversaries and hours of service. This program provides all employees with the ability to both give and receive recognition, contributing to our culture of gratitude and excellence.

Clients

We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2023, we served over 2,000 clients in 37 countries. Our revenues are not concentrated with any particular client. No single client accounted for more than 10% of revenue for the 2023, 2022 or 2021 fiscal years. In fiscal 2023, our 10 largest clients accounted for approximately 22% of our revenue.

Operations

We generally provide our professional services to clients at a local level, with the oversight of our market or account leaders and consultation with our corporate management team. The market or account leaders and client development directors in each market are responsible for new client acquisition, expanding client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international level and maintaining client relationships post-engagement. Market or account revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals. While the majority of our client relationships are driven at a local market level, our Strategic Client Accounts, which comprise 106 accounts, are led by account leaders responsible for relationships across markets and who are specifically tasked with growing our global relationships in these key accounts.

Market or account level leadership works closely with our talent management team, which aligns regionally but is managed largely as three distinct groups within North America, Asia Pacific and Europe. Our talent organization is responsible for identifying, hiring and cultivating a sustainable relationship with seasoned professionals fitting the RGP profile of client needs. Our consultant recruiting efforts are regionally and nationally based, depending upon the skill set required; talent management handles both the identification and hiring of consultants specifically skilled to perform client projects as well as monitoring the satisfaction of consultants during and after completion of assignments. The talent teams focus on getting the right talent in the right place at the right time. In fiscal 2020, we launched our Borderless Talent initiative in response to the Pandemic to evolve towards and facilitate a virtual operating model. In fiscal 2023 we continued with this initiative, as we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on expected outcome, not zip code.

We believe a substantial portion of the buying decisions made by our clients are made on a local or regional basis, and our offices most often compete with other professional services providers on a local or regional basis. We continue to believe our local market or account leaders are well-positioned to understand the local and regional outsourced professional services market. Additionally, the complexity of relationships with many of our multinational clients also dictates that in some circumstances a hybrid model, bringing the best of both locally driven relationships as well as global focus and delivery, is important for employee and client satisfaction. Through our Strategic Client Account program, we aim to be the service provider that can partner with our multinational clients on a global basis by organizing the concerted effort and talent team to deliver through one integrated service platform. Additionally, team members in our Project Consulting Services group are individuals with deep subject matter expertise in areas of particular client concern who assist with scoping, proposing and delivering complex engagements.

We believe our ability to deliver professional services successfully to clients is dependent on our leaders in the field working together as a collegial and collaborative team. To build a sense of team spirit and increase camaraderie among our leaders, we have a program for field personnel that awards annual incentives based on specific agreed-upon goals focused on the performance of the individual and performance of the Company. We also share across the Company and with new client development team members the best and most effective practices of our highest achieving offices and accounts. New leadership also spends time in other markets or otherwise partners with experienced sales and recruiting personnel in those markets to understand how best to serve current clients, expand our presence with prospects and identify and recruit highly qualified consultants, among many other important skills. This allows the veteran leadership to share their success stories, foster our culture with new team members and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

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

Available Information

Our principal executive offices are located at 17101 Armstrong Avenue, Irvine, California 92614. Our telephone number is (714) 430-6400 and our website address is https://www.rgp.com. The information set forth in our website does not constitute part of this Annual Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC electronically. These reports are maintained on the SEC’s website at https://www.sec.gov.

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

We are exposed to the risk of an economic downturn or deterioration of general macroeconomic conditions, including slower growth or recession, inflation, or decreases in consumer spending power or confidence, which could have a significant impact on our business, financial condition, and results of operations. Recent events, including increasing diplomatic and trade friction between the U.S. and China, the military incursion by Russia into Ukraine, and inflationary conditions and rising interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions within some regions and countries in which we operate, including concerns about a potential U.S. and/or global recession has led, and may continue to lead, to reluctance on the part of some companies to spend on discretionary projects. Deterioration of or prolonged uncertainty related to the global economy or tightening credit markets could cause some of our clients to experience liquidity problems or other financial difficulties and could further reduce the demand for our services and adversely affect our business in the future.

The military incursion by Russia into Ukraine could adversely impact the global economy and cause an increase in inflation and market uncertainty in a manner that could adversely affect our operations. Wars divert international trade and capital flows, disrupt global supply chains, delay companies’ investment and hiring and erode consumer confidence, and periods of elevated geopolitical risks have historically been associated with negative effects on global economic activity. Although none of our operations are in Russia or Ukraine, the continuation or further escalation of geopolitical tensions, or future instances of political unrest in other geographies, could impact other markets where we do business, including Europe and Asia Pacific, or cause negative global economic effects which may adversely affect our business, financial condition, and results of operations.

Economic deterioration at one or more of our clients may also affect our allowance for doubtful accounts and collectability of accounts receivable. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. While our overall receivable collections have not been severely impacted by the softening economy or other geopolitical events, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially affect our future financial results.

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

Our business is subject to risks arising from epidemic diseases, pandemics, or other public health emergencies.

Public health epidemics or pandemics pose the risk that we or our employees and partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to the spread of the virus or due to shutdowns or other measures that are requested or mandated by governmental authorities. Governmental measures that are intended to reduce the spread or otherwise combat a pandemic or epidemic may affect how we operate, including, among other things, by reducing demand for or delaying client decisions to procure our services, or by resulting in cancellations of existing projects.

A future pandemic, epidemic, or other public health emergency could also result in a decline in productivity, which may adversely impact our ability to continue to efficiently serve our clients. In addition, in connection with the Pandemic, the overall financial condition of some of our clients was adversely impacted, at least for periods of time. If the financial condition of any of our clients is negatively impacted in the future by a pandemic or epidemic, the ability of these clients to pay outstanding receivables owed to us may be adversely affected.

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

We generally do not have long-term agreements with our clients for the provision of services and our clients may terminate engagements with us at any time. The success of our business is dependent on our ability to secure new projects from clients or to renew expired contracts with clients. For example, our business is likely to be materially adversely affected if we are unable to secure new client projects because of improvements in our competitors’ service offerings, because of our customers’ use of technology or artificial intelligence instead of external experts, because of a change in government regulatory requirements, because of an economic downturn decreasing the demand for outsourced professional services, or for other reasons. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of in-house procurement groups that manage their relationship with service providers.

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

One of our primary areas of focus in recent years is digital expansion, which includes the further development and expanded launch of HUGO, our human cloud platform aimed at introducing a new way for clients and talent alike to engage with us and expanding go-to-market penetration for the business that we acquired from Veracity. We are also making investments in the transformation of our technology systems to keep up with technological changes that impact the needs of our clients, the delivery of our services and the efficiency of our back-office operations. These investments require significant capital expenditures. If we are unable to execute these initiatives successfully, we may not realize our anticipated return on investment and may not be able to realize the benefits expected, which could adversely impact our growth and profitability.

We may not be able to build an efficient support structure as our business continues to grow and transform.

In fiscal 2023, we continued our Borderless Talent initiative to continue to evolve towards and facilitate a virtual operating model. With this initiative, we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on workload, not zip code. We also began upgrading to a new cloud-based enterprise-wide operating and Enterprise Resource Planning system. The continued success of these initiatives requires adjusting and strengthening our business operations, financial and talent management systems, procedures, controls and compliance, which may increase our total operating costs and adversely impact our profitability and growth.

New business strategies and initiatives, such as these, can be time-consuming for our management team and disruptive to our operations. New business initiatives could also involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. These events could cause material harm to our business, operating results or financial condition.

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

We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand names are important to our business. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. In fiscal 2020, we launched a significant global rebranding initiative, and in fiscal 2023 we continued our global rebranding with our new tagline ― Dare to Work Differently. However, there can be no assurance that our rebranding initiative will result in a positive return on investment. In addition, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent use of our trademarks by others. Further, not all of our trademarks were successfully registered in all of our desired countries. Accordingly, we may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons. For example, a judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. In addition, third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities as well as significant damages, fees and costs. If such a claim were made and we were required to change our name or any of our marks, the value of our brand may diminish and our results of operations and financial condition could be adversely affected.

Risks Related to Information Technology, Cybersecurity and Data Protection

Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.

The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, cyber or other security incidents, natural disasters or other catastrophic events, or other interruptions or damage stemming from power outages, equipment failure or unintended or unauthorized usage by employees. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. From time to time, we experience interruptions in our operations and system failures, and any loss of data and interruptions or delays in our business or that of our clients, or both, resulting from such interruptions or failures could have a material impact on our business and operations and materially adversely affect our revenue, profits and operating results.

The breadth and complexity of this infrastructure increases the potential risk of security incidents. Despite our implementation of security controls, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users, and coordinated denial-of-service attacks. Cyber security incidents may involve the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for a period of time. Cyber incidents have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. For example, in the past we have experienced cyber security incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations; however, there is no assurance that similar incidents will not cause material impacts in the future. Security incidents, including ransomware attacks, cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems and result in a significant disruption of our business and potentially significant payments to restore the networks and systems. We review and update our systems and have implemented processes and procedures to protect against security incidents and unauthorized access to our data, although we cannot provide assurances that these efforts will be successful.

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

Our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse or improper disclosure of which could result in legal liability. The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, (“Privacy and Data Protection Requirements”) which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, and require notice to individuals of privacy practices and in some cases consent to collection of personal information; give individuals certain access, correction and deletion rights with respect to their personal information; and prevent the use or disclosure of personal information, or require providing opt-outs for the use and disclosure of personal information, for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries.

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the European General Data Protection Regulation (the “GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or otherwise processing of personal data; and (ii) the ability of data subjects to exercise their related various rights such as to access, correct or delete their personal data. Under the GDPR and the United Kingdom’s version of the GDPR, data transfers from the European Union and the United Kingdom to the United States are generally prohibited unless certain measures are followed. The 2018 California Consumer Privacy Act (“CCPA”) imposes similar requirements. New privacy laws in California, Colorado, Connecticut, Utah and Virginia have either taken effect or will take effect in 2023, and new privacy laws recently enacted in Iowa, Indiana, Montana, Tennessee and Texas will take effect over the next few years. There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Key markets in the Asia Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.

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

We currently have a $175.0 million senior secured loan (the “Credit Facility”) which matures on November 12, 2026. We are subject to various operating covenants under the Credit Facility which restrict our ability to, among other things, incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. The Credit Facility also requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. Any failure to comply with these covenants may constitute a breach under the Credit Facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the Credit Facility. Our inability to maintain our Credit Facility could materially and adversely affect our liquidity and our business.

Our Credit Facility bears a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and earnings.

Borrowings under our Credit Facility bear interest at a rate per annum of either, at our election, (i) Term SOFR (as defined in the credit agreement evidencing the Credit Facility (the “Credit Agreement”)) plus a margin or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin, with the applicable margin depending on our consolidated leverage ratio. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, our Credit Agreement includes a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. It is possible that the volatility of SOFR and the applicable credit adjustment could result in higher borrowing costs for us, and could adversely affect our liquidity, financial condition, and earnings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

Our principal executive office located in Irvine, California consists of a 57,000 square feet office building that we own, of which approximately 13,000 square feet is leased to an independent third party. The remainder of the office space is occupied by our corporate teams and our Orange County, California practice.

As of May 27, 2023, we had other major offices in many of the world’s leading business centers, including Atlanta, Beijing, Dallas-Fort Worth, Chicago, Guangzhou, Hong Kong, Houston, London, Los Angeles, New York, Mexico City, Mumbai, San Francisco, Singapore, Seoul, Sydney, Tokyo and Utrecht, among others. In total, we have facilities and operations in over 35 cities in 14 countries around the world. Outside of the Irvine, California location, which is owned by us, the majority of our facilities are leased under long-term leases with varying expiration dates.

As of May 27, 2023, Sitrick which is within Other Segments utilized one of the offices in Los Angeles, California, and shared our office in New York, New York with RGP. All remaining offices are utilized by RGP. We believe our existing office locations are suitable and adequate to meet our current business needs. We do not anticipate any significant difficulty replacing or locating additional offices to accommodate future needs.

ITEM 3.    LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “RGP.” As of July 18, 2023, the approximate number of holders of record of our common stock was 37 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).

Dividend Policy

Our Board of Directors has established a quarterly dividend, subject to quarterly Board of Directors’ approval. Pursuant to declaration and approval by our Board of Directors, we declared a dividend of $0.14 per share of common stock during each quarter in fiscal 2023, 2022, and 2021. On April 20, 2023, our Board of Directors declared a regular quarterly dividend of $0.14 per share of our common stock. The dividend was paid on June 15, 2023 to stockholders of record at the close of business on May 18, 2023. Continuation of the quarterly dividend will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our Board of Directors.

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

The following summarizes shares of common stock repurchased by the Company during the fourth quarter of fiscal 2023:

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of Publicly	that May Yet be
	of Shares	per	Announced Plans or	Purchased Under
Period	Purchased	Share	Programs	the Plans or Programs
February 26, 2023— March 25, 2023	-	$-	-	$54,939,002
March 26, 2023 — April 22, 2023	296,371	$15.83	296,371	$50,246,154
April 23, 2023 — May 27, 2023	-	$-	-	$50,246,154
Total February 26, 2023 — May 27, 2023	296,371	$15.83	296,371	$50,246,154

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock against the cumulative total return of each of the Russell 3000 Index, a customized peer group consisting of eight companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services, in each case for the five years ended May 27, 2023. The graph assumes $100 was invested at market close on May 25, 2018 in our common stock and in each index (based on prices from the close of trading on May 25, 2018), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

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
and Peer Group

$200
$150
$100
$50
$0
5/25/2018
05/25/2019
05/30/2020
05/29/2021
05/28/2022
05/27/2023
Resources Connection, Inc.
Russell 3000
SIC Code 8742 - Management Consulting
Peer Group

*$100 invested on 5/25/18 in stock or index, including reinvestment of dividends.

	May 25, 2018	May 25, 2019	May 30, 2020	May 29, 2021	May 28, 2022	May 27, 2023
Resources Connection, Inc.	$100.00	$98.28	$72.37	$100.29	$129.29	$114.24
Russell 3000	$100.00	$104.79	$113.78	$163.74	$158.88	$161.87
SIC Code 8742 - Management Consulting	$100.00	$108.34	$106.73	$153.43	$157.35	$155.46
Peer Group	$100.00	$100.53	$99.55	$148.33	$161.23	$171.26

Our customized peer group includes the following eight professional services companies that we believe reflect the competitive landscape in which we operate and acquire talent: Barrett Business Services, Inc.; CBIZ, Inc.; CRA International, Inc.; FTI Consulting, Inc.; Heidrick & Struggles International, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; Korn Ferry; and MISTRAS Group, Inc.

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

Overview

Resources Global Professionals is a global consulting firm focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand, experienced and diverse talent. As a next-generation human capital partner for our clients, we specialize in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection, expertise and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success.

A disruptor within the professional services industry since its founding in 1996, today we embrace our differentiated agile delivery model. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and speed-to-market challenges. As talent preferences continue to shift in the direction of flexibility, choice and control, employers competing in today’s business environment must rethink the way work gets done and consider implementing new, more agile workforce strategies. Our client engagement and talent delivery model offer speed and agility and strongly positions us to help our clients transform their businesses and workplaces, especially in a time where high-quality talent is increasingly scarce and the usage of a flexible workforce to execute transformational projects is becoming the dominant operating model. Based in Irvine, California, with offices worldwide, we attract top-caliber professionals with in-demand skillsets who seek a workplace environment that embraces flexibility, collaboration and human connection. Our agile professional services model allows us to quickly align the right resources for the work at hand with speed and efficiency in ways that bring value to both our clients and talent. See Part I, Item 1 “Business” for further discussions about our business and operations.

We are laser focused on driving long-term growth in our business by seizing the favorable macro shifts in workforce strategies and preferences, building an efficient and scalable operating model, and maintaining a distinctive culture and approach to professional services. Our enterprise initiatives in recent years include refining the operating model for sales, talent and delivery to be more client-centric, cultivating a more robust performance culture by aligning incentives to business performance, building and commercializing our digital engagement platform, enhancing our consulting capabilities in digital transformation to align with market demand, improving operating leverage through pricing, operating efficiency and cost reduction, and driving growth through strategic acquisitions. We believe our focus and execution on these initiatives will serve as the foundation for growth ahead.

Fiscal 2023 Strategic Focus Areas

In fiscal 2023, our strategic focus areas were:

•Transform digitally;

•Amplify brand voice and optimize solution offerings;

•Deepen client centricity;

•Enhance pricing; and

•Pursue targeted mergers and acquisitions.

Transform digitally – Our first area of focus was to improve operational efficiency, scale business growth, transform stakeholder experience and create long-term sustainability and stockholder value through digital means.

We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGP® (“HUGO”), our digital engagement platform, offers such an experience for clients and talent in the professional staffing space to connect, engage and even transact directly. We piloted the platform in three primary markets – New York/New Jersey, Southern California and Texas, and have continued to expand its functionality with further artificial intelligence and machine learning. We have also been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the U.S. in fiscal 2024. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current professional staffing business, which we believe will not only drive top-line growth but also enhance profitability.

We made significant progress executing the multi-year project to modernize and elevate our technology infrastructure globally, including a cloud-based enterprise resource planning system and talent acquisition and management system. The new systems are expected to be deployed globally in two phases, first in North America, then in the Europe and Asia Pacific regions. As of end of the fiscal year, we completed our global system design as well as configuration and build for the North America phase according to our project roadmap and expect to go live in North America in fiscal 2024. We believe our investment in these technology transformation initiatives will accelerate our efficiency and data-led decision-making capabilities, optimize process flow and automation, improve consultant recruitment and retention, drive business growth with operational agility, scale our operations and further support our growth, goals and vision.

The third component of our digital transformation is to expand our digital consulting capabilities and geographic reach to better serve our clients. As our clients continue to accelerate their digital and workforce paradigm transformations, the need for automation and self-service has been an increasing trend. In fiscal 2023, we established a delivery hub in India to strengthen and augment our digital delivery capabilities; we integrated our digital business in Asia Pacific with Veracity in North America to scale our digital practice and to expand our geographic reach; we fortified our digital sales and business development infrastructure positioning us for growth; and finally we successfully penetrated into many new clients across the globe with our digital transformation services. We believe demand in the digital transformation arena will continue to be a growth driver for our business.

Amplify brand voice and optimize solution offerings – Our second focus area for fiscal year 2023 was to bring clarity and attention to our brand positioning to own the opportunity around project execution. RGP has always focused our business on project execution, which is a distinct space on the continuum between strategy consulting and interim deployment. Our business model of utilizing experienced talent to flatten the traditional consulting delivery pyramid is highly sought after in today’s market. Most clients are capable of formulating business strategy organically or with the help of a strategy firm; where they need help is in the ownership of executing the strategy.

In fiscal 2023, we made progress on clarifying our brand and activating our new brand positioning with our new tagline ― Dare to Work Differently. TM ― which we believe showcases our hybrid workforce strategy and our ability to execute with subject matter expertise where our clients need us most. Our co-delivery ethos was focused around partnering with clients on project execution. Our brand marketing will continue to emphasize and accentuate our unique qualifications in this arena. We believe clear articulation and successful marketing of our distinctive market position is key to attracting and retaining both clients and talent, enabling us to drive growth.

Key focus areas supporting this initiative included: refining and finalizing our proposed solution architecture that clearly defines RGP’s core service offerings and streamlines the sales process; validating the proposed messaging and architecture via roundtables with internal and external stakeholders; and launching the new brand positioning and messaging through dynamic assets such as advertising campaigns, videos and events.

Deepen client centricity – The third area of focus for fiscal 2023 was to continue to deepen and broaden our trusted client relationships through expanded marquee account and key industry vertical programs to increase account penetration. We maintained our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. During fiscal 2023, we expanded the Strategic Client Account and industry programs by adding clients and taking a more client-centric and borderless approach to serving these clients. We believe this focus has and will continue to enhance our opportunities to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients.

In addition, we formed a new Emerging Accounts program, which consists of smaller clients where demand tends to be more episodic. Our newly formed dedicated account team has been able to serve this segment of clients with more focus and attention while nurturing and growing the depth of client relationships. Our services continue to emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. Client relationships and needs are addressed from a client-centric, not geographic, perspective so that our experienced management team and consultants understand our clients’ business issues and help them define their project needs to deliver an integrated, relationship-based approach to meeting the clients’ objectives. We believe that by continuing to deliver high-quality services and by deepening our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets.

Enhance pricing – Fourth, we have made solid progress in evolving and enhancing our pricing strategy to ensure we adopt a value-based approach for our project execution services, which has become increasingly more relevant and in demand in the current macro environment. As we deepen our client relationships and raise our clients’ perception of our ability to add value through our services, we anticipate further increasing bill rates for our services to appropriately capture the value of the talent and solutions delivered. We created more centralized pricing governance, strategy and approach; we conducted a deep pricing analysis to identify and develop areas that need improvement; and we instituted new pricing training for all sales, talent and other go-to-market team members. Through these actions, we have been able to achieve higher bill rates across a majority of the markets in the current fiscal year to drive topline revenue and profitability.

Pursue targeted mergers and acquisitions – Lastly, we have been actively pursuing strategic acquisitions to accelerate growth. Our acquisition strategy is centered around driving additional scale or expanding consulting capabilities that complement or augment our existing core competencies. In particular, we have been actively building a pipeline of acquisition opportunities in the areas of digital and CFO services consulting. We believe our expansive client base, deep client relationships and expert agile talent pool are attractive value propositions to potential targets and will enable us to drive post acquisition synergies and growth for the business.

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

The following represents a summary of our accounting policies that involve critical accounting estimates, defined as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

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

Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration, assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most-likely-amount method prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Changes in estimates would result in cumulative catch-up adjustments and could materially impact our financial results. Rebates recognized as contra-revenue for the years ended May 27, 2023, May 28, 2022 and May 29, 2021 were $3.2 million, $3.1 million and $2.6 million, respectively.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. As of May 27, 2023 and May 28, 2022, we had an allowance for doubtful accounts of $3.3 million and $2.1 million, respectively. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results.

Income taxes — In order to prepare our Consolidated Financial Statements, we are required to make estimates of income taxes, if applicable, in each jurisdiction in which we operate. The process incorporates an assessment of any income subject to taxation in each jurisdiction together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. These differences result in deferred tax assets and liabilities that are included in our Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and any such adjustment may materially affect our future financial results. If the ultimate tax liability differs from the amount of tax expense we have reflected in the Consolidated Statements of Operations, an adjustment of tax expense may need to be recorded and this adjustment may materially affect our future financial results and financial condition.

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

As of May 27, 2023 and May 28, 2022, a valuation allowance of $6.5 million and $8.2 million was established on deferred tax assets totaling $33.2 million and $34.3 million, respectively. Our income tax for the years ended May 27, 2023, May 28, 2022 and May 29, 2021 was an expense of $18.3 million, an expense of $15.8 million and a benefit of $2.5 million, respectively. As of May 27, 2023 and May 28, 2022, our total liability for unrecognized tax benefits was $1.0 million and $0.9 million, respectively.

Stock-based compensation — Under our 2020 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock awards, restricted stock units, performance stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock at a discount in accordance with the terms of the plan. During fiscal 2023, the Company issued performance stock unit awards under the 2020 Performance Incentive Plan that will vest upon the achievement of certain company-wide performance targets at the end of the defined three-year performance period. Vesting periods for restricted stock awards, restricted stock units and stock option awards range from three to four years.

We estimate the fair value of stock-based payment awards on the date of grant as described below. We determine the estimated value of restricted stock awards, restricted stock unit and performance stock unit awards using the closing price of our common stock on the date of grant. We have elected to use the Black-Scholes option-pricing model for our stock options and stock purchased under our ESPP which takes into account assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Additional variables to be considered are the expected term, expected dividends and the risk-free interest rate over the expected term of our employee stock options.

We use our historical volatility over the expected life of the stock option award and ESPP award to estimate the expected volatility of the price of our common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.14 per share for each quarter during fiscal 2023, 2022 and 2021) is also incorporated in determining the estimated value per share of employee stock option grants and purchases under our ESPP. Such dividends are subject to quarterly Board of Directors’ approval. Our expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers, and the expected life of grants under our ESPP is 6 months.

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

We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for the years ended May 27, 2023, May 28, 2022 and May 29, 2021 was $9.5 million, $8.2 million and $6.6 million, respectively.

Valuation of long-lived assets — For long-lived tangible and intangible assets, including property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets, we assess the potential impairment periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. We performed our assessment of potential qualitative impairment indicators of long-lived assets, including property and equipment, ROU assets outside of exited markets, and definite-lived intangible assets as of May 27, 2023. We determined that for such long-lived assets, no impairment indicators were present as of May 27, 2023, and no impairment charge was recorded during fiscal 2023.

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

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We evaluate goodwill for impairment annually on the last day of our fiscal year, and whenever events indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. In assessing the recoverability of goodwill, we make a series of assumptions including forecasted revenue and costs, estimates of future cash flows, discount rates and other factors, which require significant judgment. A potential impairment in the future, although a non-cash expense, could materially affect our financial results and financial condition.

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

The following is a discussion of our goodwill impairment tests performed during fiscal 2023.

Third Quarter 2023 Goodwill Impairment Test

As further discussed in Note 2 – Summary of Significant Accounting Policies and Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, during the third quarter of fiscal 2023, the Company determined the existence of impairment indicators on goodwill associated with Sitrick, one of the Company’s operating segments and reporting units, as a result of its declining business performance. Based on the quantitative impairment test, the Company concluded that the carrying amount of Sitrick exceeded its fair value, which resulted in an impairment charge of $3.0 million on the goodwill within the Company’s Other Segments on the Consolidated Statements of Operations. No goodwill remains within Other Segments as of May 27, 2023.

2023 Annual Goodwill Impairment Analysis

We performed our annual goodwill impairment test as of May 27, 2023 on our RGP reporting unit. We elected to perform a qualitative analysis and assessed the relevant events and circumstances to determine if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. We considered such events and circumstances including macroeconomic factors, industry and market conditions, financial performance indicators and measurements, and other factors. Based on our assessment of these factors, we do not believe that it is more likely than not that the fair value of our reporting unit is less than its carrying value, and no further testing is needed. We concluded that there was no goodwill impairment as of May 27, 2023.

While we believe that the assumptions underlying our qualitative assessment are reasonable, these assumptions could have a significant impact on whether a non-cash impairment charge is recognized and the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

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

Same-Day Constant Currency Revenue

Same-day constant currency revenue assists management in evaluating revenue trends on a more comparable and consistent basis. We believe this measure also provides more clarity to our investors in evaluating our core operating performance and facilitates a comparison of such performance from period to period. The following table presents a reconciliation of same-day constant currency revenue, a non-GAAP financial measure, to revenue as reported in the Consolidated Statements of Operations, the most directly comparable GAAP financial measure, by geography.

RESOURCES CONNECTION, INC.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(In thousands, except number of business days)

	Three Months Ended		For the Years Ended
Revenue by Geography	May 27,	May 28,	May 27,	May 28,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited, except for GAAP amounts)
North America
As reported (GAAP)	$160,999	$183,817	$680,993	$676,419
Currency impact	(333)		(504)
Business days impact	-		-
Same-day constant currency revenue	$160,666		$680,489

Europe
As reported (GAAP) (1)	$10,757	$19,433	$42,509	$76,075
Currency impact	222		4,419
Business days impact	133		871
Same-day constant currency revenue	$11,112		$47,799

Asia Pacific
As reported (GAAP)	$12,693	$13,781	$52,141	$52,524
Currency impact	805		5,509
Business days impact	48		516
Same-day constant currency revenue	$13,546		$58,166

Total Consolidated
As reported (GAAP) (1)	$184,449	$217,031	$775,643	$805,018
Currency impact	694		9,424
Business days impact	181		1,387
Same-day constant currency revenue	$185,324		$786,454

Number of Business Days
North America (2)	65	65	251	251
Europe (3)	61	62	248	254
Asia Pacific (3)	61	62	245	247

(1) Total Consolidated revenue and Europe revenue as reported under GAAP include taskforce revenue of zero and $7.7 million for the three months ended May 27, 2023 and May 28, 2022, respectively, and $0.2 million and $27.6 million for the year ended May 27, 2023 and May 28, 2022, respectively.

(2) This represents the number of business days in the U.S.

(3) The business days in international regions represents the weighted average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure.

RESOURCES CONNECTION, INC.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(In thousands, except percentages)

	For the Years Ended
	May 27,	% of	May 28,	% of	May 29,	% of
	2023	Revenue	2022	Revenue	2021	Revenue

Net income	$54,359	7.0%	$67,175	8.3%	$25,229	4.0%
Adjustments:
Amortization expense	5,018	0.6	4,908	0.6	5,228	0.8
Depreciation expense	3,539	0.4	3,575	0.4	3,897	0.6
Interest expense, net	552	0.1	1,064	0.2	1,600	0.3
Income tax expense (benefit)	18,259	2.4	15,793	2.0	(2,545)	(0.4)
EBITDA	81,727	10.5	92,515	11.5	33,409	5.3
Stock-based compensation expense	9,521	1.2	8,168	1.0	6,613	1.1
Technology transformation costs (1)	6,355	0.8	1,449	0.2	-	-
Goodwill impairment (2)	2,955	0.4	-	-	-	-
Restructuring costs (3)	(364)	-	833	0.1	8,260	1.3
Contingent consideration adjustment	-	-	166	-	4,512	0.7
Adjusted EBITDA	$100,194	12.9%	$103,131	12.8%	$52,794	8.4%

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

(2) Goodwill impairment charge recognized during the year ended May 27, 2023 was related to Sitrick operating segment.

(3) The Company substantially completed our global restructuring and business transformation plan (the “Restructuring Plans”) in fiscal 2021. All remaining accrued restructuring liability on the books related to employee termination costs was either paid or released as of May 27, 2023.

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

Results of Operations

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue below. The fiscal years ended May 27, 2023, May 28, 2022 and May 29, 2021 all consisted of 52 weeks (in thousands, except percentages).

	For the Years Ended
	May 27,	% of	May 28,	% of	May 29,	% of
	2023	Revenue	2022	Revenue	2021	Revenue
Revenue	$775,643	100.0%	$805,018	100.0%	$629,516	100.0%
Direct cost of services	462,501	59.6	488,376	60.7	388,112	61.7
Gross profit	313,142	40.4	316,642	39.3	241,404	38.3
Selling, general and administrative expenses	228,842	29.5	224,721	27.9	209,326	33.3
Amortization expense	5,018	0.6	4,908	0.6	5,228	0.8
Depreciation expense	3,539	0.4	3,575	0.4	3,897	0.6
Goodwill impairment	2,955	0.4	-	-	-	-
Income from operations	72,788	9.5	83,438	10.4	22,953	3.6
Interest expense, net	552	0.1	1,064	0.2	1,600	0.3
Other income	(382)	-	(594)	(0.1)	(1,331)	(0.3)
Income before income tax expense (benefit)	72,618	9.4	82,968	10.3	22,684	3.6
Income tax expense (benefit)	18,259	2.4	15,793	2.0	(2,545)	(0.4)
Net income	$54,359	7.0%	$67,175	8.3%	$25,229	4.0%

Year Ended May 27, 2023 Compared to Year Ended May 28, 2022

Percentage change computations are based upon amounts in thousands. Fiscal 2023 and fiscal 2022 consisted of 52 weeks.

Revenue. Revenue decreased $29.4 million, or 3.6%, to $775.6 million for the year ended May 27, 2023 from $805.0 million for the year ended May 28, 2022. We completed the sale of taskforce on May 31, 2022. Refer to Note 3 – Dispositions in the Notes to Consolidated Financial Statements for further information. Excluding $27.6 million of revenue attributable to taskforce during the year ended 2022, revenue in fiscal 2023 was relatively consistent with the prior year (increased 1.1% on a same-day constant currency basis).

The following table represents our GAAP consolidated revenues by geography (in thousands, except percentages):

	For the Years Ended
	May 27,	% of	May 28,	% of
	2023	Revenue	2022	Revenue
North America	$680,993	87.8%	$676,419	84.0%
Europe	42,509	5.5	76,075	9.5
Asia Pacific	52,141	6.7	52,524	6.5
Total	$775,643	100.0%	$805,018	100.0%

Revenue in North America grew 0.7% (0.6% on a same-day constant currency basis) compared to fiscal 2022. Due to a robust backlog and healthy demand environment at the start of the fiscal year, we saw a strong revenue trend in the first half of fiscal 2023. As the macro economy gradually softened throughout the remainder of the fiscal year, the overall pace of client initiatives and spend also slowed down, leading to a more muted revenue trend in the second half of the fiscal year. While our pipeline activities remained healthy throughout the year, the sales cycle lengthened, leading to slower revenue conversion. In certain cases, we also experienced delays in engagement starts as clients managed through their own budgetary considerations. Total billable hours decreased by 3.0% compared to fiscal 2022, while the average bill rate increased by 3.9% as we continue to pursue strategic pricing. Our Strategic Client Accounts continued to perform well during the current fiscal year. Revenues from our Strategic Client Accounts in North America grew 2.7% during fiscal 2023 compared to fiscal 2022. From a solution standpoint, Finance and Accounting continued to be resilient at a 3.2% growth rate while Technology and Digital displayed particular strength with an 11.8% growth rate despite the softer macro environment, partially offset by softer performance in certain other solution offerings.

European revenue decreased 44.1% (37.2% on a same-day constant currency basis) during fiscal 2023 compared to fiscal 2022. Excluding the impact of the taskforce divestiture, revenue in Europe decreased 12.8% (2.0% on a same-day constant currency basis). The decline in Europe’s revenue was primarily the result of delayed client buying patterns throughout the current fiscal year due to uncertainties in the macro environment in the European region. Excluding taskforce which historically carried higher bill rates, average bill rate was lower by 2.5% (higher by 7.4% on a constant currency basis) and billable hours declined by 11.0% during fiscal year 2023 compared to fiscal year 2022.

Asia Pacific revenue declined slightly by 0.7%, although it represented a 10.7% increase on a same-day constant currency basis during fiscal 2023 compared to fiscal 2022. The growth in Asia Pacific revenue on a same-day constant currency basis is primarily driven by a 5.6% increase in billable hours, which was partially offset by a lower average bill rate of 6.5% (although a 3.3% increase on a constant currency basis). The notable revenue growth in Asia Pacific on a same-day constant currency basis was primarily driven by our Strategic Client Accounts as large global businesses continue to shift share services centers to the Asia Pacific region driving demand for our services.

Direct Cost of Services. Direct cost of services decreased $25.9 million, or 5.3%, to $462.5 million during fiscal 2023 from $488.4 million for fiscal 2022. The decrease in direct cost of services year over year was primarily attributable to a 4.7% decrease (2.6% decrease on a constant currency basis) in average pay rate during fiscal 2023 compared to fiscal 2022. The decrease in average pay rate was largely attributable to the divestiture of taskforce, which historically carried higher pay rates. Billable hours decreased 3.9% (1.9% excluding taskforce) during fiscal 2023 compared to fiscal 2022.

Direct cost of services as a percentage of revenue was 59.6% for fiscal 2023 compared to 60.7% for fiscal 2022. The decreased percentage compared to the prior year was primarily attributable to a 220 basis point reduction in the overall pay/bill ratio. This favorable impact was partially offset by an increase in employee-related benefits, primarily in self-insured medical costs and holiday pay.

The number of consultants on assignment at the end of fiscal 2023 was 3,145 compared to 3,388 at the end of fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $228.8 million, or 29.5% of revenue, for the year ended May 28, 2023 compared to $224.7 million, or 27.9% of revenue, for the year ended May 28, 2022. The $4.1 million increase in SG&A year-over-year was primarily attributed to an increase of $7.7 million in management compensation, an increase of $4.9 million in technology transformation costs, a $2.4 million increase in business and travel expenses as business travel normalizes post Pandemic to reflect a hybrid work model, a $1.4 million increase in stock-based compensation expense, a $1.3 million increase in computer software costs, an increase of $0.9 million in bad debt expenses, an increase of $0.9 million in self-insurance medical benefits, an increase of $0.9 million resulting from the adverse effect of changes in foreign currency exchange rates, and a $2.9 million increase in all other general and administration expenses to support the business. These incremental costs were partially offset by lower bonus and commissions of $16.1 million due to lower revenue and profitability achievement compared to the incentive targets, a decrease in occupancy costs of $1.9 million from real estate footprint reduction , and a $1.2 million decrease in restructuring costs related to exiting certain markets and real estate facilities in fiscal 2022.

Management and administrative headcount was 917 at the end of fiscal 2023 and 871 at the end of fiscal 2022. Management and administrative headcount includes full-time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full-time equivalent headcount.

Goodwill Impairment. During the third quarter of fiscal 2023, we completed a goodwill impairment analysis for Sitrick, a strategic and crisis communications business acquired in 2009. Many of Sitrick’s target clients were impacted by the initial closures of U.S. courts during the Pandemic and the continued lingering impact on the court system despite the reopening, resulting in less opportunities and a slower revenue conversion typically provided by Sitrick. As a result, we performed a qualitative and quantitative impairment analysis relating to the goodwill within Sitrick as of February 25, 2023. We determined that the carrying value of Sitrick was in excess of its fair value and as such fully impaired its goodwill in the amount of $3.0 million during the third quarter of fiscal 2023. Goodwill within the Other Segments remained at zero as of May 27, 2023.

Restructuring Costs. We substantially completed the Restructuring Plans in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs for the years ended May 27, 2023 and May 28, 2022 were as follows (in thousands):

	For the Year Ended May 27, 2023			For the Year Ended May 28, 2022
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$(387)	$-	$(387)	$168	$(253)	$(85)
Real estate exit costs (adjustments)	-	(1)	(1)	884	(10)	874
Other costs	15	9	24	-	44	44
Total restructuring costs (adjustments)	$(372)	$8	$(364)	$1,052	$(219)	$833

All employee termination and facility exit costs incurred under the Restructuring Plans were considered completed as of August 27, 2022, and as a result, the remaining accrued restructuring liability on the books was released. Restructuring liability was zero and $0.4 million as of May 27, 2023 and May 28, 2022, respectively.

Amortization and Depreciation Expense. Amortization expense was $5.0 million and $4.9 million in fiscal 2023 and fiscal 2022, respectively. Depreciation expense was $3.5 million and $3.6 million in fiscal 2023 and fiscal 2022, respectively.

Income Taxes. The provision for income taxes was $18.3 million (effective tax rate of 25.1%) for the year ended May 27, 2023 compared to $15.8 million (effective tax rate of 19.0%) for the year ended May 28, 2022. The lower effective tax rate for fiscal 2022 when compared to fiscal 2023 was primarily attributed to a non-recurring tax benefit of $2.6 million from the dissolution of our French entity and a tax benefit of $4.9 million from the release of a valuation allowance in Europe in the prior fiscal year as compared to $1.9 million of valuation allowance release in fiscal 2023.

We recognized a tax benefit of approximately $2.1 million and $2.0 million for the years ended May 27, 2023 and May 28, 2022, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards and restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

We reviewed the components of both book and taxable income to prepare the tax provision. There can be no assurance that our effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of disqualifying dispositions of certain stock options. Based upon current economic circumstances and our business performance, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to deferred tax assets in certain foreign jurisdictions. Realization of the currently reserved deferred tax assets is dependent upon generating sufficient future taxable income in the domestic and foreign territories.

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

Operating Results of Segments

As discussed in Business Segments in Item 1, Note 2 – Summary of Significant Accounting Policies and Note 18 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the Company divested taskforce on May 31, 2022. Since the second quarter of fiscal 2021 and prior to the divestment, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH, an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

Effective May 31, 2022, the Company’s operating segments consist of RGP and Sitrick. RGP is the Company’s only reportable segment. Sitrick does not individually meet the quantitative threshold to qualify as a reportable segment. Therefore, Sitrick is disclosed as Other Segments. Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as we did not have a change in internal organization or the financial information our Chief Operating Decision Maker uses to assess performance and allocate resources.

The following table presents our current operating results by segment (in thousands, except percentages):

	For the Years Ended
	May 27,	% of	May 28,	% of
	2023	Revenue	2022	Revenue
Revenue:
RGP	$764,511	98.6%	$764,350	94.9%
Other Segments (1)	11,132	1.4	40,668	5.1
Total revenue	$775,643	100.0%	$805,018	100.0%

	For the Years Ended
	May 27,	% of	May 28,	% of
Adjusted EBITDA:	2023	Adj EBITDA	2022	Adj EBITDA
RGP	$132,377	132.1%	$134,187	130.1%
Other Segments (1)	1,179	1.2	3,527	3.4
Reconciling Items (2)	(33,362)	(33.3)	(34,583)	(33.5)
Total Adjusted EBITDA (3)	$100,194	100.0%	$103,131	100.0%

(1) Amounts reported in Other Segments for the year ended May 27, 2023 include Sitrick and an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the years ended May 28, 2022 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue remained consistent at $764.5 million in fiscal 2023 compared to $764.4 million in fiscal 2022. Revenue from RGP represents more than 90% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of May 27, 2023 was 3,131 compared to 3,263 as of May 28, 2022.

Other Segments – Other Segments’ revenue decreased $29.5 million, or 72.6%, to $11.1 million in fiscal 2023 compared to fiscal 2022, as a result of a $27.3 million decline in revenue from the divestiture of taskforce in fiscal 2023 and a $2.2 million decline in Sitrick revenue. The decline in Sitrick revenue during fiscal 2023 compared to the prior year was primarily due to the closure of the U.S. courts during the Pandemic and the continued lingering impact on the court system, resulting in slower business development and revenue conversion.

The number of consultants on assignment under Other Segments as of May 27, 2023 was 14 compared to 125 as of May 28, 2022.

Adjusted EBITDA by Segment

RGP – RGP Adjusted EBITDA declined $1.8 million, or 1.3%, to $132.4 million in fiscal 2023 compared to $134.2 million in fiscal 2022. Compared to the prior year, revenue increased $0.2 million and the cost of services decreased by $4.9 million in fiscal 2023. These were offset by an increase in SG&A costs attributed to RGP of $6.7 million in fiscal 2023 as compared to fiscal 2022 primarily due to the increase in management compensation of $8.5 million partially as a result of employee compensation adjustments reflecting the current labor market trend, a $2.9 million increase in computer software and consulting costs, an increase in business and travel expenses of $2.2 million as business travel normalizes post Pandemic to reflect a hybrid work model, a $0.7 million increase in recruiting expenses, and a $4.6 million increase in all other general and administration expenses. These cost increases were partially offset by a $11.0 million reduction in bonuses and commissions as a result of lower revenue and profitability achievement compared to the incentive targets and $1.2 million of reductions in occupancy costs as a result of our real estate reduction effort. For fiscal 2023, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included stock-based compensation expense of $8.4 million, depreciation and amortization expense of $8.4 million and technology transformation costs of $6.4 million.

The trend in revenue, cost of services, and other costs and expenses at RGP year over year are generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $2.3 million in fiscal 2023 compared to fiscal 2022. The decline is attributable to the $27.3 million decrease in revenue due to the divestiture of taskforce at the beginning of fiscal 2023 and $2.2 million related to the slow business recovery in Sitrick from the Pandemic, which is partially offset by a $21.0 million decrease in the cost of services primarily due to the divestiture of taskforce. In addition, management compensation decreased by $2.9 million, bonus and commissions decreased by $1.9 million, occupancy costs were reduced by $0.6 million, and all other general and administration expenses decreased by $0.8 million, which were primarily attributed to the divestiture of taskforce. For fiscal 2023, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $0.2 million, stock-based compensation expense of $1.1 million and goodwill impairment of $3.0 million.

Year Ended May 28, 2022 Compared to Year Ended May 29, 2021

For a comparison of our results of operations at the consolidated and segment level for the fiscal years ended May 28, 2022 and May 29, 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed with the SEC on July 28, 2022 (File No. 0-32113).

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as further discussed below) and, historically, to a lesser extent, stock option exercises and ESPP purchases. On an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of May 27, 2023, we had $116.8 million of cash and cash equivalents, including $50.4 million held in international operations.

On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”), and concurrently terminated the then existing credit facility, which provided a $120.0 million revolving loan. The Credit Agreement provides for a $175.0 million senior secured revolving loan (the “Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the Credit Agreement. The Credit Facility matures on November 12, 2026. The obligations under the Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Future borrowings under the Credit Facility will bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio. As of May 27, 2023, the Company had no borrowings outstanding and $0.8 million of outstanding letters of credit issued under the Credit Facility. As of May 27, 2023, there was $174.2 million remaining capacity under the Credit Facility.

The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 8 – Long-Term Debt in the Notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of May 27, 2023, the Company had no borrowings outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2023 Strategic Focus Areas” above, requires significant investments over multiple years. As of end of fiscal 2023, the amount of the investments required for this multi-year initiative was estimated to be in the range of $30.0 million to $33.0 million. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The actual amount of investment and the timing will depend on a number of variables, including progress made on the implementation. As we proceed through the project, we will continue to evaluate our progress against the implementation plan and assess the impact on our investments, if any. In fiscal 2023, we capitalized $6.0 million of investments and recorded $6.5 million of expenses relating to these investments. We expect the majority of the remaining planned investments to take place in fiscal 2024. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. These efforts will require additional cash outlay and could further elevate our capital expenditures in the near term. As of May 27, 2023, we have non-cancellable purchase obligations totaling $16.0 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with this initiative: $5.0 million due during fiscal 2024; $4.8 million due during fiscal 2025; $3.1 million due during fiscal 2026; and $3.1 million due thereafter.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act included provisions, among others, allowing federal net operating losses (“NOLs”) incurred in calendar year 2018 to 2020 (the Company’s fiscal years 2019, 2020 and 2021) to be carried back to the five preceding taxable years. As part of the Company’s tax planning strategies, management made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed the Company to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018 and allowed us to request refunds for alternative minimum tax credits for fiscal years 2019 and 2020. The Company filed for federal income tax refunds in the U.S. in the amount of $34.8 million (before interest) in April 2022. As of May 27, 2023, the Company has received a federal income tax refund of $35.5 million (including interest income of $0.7 million).

Uncertain macroeconomic conditions and increases in interest rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which may adversely impact our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisitions, we may seek to sell additional equity securities, increase use of our Credit Facility, expand the size of our Credit Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or use of our Credit Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. Our ability to secure additional financing in the future, if needed, will depend on several factors. These include our future profitability and the overall condition of the credit markets. Notwithstanding these considerations, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Operating Activities, Fiscal 2023 and 2022

Operating activities provided cash of $81.6 million and $49.4 million in fiscal 2023 and fiscal 2022, respectively. In fiscal 2023, cash provided by operations resulted from net income of $54.4 million and non-cash adjustments of $12.8 million. Additionally, net favorable changes in operating assets and liabilities totaled $14.5 million, primarily consisting of a $30.0 million decrease in income taxes (which included $35.5 million in U.S. federal income tax refunds including interest income), $13.6 million decrease in trade accounts receivable and a $1.6 million increase in accounts payable and other accrued expenses. These favorable changes are partially offset by a $21.5 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during fiscal 2023, a $5.3 million decrease in other liabilities and a $4.1 million increase in other assets attributed primarily to the capitalized cost of implementing our technology transformation.

In fiscal 2022, cash provided by operations resulted from net income of $67.2 million and non-cash adjustments of $6.9 million. Additionally, in fiscal 2022, net unfavorable changes in operating assets and liabilities totaled $24.7 million. These changes primarily consisted of a $44.8 million increase in trade accounts receivable, mainly attributable to accelerated revenue growth throughout fiscal 2022, and a $5.5 million decrease in other liabilities, which includes the final Veracity contingent consideration payment, of which $3.7 million was categorized as operating activity (the remaining $3.3 million of the total $7.0 million contingent consideration payment was categorized as financing cash flow) partially offset by a $22.0 million increase in accrued salaries and related obligations due to the significant increase in accrued incentive compensation as a result of strong business performance during the fiscal year, and a $2.1 million decrease in prepaid income taxes due to the timing of estimated quarterly tax payments.

Investing Activities, Fiscal 2023 and 2022

Net cash provided by investing activities was $3.9 million in fiscal 2023 compared to net cash used in investing activities of $3.0 million in fiscal 2022. Net cash provided by investing activities in fiscal 2023 was primarily related to the EUR 5.7 million (approximately $6.0 million) in cash proceeds received from the divestiture of taskforce (which included approximately EUR 5.5 million for the purchase price and EUR 0.2 million in interest), partially offset by the cost incurred for the development of internal-use software and acquisition of property and equipment. Net cash used in investing activities in fiscal 2022 was primarily for the development of internal-use software and acquisition of property and equipment.

Financing Activities, Fiscal 2023 and 2022

The primary sources of cash in financing activities are borrowings under our Credit Facility, cash proceeds from the exercise of employee stock options and proceeds from the issuance of shares purchased under our ESPP. The primary uses of cash in financing activities are repayments under the Credit Facility, payment of contingent consideration, repurchases of our common stock and cash dividend payments to our stockholders.

Net cash used in financing activities totaled $71.9 million in fiscal 2023 compared to $13.4 million in fiscal 2022. Net cash used in financing activities during fiscal 2023 consisted of net repayments on the Credit Facility of $54.0 million (consisting of $69.0 million of repayments and $15.0 million of proceeds from borrowing), cash dividend payments of $18.8 million, and $15.2 million to purchase 914,809 shares of common stock on the open market. These uses were partially offset by $16.1 million in proceeds received from ESPP share purchases and employee stock option exercises.

Net cash used in financing activities in fiscal 2022 consisted of $19.7 million used for the repurchase of our common stock, cash dividend payments of $18.6 million, the final Veracity contingent consideration payment, of which $3.3 million was categorized as financing (the remaining $3.7 million of the total $7.0 million final Veracity contingent consideration payment was categorized as operating), and the Expertforce Interim Projects GmbH, LLC contingent consideration payment of $0.3 million, partially offset by $10.4 million of net borrowing under the Credit Facility (consisting of $73.4 million of proceeds from borrowings and $63.0 million of repayment), and $17.9 million in proceeds received from ESPP share purchases and employee stock option exercises.

For a comparison of our cash flow activities for the fiscal years ended May 28, 2022 and May 29, 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed with the SEC on July 28, 2022 (File No. 0-32113).

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the Credit Facility that bear interest at a variable market rate.

As of May 27, 2023, we had approximately $116.8 million of cash and cash equivalents and no borrowings under our Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

We may become exposed to interest rate risk related to fluctuations in the term SOFR rate used under our Credit Facility. See “Sources and Uses of Liquidity” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the interest rate on our Credit Facility. As of May 27, 2023, we had no borrowings outstanding under our Credit Facility. At our level of borrowing as of May 28, 2022 of $54.0 million, a 10% change in interest rates would have resulted in approximately a $0.1 million change in annual interest expense for fiscal 2022.

Foreign Currency Exchange Rate Risk. For the year ended May 27, 2023, approximately 14.3% of our revenues were generated outside of the U.S. compared to approximately 17.5% of our revenues for the year ended May 28, 2022. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 56.9% of our cash and cash equivalents balances as of May 27, 2023 were denominated in U.S. dollars. The remaining amount of approximately 43.1% was comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. This compares to approximately 66.1% of our cash and cash equivalents balances as of May 28, 2022 that were denominated in U.S. dollars and approximately 33.9% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan and Canadian Dollars. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

RESOURCES CONNECTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the “Company”) as of May 27, 2023 and May 28, 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 27, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of May 27, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 27, 2023 and May 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 27, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee of the board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.

The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 9 to the consolidated financial statements, the Company has valuation allowances in several of its foreign jurisdictions. During the year, the Company reversed approximately $1.9 million of its valuation allowance on deferred tax assets in two European jurisdictions and retained its valuation allowance of approximately $6.5 million in all other foreign jurisdictions. Management made the decision to reverse the valuation allowance based on a history of recent earnings and forecasted income in future periods sufficient to utilize the deferred tax assets in the two European jurisdictions. Additionally, management decided to maintain the valuation allowance in its remaining foreign jurisdictions.

The reversal of the valuation allowance for deferred tax assets in the two European jurisdictions and the decision not to reverse the valuation allowance in the remaining foreign jurisdictions has been identified as the critical audit matter due to the significant assumptions management made as to if, when, and in what amount to reverse the valuation allowances. These significant assumptions require management to make estimates related to the forecast of future earnings. Auditing management's assumptions require a high degree of auditor judgment and increased audit effort due to the significant impact these assumptions have on the amount of the valuation allowance and when and if it should be reversed.

Our audit procedures related to the valuation allowance included the following, among others:

•We obtained an understanding of the relevant control related to the evaluation of the valuation allowance and tested such control for design and implementation and operating effectiveness.

•Performed mathematical accuracy procedures over the forecast of earnings developed by management.

•Tested the reasonableness of assumptions within the forecast, including subjecting the forecast to sensitivity analysis on key assumptions, evaluation of future sources and amounts of income, evaluated management's ability to forecast by comparing management’s prior forecasts to historical results, compared management’s forecasted income growth rates to independent market data, validated management’s recent history of book income and earnings trends and developed an understanding of management's operational plans for future years.

/s/ RSM US LLP

We have served as the Company’s auditor since 2012.

Irvine, California

July 24, 2023

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	May 27,	May 28,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$116,784	$104,224
Trade accounts receivable, net of allowance for doubtful accounts of $3,283 and $2,121 as of May 27, 2023 and May 28, 2022, respectively	137,356	153,154
Prepaid expenses and other current assets	5,187	6,123
Assets held for sale	-	9,889
Income taxes receivable	4,739	35,151
Total current assets	264,066	308,541
Goodwill	206,722	209,785
Intangible assets, net	11,521	15,760
Property and equipment, net	15,380	17,657
Operating right-of-use assets	15,856	17,541
Deferred tax assets	10,701	8,266
Other non-current assets	7,753	3,923
Total assets	$531,999	$581,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$14,464	$13,630
Accrued salaries and related obligations	64,776	83,549
Operating lease liabilities, current	7,460	8,193
Liabilities held for sale	-	4,419
Other liabilities	10,384	14,531
Total current liabilities	97,084	124,322
Long-term debt	-	54,000
Operating lease liabilities, non-current	10,274	13,352
Deferred tax liabilities	7,136	14,428
Other non-current liabilities	2,985	2,922
Total liabilities	117,479	209,024
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 35,545 and 34,352 shares issued, and 33,475 and 33,197 shares outstanding as of May 27, 2023 and May 28, 2022, respectively	355	344
Additional paid-in capital	378,657	355,502
Accumulated other comprehensive loss	(17,290)	(16,484)
Retained earnings	87,648	52,738
Treasury stock at cost, 2,070 and 1,155 shares as of May 27, 2023 and May 28, 2022, respectively	(34,850)	(19,651)
Total stockholders’ equity	414,520	372,449
Total liabilities and stockholders’ equity	$531,999	$581,473

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021
Revenue	$775,643	$805,018	$629,516
Direct cost of services	462,501	488,376	388,112
Gross profit	313,142	316,642	241,404
Selling, general and administrative expenses	228,842	224,721	209,326
Amortization expense	5,018	4,908	5,228
Depreciation expense	3,539	3,575	3,897
Goodwill impairment	2,955	-	-
Income from operations	72,788	83,438	22,953
Interest expense, net	552	1,064	1,600
Other income	(382)	(594)	(1,331)
Income before income tax expense (benefit)	72,618	82,968	22,684
Income tax expense (benefit)	18,259	15,793	(2,545)
Net income	$54,359	$67,175	$25,229

Net income per common share:
Basic	$1.63	$2.04	$0.78
Diluted	$1.59	$2.00	$0.78

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,407	32,953	32,444
Diluted	34,185	33,556	32,552

Cash dividends declared per common share	$0.56	$0.56	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021

Net income	$54,359	$67,175	$25,229
Foreign currency translation adjustment, net of tax	(806)	(9,091)	6,469
Total comprehensive income	$53,553	$58,084	$31,698

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances as of May 30, 2020	63,910	$639	$477,438	31,766	$(521,088)	$(13,862)	$360,534	$303,661
Exercise of stock options	135	1	1,627	-	-	-	-	1,628
Stock-based compensation expense	-	-	5,720	-	-	-	-	5,720
Issuance of common stock purchased under Employee Stock Purchase Plan	506	5	5,058	-	-	-	-	5,063
Issuance of restricted stock	75	1	(1)	(25)	-	-	-	-
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(160)	-	288	-	(102)	26
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,250)	(18,250)
Dividend equivalents on restricted stock	-	-	182	-	-	-	(182)	-
Currency translation adjustment	-	-	-	-	-	6,469	-	6,469
Net income for the year ended May 29, 2021	-	-	-	-	-	-	25,229	25,229
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	834	8	11,949	-	-	-	-	11,957
Stock-based compensation expense	-	-	7,027	-	-	-	-	7,027
Issuance of common stock purchased under Employee Stock Purchase Plan	462	5	5,174	-	-	-	-	5,179
Issuance of restricted stock	97	1	(1)	(2)	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	72	1	(1,096)	-	-	-	-	(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(24)	-	114	-	(50)	40
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,638)	(18,638)
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686	-	(362,723)	-
Repurchase of common stock	-	-	-	1,155	(19,651)	-	-	(19,651)
Dividend equivalents on restricted stock	-	-	255	-	-	-	(255)	-
Currency translation adjustment	-	-	-	-	-	(9,091)	-	(9,091)
Net income for the year ended May 28, 2022	-	-	-	-	-	-	67,175	67,175
Balances as of May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	624	5	9,026	-	-	-	-	9,031
Stock-based compensation expense	-	-	9,270	-	-	-	-	9,270
Issuance of common stock purchased under Employee Stock Purchase Plan	393	4	5,995	-	-	-	-	5,999
Issuance of restricted stock	97	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	79	1	(1,763)	-	-	-	(5)	(1,767)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,816)	(18,816)
Repurchase of common stock	-	-	-	915	(15,199)	-	-	(15,199)
Dividend equivalents on restricted stock	-	-	338	-	-	-	(338)	-
Dividend equivalents on performance stock	-	-	290	-	-	-	(290)	-
Currency translation adjustment	-	-	-	-	-	(806)	-	(806)
Net income for the year ended May 27, 2023	-	-	-	-	-	-	54,359	54,359
Balances as of May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021
Cash flows from operating activities:
Net income	$54,359	$67,175	$25,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,557	8,483	9,125
Stock-based compensation expense	9,521	8,168	6,613
Contingent consideration adjustment	-	166	4,512
Loss or (Gain) on dissolution of subsidiaries	220	(884)	-
Goodwill impairment	2,955	-	-
Impairment of right-of-use and other costs	-	833	935
Adjustment to allowance for doubtful accounts	1,440	557	(55)
Deferred income taxes	(9,701)	(11,053)	12,203
Other, net	(230)	655	587
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	13,552	(44,756)	11,443
Prepaid expenses and other current assets	294	916	(868)
Income taxes	30,027	2,057	(32,590)
Other assets	(4,067)	(393)	513
Accounts payable and other accrued expenses	1,551	1,022	(704)
Accrued salaries and related obligations	(21,535)	21,996	2,378
Other liabilities	(5,307)	(5,498)	622
Net cash provided by operating activities	81,636	49,444	39,943

Cash flows from investing activities:
Proceeds from sale of taskforce	5,953	-	-
Proceeds from sale of assets	2	-	3
Investments in property and equipment and internal-use software	(2,012)	(2,961)	(3,846)
Net cash provided by (used in) investing activities	3,943	(2,961)	(3,843)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,070	13,105	1,726
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,999	5,179	5,063
Repurchase of common stock	(15,199)	(19,651)	-
Payment of contingent consideration liabilities	-	(3,575)	(3,020)
Proceeds from Revolving Credit Facility	15,000	73,393	-
Repayments on Revolving Credit Facility	(69,000)	(63,000)	(45,000)
Payment of debt issuance costs	-	(222)	-
Payment of cash dividends	(18,784)	(18,600)	(18,230)
Net cash used in financing activities	(71,914)	(13,371)	(59,461)

Effect of exchange rate changes on cash	(1,105)	(3,034)	2,128
Net increase (decrease) in cash	12,560	30,078	(21,233)
Cash and cash equivalents at beginning of period	104,224	74,391	95,624
Cash, cash equivalents and restricted cash at end of period	116,784	104,469	74,391
Less: Restricted cash at end of period	-	(245)	-
Cash and cash equivalents at end of period	$116,784	$104,224	$74,391

Supplemental cash flow disclosures
Income taxes (refund) paid, net	$(2,913)	$24,619	$18,034
Interest paid	962	1,047	1,562
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by landlord	$-	$7	$121
Dividends declared, not paid	4,681	4,647	4,610

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2023, 2022 and 2021 consisted of four 13-week quarters and included a total of 52 weeks of activity in each fiscal year.

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

Reporting Segments

On May 31, 2022, the Company divested taskforce – Management on Demand GmbH, and its wholly-owned subsidiary skillforce – Executive Search GmbH, a German professional services firm operating under the taskforce brand (“taskforce”); see Note 3 – Dispositions for further information. Since the second quarter of fiscal 2021 and prior to the divestment, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH (“RGP Germany”), an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

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

Each of these segments reports through a separate management team to the Company’s Chief Executive Officer, who is designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. RGP is the Company’s only reportable segment. Sitrick does not individually meet the quantitative threshold to qualify as a reportable segment. Therefore, Sitrick is disclosed in Other Segments. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment. Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as the Company did not have a change in internal organization or the financial information that the CODM uses to assess performance and allocate resources. See Note 18 – Segment Information and Enterprise Reporting for further information.

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

The Company recognizes revenues primarily on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because it controls the services before they are transferred to the customers. The Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; c) is primarily responsible for fulfilling the promise to provide the service to the customer; and d) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $4.7 million, $4.1 million and $3.2 million for the years ended May 27, 2023, May 28, 2022 and May 29, 2021, respectively.

Commissions earned by the Company’ sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. The Company elected to apply the practical expedient to expense sales commissions as incurred as the expected amortization period is one year or less. Sales commissions are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended May 27, 2023, May 28, 2022, and May 29, 2021, sales commission expense was $3.3 million, $6.8 million, and $5.9 million, respectively.

The Company’s clients are contractually obligated to pay the Company for all hours billed. The Company invoices most of its clients on a weekly basis or, in certain circumstances, on a bi-weekly or monthly basis, and its typical arrangement of payment is due within 30 days. To a much lesser extent, in certain circumstances, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.3%, of revenue for each of the years ended May 27, 2023, May 28, 2022 and May 29, 2021. Permanent placement fees were 0.3%, 0.6% and 0.6% of revenue for the years ended May 27, 2023, May 28, 2022 and May 29, 2021, respectively.

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

The following table summarizes the calculation of net income per share for the years ended May 27, 2023, May 28, 2022 and May 29, 2021 (in thousands, except per share amounts):

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021

Net income	$54,359	$67,175	$25,229
Basic:
Weighted-average shares	33,407	32,953	32,444
Diluted:
Weighted-average shares	33,407	32,953	32,444
Potentially dilutive shares	778	603	108
Total dilutive shares	34,185	33,556	32,552
Net income per common share:
Basic	$1.63	$2.04	$0.78
Dilutive	$1.59	$2.00	$0.78
Anti-dilutive shares not included above	704	1,759	4,556

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

The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long-term debt, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

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

The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Beginning	Charged to	Currency Rate		(Write-offs)/	Ending
	Balance	Operations	Changes	Other (1)	Recoveries	Balance
Years Ended:
May 29, 2021	$3,067	$(55)	$4	$-	$(984)	$2,032
May 28, 2022	$2,032	$557	$(14)	$(39)	$(415)	$2,121
May 27, 2023	$2,121	$1,440	$1	$-	$(279)	$3,283

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

As of May 28, 2022, the Company classified certain assets and liabilities as held for sale in connection with the sale of taskforce, which closed on May 31, 2022. Fair value was determined based on the estimated proceeds from the sale of the business utilizing the purchase price as defined in the Sale and Purchase Agreement. See Note 3 – Dispositions and Note 4 – Assets and Liabilities Held for Sale for further information.

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

Long-lived Assets

The Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test comprises two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company recorded no impairment against its right-of-use (“ROU”) assets and leasehold improvements for the year ended May 27, 2023, and recorded an impairment against its ROU assets and leasehold improvements of $0.8 million and $0.9 million for the years ended May 28, 2022 and May 29, 2021, respectively, primarily associated with exiting certain real estate leases as part of its restructuring initiatives. The impairment charges are included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

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

Impairment testing is conducted at the reporting unit level. Application of the goodwill impairment test requires judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, and determination of the Company’s weighted average cost of capital. Under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. As of February 25, 2023, the Company assessed the existence of impairment indicators on goodwill associated with Sitrick, one of the Company’s operating segments and reporting units, and determined that an interim quantitative impairment analysis was required due to its business performance.

As a result of the quantitative impairment test, the Company concluded that the carrying amount of the Sitrick reporting unit exceeded its fair value, which resulted in an impairment charge of $3.0 million on the goodwill associated within the Other Segments on the Consolidated Statements of Operations for the third quarter of fiscal 2023. No goodwill remains within Other Segments as of May 27, 2023. See Note 5 – Goodwill and Intangible Assets for further information.

The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from two to ten years.

See Note 5 —Goodwill and Intangible Assets for a further description of the Company’s goodwill and intangible assets, including information about the Company’s goodwill impairment assessment.

Leases

The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2028. At May 27, 2023, the Company had no finance leases. The Company’s operating leases are primarily for real estate, which include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants. The Company has not entered into any real estate lease arrangements where it occupies the entire building. As such, the Company does not have any separate land lease components embedded within any of its real estate leases.

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

See Note 7 — Leases for further information on the Company’s leases.

Capitalized Hosting Arrangements

The capitalized hosting arrangements costs are primarily related to the Company’s implementation of a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs include third party implementation costs and costs associated with internal resources directly involved in the implementation. Capitalized hosting arrangements are stated at historical cost and amortized on a straight-line basis over an estimated useful life of the expected term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement. The amortization of capitalized implementation costs for hosting arrangements will commence when the systems are ready for their intended use and will be presented as operating expenses on the Company’s Consolidated Statements of Operations consistent with the presentation for expensing the fees for the associated hosting arrangement.

As of May 27, 2023, the capitalized costs related to hosting arrangements incurred during the application development stage were $6.0 million. These capitalized hosting arrangements are included in other non-current assets on the consolidated balance sheet and no costs were amortized. There were no capitalized costs recorded as of May 28, 2022.

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards, restricted stock units, employee stock options, performance stock units awarded under the Company’s 2020 Performance Incentive Plan (the “2020 Plan”) and the Company’s 2014 Performance Incentive Plan (the “2014 Plan”), stock units credited under the Directors Deferred Compensation Plan and employee stock purchases made via the Company’s 2019 Employee Stock Purchase Plan, as amended (the “ESPP”), based on estimated fair value at the date of grant.

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

See Note 15 — Stock-Based Compensation Plans for further information on the 2020 Plan and stock-based compensation.

Income Taxes

The Company recognizes deferred income taxes for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company also evaluates its uncertain tax positions and only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. The Company recognizes interest and penalties related to income tax matters, if applicable, in income tax expense.

Share Repurchases and Retirement of Treasury Shares

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

See Note 12 — Stockholders’ Equity for further information on the repurchase shares and retirement of treasury shares.

Recent Accounting Pronouncements

No recent accounting pronouncements or changes in accounting pronouncements have been issued or adopted in fiscal 2023 that are of material significance, or have potential material significance, to the Company.

3.  Dispositions

On April 21, 2022, RGP Germany entered into a Sale and Purchase Agreement (the “SPA”) to taskforce to MoveVision – Management-, Beteiligungs- und Servicegesellschaft mbH and Blue Elephant – Management-, Beteiligungs- und Servicegesellschaft mbH (collectively, the “Purchasers”), which are owned by the original founder and a member of the senior leadership team of taskforce, respectively. The SPA provided for the sale of all of the shares of taskforce from RGP Germany to the Purchasers for a purchase price of approximately EUR 5.5 million, subject to final working capital adjustments, with 50% of the consideration to be paid in cash in connection with the closing and the remaining 50% payable on July 1, 2024 and bearing interest based on the Company’s average borrowing interest rate plus 285 basis points, compounded annually.

On May 31, 2022, the Company completed the sale of taskforce. Upon conclusion of the Final Completion Accounts and Calculation (as defined in the SPA), the final purchase price was determined to be EUR 5.5 million (approximately $6.0 million), of which EUR 2.8 million (approximately $3.0 million) was received in cash and EUR 2.7 million (approximately $3.0 million) shall become due in July 2024 in accordance with the SPA. Such receivable is presented in other non-current assets in the Consolidated Balance Sheet as of May 28, 2022. During fiscal year 2023, the Company received full payment from the purchasers of taskforce on the note receivable in the amount of EUR 2.7 million (approximately $3.0 million), which included an interest payment. The Company recognized a $0.2 million gain on the sale during the year ended May 27, 2023, which was recorded in other income in the Company’s Consolidated Statements of Operations.

During fiscal 2023, the Company completed the dissolution of the following three foreign subsidiaries: Compliance.co.uk Ltd, Resources Compliance (UK) Ltd and RGP Poland spolka z ograniczona odpowiedzialnoscia. The Company recognized a total net loss on dissolutions of $0.5 million during fiscal 2023. As part of its restructuring effort in Europe which began in fiscal 2021, the Company initiated the wind-down and dissolution of certain entities. During fiscal 2022, the Company completed the dissolution of the following three foreign subsidiaries: RGP France SAS, RGP Denmark A/S, and RGP Italy SRL, as it continued to complete its exit from certain non-core markets in Europe. The Company recognized a total gain on dissolutions of $0.9 million during fiscal 2022. The net gain or loss on the dissolutions of these subsidiaries in both fiscal years was primarily related to the recognition of the accumulated translation adjustment associated with the foreign subsidiaries, which was reclassified from accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet and included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended May 27, 2023 and May 28, 2022, respectively. See Note 14 – Restructuring Activities for further information on the Company’s restructuring initiatives.

None of the markets sold or exited in fiscal 2023 and 2022 are considered strategic components of the Company’s operations.

4. Assets and Liabilities Held for Sale

On April 21, 2022, RGP Germany entered into the SPA with the Purchasers, owned by the original founder and a member of the senior leadership team of taskforce. The SPA provided for a purchase price of approximately EUR 5.5 million (approximately $5.9 million), subject to final working capital adjustments on July 31, 2022.

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

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our Consolidated Balance Sheets (in thousands):

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

The above-referenced transaction did not qualify as discontinued operations because the sale of taskforce did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results. See Note 2 – Summary of Significant Accounting Policies and Note 3 – Dispositions for further information on the Company’s taskforce business.

5.  Goodwill and Intangible Assets

During the third quarter of fiscal 2023, the Company completed an interim goodwill impairment analysis for Sitrick, a strategic and crisis communications business acquired in 2009. Many of Sitrick’s target clients were impacted by the initial closures of U.S. courts during the COVID-19 pandemic (the “Pandemic”) and the continued lingering impact on the court system despite the reopening, resulting in less opportunities and a slower revenue conversion typically provided by Sitrick. The Company determined that the carrying value of Sitrick, also a reporting unit, was in excess of its fair value and as such recorded a non-cash impairment charge of $3.0 million during the third quarter of fiscal 2023, reducing the goodwill within the Other Segments to zero as of May 27, 2023. See Note 2 – Summary of Significant Accounting Policies for further information. The Company determined the fair value of Sitrick (within Other Segments) based on an income approach, using the present value of future discounted cash flows. Significant estimates used to determine fair value included the weighted-average cost of capital and financial projections.

As of May 27, 2023, the Company completed its annual goodwill impairment assessment and concluded that no additional goodwill impairment existed. The Company’s annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended May 28, 2022 and May 29, 2021.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total Company
Balance as of May 29, 2021	$209,388	$7,370	$216,758
Impact of foreign currency exchange rate changes	(2,558)	(529)	(3,087)
Impact of held for sale reclass (1)	-	(3,886)	(3,886)
Balance as of May 28, 2022	$206,830	$2,955	$209,785
Goodwill impairment	-	(2,955)	(2,955)
Impact of foreign currency exchange rate changes	(108)	-	(108)
Balance as of May 27, 2023	$206,722	$-	$206,722

(1)The fiscal 2022 decrease is due to taskforce’s goodwill being reclassified as held for sale as of May 28, 2022. See Note 4 – Assets and Liabilities Held for Sale

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands, except for estimated useful life):

		As of May 27, 2023			As of May 28, 2022
	Estimated			Net			Net
	Useful		Accumulated	Carrying		Accumulated	Carrying
	Life	Gross	Amortization	Amount	Gross	Amortization	Net

Customer contracts and relationships	3 - 8 years	$22,000	$(13,802)	$8,198	$22,000	$(10,889)	$11,111
Computer software	2 - 3.5 years	7,541	(4,218)	3,323	6,762	(2,149)	4,613
Tradenames	3 - 10 years	-	-	-	3,070	(3,034)	36
Backlog	17 months	-	-	-	1,210	(1,210)	-
Total		$29,541	$(18,020)	$11,521	$33,042	$(17,282)	$15,760

The weighted-average useful lives of the customer contracts and relationships, and computer software are approximately 7.6 years, and 3.2 years, respectively. The weighted-average useful life of all of the Company’s intangible assets is 6.5 years.

The Company recorded amortization expense of $5.0 million, $4.9 million, and $5.2 million for the years ended May 27, 2023, May 28, 2022 and May 29, 2021, respectively. The following table presents future estimated amortization expense based on existing intangible assets held for use (in thousands):

Fiscal Years:
2024	$5,173
2025	3,699
2026	2,394
2027	255
Total	$11,521

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	May 27, 2023	May 28, 2022
Building and land	$14,309	$14,264
Computers, equipment and software	15,444	15,259
Leasehold improvements	12,900	13,661
Furniture	7,579	8,181
Property and equipment, gross	$50,232	$51,365
Less: accumulated depreciation and amortization	(34,852)	(33,708)
Property and equipment, net	$15,380	$17,657

7. Leases

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	For the Years Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Operating lease cost	$7,242	$8,766	$10,604
Short-term lease cost	118	89	202
Variable lease cost	1,279	22	2,585
Sublease income (1)	(516)	(994)	(913)
Total lease cost	$8,123	$7,883	$12,478

(1)Sublease income does not include rental income received from owned property.

The weighted-average lease terms and discount rates for operating leases are presented in the following table:

	As of	As of
	May 27, 2023	May 28, 2022
Weighted-average remaining lease term	3.4 years	3.3 years
Weighted-average discount rate	3.97%	3.81%

Cash flow and other information related to operating leases is included in the following table (in thousands):

	For the Years Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$9,258	$11,187	$13,206
Right-of-use assets obtained in exchange for new operating lease obligations	$4,688	$1,748	$2,235

Future maturities of operating lease liabilities at May 27, 2023 are presented in the following table (in thousands):

Fiscal Years	Operating Lease Maturity
2024	$7,989
2025	4,284
2026	2,674
2027	1,676
2028	1,495
Thereafter	882
Total future lease payments	19,000
Less: interest	1,266
Present value of operating lease liabilities	$17,734

The Company leases approximately 13,000 square feet of the approximately 57,000 square feet of a company-owned building located in Irvine, California to independent third parties and has operating lease agreements for sublet space with independent third parties expiring through fiscal 2025. Rental income received for the years ended May 27, 2023, May 28, 2022 and May 29, 2021 totaled

$195,000, $199,000 and $162,000, respectively. Under the terms of these operating lease agreements, rental income from such third-party leases is expected to be $159,000 and $56,000 in fiscal 2024 and 2025, respectively.

8. Long-Term Debt

On November 12, 2021, the Company, and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”), and concurrently terminated the then existing credit facility, which provided a $120.0 million revolving loan. The Credit Agreement provides for a $175.0 million senior secured revolving loan (the “Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the Credit Agreement. The Credit Facility matures on November 12, 2026. The obligations under the Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all the Company’s domestic subsidiaries.

Future borrowings under the Credit Facility will bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio.

The Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Credit Agreement as of May 27, 2023.

As of May 27, 2023, the Company had no borrowings outstanding and borrowed $54.0 million as of May 28, 2022 under the Credit Facility. In addition, the Company had $0.8 million and $1.2 million of outstanding letters of credit issued under the Credit Facility as of May 27, 2023 and May 28, 2022, respectively. As of May 27, 2023, there was $174.2 million remaining capacity under the Credit Facility.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of May 27, 2023, the Company had no borrowings outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on May 27, 2023) in availability. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.

9. Income Taxes

The following table represents the current and deferred income tax expense (benefit) for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021
Current:
Federal	$19,317	$20,210	$(19,790)
State	6,323	4,131	3,256
Foreign	2,945	2,464	1,769
	28,585	26,805	(14,765)
Deferred:
Federal	(6,613)	(5,838)	13,509
State	(1,357)	1,884	(1,341)
Foreign	(2,356)	(7,058)	52
	(10,326)	(11,012)	12,220
Income tax expense (benefit)	$18,259	$15,793	$(2,545)

Income before income tax expense (benefit) is as follows (in thousands):

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021
Domestic	$60,835	$68,416	$23,598
Foreign	11,783	14,552	(914)
Income before income tax expense (benefit)	$72,618	$82,968	$22,684

The income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.6	5.7	9.0
Non-U.S. rate adjustments	1.4	0.7	3.1
Stock-based compensation	(0.1)	0.3	6.0
Valuation allowance	(1.7)	(6.5)	7.8
Global Intangible Low-Taxed Income, net of credits	0.4	0.3	-
Worthless stock deduction	-	(3.2)	-
FIN48	0.1	-	0.1
Permanent items	0.3	1.0	0.8
Tax impact of foreign rate changes	(0.4)	(0.2)	(1.9)
Return-to-provision & other adjustments	(1.6)	0.1	(3.8)
Prior year interest and penalty	-	-	3.1
Federal rate benefit on NOL carryback	-	(0.3)	(56.3)
Other, net	0.1	0.1	(0.1)
Effective tax rate	25.1%	19.0%	(11.2)%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the Company operates. Our current year rate primarily benefitted from the release of a valuation allowance of $1.9 million in two of our European entities. Our accounting policy is to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period it arises.

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of	As of
	May 27,	May 28,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$642	$335
Accrued compensation	5,477	5,113
Accrued expenses	487	1,513
Lease liability	4,532	5,482
Stock options and restricted stock	4,599	4,150
Foreign tax credit	431	557
Net operating losses	16,623	16,550
State taxes	354	254
Property and equipment	80	356
Gross deferred tax asset	33,225	34,310
Valuation allowance	(6,514)	(8,249)
Gross deferred tax asset, net of valuation allowance	26,711	26,061
Deferred tax liabilities:
ROU asset	(3,998)	(4,399)
Outside basis difference - Sweden investment	(262)	(259)
IRC Section 481(a) adjustment	-	(8,292)
Goodwill and intangibles	(18,887)	(19,273)
Net deferred tax asset (liability)	$3,564	$(6,162)

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act included provisions, among others, allowing federal net operating losses (“NOLs”) incurred in calendar year 2018 to 2020 (the Company’s fiscal years 2019, 2020 and 2021) to be carried back to the five preceding taxable years. As part of the Company’s tax planning strategies, management made certain changes related to the capitalization of fixed assets effective for fiscal 2021. This strategy allowed the Company to carry back the NOLs of fiscal 2021 to fiscal years 2016 to 2018 and allowed us to request refunds for alternative minimum tax credits for fiscal years 2019 and 2020. The Company filed for federal income tax refunds in the U.S. in the amount of $34.8 million (before interest) in April 2022. As of May 27, 2023, the Company has received a federal income tax refund of $35.5 million (including interest income of $0.7 million). The Company’s policy is to recognize interest and penalties related to income tax matters, if applicable, in income tax expense.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA included provisions such as the implementation of a new alternative minimum tax, an excise tax on stock buybacks and significant tax incentives for energy and climate initiatives. The Company is monitoring the provisions included under the IRA and does not expect the provisions to have a material impact to its consolidated financial statements.

The Company recognized a tax benefit of approximately $2.1 million and $2.0 million for the years ended May 27, 2023 and May 28, 2022, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

The Company has tax-effected foreign net operating loss carryforwards of $16.2 million ($65.3 million on a gross basis), tax-effected state net operating loss carryforwards of $0.5 million and foreign tax credit carryforwards of $0.4 million. The state net operating loss carryforwards will expire beginning in fiscal 2031 and the foreign tax credits will expire beginning in fiscal 2025. The following table summarizes the foreign net operating losses expiration periods (in thousands):

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:
2026	$27
2027 and beyond	964
Unlimited	64,298
Total	$65,289

The following table summarizes the activity in the Company’s valuation allowance accounts (in thousands):

			Currency
	Beginning	Charged to	Rate	Ending
	Balance	Operations	Changes	Balance
Years Ended:
May 29, 2021	$11,069	$951	$1,243	$13,263
May 28, 2022	$13,263	$(3,152)	$(1,862)	$8,249
May 27, 2023	$8,249	$(1,343)	$(392)	$6,514

Realization of deferred tax assets is dependent upon generating sufficient future taxable income. Management believes that it is more likely than not that all remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Deferred income taxes have not been provided on the undistributed earnings of approximately $34.9 million from the Company’s foreign subsidiaries as of May 27, 2023 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company’s foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of the transition tax and federal dividends received deduction for foreign source earnings provided under the U.S. Tax Cuts and Jobs Act of 2017.

The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 27,	May 28,
	2023	2022
Unrecognized tax benefits, beginning of year	$908	$872
Gross increases-tax positions in prior period	54	36
Unrecognized tax benefits, end of year	$962	$908

The Company’s total liability for unrecognized gross tax benefits was $962,000 and $908,000 as of May 27, 2023 and May 28, 2022, respectively, which, if ultimately recognized, any differences in assessment or non-assessment would impact the effective tax rate in future periods. Management believes there is a reasonable possibility that within the next 12 months, unrecognized gross tax benefits of $962,000 are expected to be recognized due to the expiration of a statute of limitation. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as management does not anticipate any cash payments within 12 months to settle the liability.

The Company’s major income tax jurisdiction is the U.S., with federal statutes of limitations remaining open for fiscal 2020 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2019 and thereafter. Most major foreign jurisdictions remain open for fiscal years ended 2018 and thereafter.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. During the fiscal years ended May 27, 2023 and May 28, 2022, the Company accrued interest of $54,000 and $36,000, respectively, as a component of the liability for unrecognized tax benefits.

10. Accrued Salaries and Related Obligations

Accrued salaries and related obligations consist of the following (in thousands):

	As of	As of
	May 27,	May 28,
	2023	2022
Accrued salaries and related obligations	$15,765	$21,309
Accrued bonuses	23,716	37,501
Accrued vacation	25,295	24,739
	$64,776	$83,549

11. Concentrations of Credit Risk

The Company currently maintains cash and cash equivalents in commercial paper or money market accounts.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the years ended May 27, 2023, May 28, 2022 and May 29, 2021. Only one client accounted for more than 10% of trade accounts receivable, which was predominantly less than 30 days aged, as of May 27, 2023 and no single client accounted for more than 10% of trade accounts receivable as of May 28, 2022.

12. Stockholders’ Equity

The Company has authorized for issuance 5,000,000 shares of preferred stock with a $0.01 par value per share. The Board of Directors has the authority to issue preferred stock in one or more series and to determine the related rights and preferences. No shares of preferred stock were outstanding as of May 27, 2023 and May 28, 2022.

The Company has 70,000,000 authorized shares of common stock with a $0.01 par value. At May 27, 2023 and May 28, 2022, there were 33,475,000 and 33,197,000 shares of common stock outstanding, respectively, all of which provide the holders with voting rights.

Stock Repurchase Program

The Company’s Board of Directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the year ended May 27, 2023, the Company purchased 914,809 shares of its common stock on the open market at an average price of $16.62 per share, for an aggregate total purchase price of approximately $15.2 million. As of May 27, 2023, approximately $50.2 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

On December 8, 2021, the Company repurchased 1,155,236 shares of the Company’s common stock in a privately negotiated transaction with Dublin Acquisition, LLC (the “Seller”) pursuant to the terms of a Stock Purchase Agreement, dated December 3, 2021, entered into between the Company and the Seller (the “Stock Purchase Agreement”) for approximately $19.7 million. The Stock Purchase Agreement provided that the purchase price per share was $17.01, equal to the lower of (i) the 10-day volume-weighted average price for the period ending on Friday December 3, 2021 or (ii) the closing price on December 3, 2021. The purchased shares had previously been issued to the Seller in connection with the Company’s acquisition of Accretive Solutions, Inc. in November 2017. The shares of common stock were purchased by the Company pursuant to the Company’s July 2015 Program. The Company did not purchase any additional shares of its common stock during the year ended May 28, 2022.

Quarterly Dividend

Subject to approval each quarter by its Board of Directors, the Company pays a regular dividend. On April 20, 2023, the Board of Directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on June 15, 2023 to holders of record as of May 18, 2023. As of May 27, 2023 and May 28, 2022, approximately $4.7 million and $4.6 million, respectively, was accrued and recorded in other current liabilities in each of the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the Board of Directors.

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

Contract assets represent the Company’s rights to consideration for completed performance under the contract (e.g., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $35.4 million and $42.6 million as of May 27, 2023 and May 28, 2022, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in other liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.1 million and $4.2 million as of May 27, 2023 and May 28, 2022, respectively. The year over year decrease of $1.1 million was primarily related to a decrease in services credits earned by key clients. Revenues recognized during the year ended May 27, 2023 that were included in deferred revenues as of May 28, 2022 were $3.0 million. Revenues recognized during the year ended May 28, 2022 that were included in deferred revenues as of May 29, 2021 were $2.4 million.

14. Restructuring Activities

During calendar year 2020, the Company initiated a global restructuring and business transformation plan in North America, Asia Pacific and Europe (the “Restructuring Plans”). The Restructuring Plans consisted of two key components: (i) an effort to streamline the management and organizational structure and eliminate certain positions as well as exit certain markets to focus on core solution offerings and high-growth clients and (ii) a strategic rationalization of the Company’s physical geographic footprint and real estate spend to focus investment dollars in high-growth core markets for greater impact. The Company incurred employee termination and facility exit costs associated with the Company’s restructuring initiatives within its RGP segment, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations.

The Restructuring Plans were substantially completed in fiscal 2021. All the remaining accrued restructuring liability on the books related to employee termination costs was either paid or released as of May 27, 2023. Restructuring liability recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet was zero and $0.4 million as of May 27, 2023 and May 28, 2022, respectively.

Restructuring costs for the years ended May 27, 2023, May 28, 2022 and May 29, 2021 were as follows (in thousands):

	For the Year Ended May 27, 2023			For the Year Ended May 28, 2022			For the Year Ended May 29, 2021
	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total	North America and APAC Plan	European Plan	Total
Employee termination costs (adjustments)	$(387)	$-	$(387)	$168	$(253)	$(85)	$1,024	$4,838	$5,862
Real estate exit costs (adjustments)	-	(1)	(1)	884	(10)	874	1,052	666	1,718
Other costs	15	9	24	-	44	44	-	680	680
Total restructuring costs (adjustments)	$(372)	$8	$(364)	$1,052	$(219)	$833	$2,076	$6,184	$8,260

15. Stock-Based Compensation Plans

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted (i) time-based restricted stock units and stock option awards that typically vest in equal annual installments, (ii) performance-based restricted stock units that vest upon the achievement of certain Company-wide performance targets at the end of a defined three-year performance period and (iii) restricted stock awards that vest based on an individual grant basis as described in the award agreement. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. As of May 27, 2023, there were 1,231,996 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $9.5 million, $8.2 million and $6.6 million for the years ended May 27, 2023, May 28, 2022 and May 29, 2021, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, employee stock purchases made via the ESPP, restricted stock awards, restricted stock units, performance stock units and stock units credited under the Directors Deferred Compensation Plan. The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of performance stock units earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur. The Company recognized a tax benefit of approximately $2.0 million, $1.7 million, and $1.3 million, associated with such stock-based compensation expense for the years ended May 27, 2023, May 28, 2022, and May 29, 2021, respectively.

Stock Options

The following table summarizes the stock option activity for the year ended May 27, 2023 (in thousands, except weighted average exercise price):

	Number of	Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual Life	Intrinsic
	Option	Price	(in years)	Value
Awards outstanding at May 28, 2022	3,350	$16.08	4.98	$7,887
Exercised	(624)	14.48
Forfeited	(32)	17.43
Expired	(46)	16.44
Awards outstanding at May 27, 2023	2,648	$16.44	4.37	$1,298
Exercisable at May 27, 2023	2,433	$16.36	4.20	$1,296
Vested and expected to vest as of May 27, 2023 (1)	2,641	$16.44	4.34	$1,298

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 215,035 and 645,449 as of May 27, 2023 and May 28, 2022, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.57 as of May 26, 2023 (the last trading day of fiscal 2023), which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value related to stock options exercised during the years ended May 27, 2023, May 28, 2022 and May 29, 2021 was $11.9 million, $15.1 million and $0.2 million, respectively. The total estimated fair value of stock options that vested during the years ended May 27, 2023, May 28, 2022 and May 29, 2021 was $1.2 million, $2.2 million and $3.2 million, respectively.

As of May 27, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested and outstanding employee stock options. That cost is expected to be recognized over a weighted-average period of 0.33 years.

Valuation and Expense Information for Stock Based Compensation Plans

There were no employee stock options granted during the years ended May 27, 2023 and May 28, 2022. The weighted average estimated fair value per share of employee stock options granted during the year ended May 30, 2020 was $3.88, using the Black-Scholes model with the following assumptions:

For the Year Ended
May 30, 2020
Expected volatility	30.9% - 32.9%
Risk-free interest rate	1.5% - 1.8%
Expected dividends	3.4% - 3.7%
Expected life	5.6 - 8.1 years

Employee Stock Purchase Plan

On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the 2019 ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 393,060, 462,000 and 506,000 shares of common stock pursuant to the ESPP for the years ended May 27, 2023, May 28, 2022 and May 29, 2021, respectively. There were 1,778,924 shares of common stock available for issuance under the ESPP as of May 27, 2023.

Restricted Stock Awards

The following table summarizes the activities for the unvested restricted stock awards for the year ended May 27, 2023 (in thousands, except weighted average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	183	$15.88
Granted	97	18.31
Vested	(71)	15.37
Forfeited	-	-
Unvested as of May 27, 2023	209	$17.19
Expected to vest as of May 27, 2023	186	$17.13

As of May 27, 2023, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.49 years. The weighted average estimated fair value per share of restricted stock awards granted during the years ended May 27, 2023, May 28, 2022 and May 29, 2021 was $18.31, $18.28 and $12.47, respectively.

Restricted Stock Units (“RSUs”)

In 2018, the Company adopted the amended and restated Directors Deferred Compensation Plan, which provides the non-employee members of the Company’s Board of Directors with the opportunity to defer certain cash compensation and equity awards earned or granted for their service in the form of stock units (“Stock Units”). The Stock Units are used solely as a device for determining the amount of cash eventually paid to the director. Each Stock Unit has the same value as one share of the Company’s common stock. Stock Units are not paid out until the director leaves the Board of Directors, at which time the cash value of the Stock Units is paid out in accordance with terms of the plan and the director’s election. Additional Stock Units are credited to reflect dividends paid on shares of the Company’s common stock. Stock Units credited to a director pursuant to an election to defer cash compensation (and any dividend equivalents credited thereon) are fully vested at all times. Stock Units credited to a director pursuant to an election to defer an equity award are subject to the vesting conditions applicable to the equity award, except that dividend equivalents credited to a director with respect to such Stock Units are vested at all times. These liability-classified awards are re-measured at each reporting date and on settlement using the closing price of the Company’s common stock on that date. Any change in fair value is recorded as stock-based compensation expense in the period. The Company recognizes stock-based compensation expense on these Stock Units using the straight-line method over the requisite service period.

The Company also grants RSUs to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the year ended May 27, 2023 (in thousands, except weighted average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	579	$14.03	66	$14.89	645	$14.12
Granted (1)	249	18.24	26	18.60	275	18.27
Vested	(175)	13.63	(32)	15.45	(207)	13.91
Forfeited	(22)	13.20	-	-	(22)	13.20
Unvested as of May 27, 2023	631	$15.78	60	$16.55	691	$15.85
Expected to vest as of May 27, 2023	577	$15.71	60	$16.55	637	$15.79

(1) The dividend equivalents are included in the granted shares.

As of May 27, 2023, there was $6.9 million of total unrecognized compensation cost related to unvested RSUs (which are the RSUs granted under the 2020 Plan that settle in shares of the Company’s common stock). The cost is expected to be recognized over a weighted-average period of 1.73 years.

As of May 27, 2023, there was $0.8 million of total unrecognized compensation cost related to unvested liability-classified RSUs (which are the stock units credited under the Directors Deferred Compensation Plan that settle in cash). That cost is expected to be recognized over a weighted average period of 1.79 years.

The weighted average estimated fair value per share of RSUs granted during the years ended May 27, 2023, May 28, 2022 and May 29, 2021 was $18.27, $18.25 and $11.51, respectively.

Performance Stock Units (“PSUs”)

The Company issued PSUs to certain members of management and other select employees. The total number of shares that will vest under the PSUs will be determined at the end of a three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA percentage targets over the performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares.

The following table summarizes the activities for the unvested PSUs for the year ended May 27, 2023 (in thousands, except weighted average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	196	$18.41
Granted (2)	244	18.24
Forfeited	(6)	18.41
Unvested as of May 27, 2023	434	$18.32
Expected to vest as of May 27, 2023	394	$18.32

(1) Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be 0-150% of the target based on the achievement of the specific company-wide performance targets.

(2) The dividend equivalents are included in the granted shares.

As of May 27, 2023, there was $3.6 million of total unrecognized compensation cost related to unvested PSUs. That cost is expected to be recognized over a weighted-average period of 1.55 years.

16. Benefit Plan

The Company maintains the Resources Global Professionals 401(k) Savings Plan, a defined contribution plan (the “401(k) Plan”) which generally covers all employees in the U.S. who have completed three months of service. Participants may contribute up to 75% of their annual salary, up to the maximum amount allowed by applicable law. Pursuant to the terms of the 401(k) Plan, the Company may make discretionary matching contributions. The Company, at its sole discretion, determines the matching contribution made at each pay period. For the years ended May 27, 2023, May 28, 2022 and May 29, 2021, the Company contributed $8.7 million, $8.1 million and $6.2 million, respectively, to the 401(k) Plan as Company matching contributions.

17. Commitments and Contingencies

Legal Proceedings

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

18. Segment Information and Enterprise Reporting

As discussed in Note 2 — Summary of Significant Accounting Policies, from May 29, 2022 to May 31, 2022, the Company had three operating segments – RGP, Sitrick and taskforce. Upon completing the sale of the taskforce operating segment, effective May 31, 2022, the Company’s operating segments consist of RGP and Sitrick. RGP is the Company’s only reportable segment. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed as Other Segments. Prior-period comparative segment information was not restated. See Note 2 – Summary of Significant Accounting Policies for further discussion about the Company’s operating and reportable segments.

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

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for all periods presented (in thousands):

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021

Revenue:
RGP	$764,511	$764,350	$587,620
Other Segments (1)	11,132	40,668	41,896
Total revenue	$775,643	$805,018	$629,516

Adjusted EBITDA:
RGP	$132,377	$134,187	$77,589
Other Segments (1)	1,179	3,527	3,580
Reconciling items (2)	(33,362)	(34,583)	(28,375)
Total Adjusted EBITDA (3)	$100,194	$103,131	$52,794

(1) Amounts reported in Other Segments for the year ended May 27, 2023 include Sitrick and an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the years ended May 28, 2022 and May 29, 2021 included the Sitrick and taskforce operating segments.

(2) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for all periods presented (in thousands):

	For the Years Ended
	May 27,	May 28,	May 29,
	2023	2022	2021

Net income	$54,359	$67,175	$25,229
Adjustments:
Amortization expense	5,018	4,908	5,228
Depreciation expense	3,539	3,575	3,897
Interest expense, net	552	1,064	1,600
Income tax expense (benefit)	18,259	15,793	(2,545)
EBITDA	81,727	92,515	33,409
Stock-based compensation expense	9,521	8,168	6,613
Technology transformation costs (1)	6,355	1,449	-
Goodwill impairment (2)	2,955	-	-
Restructuring costs (3)	(364)	833	8,260
Contingent consideration adjustment	-	166	4,512
Adjusted EBITDA	$100,194	$103,131	$52,794

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

(2) Goodwill impairment charge recognized during the year ended May 27, 2023 was related to Sitrick operating segment.

(3) The Company substantially completed the Restructuring Plans in fiscal 2021. All the remaining accrued restructuring liability on the books related to employee termination costs that was either paid or released as of May 27, 2023.

The table below represents the Company’s revenue and long-lived assets by geographic location (in thousands):

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 27,	May 28,	May 29	May 27,	May 28,
	2023	2022	2021	2023	2022
United States	$664,515	$663,980	$502,493	$28,377	$32,406
International	111,128	141,038	127,023	2,859	2,792
Total	$775,643	$805,018	$629,516	$31,236	$35,198

(1) Long-lived assets are comprised of property and equipment and ROU assets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 27, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 27, 2023.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 27, 2023.

The Company’s independent registered public accounting firm, RSM US LLP, which audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of May 27, 2023, as stated in their report which is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 27, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to the information regarding directors appearing under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2023, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the captions “EXECUTIVE COMPENSATION—COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2023,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” “CEO PAY RATIO DISCLOSURE,” “PAY VERSUS PERFORMANCE DISCLOSURE” and “DIRECTOR COMPENSATION,” in each case, in the Company’s proxy statement related to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2023, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2023, is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 27, 2023:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted Average	Under Equity
	to Be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,713,581 (1)	$16.44 (2)	3,010,920 (3)
Equity compensation plans not approved by security holders	-	-	-
Total	3,713,581	$16.44	3,010,920

(1) This amount consists of (i) 1,065,633 shares of our common stock subject to unvested restricted stock units and performance stock units granted under our 2020 Performance Incentive Plan (with performance stock units included assuming that 69% and 123% of the “target” level of performance was attained for the fiscal 2023 and 2022 grants, respectively, which was the level achieved as of May 27, 2023), (ii) 2,356,706 shares subject to stock options granted under our 2014 Performance Incentive Plan, and (iii) 291,242 shares subject to stock options granted under our 2004 Performance Incentive Plan. This amount does not include 5,562 shares and 295,300 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan, respectively, and it does not include 167,050 shares of cash-settled Stock Units issued and outstanding under our Directors Deferred Compensation Plan.

(2) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards, restricted stock units and performance stock unit awards issued under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan and the cash-settled Stock Units issued under our Directors Deferred Compensation Plan.

(3) Consists of 1,778,924 shares available for issuance under our ESPP and 1,231,996 shares available for issuance under our 2020 Performance Incentive Plan. Shares available under the 2020 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, performance stock units, stock units, phantom stock and other forms of awards granted or denominated in our common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2023, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is RSM US LLP, Irvine CA, Auditor firm ID: 49.

The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2024” in the proxy statement related to the Company’s 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 27, 2023, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)  1.  Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 27, 2023 and May 28, 2022

Consolidated Statements of Operations for each of the three years in the period ended May 27, 2023

Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 27, 2023

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 27, 2023

Consolidated Statements of Cash Flows for each of the three years in the period ended May 27, 2023

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

_

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

4.2	Description of Resources Connection, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended May 30, 2020).
10.1*	Sublease Agreement, dated July 2018, between O’Melveny & Myers LLP and Resources Connection, LLC dba Resources Global Professionals.
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

10.4+

Resources Connection, Inc. Directors’ Compensation Policy (Revised January 19, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2023).

10.5+	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).
10.6+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2008).

10.7+

Employment Agreement dated October 21, 2022 between Jennifer Y. Ryu, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.8+

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

10.10+

Employment Agreement dated February 21, 2020 between Tim Brackney and Resources Connection, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 22, 2020).

10.11+

Resources Connection, Inc. 2019 Employee Stock Purchase Plan (as amended and restated on August 18, 2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.12+	Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2020).
10.13+

2020 Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 2020).

10.14+

2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.15+

Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2022).

10.16*+

Non-Employee Director Restricted Stock Award Program and Notice of Grant and Terms and Conditions of Non- Employee Director Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan.

10.17+

2020 Form of Restricted Stock Award Terms and Conditions under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).

10.18+

2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.19+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014).
10.20+

Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.21+

Resources Connection, Inc. 2014 Performance Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.22+

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

_______

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

Date: July 25, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KATE W. DUCHENE	President, Chief Executive Officer and Director	July 25, 2023
Kate W. Duchene	(Principal Executive Officer)

/S/ JENNIFER RYU	Chief Financial Officer and Executive Vice President	July 25, 2023
Jennifer Ryu	(Principal Financial Officer and Principal Accounting Officer)

/S/ ANTHONY CHERBAK	Director	July 25, 2023
Anthony Cherbak

/S/ NEIL DIMICK	Director	July 25, 2023
Neil Dimick

/S/ ROBERT KISTINGER	Director	July 25, 2023
Robert Kistinger

/S/ DONALD B. MURRAY	Chairman of the Board	July 25, 2023
Donald B. Murray

/S/ LISA PIEROZZI	Director	July 25, 2023
Lisa Pierozzi

/S/ A. ROBERT PISANO	Director	July 25, 2023
A. Robert Pisano

/S/ JOLENE SYKES SARKIS	Director	July 25, 2023
Jolene Sykes Sarkis

/S/ MARCO VON MALTZAN	Director	July 25, 2023
Marco von Maltzan

/S/ DAVID P. WHITE	Director	July 25, 2023
David P. White