Form 10-Q
period 2023-08-26
RESOURCES CONNECTION, INC.
filed 2023-10-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2023

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

As of September 28, 2023, 33,697,769 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	August 26,	May 27,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,595	$116,784
Trade accounts receivable, net of allowance for doubtful accounts of $3,288 and $3,283 as of August 26, 2023 and May 27, 2023, respectively	131,628	137,356
Prepaid expenses and other current assets	5,811	5,187
Income taxes receivable	3,507	4,739
Total current assets	253,541	264,066
Goodwill	206,811	206,722
Intangible assets, net	10,415	11,521
Property and equipment, net	14,850	15,380
Operating lease right-of-use assets	15,180	15,856
Deferred tax assets	10,852	10,701
Other non-current assets	10,738	7,753
Total assets	$522,387	$531,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$15,657	$14,464
Accrued salaries and related obligations	50,882	64,776
Operating lease liabilities, current	6,907	7,460
Other current liabilities	10,444	10,384
Total current liabilities	83,890	97,084
Long-term debt	-	-
Operating lease liabilities, non-current	9,799	10,274
Deferred tax liabilities	6,789	7,136
Other non-current liabilities	3,068	2,985
Total liabilities	103,546	117,479
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 35,765 and 35,545 shares issued, and 33,697 and 33,475 shares outstanding as of August 26, 2023 and May 27, 2023, respectively	358	355
Additional paid-in capital	384,381	378,657
Accumulated other comprehensive loss	(16,948)	(17,290)
Retained earnings	85,861	87,648
Treasury stock at cost, 2,068 and 2,070 shares as of August 26, 2023 and May 27, 2023, respectively	(34,811)	(34,850)
Total stockholders’ equity	418,841	414,520
Total liabilities and stockholders’ equity	$522,387	$531,999

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	August 26,	August 27,
	2023	2022
Revenue	$170,169	$204,062
Direct cost of services	103,168	120,595
Gross profit	67,001	83,467
Selling, general and administrative expenses	59,932	56,187
Amortization expense	1,314	1,252
Depreciation expense	877	887
Income from operations	4,878	25,141
Interest (income) expense, net	(312)	316
Other income	(2)	(307)
Income before income tax expense	5,192	25,132
Income tax expense	2,075	6,992
Net income	$3,117	$18,140

Net income per common share:
Basic	$0.09	$0.55
Diluted	$0.09	$0.53

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,412	33,277
Diluted	34,010	34,234

Cash dividends declared per common share	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	August 26,	August 27,
	2023	2022

Net income	$3,117	$18,140
Foreign currency translation adjustment, net of tax	342	(4,989)
Total comprehensive income	$3,459	$13,151

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended August 26, 2023
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	22	1	341	-	-	-	-	342
Stock-based compensation expense	-	-	2,466	-	-	-	-	2,466
Issuance of common stock purchased under Employee Stock Purchase Plan	198	2	2,772	-	-	-	-	2,774
Issuance of restricted stock	-	-	-	(2)	39	-	(39)	-
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,720)	(4,720)
Dividend equivalents on equity awards	-	-	145	-	-	-	(145)	-
Currency translation adjustment	-	-	-	-	-	342	-	342
Net income for the three months ended August 26, 2023	-	-	-	-	-	-	3,117	3,117
Balances at August 26, 2023	35,765	$358	$384,381	2,068	$(34,811)	$(16,948)	$85,861	$418,841

	For the Three Months Ended August 27, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	371	3	6,058	-	-	-	-	6,061
Stock-based compensation expense	-	-	2,171	-	-	-	-	2,171
Issuance of common stock purchased under Employee Stock Purchase Plan	183	2	2,841	-	-	-	-	2,843
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,720)	(4,720)
Dividend equivalents on equity awards	-	-	76	-	-	-	(76)	-
Currency translation adjustment	-	-	-	-	-	(4,989)	-	(4,989)
Net income for the three months ended August 27, 2022	-	-	-	-	-	-	18,140	18,140
Balances at August 27, 2022	34,906	$349	$366,648	1,155	$(19,651)	$(21,473)	$66,082	$391,955

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 26,	August 27,
	2023	2022
Cash flows from operating activities:
Net income	$3,117	$18,140
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,191	2,139
Stock-based compensation expense	2,552	2,529
(Gain) on dispositions of subsidiaries	-	(238)
Adjustment to allowance for doubtful accounts	179	81
Deferred income taxes	(498)	(1,957)
Other, net	56	(385)
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	5,730	(6,131)
Prepaid expenses and other current assets	(627)	367
Income taxes	735	7,693
Other assets	(3,029)	1,792
Accounts payable and other accrued expenses	1,166	(794)
Accrued salaries and related obligations	(13,949)	(24,757)
Other liabilities	163	(3,775)
Net cash used in operating activities	(2,214)	(5,296)

Cash flows from investing activities:
Proceeds from sale of taskforce	-	2,984
Investments in property and equipment and internal-use software	(548)	(709)
Net cash (used in) provided by investing activities	(548)	2,275

Cash flows from financing activities:
Proceeds from exercise of stock options	350	6,686
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,774	2,843
Proceeds from Revolving Credit Facility	-	15,000
Repayments on Revolving Credit Facility	-	(49,000)
Payment of cash dividends	(4,681)	(4,647)
Net cash used in financing activities	(1,557)	(29,118)

Effect of exchange rate changes on cash and cash equivalents	130	490
Net decrease in cash and cash equivalents	(4,189)	(31,649)
Cash and cash equivalents at beginning of period	116,784	104,224
Cash and cash equivalents at end of period	$112,595	$72,575

Supplemental cash flow disclosures
Income taxes paid, net	$1,620	$1,041
Interest paid	88	309
Non-cash investing and financing activities
Increase in long-term receivable in connection with the sale of taskforce	$-	$2,984
Dividends declared, not paid	4,720	4,720

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The first quarters of fiscal 2024 and 2023 each consisted of 13 weeks. The Company’s fiscal year 2024 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company as of and for the three months ended August 26, 2023 and August 27, 2022 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The fiscal 2023 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 27, 2023, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2023 Form 10-K”) filed with the SEC on July 25, 2023 (File No. 0-32113).

A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Fiscal Year 2023 Form 10-K.

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

Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is based upon the weighted-average number of common shares and common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation. Performance stock units are also excluded from the basic EPS calculation, since the number of shares subject to the award that will vest will not be determined until after the end of the applicable performance period.

The following table summarizes the calculation of net income per common share for the three months ended August 26, 2023 and August 27, 2022 (in thousands, except per share amounts):

	Three Months Ended
	August 26,	August 27,
	2023	2022

Net income	$3,117	$18,140
Basic:
Weighted-average shares	33,412	33,277
Diluted:
Weighted-average shares	33,412	33,277
Potentially dilutive shares	598	957
Total diluted shares	34,010	34,234
Net income per common share:
Basic	$0.09	$0.55
Diluted	$0.09	$0.53
Anti-dilutive shares not included above	1,388	-

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

Capitalized Hosting Arrangements

The capitalized hosting arrangements costs are primarily related to the implementation of a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs include third party implementation costs and costs associated with internal resources directly involved in the implementation. Capitalized hosting arrangements are stated at historical cost and amortized on a straight-line basis over an estimated useful life of the expected term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement. The amortization of capitalized implementation costs for hosting arrangements will commence when the systems are ready for their intended use and will be presented as operating expenses on the consolidated statements of operations consistent with the presentation for expensing the fees for the associated hosting arrangement.

As of August 26, 2023, the capitalized costs related to hosting arrangements incurred during the application development stage were $9.1 million. These capitalized hosting arrangements are included in other non-current assets on the consolidated balance sheet and less than $0.1 million were amortized during the three months ended August 26, 2023. There were $6.0 million capitalized costs recorded as of May 27, 2023 and no costs were amortized during the three months ended August 27, 2022.

Recent Accounting Pronouncements

No recent accounting pronouncements or changes in accounting pronouncements have been issued or adopted that are of material significance, or have potential material significance, to the Company’s financial statements since those discussed in the Company’s Fiscal Year 2023 Form 10-K.

3. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $37.0 million and $35.4 million as of August 26, 2023 and May 27, 2023, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $2.9 million and $3.1 million as of August 26, 2023 and May 27, 2023, respectively. Revenue recognized during the three months ended August 26, 2023 that was included in deferred revenue as of May 27, 2023 was $1.6 million.

4. Dispositions

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

5. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total
Balance as of May 27, 2023	$206,722	$-	$206,722
Impact of foreign currency exchange rate changes	89	-	89
Balance as of August 26, 2023	$206,811	$-	$206,811

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of August 26, 2023			As of May 27, 2023
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contracts and relationships	3 - 8 years	$22,000	$(14,530)	$7,470	$22,000	$(13,802)	$8,198
Computer software	2 - 3.5 years	7,749	(4,804)	2,945	7,541	(4,218)	3,323
Total		$29,749	$(19,334)	$10,415	$29,541	$(18,020)	$11,521

The Company recorded amortization expense of $1.3 million for each of the three months ended August 26, 2023 and August 27, 2022.

The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

Fiscal Years:

2024 (remaining nine months)	$3,899
2025	3,768
2026	2,463
2027	285
2028	-
Total	$10,415

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

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended
	August 26, 2023	August 27, 2022
Operating lease cost (1)	$1,864	$1,529
Short-term lease cost	57	25
Variable lease cost	373	246
Sublease income (2)	(129)	(148)
Total lease cost	$2,165	$1,652

(1) Operating lease cost for the three months ended August 27, 2022 includes a $0.4 million reduction resulting from a one-time settlement of a lease liability involving an office space.

(2) Sublease income does not include rental income received from owned property, which is not material.

The weighted-average lease term and weighted-average discount rate for operating leases as of August 26, 2023 and May 27, 2023 are presented in the following table:

	As of	As of
	August 26, 2023	May 27, 2023
Weighted-average remaining lease term	3.4 years	3.4 years
Weighted-average discount rate	4.10%	3.97%

Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended
	August 26, 2023	August 27, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,209	$2,473
Right-of-use assets obtained in exchange for new operating lease obligations	$983	$3,601

Future maturities of operating lease liabilities as of August 26, 2023 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2024 (remaining nine months)	$5,999
2025	4,664
2026	3,053
2027	1,830
2028	1,495
Thereafter	882
Total future lease payments	$17,923
Less: interest	(1,217)
Present value of operating lease liabilities	$16,706

7. Long-Term Debt

On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million senior secured revolving loan (the “Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the Credit Agreement. The Credit Facility matures on November 12, 2026. The obligations under the Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Future borrowings under the Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio.

The Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Credit Agreement requires the Company to comply with financial covenants including limitation on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Credit Agreement as of August 26, 2023.

As of August 26, 2023 and May 27, 2023, the Company had no debt outstanding under the Credit Facility. In addition, the Company had $0.8 million of outstanding letters of credit issued under the Credit Facility as of both August 26, 2023 and May 27, 2023. As of August 26, 2023, there was $174.2 million remaining capacity under the Credit Facility.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of August 26, 2023, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on August 26, 2023) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.

8. Income Taxes

For the three months ended August 26, 2023 and August 27, 2022, the Company’s income tax expense was $2.1 million, an effective tax rate of 40.0%, and $7.0 million, an effective tax rate of 27.8%, respectively. The higher effective tax rate in the first quarter of fiscal 2024 was attributed to lower pre-tax income globally when compared to the first quarter of fiscal 2023. We incurred pre-tax losses in various foreign entities where we could not recognize income tax benefits as a result of the required valuation allowances. This lower global pre-tax income causes the effective tax rate to increase because the permanent GAAP to tax differences are measured against the lower base amount.

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

The Company recognized a tax benefit of approximately $0.2 million and $0.6 million associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”) during the three months ended August 26, 2023 and August 27, 2022, respectively.

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.0 million as of both August 26, 2023 and May 27, 2023, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as the Company does not anticipate any cash payments within 12 months to settle the liability.

9. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors has previously approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 26, 2023 and August 27, 2022, the Company made no repurchases of its common stock. As of August 26, 2023, approximately $50.2 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On July 27, 2023, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on September 21, 2023 to stockholders of record at the close of business on August 24, 2023. As of both August 26, 2023 and May 27, 2023, $4.7 million was accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by the board of directors.

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

The Restructuring Plans were substantially completed in fiscal 2021. Restructuring adjustments, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities was zero and ($0.4) million for the three months ended August 26, 2023 and August 27, 2022, respectively. There was no remaining restructuring liability as of May 27, 2023. See Note 14 – Subsequent Event for further information.

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. The performance periods for the performance stock unit awards are three years. As of August 26, 2023, there were 1,252,835 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $2.6 million and $2.5 million for the three months ended August 26, 2023 and August 27, 2022, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of approximately $0.5 million and $0.7 million associated with such stock-based compensation expense during the three months ended August 26, 2023 and August 27, 2022, respectively.

The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of performance stock units earned at the end of the applicable performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.

Stock Options

The following table summarizes the stock option activity for the three months ended August 26, 2023 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Outstanding at May 27, 2023	2,648	$16.44
Exercised	(22)	15.15
Forfeited	(4)	17.44
Expired	(24)	14.27
Outstanding at August 26, 2023	2,598	$16.47
Exercisable at August 26, 2023	2,387	$16.39
Vested and expected to vest at August 26, 2023 (1)	2,596	$16.47

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 211,285 as of August 26, 2023.

As of August 26, 2023, there was $0.1 million of total unrecognized compensation costs related to unvested and outstanding employee stock options. The cost is expected to be recognized over a weighted-average period of 0.12 years.

Employee Stock Purchase Plan

On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the 2019 ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 198,150 and 183,000 shares of common stock pursuant to the ESPP during the three months ended August 26, 2023 and August 27, 2022, respectively. There were 1,580,774 shares of common stock available for issuance under the ESPP as of August 26, 2023.

Restricted Stock Awards (“RSAs”)

The following table summarizes the activities for the unvested RSAs for the three months ended August 26, 2023 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	209	$17.19
Granted	2	16.07
Vested	(2)	15.49
Forfeited	-	-
Unvested as of August 26, 2023	209	$17.18
Expected to vest as of August 26, 2023	186	$17.13

As of August 26, 2023, there was $2.1 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.44 years.

Restricted Stock Units (“RSUs”)

The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the three months ended August 26, 2023 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	631	$15.78	60	$16.55	691	$15.85
Granted (1)	6	15.90	1	15.90	7	15.90
Vested	-	-	-	-	-	-
Forfeited	(3)	14.79	-	-	(3)	14.79
Unvested as of August 26, 2023	634	$15.79	61	$16.55	695	$15.86
Expected to vest as of August 26, 2023	588	$15.71	61	$16.55	649	$15.79

(1) The dividend equivalents are included in the granted shares

As of August 26, 2023, there was $6.2 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.65 years.

As of August 26, 2023, there was $0.7 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.70 years.

Performance Stock Units (“PSUs”)

The Company has issued PSUs to certain members of management and other select employees. The total number of shares that would vest under the PSUs will be determined at the end of the applicable three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA (as defined below in Note 13 – Segment Information and Enterprise Reporting) percentage targets over the applicable performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares.

The following table summarizes the activities for the unvested PSUs for the three months ended August 26, 2023 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	434	$18.32
Granted (2)	4	15.90
Vested	-	-
Forfeited	(2)	18.34
Unvested as of August 26, 2023	436	$18.31
Expected to vest as of August 26, 2023	402	$18.32

(1) Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.

(2) The dividend equivalents are included in the granted shares.

As of August 26, 2023, there was $2.9 million of total unrecognized compensation costs related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 1.34 years.

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

Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus or minus stock-based compensation expense, technology transformation costs and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended
	August 26,	August 27,
	2023	2022
Revenue:
RGP	$167,504	$200,995
Other Segments (1)	2,665	3,067
Total revenue	$170,169	$204,062

Adjusted EBITDA:
RGP	$20,798	$38,347
Other Segments (1)	71	316
Reconciling items (2)	(9,323)	(7,953)
Total Adjusted EBITDA (3)	$11,546	$30,710

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

(3) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for both periods presented (in thousands):

	Three Months Ended
	August 26,	August 27,
	2023	2022
Net income	$3,117	$18,140
Adjustments:
Amortization expense	1,314	1,252
Depreciation expense	877	887
Interest (income) expense, net	(312)	316
Income tax expense	2,075	6,992
EBITDA	7,071	27,587
Stock-based compensation expense	2,552	2,529
Technology transformation costs (1)	1,923	991
Restructuring adjustments (2)	-	(397)
Adjusted EBITDA	$11,546	$30,710

(1) Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(2) The Company substantially completed the Restructuring Plans in fiscal 2021. All of the remaining accrued restructuring liability on the books related to employee termination costs that were either paid or released in fiscal 2023.

14. Subsequent Event

On October 2, 2023, the Company initiated a cost reduction plan, including a reduction in force of approximately 8% of its U.S. management and administrative workforce intended to reduce costs and streamline operations. The Company expects to incur charges of $2.0 million to $2.5 million related to one-time employee termination benefits. The Company expects that substantially all of the charges will be recognized and paid by the end of the second quarter of fiscal 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three months ended August 26, 2023 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 27, 2023 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.

These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions, risks arising from epidemic diseases or pandemics, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, potential adverse effects to our and our clients’ liquidity and financial performances from bank failures or other events affecting financial institutions, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts may not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities including due to social, political, regulatory, legal and economic risks in the countries and regions in which we operate, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 27, 2023 and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview

Resources Global Professionals (“RGP”) is a global consulting firm based in Irvine, CA (with offices worldwide) focused on project execution services that power clients’ operational needs and change initiatives utilizing on-demand, expert and diverse talent. As a next-generation human capital partner for our clients, we specialize in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, consultants’ and partners’ success.

A disruptor within the professional services industry since our founding in 1996, today we embrace our differentiated agile delivery model. We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures, severe skilled labor shortages and speed-to-market challenges. As talent preferences continue to shift in the direction of flexibility, employers competing in today’s business environment must rethink the way work gets done and consider implementing new, more agile workforce strategies. Our client engagement and talent delivery model offers speed and agility, strongly positioning us to help our clients transform their businesses and workplaces, especially at a time where high-quality talent is scarce and reliance on a flexible workforce to execute transformational projects is increasingly imperative.

We are laser-focused on driving long-term growth in our business by seizing the favorable macro shifts in workforce strategies and preferences, building an efficient and scalable operating model, and maintaining a distinctive culture and approach to professional services. Our enterprise initiatives in recent years include refining the operating model for sales, talent and delivery to be more client-centric, cultivating a more robust performance culture by aligning incentives to business performance, building and commercializing our digital engagement platform, enhancing our consulting capabilities in digital transformation to align with market demand, improving operating leverage through pricing, operating efficiency and cost reduction, and driving growth through strategic acquisitions. We believe our focus and execution on these initiatives will serve as the foundation for growth ahead. See Part 1, Item 1 “Business” of our Fiscal Year 2023 Form 10-K for further discussions about our business and operations.

Fiscal 2024 Strategic Focus Areas

Building upon the foundation we established through fiscal 2023, we will continue to execute the following enterprise growth drivers in fiscal 2024:

•Transform digitally;

•Amplify brand voice and clarify solution offerings;

•Evolve operating model;

•Migrate to value-based pricing; and

•Pursue targeted mergers and acquisitions.

Transform digitally – Our first area of focus remains embracing continued digital transformation to improve operational efficiency, scale business growth, transform stakeholder experience and create long-term sustainability and stockholder value.

In fiscal 2022, we launched a multi-year global technology transformation project which includes replacing our core financial and talent software systems and optimizing our existing systems including Salesforce and Workday Human Capital Management. We have made significant progress to-date. We believe our investment in this important modernization initiative will enhance the experience for all of our core constituents and drive improved finance metrics through automation, better data analytics and faster global collaboration. Seamless global execution capability will allow us to differentiate RGP from the Big Four and other consultancies as a preferred partner for global transformation projects.

We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGPTM (“HUGO”), our digital engagement platform, allows clients and talent in the professional staffing space to connect, engage and even transact directly. We completed our pilot in three primary markets – New York/New Jersey, Southern California and Texas – and received positive and encouraging feedback from clients and talent alike. We are now ready to pursue a more aggressive digital marketing plan to accelerate commercialization and achieve broader adoption. With the accounting profession losing talent in unprecedented numbers, we believe HUGO offers these professionals a viable alternative to the traditional accounting firm career path – one founded on flexibility, choice and career-control. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current interim business, which we believe will not only drive top-line growth but also enhance profitability.

Amplify brand voice and clarify solution offerings – Our second focus area for this fiscal year is a sustained effort to enhance and amplify our brand in the marketplace. We will be driving toward a refreshed view of our business, serving clients in three areas: (1) the core is our white-glove agile talent platform of deep functional experts that execute mission-critical projects for our clients. We empower expert, diverse professionals with ultimate career control and offer them access to opportunities to work with top enterprise brands. Our agile talent business also includes HUGO, which focuses on offering clients direct access to earlier career Accounting and Finance professionals through a digital self-service model; (2) our consulting business today consists largely of Veracity, our end-to-end digital transformation firm, and Sitrick and Company, a top strategic communications firm. We are actively working to grow our capabilities in the consulting arena both organically and through targeted M&A, with a special focus on digital transformation, business technology, financial advisory and operational excellence; (3) Countsy is our managed services business, offering finance, accounting, and HR solutions to venture-backed start-up clients through a unique combination of on-demand fractional leadership and a streamlined technology stack.

Our investment in the RGP brand notably includes development of fresh thought leadership content based on RGP’s own market research studies. Companies today are in a constant state of transformation – serving as a driving force for dynamic innovation and rethinking of business models. Foundationally, this includes a shift in the composition of the workforce. This year, we conducted an in-depth global research study which established that companies are increasing by double-digits their engagement with interim, on-demand and agile professional talent to deliver better outcomes with greater efficiency. This fall, we will be releasing a new research study that will more closely examine this paradigm shift in workforce strategy. What we are seeing is organizations increasingly and intentionally embracing a hybrid approach that includes a mix of internal and external talent – what we are terming “The Dynamic Workforce.”

Evolve operating model – The third area of focus for fiscal 2024 is to evolve our operating model to optimally organize the company in view of the operational efficiencies we are gaining through our global technology transformation initiative and with a view to align resources in the right way to support our strategic vision. Operating model evolution will also include better definition and structure of our offerings to clearly articulate our value proposition, differentiators versus competition, and client segment focus.

Migrate to value-based pricing – Fourth, we will continue to evolve and enhance our pricing strategy by adopting a value-based approach. As we deepen our client relationships and raise our clients’ understanding of our ability to add value through our services, we anticipate further increasing bill rates for our services to capture appropriately the value of the talent and solutions delivered. Key focus areas include: creating more centralized pricing governance, strategy and approach; conducting a deep pricing analysis to identify and confront areas that need improvement; and instituting new pricing training for all sales, talent and go-to-market team members. We believe there is ample opportunity to drive further growth in both our topline revenue and profitability through pricing.

Pursue targeted mergers and acquisitions – Lastly, we will seek to accelerate growth through strategic mergers and acquisitions (“M&A”) that drive additional scale or expand and complement our existing core capabilities. Our M&A strategy is focused on expanding our consulting capabilities, with a special interest in financial advisory firms and digital transformation firms that serve to add scale and/or accelerate growth for our Veracity business. We are also looking at inorganic opportunities that may serve to enhance our industry focus in Healthcare and Financial Services. We believe that we are well positioned to grow and scale a boutique consulting firm through access to both our robust enterprise client base and our expansive agile talent pool.

Market Trends and Uncertainties

On a macro level, uncertain macroeconomic conditions (including inflation, volatility in energy and commodity prices, the impact of the Russia-Ukraine war, increasing diplomatic and trade friction between the U.S. and China, supply chain issues and labor shortages, and bank failures and other events affecting financial institutions) as well as increases in interest rates and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We expect these conditions will continue in fiscal 2024 and beyond. While we are not able to fully predict the potential impact, we are seeing more caution in spending within our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in further decline in billable hours and negatively impact our bill rates that would adversely affect our financial results and operating cash flows.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our Fiscal Year 2023 Form 10-K, and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our Fiscal Year 2023 Form 10-K.

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

•Adjusted EBITDA is calculated as EBITDA plus or minus stock-based compensation expense, technology transformation costs, and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

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

	Three Months Ended
	August 26,	August 27,
Revenue by Geography	2023	2022
	(Unaudited)	(Unaudited)
North America
As reported (GAAP)	$146,583	$179,549
Currency impact	(695)
Business days impact	-
Same-day constant currency revenue	$145,888

Europe
As reported (GAAP) (1)	$10,946	$11,175
Currency impact	(559)
Business days impact	92
Same-day constant currency revenue	$10,479

Asia Pacific
As reported (GAAP)	$12,640	$13,338
Currency impact	496
Business days impact	(199)
Same-day constant currency revenue	$12,937

Total Consolidated
As reported (GAAP) (1)	$170,169	$204,062
Currency impact	(758)
Business days impact	(107)
Same-day constant currency revenue	$169,304

Number of Business Days
North America (2)	63	63
Europe (3)	64	64
Asia Pacific (3)	63	62

(1) Total Consolidated revenue and Europe revenue as reported under GAAP include taskforce revenue of zero and $0.2 million for the three months ended August 26, 2023 and August 27, 2022, respectively.

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

	Three Months Ended
	August 26,	% of	August 27,	% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
Net income	$3,117	1.8%	$18,140	8.9%
Adjustments:
Amortization expense	1,314	0.8	1,252	0.6
Depreciation expense	877	0.5	887	0.4
Interest (income) expense, net	(312)	(0.2)	316	0.2
Income tax expense	2,075	1.3	6,992	3.4
EBITDA	7,071	4.2	27,587	13.5
Stock-based compensation expense	2,552	1.5	2,529	1.2
Technology transformation costs (1)	1,923	1.1	991	0.5
Restructuring adjustments (2)	-	-	(397)	(0.2)
Adjusted EBITDA	$11,546	6.8%	$30,710	15.0%

(1) Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(2) The Company substantially completed the Restructuring Plans in fiscal 2021. All of the remaining accrued restructuring liability on the books related to employee termination costs that were either paid or released in fiscal 2023.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for the three months ended August 26, 2023 and August 27, 2022, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended
	August 26,	% of	August 27,	% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
Revenue	$170,169	100.0%	$204,062	100.0%
Direct cost of services	103,168	60.6	120,595	59.1
Gross profit	67,001	39.4	83,467	40.9
Selling, general and administrative expenses	59,932	35.2	56,187	27.6
Amortization expense	1,314	0.8	1,252	0.6
Depreciation expense	877	0.5	887	0.4
Income from operations	4,878	2.9	25,141	12.3
Interest (income) expense, net	(312)	(0.2)	316	0.2
Other income	(2)	-	(307)	(0.2)
Income before income tax expense	5,192	3.1	25,132	12.3
Income tax expense	2,075	1.3	6,992	3.4
Net income	$3,117	1.8%	$18,140	8.9%

Consolidated Operating Results – Three Months Ended August 26, 2023 Compared to Three Months Ended August 27, 2022

Revenue. Revenue decreased $33.9 million, or 16.6%, to $170.2 million in the first quarter of fiscal 2024 from $204.1 million in the first quarter of fiscal 2023. On a same-day constant currency basis, revenue decreased $34.8 million, or 17.0%. Billable hours decreased 14.6% and the average bill rate declined 2.3% from the prior year quarter. The change in average bill rate was due to a shift in revenue mix across the globe to regions with lower bill rates. The United States (U.S.) and Europe average bill rates increased by 2.1% and 4.4% on a constant currency basis, respectively, compared to the prior year as a result of the Company’s initiative focused on value-based pricing, while average bill rate in the Asia Pacific region declined slightly by 1.5% on a constant currency basis.

The following table represents our consolidated revenues by geography for the three months ended August 26, 2023 and August 27, 2022, respectively (in thousands, except percentages):

	Three Months Ended
	August 26,	% of	August 27,	% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
North America	$146,583	86.2%	$179,549	88.0%
Europe	10,946	6.4	11,175	5.5
Asia Pacific	12,640	7.4	13,338	6.5
Total	$170,169	100.0%	$204,062	100.0%

Revenue declined in all geographic regions during the first quarter of fiscal 2024 compared to the prior year quarter reflecting reduced client spending across majority of the markets, client segments and solution offerings as a result of the challenging global macroeconomic environment. While gross pipeline remained relatively resilient, opportunities are taking longer to close, typical in a tougher macro environment when clients are more hesitant to spend on professional services. Project extensions continued to remain healthy throughout the quarter. North America experienced a revenue decline of 18.4%, or 18.7% on a same-day constant currency basis, from the first quarter of fiscal 2023. Europe revenue decreased 2.0%, or 6.2% on a same-day constant currency basis. Asia Pacific revenue declined 5.2%, or 3.0% on a same-day constant currency basis, compared to the first quarter of fiscal 2023.

Direct Cost of Services. Direct cost of services decreased $17.4 million, or 14.5%, to $103.2 million for the first quarter of fiscal 2024 from $120.6 million for the first quarter of fiscal 2023. The decrease in direct cost of services was attributable to a 14.6% decrease in billable hours and a 1.6% decrease (3.3% in constant currency) in average pay rate in the first quarter of fiscal 2024 compared to the prior year quarter.

Direct cost of services as a percentage of revenue was 60.6% for the first quarter of fiscal 2024 compared to 59.1% for the first quarter of fiscal 2023. The increased percentage compared to the prior year quarter was primarily attributable to a 40 basis point increase in the pay/bill ratio as a result of the shift in global revenue mix to the international regions as well as a decrease in leverage on cost of service as a result of lower topline revenue. We will seek to drive improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of consultants on assignment at the end of the first quarter of fiscal 2024 was 2,885 compared to 3,386 at the end of the first quarter of fiscal 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $59.9 million, or 35.2% of revenue, for the first quarter of fiscal 2024 compared to $56.2 million, or 27.6% of revenue, for the first quarter of fiscal 2023. The $3.7 million increase in SG&A year-over-year reflected a higher management compensation and benefit expense of $2.0 million due to employee compensation adjustments to remain competitive in the current labor market, a $1.2 million increase in computer software and certain professional services fees, an increase of $0.9 million in technology transformation costs, and a $1.3 million increase in all other general and administration expenses. These incremental costs were partially offset by a reduction in bonus and commissions of $1.7 million as a result of lower revenue and profitability achievement compared to the incentive targets.

Management and administrative headcount was 909 at the end of the first quarter of fiscal 2024 and 887 at the end of the first quarter of fiscal 2023. Management and administrative headcount includes full-time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full-time equivalent headcount.

Restructuring Costs. We substantially completed our global restructuring and business transformation plan (the “Restructuring Plans”) in fiscal 2021. All employee termination and facility exit costs incurred under the Restructuring Plans were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities were zero and ($0.4) million for the three months ended August 26, 2023 and August 27, 2022, respectively. There were no remaining restructuring liabilities as of May 27, 2023.

Amortization and Depreciation Expense. Amortization expense was $1.3 million in both of the first quarters of fiscal 2024 and fiscal 2023. Depreciation expense was $0.9 million in both of the first quarters of fiscal 2024 and fiscal 2023.

Income Taxes. Income tax expense was $2.1 million (effective tax rate of 40.0%) for the first quarter of fiscal 2024 compared to $7.0 million (effective tax rate of 27.8%) for the first quarter of fiscal 2023. We record tax expense based on actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The higher effective tax rate in the first quarter of fiscal 2024 was attributed to lower pre-tax income globally when compared to the first quarter of fiscal 2023. We incurred pre-tax losses in various foreign entities where we could not recognize income tax benefits as a result of the required valuation allowances. This lower global pre-tax income causes the effective tax rate to increase because the permanent GAAP to tax differences are measured against the lower base amount.

The Company recognized a tax benefit of approximately $0.2 million and $0.6 million associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”) during the three months ended August 26, 2023 and August 27, 2022, respectively.

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

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A of our Fiscal Year 2023 Form 10-K and our other public filings made with the SEC. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

Operating Results of Segment

On May 31, 2022, we divested taskforce; refer to Note 2 – Summary of Significant Accounting Policies and Note 4 – Dispositions in the Notes to Consolidated Financial Statements for further information. Since the second quarter of fiscal 2021, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH, an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

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

The following table presents our current operating results by segment for the three months ended August 26, 2023 and August 27, 2022, respectively (in thousands, except percentages).

	Three Months Ended
	August 26,		August 27,
	2023		2022
Revenue:	(Unaudited)		(Unaudited)
RGP	$167,504	98.4%	$200,995	98.5%
Other Segments (1)	2,665	1.6	3,067	1.5
Total revenue	$170,169	100.0%	$204,062	100.0%

Adjusted EBITDA:
RGP	$20,798	180.1%	$38,347	124.9%
Other Segments (1)	71	0.6	316	1.0
Reconciling items (2)	(9,323)	(80.7)	(7,953)	(25.9)
Total Adjusted EBITDA (3)	$11,546	100.0%	$30,710	100.0%

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

Revenue by Segment

RGP – RGP revenue decreased $33.5 million, or 16.7%, in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, primarily as a result of a 14.6% decrease in billable hours and a 2.4% decrease in average bill rate from the prior year quarter, as discussed in the consolidated operating results discussion above. Revenue from RGP represents more than 98% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of August 26, 2023 was 2,871 compared to 3,369 as of August 27, 2022.

Other Segments – Other Segments’ revenue for the first fiscal quarter of 2024 declined by $0.4 million to $2.7 million, compared to the first quarter of fiscal 2023. The revenue decline is due to the $0.2 million decline in revenue as a result of the divestiture of taskforce on May 31, 2022 and a $0.2 million decline in Sitrick’s revenue for the first quarter of 2024 compared to the first quarter of fiscal 2023.

The number of consultants on assignment under Other Segments as of August 26, 2023 was 14 compared to 17 as of August 27, 2022.

Adjusted EBITDA by Segment

RGP – RGP’s Adjusted EBITDA decreased $17.5 million, or 45.8%, in the first quarter of fiscal 2024, compared to the first quarter of fiscal 2023. Compared to the prior year quarter, revenue decreased $33.5 million, which was partially offset by the decrease in the related cost of services of $17.3 million. SG&A costs attributed to RGP increased $1.0 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 primarily due to a $1.6 million increase in management compensation expense as a result of employee compensation adjustments to remain competitive in the current labor market, a $1.2 million increase in computer software and certain professional services fees, a $0.2 million increase in marketing expense, and $0.2 million increase in all other general and administration expenses, partially offset by a $1.9 million reduction in bonuses and commissions as a result of lower revenue and profitability achievement compared to the incentive targets, and a $0.3 million reduction in recruiting expenses. For fiscal 2024, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $2.2 million and stock-based compensation expense of $2.3 million.

The trend in revenue, cost of services and other costs and expenses at RGP compared to the prior year period is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.2 million to $0.1 million in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. For the first quarter of fiscal 2024, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of less than $0.1 million and stock-based compensation expense of $0.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During the three months ended August 26, 2023, we generated negative cash flow from operations. However, on an annual basis, we have generated positive cash flows from operations for over two decades. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of August 26, 2023, we had $112.6 million of cash and cash equivalents, including $44.0 million held in international operations.

On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders’ party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million senior secured revolving loan (the “Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the Credit Agreement. The Credit Facility matures on November 12, 2026. The obligations under the Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Future borrowings under the Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio. As of August 26, 2023, we had no debt outstanding under the Credit Facility and $174.2 million remaining capacity under the Credit Facility.

The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of August 26, 2023, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2024 Strategic Focus Areas” above, requires significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The exact amount and timing will depend on a number of variables, including progress made on the implementation. As we proceed through the project, we will continue to evaluate our progress against the implementation plan and assess the impact on our investments, if any. As of August 26, 2023, we capitalized $9.1 million of investments and recorded $1.9 million of expenses in the first quarter of fiscal 2024 relating to these investments. At the end of the first quarter of fiscal 2024, the remaining investments required for this multi-year initiative was estimated to be in the range of $20.0 million to $23.0 million. We expect the majority of the investment will take place in fiscal 2024 and fiscal 2025. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. These efforts will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of August 26, 2023, we have non-cancellable purchase obligations totaling $15.9 million, which are payable as follows pursuant to the licensing arrangements that we have entered into in connection with this initiative: $4.9 million due during fiscal 2024; $4.8 million due during fiscal 2025; $3.1 million due during fiscal 2026; $2.1 million due during fiscal 2027; and 1.0 million due thereafter.

As described under Market Trends and Uncertainties, uncertain macroeconomic conditions and increases in interest rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. However, we believe that our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisitions, we may seek to sell additional equity securities, increase the use of our Credit Facility, expand the size of our Credit Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or the use of our Credit Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. Our ability to secure additional financing in the future, if needed, will depend on several factors. These include our future profitability and the overall condition of the credit markets. Notwithstanding these considerations, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Other than as described herein, there have been no material changes to our material cash requirements, including commitments for capital expenditures, described under the heading “Liquidity and Capital Resources” in Item 7 of Part II of our Fiscal Year 2023 Form 10-K.

Operating Activities

Operating activities for the first quarter of fiscal 2024 used cash of $2.2 million compared to $5.3 million of cash used for the first quarter of fiscal 2023. In the first quarter of fiscal 2024, cash used in operations resulted from net income of $3.1 million and non-cash adjustments of $4.5 million. Additionally, net unfavorable changes in operating assets and liabilities totaled $9.8 million, primarily consisting of a $13.9 million decrease in accrued salaries and related obligations, primarily due to the timing of our pay cycle and the payout of the annual incentive during the first quarter of fiscal 2024; a $3.0 million increase in other assets primarily due to the capitalized implementation costs for hosting arrangements; and a $0.6 million increase in prepaid expenses and other current assets, partially offset by a $5.7 million decrease in trade accounts receivable; a $1.2 million increase in accounts payable and other accrued expenses; and a $0.8 million increase in income taxes payable and other liabilities.

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

Investing Activities

Net cash used in investing activities was $0.5 million for the first quarter of fiscal 2024 compared to net cash provided of $2.3 million for the first quarter in fiscal 2023. Net cash used in investing activities in the first quarter of fiscal 2024 was primarily related to the development of internal-use software and acquisition of property and equipment. Net cash used in investing activities in the first quarter of fiscal 2023 was primarily related to the cash proceeds from the divestiture of taskforce partially offset by the cost incurred for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $1.6 million in the first quarter of fiscal 2024 compared to $29.1 million in the first quarter of fiscal 2023. Net cash used in financing activities during the first quarter of fiscal 2024 consisted of cash dividend payments of $4.7 million and was partially offset by $3.1 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities of $29.1 million for the first quarter of fiscal 2023 consisted of net repayments on the Credit Facility of $34.0 million (consisting of $49.0 million of repayments and $15.0 million of proceeds), cash dividend payments of $4.6 million, and was partially offset by $9.5 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the Credit Facility that bear interest at a variable market rate.

As of August 26, 2023, we had approximately $112.6 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

As of August 26, 2023, we had no outstanding debt under our Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate. See “Sources and Uses of Liquidity” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our Credit Facility. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the three months ended August 26, 2023, approximately 17.2% of our revenue was generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenue and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 60.9% of our balances of cash and cash equivalents as of August 26, 2023 were denominated in U.S. dollars. The remaining amount of approximately 39.1% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. This compares to approximately 56.9% of our cash and cash equivalents balances as of May 27, 2023 that were denominated in U.S. dollars and approximately 43.1% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 26, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 26, 2023. There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the fiscal quarter ended August 26, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2023 Form 10-K, which was filed with the SEC on July 25, 2023. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2023 Form 10-K for a complete description of the material risks we face.

ITEM 5. OTHER INFORMATION.

Insider Trading Arrangements

None.

Recent Restructuring Action

On October 2, 2023, we commenced a reduction of our U.S. management and administrative workforce intended to reduce costs and streamline operations. We expect the reduction in force to be substantially completed by the end of second quarter of fiscal 2024.

We expect to incur charges of $2.0 million to $2.5 million in connection with the workforce reduction, which consists primarily of cash charges for one-time employee termination benefits. We expect that substantially all of the charges will be recognized and paid during the second quarter of fiscal 2024. See Note 14 – Subsequent Event in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

_________

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 4, 2023	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: October 4, 2023	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)