Form 10-Q
period 2023-11-25
RESOURCES CONNECTION, INC.
filed 2024-01-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2023

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

As of December 28, 2023, 33,508,205 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	November 25,	May 27,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,773	$116,784
Trade accounts receivable, net of allowance for doubtful accounts of $3,142 and $3,283 as of November 25, 2023 and May 27, 2023, respectively	129,952	137,356
Prepaid expenses and other current assets	8,225	5,187
Income taxes receivable	8,233	4,739
Total current assets	242,183	264,066
Goodwill	217,034	206,722
Intangible assets, net	12,416	11,521
Property and equipment, net	14,001	15,380
Operating lease right-of-use assets	14,644	15,856
Deferred tax assets	11,095	10,701
Other non-current assets	13,491	7,753
Total assets	$524,864	$531,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$17,518	$14,464
Accrued salaries and related obligations	49,533	64,776
Operating lease liabilities, current	6,274	7,460
Contingent consideration liabilities	1,774	-
Other current liabilities	11,656	10,384
Total current liabilities	86,755	97,084
Long-term debt	-	-
Operating lease liabilities, non-current	10,275	10,274
Deferred tax liabilities	8,905	7,136
Other non-current liabilities	5,325	2,985
Total liabilities	111,260	117,479
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 35,929 and 35,545 shares issued, and 33,507 and 33,475 shares outstanding as of November 25, 2023 and May 27, 2023, respectively	360	355
Additional paid-in capital	383,662	378,657
Accumulated other comprehensive loss	(16,533)	(17,290)
Retained earnings	85,926	87,648
Treasury stock at cost, 2,422 and 2,070 shares as of November 25, 2023 and May 27, 2023, respectively	(39,811)	(34,850)
Total stockholders’ equity	413,604	414,520
Total liabilities and stockholders’ equity	$524,864	$531,999

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
	2023	2022	2023	2022
Revenue	$163,127	$200,355	$333,296	$404,417
Direct cost of services	99,651	118,005	202,819	238,600
Gross profit	63,476	82,350	130,477	165,817
Selling, general and administrative expenses	52,993	56,777	112,925	112,964
Amortization expense	1,321	1,216	2,635	2,468
Depreciation expense	810	880	1,687	1,767
Income from operations	8,352	23,477	13,230	48,618
Interest (income) expense, net	(293)	199	(605)	515
Other (income)	(3)	(31)	(5)	(338)
Income before income tax expense	8,648	23,309	13,840	48,441
Income tax expense	3,753	5,877	5,828	12,869
Net income	$4,895	$17,432	$8,012	$35,572

Net income per common share:
Basic	$0.15	$0.52	$0.24	$1.07
Diluted	$0.14	$0.51	$0.24	$1.04

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,409	33,510	33,410	33,394
Diluted	33,901	34,301	33,945	34,292

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
	2023	2022	2023	2022

Net income	$4,895	$17,432	$8,012	$35,572
Foreign currency translation adjustment gain (loss), net of tax	415	1,714	757	(3,275)
Total comprehensive income	$5,310	$19,146	$8,769	$32,297

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended November 25, 2023
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at August 26, 2023	35,765	$358	$384,381	2,068	$(34,811)	$(16,948)	$85,861	$418,841
Exercise of stock options	4	-	42	-	-	-	-	42
Stock-based compensation expense	-	-	432	-	-	-	-	432
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	85	1	(1,330)	-	-	-	-	(1,329)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,692)	(4,692)
Dividend equivalents on equity awards	-	-	138	-	-	-	(138)	-
Repurchase of common stock	-	-	-	354	(5,000)	-	-	(5,000)
Currency translation adjustment	-	-	-	-	-	415	-	415
Net income for the three months ended November 25, 2023	-	-	-	-	-	-	4,895	4,895
Balances at November 25, 2023	35,929	$360	$383,662	2,422	$(39,811)	$(16,533)	$85,926	$413,604

	For the Six Months Ended November 25, 2023
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	26	1	383	-	-	-	-	384
Stock-based compensation expense	-	-	2,898	-	-	-	-	2,898
Issuance of common stock purchased under Employee Stock Purchase Plan	198	2	2,772	-	-	-	-	2,774
Issuance of restricted stock	75	1	(1)	(2)	39	-	(39)	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	85	1	(1,330)	-	-	-	-	(1,329)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,412)	(9,412)
Dividend equivalents on equity awards	-	-	283	-	-	-	(283)	-
Repurchase of common stock	-	-	-	354	(5,000)		-	(5,000)
Currency translation adjustment	-	-	-	-	-	757	-	757
Net income for the six months ended November 25, 2023	-	-	-	-	-	-	8,012	8,012
Balances at November 25, 2023	35,929	$360	$383,662	2,422	$(39,811)	$(16,533)	$85,926	$413,604

	For the Three Months Ended November 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at August 27, 2022	34,906	$349	$366,648	1,155	$(19,651)	$(21,473)	$66,082	$391,955
Exercise of stock options	48	-	672	-	-	-	-	672
Stock-based compensation expense	-	-	2,189	-	-	-	-	2,189
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	79	1	(1,762)	-	-	-	(5)	(1,766)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,709)	(4,709)
Dividend equivalents on equity awards	-	-	202	-	-	-	(192)	10
Repurchase of common stock	-	-	-	318	(5,351)	-	-	(5,351)
Currency translation adjustment	-	-	-	-	-	1,714	-	1,714
Net income for the three months ended November 26, 2022	-	-	-	-	-	-	17,432	17,432
Balances at November 26, 2022	35,108	$351	$367,948	1,473	$(25,002)	$(19,759)	$78,608	$402,146

	For the Six Months Ended November 26, 2022
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	419	3	6,730	-	-	-	-	6,733
Stock-based compensation expense	-	-	4,360	-	-	-	-	4,360
Issuance of common stock purchased under Employee Stock Purchase Plan	183	2	2,841	-	-	-	-	2,843
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	79	1	(1,762)	-	-	-	(5)	(1,766)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,429)	(9,429)
Dividend equivalents on equity awards	-	-	278	-	-	-	(268)	10
Repurchase of common stock	-	-	-	318	(5,351)	-	-	(5,351)
Currency translation adjustment	-	-	-	-	-	(3,275)	-	(3,275)
Net income for the six months ended November 26, 2022	-	-	-	-	-	-	35,572	35,572
Balances at November 26, 2022	35,108	$351	$367,948	1,473	$(25,002)	$(19,759)	$78,608	$402,146

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	November 25,	November 26,
	2023	2022
Cash flows from operating activities:
Net income	$8,012	$35,572
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,322	4,235
Stock-based compensation expense	3,068	4,766
(Gain) on dispositions of subsidiaries	-	(238)
Adjustment to allowance for doubtful accounts	245	1,066
Deferred income taxes	528	(3,243)
Other, net	479	(341)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	8,271	(3,261)
Prepaid expenses and other current assets	(2,316)	(462)
Income taxes	(3,475)	6,150
Other assets	(5,822)	767
Accounts payable and other accrued expenses	2,614	3,864
Accrued salaries and related obligations	(17,188)	(20,460)
Other liabilities	(494)	(4,761)
Net cash (used in) provided by operating activities	(1,756)	23,654

Cash flows from investing activities:
Proceeds from sale of taskforce	-	2,984
Proceeds from sale of assets	-	4
Acquisition of CloudGo, net of cash acquired	(7,215)	-
Investments in property and equipment and internal-use software	(885)	(1,164)
Net cash (used in) provided by investing activities	(8,100)	1,824

Cash flows from financing activities:
Proceeds from exercise of stock options	395	7,431
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,774	2,843
Proceeds from Revolving Credit Facility	-	15,000
Repayments on Revolving Credit Facility	-	(49,000)
Repurchase of common stock	(5,000)	(5,351)
Payment of cash dividends	(9,401)	(9,368)
Net cash used in financing activities	(11,232)	(38,445)

Effect of exchange rate changes on cash and cash equivalents	77	(1,808)
Net decrease in cash and cash equivalents	(21,011)	(14,775)
Cash and cash equivalents at beginning of period	116,784	104,224
Cash and cash equivalents at end of period	$95,773	$89,449

Supplemental cash flow disclosures
Income taxes paid, net	$8,452	$9,814
Interest paid	176	604
Non-cash investing and financing activities
Increase in long-term receivable in connection with the sale of taskforce	$-	$2,984
Acquisition of CloudGo: Liability for contingent consideration	4,500	-
Dividends declared, not paid	4,672	4,709

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The second quarters of fiscal 2024 and 2023 each consisted of 13 weeks. The Company’s fiscal year 2024 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company as of and for the three and six months ended November 25, 2023 and November 26, 2022 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On November 15, 2023, the Company acquired CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”). CloudGo is reported as part of the RGP operating segment. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information.

On May 31, 2022, the Company divested taskforce – Management on Demand GmbH, and its wholly owned subsidiary skillforce – Executive Search GmbH, a German professional services firm operating under the taskforce brand (“taskforce”); see Note 4 – Acquisitions and Dispositions for further information. Prior to the divestiture, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH (“RGP Germany”), an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments.

Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as the Company did not have a change in internal organization or the financial information that the CODM uses to assess performance and allocate resources. See Note 13 – Segment Information and Enterprise Reporting for further information.

Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Performance stock units are excluded from the basic EPS calculation, since the number of shares subject to the award that will vest will not be determined until after the end of the applicable performance period. Diluted EPS is based upon the weighted-average number of common shares and common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income per common share for the three and six months ended November 25, 2023 and November 26, 2022 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
	2023	2022	2023	2022

Net income	$4,895	$17,432	$8,012	$35,572
Weighted-average shares outstanding:
Basic weighted-average shares	33,409	33,510	33,410	33,394
Effect of dilutive shares:
Potentially dilutive stock options	52	377	89	490
Potentially dilutive employee stock purchase plan	-	-	-	8
Potentially dilutive restricted stock awards	62	66	58	64
Potentially dilutive restricted stock units	188	245	200	243
Potentially dilutive performance stock units	190	103	188	93
Diluted weighted-average shares outstanding	33,901	34,301	33,945	34,292
Net income per common share:
Basic	$0.15	$0.52	$0.24	$1.07
Diluted	$0.14	$0.51	$0.24	$1.04
Anti-dilutive shares not included above	2,254	703	2,005	6

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities related to the acquisition of CloudGo was preliminarily valued at $4.5 million as of November 25, 2023. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability will be remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

The Company’s remaining financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and other accrued expenses and long-term debt are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Capitalized Hosting Arrangements

The capitalized hosting arrangements costs are primarily related to the implementation of a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs include third party implementation costs and costs associated with internal resources directly involved in the implementation. Capitalized hosting arrangements are stated at historical cost and amortized on a straight-line basis over the estimated useful life of the expected term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement. The amortization of capitalized implementation costs for hosting arrangements will commence when the systems are ready for their intended use and will be presented as operating expenses in the Consolidated Statements of Operations consistent with the presentation for expensing the fees for the associated hosting arrangement.

As of November 25, 2023, the capitalized costs related to hosting arrangements incurred during the application development stage were $11.9 million. These capitalized hosting arrangements are included in other non-current assets on the consolidated balance sheet and less than $0.1 million were amortized during the three and six months ended November 25, 2023. There were $6.0 million of capitalized costs recorded as of May 27, 2023 and no costs were amortized during the three and six months ended November 26, 2022.

Share Repurchases

The Company’s stock repurchase program authorizes the Company to repurchase shares at the discretion of the Company’s senior executives based on numerous factors, including, without limitation, share price and other market conditions, the Company’s ongoing capital allocation planning, the levels of cash and debt balances, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock.

See Note 9 — Stockholders’ Equity for further information on the repurchased shares.

Recent Accounting Pronouncements

On October 9, 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements, which closes out a long-running project to incorporate certain SEC disclosure requirements into authoritative accounting guidance (GAAP). The effective date for the ASU is immediately after the new Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share is updated.

ASC 260 currently requires the following disclosures in interim periods: (1) A reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations. (2) The effect that has been given to preferred dividends in arriving at income available to common stockholders in computing basic EPS. (3) Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented. (4) The methods used in the diluted EPS computation for each dilutive security, e.g., treasury stock method, if-converted method, two-class method, or reverse treasury stock method. The Company adopted the guidance effective with the quarter ending November 25, 2023 and prior periods to the date of adoption are presented in accordance with ASC 260 – Earnings Per Share.

Other recent accounting pronouncements or changes in accounting pronouncements issued by the FASB, the America Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material significance, or have potential material significance, to the Company’s financial statements since those discussed in the Company’s Fiscal Year 2023 Form 10-K.

3. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $29.2 million and $35.4 million as of November 25, 2023 and May 27, 2023, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.1 million as of both November 25, 2023 and May 27, 2023. Revenue recognized during the three and six months ended November 25, 2023 that was included in deferred revenue as of May 27, 2023 were $0.5 million and $2.1 million, respectively.

4. Acquisitions and Dispositions

Acquisition of CloudGo

On November 15, 2023, the Company acquired 100% of the equity interests in CloudGo pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). Headquartered in Singapore, CloudGo is a digital transformation firm primarily focused on technology implementation through the ServiceNow platform. The Company paid an initial cash consideration of $7.2 million (net of $0.5 million cash acquired). The initial consideration is subject to final post-closing adjustments for the final working capital, cash, indebtedness and transaction expenses as described in the CloudGo SPA.

In addition, the CloudGo SPA provides for contingent consideration of up to $12 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that begin after the acquisition date. The Company determined the fair value of the contingent consideration as of the acquisition date using the Monte Carlo simulation model and the application of an appropriate discount rate (Level 3 fair value). The current preliminary fair value of the contractual obligation to pay the contingent consideration amounted to $4.5 million and was recorded in contingent consideration liabilities and long-term liabilities in the Consolidated Balance Sheet. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. The estimate of fair value of contingent consideration liability requires assumptions to be made of various levels of potential revenue and operating profit performance as well as discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

Results of operations of CloudGo are included in the Consolidated Statements of Operations from the date of acquisition. CloudGo contributed $0.2 million of revenue and $0.1 million of operating loss to the consolidated results of operations in the second quarter of fiscal 2024. During the three months ended November 25, 2023, the Company incurred $1.1 million in acquisition costs that were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

In accordance with ASC 805, the Company made an initial provisional allocation of the purchase price for CloudGo based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s provisional purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets consisting of $3.1 million for customer relationships (to be amortized over 9 to 12 years) and $0.1 million for tradenames (to be amortized over 1 year). The Company also provisionally recorded $9.9 million of goodwill. The goodwill is attributable primarily to expected synergies and the assembled workforce of CloudGo.

The following table summarizes the consideration for the acquisition of CloudGo and the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred (in thousands):

Cash	$7,694
Estimated initial contingent consideration	4,500
Total	$12,194

Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$479
Trade accounts receivable (1)	780
Prepaid expenses and other current assets	84
Income taxes receivable	7
Intangible assets	3,200
Property and equipment	34
Total identifiable assets	4,584
Accounts payable and other accrued expenses	386
Accrued salaries and related obligations	511
Deferred tax liabilities	847
Other liabilities	584
Total liabilities assumed	2,328
Net identifiable assets acquired	2,256
Goodwill	9,938
Net assets acquired	$12,194

(1) As of the acquisition date, the gross contractual amount of accounts receivable of $0.8 million was expected to be fully collected.

The purchase price allocation described above is preliminary with respect to the valuation of intangible assets acquired, goodwill, tax related matters, and the amount of contingent consideration. A final determination of fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The weighted-average useful lives of the tradename and customer relationships are approximately 1 year and 10.94 years, respectively. The weighted-average useful life of all CloudGo’s intangible assets is 10.63 years.

Sale of taskforce

On April 21, 2022, RGP Germany entered into a Sale and Purchase Agreement (the “taskforce SPA”) to sell its business in taskforce to MoveVision – Management-, Beteiligungs- und Servicegesellschaft mbH and Blue Elephant – Management-, Beteiligungs- und Servicegesellschaft mbH (collectively, the “Purchasers”), owned by the original founder and a member of the senior leadership team of taskforce, respectively. The taskforce SPA provided for the sale of all of the shares of taskforce from RGP Germany to the Purchasers for a purchase price of approximately EUR 5.5 million, subject to final working capital adjustments, with 50% of the consideration to be paid in cash in connection with the closing and the remaining 50% payable on July 1, 2024 and bearing interest based on the Company’s average borrowing interest rate plus 285 basis points, compounded annually.

On May 31, 2022, the Company completed the sale of taskforce. Upon conclusion of the Final Completion Accounts and Calculation (as defined in the taskforce SPA), the final purchase price was determined to be EUR 5.5 million (approximately $6.0 million), of which EUR 2.8 million (approximately $3.0 million) was received in cash and EUR 2.7 million (approximately $3.0 million) shall become due in July 2024 in accordance with the taskforce SPA. During fiscal year 2023, the Company received full payment from the purchasers of taskforce on the note receivable in the amount of EUR 2.7 million (approximately $3.0 million), which included an interest payment. The Company recognized a $0.2 million gain on the sale in the three months ended August 27, 2022, which was recorded in other income in the Company’s Consolidated Statements of Operations. The disposition of taskforce did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

5. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total
Balance as of May 27, 2023	$206,722	$-	$206,722
Acquisition (see Note 4)	9,938	-	9,938
Impact of foreign currency exchange rate changes	374	-	374
Balance as of November 25, 2023	$217,034	$-	$217,034

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of November 25, 2023			As of May 27, 2023
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contracts and relationships	3 - 12 years	$25,100	$(15,258)	$9,842	$22,000	$(13,802)	$8,198
Computer software	2 - 3.5 years	7,870	(5,396)	2,474	7,541	(4,218)	3,323
Tradenames	1 year	100	-	100	-	-	-
Total		$33,070	$(20,654)	$12,416	$29,541	$(18,020)	$11,521

The Company recorded amortization expense of $1.3 million and $1.2 million for the three months ended November 25, 2023 and November 26, 2022, respectively, and $2.6 million and $2.5 million for the six months ended November 25, 2023 and November 26, 2022, respectively.

The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

Fiscal Years:

2024 (remaining six months)	$2,794
2025	4,147
2026	2,793
2027	593
2028 and thereafter	2,089
Total	$12,416

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

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Operating lease cost (1)	$1,852	$1,944	$3,716	$3,473
Short-term lease cost	45	7	102	32
Variable lease cost	435	343	808	589
Sublease income (2)	(202)	(141)	(331)	(289)
Total lease cost	$2,130	$2,153	$4,295	$3,805

(1) Operating lease cost for the six months ended November 26, 2022 includes a $0.4 million reduction resulting from a one-time settlement of a lease liability involving an office space.

(2) Sublease income does not include rental income received from owned property, which is not material.

The weighted-average lease term and weighted-average discount rate for operating leases as of November 25, 2023 and May 27, 2023 are presented in the following table:

	As of	As of
	November 25, 2023	May 27, 2023
Weighted-average remaining lease term	3.6 years	3.4 years
Weighted-average discount rate	4.35%	3.97%

Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 25, 2023	November 26, 2022	November 25, 2023	November 26, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,120	$2,303	$4,329	$4,776
Right-of-use assets obtained in exchange for new operating lease obligations	$1,937	$388	$2,920	$3,989

Future maturities of operating lease liabilities as of November 25, 2023 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2024 (remaining six months)	$3,980
2025	5,030
2026	3,470
2027	2,204
2028	1,871
Thereafter	1,369
Total future lease payments	17,924
Less: interest	(1,375)
Present value of operating lease liabilities	$16,549

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

Future borrowings under the Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending on the Company’s consolidated leverage ratio.

The Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Credit Agreement requires the Company to comply with financial covenants including limitations on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Credit Agreement as of November 25, 2023.

As of November 25, 2023 and May 27, 2023, the Company had no debt outstanding under the Credit Facility. In addition, the Company had $1.4 million and $0.8 million of outstanding letters of credit issued under the Credit Facility as of November 25, 2023 and May 27, 2023, respectively. As of November 25, 2023, there was $173.6 million remaining capacity under the Credit Facility.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 25, 2023, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on November 25, 2023) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.

8. Income Taxes

For the three months ended November 25, 2023 and November 26, 2022, the Company’s income tax expense was $3.8 million, an effective tax rate of 43.4%, and $5.9 million, an effective tax rate of 25.2%, respectively. For the six months ended November 25, 2023 and November 26, 2022, the Company’s income tax expense was $5.8 million, an effective tax rate of 42.1%, and $12.9 million, an effective tax rate of 26.6%, respectively. The higher effective tax rate in the second quarter of fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with a capitalization of acquisition related costs for tax purposes. Additionally, the lower effective tax rate in three months ended November 26, 2022 resulted from a number of one-time tax benefits recognized and a larger pretax income base lowering the tax expense ratio.

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

For the three months ended November 25, 2023 and November 26, 2022, the Company recognized a tax benefit of approximately $1.0 million and $1.1 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”). For the six months ended November 25, 2023 and November 26, 2022, the Company recognized a tax benefit of approximately $1.2 million and $1.7 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.0 million as of both November 25, 2023 and May 27, 2023, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as the Company does not anticipate any cash payments within 12 months to settle the liability.

9. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors has previously approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three and six months ended November 25, 2023, the Company purchased 353,858 shares of its common stock on the open market at an average price of $14.13 per share, for an aggregate total purchase price of approximately $5.0 million. As of November 25, 2023, approximately $45.2 million remained available for future repurchases of the Company’s common stock under the July 2015 Program. During the three and six months ended November 26, 2022, the Company purchased 318,438 shares of its common stock on the open market at an average price of $16.80 per share, for an aggregate total purchase price of approximately $5.4 million.

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On October 19, 2023, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on December 14, 2023 to stockholders of record at the close of business on November 16, 2023. As of both November 25, 2023 and May 27, 2023, $4.7 million was accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by the board of directors.

10. Restructuring Activities

During the second quarter of fiscal 2024, the Company initiated a cost reduction plan, including a reduction in force, (the “United States (U.S.) Restructuring Plan”) intended to reduce costs and streamline operations. The U.S. Restructuring Plan resulted in a reduction of force of approximately 8% of the Company’s U.S. management and administrative workforce. The Company incurred employee termination costs associated with the U.S. Restructuring Plan within its RGP segment, and were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The U.S. Restructuring Plan was substantially completed during the second quarter of fiscal 2024. Restructuring costs were $2.3 million for the three and six months ended November 25, 2023.

The Company previously initiated global restructuring and business transformation plans in North America, Asia Pacific and Europe (the “Global Restructuring Plans”) during calendar year 2020 that were substantially completed in fiscal 2021. Restructuring adjustments, including real estate exit costs and adjustments to employee termination costs, associated with the restructuring activities was zero and ($0.4) million for the three and six months ended November 26, 2022. The restructuring liability was $0.3 million and zero as of November 25, 2023 and May 27, 2023, respectively.

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. The performance periods for the performance stock unit awards are three years. As of November 25, 2023, there were 1,086,317 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $0.5 million and $2.2 million for the three months ended November 25, 2023 and November 26, 2022, respectively, and $3.1 million and $4.8 million for the six months ended November 25, 2023 and November 26, 2022, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a near zero tax benefit and a tax benefit of $0.3 million associated with such stock-based compensation expense during the three months ended November 25, 2023 and November 26, 2022, respectively, and $0.6 million and $1.0 million during the six months ended November 25, 2023 and November 26, 2022, respectively.

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

Stock Options

The following table summarizes the stock option activity for the six months ended November 25, 2023 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Outstanding at May 27, 2023	2,648	$16.44
Exercised	(26)	14.75
Forfeited	(9)	17.44
Expired	(271)	16.91
Outstanding at November 25, 2023	2,342	$16.40
Exercisable at November 25, 2023	2,336	$16.41
Vested and expected to vest at November 25, 2023 (1)	2,342	$16.40

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested of 6,875 shares as of November 25, 2023.

As of November 25, 2023, there was less than $0.1 million of unrecognized compensation costs related to unvested and outstanding employee stock options. The cost is expected to be recognized over a weighted-average period of 0.19 years.

Employee Stock Purchase Plan

On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the 2019 ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 198,150 and 183,000 shares of common stock pursuant to the ESPP during the six months ended November 25, 2023 and November 26, 2022, respectively. There were 1,580,774 shares of common stock available for issuance under the ESPP as of November 25, 2023.

Restricted Stock Awards (“RSAs”)

The following table summarizes the activities for the unvested RSAs for the six months ended November 25, 2023 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	209	$17.19
Granted	77	13.70
Vested	(77)	16.40
Forfeited	-	-
Unvested as of November 25, 2023	209	$16.18
Expected to vest as of November 25, 2023	180	$16.28

As of November 25, 2023, there was $2.6 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.57 years.

Restricted Stock Units (“RSUs”)

The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash.

The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the six months ended November 25, 2023 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	631	$15.78	60	$16.55	691	$15.85
Granted (1)	292	13.63	3	15.59	295	13.65
Vested	(183)	14.89	(18)	16.39	(201)	15.02
Forfeited	(140)	15.58	-	-	(140)	15.58
Unvested as of November 25, 2023	600	$15.05	45	$16.55	645	$15.15
Expected to vest as of November 25, 2023	521	$15.06	45	$16.55	566	$15.18

(1) The dividend equivalents are included in the granted shares.

As of November 25, 2023, there was $7.4 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.93 years.

As of November 25, 2023, there was $0.6 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.66 years.

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

The following table summarizes the activities for the unvested PSUs for the six months ended November 25, 2023 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	434	$18.32
Granted (2)	288	13.63
Vested	-	-
Forfeited	(92)	18.33
Unvested as of November 25, 2023	630	$16.17
Expected to vest as of November 25, 2023	527	$16.46

(1) Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the applicable performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.

(2) The dividend equivalents are included in the granted shares.

As of November 25, 2023, there was $4.2 million of total unrecognized compensation costs related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 2.00 years.

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

Performance measurement is based on segment Adjusted EBITDA, a non-GAAP measure. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus or minus stock-based compensation expense, technology transformation costs, one-time acquisition costs and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
	2023	2022	2023	2022
Revenue:
RGP	$160,875	$197,584	$328,378	$398,579
Other Segments	2,252	2,771	4,918	5,838
Total revenue	$163,127	$200,355	$333,296	$404,417

Adjusted EBITDA:
RGP	$23,523	$37,664	$44,320	$76,011
Other Segments	(533)	332	(462)	648
Reconciling items (1)	(6,929)	(8,365)	(16,251)	(16,318)
Total Adjusted EBITDA (2)	$16,061	$29,631	$27,607	$60,341

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for both periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
	2023	2022	2023	2022
Net income	$4,895	$17,432	$8,012	$35,572
Adjustments:
Amortization expense	1,321	1,216	2,635	2,468
Depreciation expense	810	880	1,687	1,767
Interest (income) expense, net	(293)	199	(605)	515
Income tax expense	3,753	5,877	5,828	12,869
EBITDA	10,486	25,604	17,557	53,191
Stock-based compensation expense	516	2,237	3,068	4,766
Technology transformation costs (1)	1,678	1,748	3,601	2,739
Acquisition costs (2)	1,126	-	1,126	-
Restructuring costs (3)	2,255	42	2,255	(355)
Adjusted EBITDA	$16,061	$29,631	$27,607	$60,341

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

(2) Acquisition costs represent one-time costs included in net income related to the Company’s acquisition of CloudGo, which include fees paid to the Company’s brokers and other professional services firms. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further discussion.

(3) The Company initiated the U.S. Restructuring Plan in October 2023 and substantially completed the plan during the second quarter of fiscal 2024. In fiscal 2021, the Company substantially completed the Global Restructuring Plans and the remaining accrued restructuring liability on the books was released in fiscal 2023.

14. Subsequent Event

On December 28, 2023, the Company executed a 10-year lease agreement for office space in New York City that will commence July 1, 2024. This lease is expected to replace the current lease agreement upon its expiration. Annual fixed rent will be $1.2 million through the fifth anniversary of the lease and $1.3 million for the remaining five years of the lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three and six months ended November 25, 2023 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 27, 2023 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.

These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, potential adverse effects to our and our clients’ liquidity and financial performances from bank failures or other events affecting financial institutions, risks arising from epidemic diseases or pandemics, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts may not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities including due to social, political, regulatory, legal and economic risks in the countries and regions in which we operate, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 27, 2023 and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so. References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

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

We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages even in the face of macroeconomic contraction. Our client engagement and talent delivery model offers speed and agility, strongly positioning us to help our clients transform their businesses and workplaces, especially at a time where cost reduction initiatives drive an enhanced reliance on a flexible workforce to execute transformational projects.

We are laser-focused on driving long-term growth in our business by seizing favorable macro shifts in workforce strategies and preferences, building an efficient and scalable operating model, and maintaining a distinctive culture and approach to professional services. Our enterprise initiatives in recent years include refining the operating model for sales, talent and delivery to be more client-centric, cultivating a more robust performance culture by aligning incentives to business performance, building and commercializing our digital engagement platform, enhancing our consulting capabilities in digital transformation to align with market demand, improving operating leverage through pricing, operating efficiency and cost reduction, and driving growth through strategic acquisitions. We believe our focus and execution on these initiatives will serve as the foundation for growth ahead. See Part 1, Item 1 “Business” of our Fiscal Year 2023 Form 10-K for further discussions about our business and operations.

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

In fiscal 2022, we launched a multi-year global technology transformation project which includes replacing our core financial and talent software systems and optimizing our existing systems including Salesforce and Workday Human Capital Management. We have made significant progress to date and will be launching a new talent management system in North America in February 2024. We believe our investment in this important modernization initiative will enhance the experience for all of our core constituents and drive improved finance metrics through automation, better data analytics and faster global collaboration. Seamless global execution capability will enhance our competitive advantage as a preferred partner for global transformation projects.

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

Amplify brand voice and clarify solution offerings – Our second focus area for this fiscal year is a sustained effort to enhance and amplify our brand in the marketplace. We will be driving toward a refreshed view of our business, serving clients in three areas: (1) the core is our white-glove agile talent platform of deep functional experts that execute mission-critical projects for our clients. We empower expert, diverse professionals with ultimate career control and offer them access to opportunities to work with top enterprise brands. Our agile talent business also includes HUGO, which focuses on offering clients direct access to earlier career Accounting and Finance professionals through a digital self-service model; (2) our consulting business today consists largely of Veracity, our end-to-end digital transformation firm, and Sitrick and Company, a top strategic communications firm. We are actively working to grow our capabilities in the consulting arena both organically and through targeted M&A, with a special focus on digital transformation, financial advisory and operational excellence; (3) Countsy is our managed services business, offering finance, accounting, and HR solutions to venture-backed start-up clients through a unique combination of on-demand fractional leadership and a streamlined technology platform.

Our investment in the RGP brand notably includes development of fresh thought leadership content based on RGP’s own market research studies. Companies today are in a constant state of transformation – serving as a driving force for dynamic innovation and rethinking of business models. Foundationally, this includes a shift in the composition of the workforce. This year, we conducted an in-depth global research study which established that companies are increasing by double-digits their engagement with interim, on-demand and agile professional talent to deliver better outcomes with greater efficiency. This fall, we released a new research study that more closely examined this paradigm shift in workforce strategy. What we are seeing is organizations increasingly and intentionally embracing a hybrid approach that includes a mix of internal and external talent – what we are terming “The Dynamic Workforce.”

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

Migrate to value-based pricing – Fourth, we will continue to evolve and enhance our pricing strategy by adopting a value-based approach. As we deepen our client relationships and enhance our clients’ understanding of our ability to add value through our services, we anticipate further increasing bill rates for our services to capture appropriately the value of the talent and solutions delivered. Key focus areas include: creating more centralized pricing governance, strategy and approach; conducting a deep pricing analysis to identify and confront areas that need improvement; and instituting new pricing training for all sales and go-to-market team members. We believe there is ample opportunity to drive further growth in both our topline revenue and profitability through pricing.

Pursue targeted mergers and acquisitions – Lastly, we will seek to accelerate growth through strategic mergers and acquisitions (“M&A”) that drive additional scale or expand and complement our existing core capabilities, as demonstrated through our acquisition of CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”). Our M&A strategy is focused on expanding our consulting capabilities, with a special interest in financial advisory firms as well as digital transformation firms that serve to add scale and/or accelerate growth for our Veracity business. We believe that we are well positioned to grow and scale a boutique consulting firm through access to both our robust enterprise client base and our expansive agile talent pool.

In November 2023, we acquired CloudGo. Headquartered in Singapore, CloudGo is a digital transformation firm and a fast growing Elite ServiceNow Partner. We believe that CloudGo’s strategic capabilities and regional positioning will play a key role in our growth plans for our digital consulting business. CloudGo will be combined with Veracity’s digital business and we believe that it will accelerate the expansion of our digital presence across the Asia Pacific region. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Market Trends and Uncertainties

On a macro level, uncertain macroeconomic conditions (including inflation, volatility in energy and commodity prices, the impact of the conflicts in both Eastern Europe and the Middle East, increasing diplomatic and trade friction between the United States (“U.S.”) and China, supply chain issues, and labor shortages) as well as increases in interest rates and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We expect these conditions will continue in fiscal 2024 and beyond. While we are not able to fully predict the potential impact, we continue to see more caution in spending within our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in further decline in billable hours and negatively impact our bill rates which would adversely affect our financial results and operating cash flows.

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

•Adjusted EBITDA is calculated as EBITDA plus or minus stock-based compensation expense, technology transformation costs, one-time acquisition costs and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

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

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
Revenue by Geography	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
North America
As reported (GAAP)	$141,040	$176,655	$287,624	$356,205
Currency impact	(561)		(1,257)
Business days impact	-		-
Same-day constant currency revenue	$140,479		$286,367

Europe
As reported (GAAP)	$10,251	$10,401	$21,197	$21,576
Currency impact	(721)		(1,280)
Business days impact	(79)		6
Same-day constant currency revenue	$9,451		$19,923

Asia Pacific
As reported (GAAP)	$11,836	$13,299	$24,475	$26,636
Currency impact	154		650
Business days impact	(5)		(201)
Same-day constant currency revenue	$11,985		$24,924

Total Consolidated
As reported (GAAP)	$163,127	$200,355	$333,296	$404,417
Currency impact	(1,128)		(1,887)
Business days impact	(84)		(195)
Same-day constant currency revenue	$161,915		$331,214

Number of Business Days
North America (1)	62	62	125	125
Europe (2)	65	64	128	128
Asia Pacific (2)	61	61	125	124

(1) This represents the number of business days in the U.S.

(2) The business days in international regions represents the weighted average number of business days.

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

	Three Months Ended				Six Months Ended
	November 25,	% of	November 26,	% of	November 25,	% of	November 26,	% of
	2023	Revenue	2022	Revenue	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net income	$4,895	3.0%	$17,432	8.7%	$8,012	2.4%	$35,572	8.8%
Adjustments:
Amortization expense	1,321	0.8	1,216	0.6	2,635	0.8	2,468	0.6
Depreciation expense	810	0.5	880	0.4	1,687	0.5	1,767	0.4
Interest (income) expense, net	(293)	(0.2)	199	0.1	(605)	(0.2)	515	0.1
Income tax expense	3,753	2.3	5,877	3.0	5,828	1.8	12,869	3.3
EBITDA	10,486	6.4	25,604	12.8	17,557	5.3	53,191	13.2
Stock-based compensation expense	516	0.3	2,237	1.1	3,068	0.9	4,766	1.1
Technology transformation costs (1)	1,678	1.0	1,748	0.9	3,601	1.1	2,739	0.7
Acquisition costs (2)	1,126	0.7	-	-	1,126	0.3	-	-
Restructuring costs (3)	2,255	1.4	42	-	2,255	0.7	(355)	(0.1)
Adjusted EBITDA	$16,061	9.8%	$29,631	14.8%	$27,607	8.3%	$60,341	14.9%

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

(2) Acquisition costs represent one-time costs included in net income related to the Company’s acquisition of CloudGo, which include fees paid to the Company’s brokers and other professional services firms. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

(3) The Company initiated the U.S. Restructuring Plan in October 2023 and substantially completed the U.S. Restructuring Plan during the second quarter of fiscal 2024. In fiscal 2021, the Company substantially completed the Global Restructuring Plans (defined below) and the remaining accrued restructuring liability on the books was released in fiscal 2023.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for the three and six months ended November 25, 2023 and November 26, 2022, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended				Six Months Ended
	November 25,	% of	November 26,	% of	November 25,	% of	November 26,	% of
	2023	Revenue (1)	2022	Revenue (1)	2023	Revenue (1)	2022	Revenue (1)
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$163,127	100.0%	$200,355	100.0%	$333,296	100.0%	$404,417	100.0%
Direct cost of services	99,651	61.1	118,005	58.9	202,819	60.9	238,600	59.0
Gross profit	63,476	38.9	82,350	41.1	130,477	39.1	165,817	41.0
Selling, general and administrative expenses	52,993	32.5	56,777	28.3	112,925	34.0	112,964	28.0
Amortization expense	1,321	0.8	1,216	0.6	2,635	0.8	2,468	0.6
Depreciation expense	810	0.5	880	0.4	1,687	0.5	1,767	0.4
Income from operations	8,352	5.1	23,477	11.7	13,230	3.8	48,618	12.0
Interest (income) expense, net	(293)	(0.2)	199	0.1	(605)	(0.2)	515	0.1
Other (income)	(3)	-	(31)	-	(5)	-	(338)	(0.1)
Income before income tax expense	8,648	5.3	23,309	11.6	13,840	4.0	48,441	12.0
Income tax expense	3,753	2.3	5,877	2.9	5,828	1.7	12,869	3.2
Net income	$4,895	3.0%	$17,432	8.7%	$8,012	2.3%	$35,572	8.8%

(1) The percentage of revenue may not foot due to rounding.

Consolidated Operating Results – Three Months Ended November 25, 2023 Compared to Three Months Ended November 26, 2022

Revenue. Revenue decreased $37.2 million, or 18.6%, to $163.1 million in the second quarter of fiscal 2024 from $200.4 million in the second quarter of fiscal 2023. On a same-day constant currency basis, revenue decreased $38.4 million, or 19.2%. Billable hours decreased 15.1% and the average bill rate declined 4.7% (5.5% on a constant currency basis) from the prior year quarter due to reduced client spending as discussed below. The change in average bill rate was due to a shift in revenue mix across the globe to regions with lower bill rates. The United States (U.S.) and Europe average bill rates increased by 1.3% and 4.7% on a constant currency basis, respectively, compared to the prior year as a result of the Company’s initiative focused on value-based pricing, while average bill rates in the Asia Pacific region declined by 9.1% on a constant currency basis. The decline in the average bill rates in the Asia Pacific region was due to a shift in the revenue mix to countries with a historically lower bill rate.

The following table represents our consolidated revenues by geography for the three months ended November 25, 2023 and November 26, 2022, respectively (in thousands, except percentages):

	Three Months Ended
	November 25,	% of	November 26,	% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
North America	$141,040	86.4%	$176,655	88.2%
Europe	10,251	6.3	10,401	5.2
Asia Pacific	11,836	7.3	13,299	6.6
Total consolidated revenue	$163,127	100.0%	$200,355	100.0%

Revenue declined in all geographic regions during the second quarter of fiscal 2024 compared to the prior year quarter reflecting reduced client spending across a majority of our markets, client segments and solution offerings as a result of the continued challenging global macroeconomic environment. Gross pipeline remained relatively resilient, as the time to close opportunities in the pipeline continued to be protracted, typical in a tougher macro environment when clients are more hesitant to spend on professional services. North America experienced a revenue decline of 20.2%, or 20.5% on a same-day constant currency basis, from the second quarter of fiscal 2023. Europe revenue decreased 1.4%, or 9.1% on a same-day constant currency basis, compared to the second quarter of fiscal 2023. Asia Pacific revenue declined 11.0%, or 9.9% on a same-day constant currency basis, compared to the second quarter of fiscal 2023.

Direct Cost of Services. Direct cost of services decreased $18.4 million, or 15.6%, to $99.7 million for the second quarter of fiscal 2024 from $118.0 million for the second quarter of fiscal 2023. The decrease in direct cost of services was primarily attributable to a 15.1% decline in billable hours and a 3.3% decrease in average pay rate during the second quarter of fiscal 2024 compared to the prior year quarter.

Direct cost of services as a percentage of revenue was 61.1% for the second quarter of fiscal 2024 compared to 58.9% for the second quarter of fiscal 2023. The increased percentage compared to the prior year quarter was primarily attributable to a 30 basis point increase in the pay/bill ratio as a result of the shift in global revenue mix to the international regions as well as a decrease in leverage on cost of service as a result of lower topline revenue. In addition, we experienced a 130 basis point increase in employee health benefit expenses as a percentage of revenue. We continue to seek improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of consultants on assignment at the end of the second quarter of fiscal 2024 was 3,167 compared to 3,255 at the end of the second quarter of fiscal 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $53.0 million, or 32.5% of revenue, for the second quarter of fiscal 2024 compared to $56.8 million, or 28.3% of revenue, for the second quarter of fiscal 2023. The $3.8 million improvement in SG&A year-over-year was primarily attributed to a decrease in bonuses and commissions of $5.6 million primarily related to less incentive compensation as a result of lower revenue and profitability achievement compared to the incentive targets and a decrease of $1.7 million in stock-based compensation expense as a result of forfeitures and remeasurement of achievement associated with performance-based equity awards. These reductions in costs were partially offset by one-time costs of $2.2 million of employee termination benefits in connection with the reduction in force incurred in the second quarter of fiscal 2024, and $1.1 million of costs related to the acquisition of CloudGo.

Management and administrative headcount was 850 at the end of the second quarter of fiscal 2024 and 907 at the end of the second quarter of fiscal 2023. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Acquisition Costs. We completed the acquisition of CloudGo in the second quarter of fiscal 2024. All acquisition costs are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Acquisition costs were $1.1 million for the three months ended November 25, 2023, which includes fees paid to the Company’s brokers and other professional services firms.

Restructuring Costs. We initiated a U.S. Restructuring Plan in October 2023 and substantially completed the U.S. Restructuring Plan during the second quarter of fiscal 2024. All restructuring costs incurred were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs were $2.3 million for the three months ended November 25, 2023. The restructuring liability was $0.3 million and zero as of November 25, 2023 and May 27, 2023, respectively.

Amortization and Depreciation Expense. Amortization expense was $1.3 million and $1.2 million in the second quarter of fiscal 2024 and fiscal 2023, respectively. Depreciation expense was $0.8 million and $0.9 million in the second quarter of fiscal 2024 and fiscal 2023, respectively.

Income Taxes. Income tax expense was $3.8 million (effective tax rate of 43.4%) for the second quarter of fiscal 2024 compared to $5.9 million (effective tax rate of 25.2%) for the second quarter of fiscal 2023. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The higher effective tax rate in the second quarter of fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes. Additionally, the lower effective tax rate in the three months ended November 26, 2022 resulted from a number of one-time tax benefits recognized and a larger pretax income base lowering the tax expense ratio.

The Company recognized a tax benefit of approximately $1.0 million and $1.1 million for the three months ended November 25, 2023 and November 26, 2022, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”).

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

Consolidated Operating Results – Six Months Ended November 25, 2023 Compared to Six Months Ended November 26, 2022

Revenue. Revenue decreased $71.1 million, or 17.6%, to $333.3 million for the six months ended November 25, 2023 from $404.4 million for the six months ended November 26, 2022. On a same-day constant currency basis, revenue for the first half of fiscal 2024 decreased $73.2 million, or 18.1%, compared to the first half of fiscal 2023. Billable hours decreased 14.8% and the average bill rate declined 3.9% in the first half of fiscal 2024 compared to the first half of fiscal 2023. The decrease in billable hours is due to reduced client spending and the lower average bill rate for the first half of fiscal 2024 was due to the ongoing shift in revenue mix across the globe, as previously discussed.

The following table represents our consolidated revenues by geography for the six months ended November 25, 2023 and November 26, 2022, respectively (in thousands, except percentages):

	Six Months Ended
	November 25,	% of	November 26,	% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
North America	$287,624	86.3%	$356,205	88.1%
Europe	21,197	6.4	21,576	5.3
Asia Pacific	24,475	7.3	26,636	6.6
Total consolidated revenue	$333,296	100.0%	$404,417	100.0%

Revenue declined in all geographic regions during the six months ended November 25, 2023 compared to the same period in fiscal 2023. North America experienced a revenue decline of 19.3%, or 19.6% on a same-day constant currency basis, from the first six months of fiscal 2023. Europe revenue decreased 1.8%, or 7.7% on a same-day constant currency basis, as compared to the first half of fiscal 2023. Asia Pacific revenue declined 8.1%, or 6.4% on a same-day constant currency basis, compared to the first half of fiscal 2023. We continue to make strides in improving our bill rates during fiscal 2024. The U.S. and Europe average bill rates increased by 1.9% and 4.2% on a constant currency basis, respectively, compared to the prior year as a result of the Company’s initiative focused on value-based pricing, while the average bill rate in the Asia Pacific region declined by 4.4% on a constant currency basis in the first half of fiscal 2024 compared to the first half of fiscal 2023. The decline in the average bill rate in the Asia Pacific region was due to a shift in the revenue mix to countries with a historically lower bill rate.

Direct Cost of Services. Direct cost of services decreased $35.8 million, or 15.0%, to $202.8 million for the six months ended November 25, 2023 from $238.6 million for the six months ended November 26, 2022. The decrease in direct cost of services year over year was primarily attributable to a 14.8% decrease in billable hours and a 1.7% decrease in average pay rate in the first six months of fiscal 2024 compared to the first six months of fiscal 2023.

Direct cost of services as a percentage of revenue was 60.9% for the six months ended November 25, 2023 compared to 59.0% for the six months ended November 26, 2022. The increased percentage compared to the prior year was primarily attributable to an increase of 70 basis points in the overall pay/bill ratio and a 100 basis point increase in employee health benefit expenses as a percentage of revenue.

Selling, General and Administrative Expenses. SG&A was $112.9 million, or 34.0% of revenue, for the six months ended November 25, 2023 compared to $113.0 million, or 28.0% of revenue, for the six months ended November 26, 2022. The $0.1 million decrease in SG&A year-over-year was primarily attributed to a reduction in bonuses and commissions by $7.3 million primarily related to reduced incentive compensation as a result of lower revenue and profitability achievement compared to the incentive targets, and a decrease of $1.7 million in stock-based compensation expense as a result of forfeitures and remeasurement of achievement associated with performance-based equity awards. These reductions in cost were partially offset by one-time costs of $2.6 million of employee termination benefits in connection with the reduction in force incurred in the first six month of fiscal 2024, higher management compensation and benefit expense of $1.7 million due to employee compensation adjustments to remain competitive in the current labor market offset by the lower headcount due to the reduction in force, $1.1 million of one-time costs related to the acquisition of CloudGo, $1.1 million increase in computer software and certain professional services fees, an increase of $0.9 million in technology transformation costs, an increase in employee health benefit costs of $0.9 million and a $0.7 million increase in all other general and administration expenses.

Acquisition Costs. We completed the acquisition of CloudGo in the second quarter of fiscal 2024. All acquisition costs are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Acquisition costs were $1.1 million for the six months ended November 25, 2023, which includes fees paid to the Company’s brokers and other professional services firms.

Restructuring Costs. We initiated a U.S. Restructuring Plan in October 2023 and substantially completed the U.S. Restructuring Plan during the second quarter of fiscal 2024. We substantially completed our Global Restructuring Plans in fiscal 2021. All restructuring costs incurred were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs were $2.2 million and ($0.4) million for the six months ended November 25, 2023 and November 26, 2022, respectively. The restructuring liability was $0.3 million and zero as of November 25, 2023 and May 27, 2023, respectively.

Amortization and Depreciation Expense. Amortization expense was $2.6 million and $2.5 million in the first six months of fiscal 2024 and fiscal 2023, respectively. Depreciation expense was $1.7 million and $1.8 million in the first six months of fiscal 2024 and fiscal 2023, respectively.

Income Taxes. Income tax expense was $5.8 million (effective tax rate of 42.1%) for the six months ended November 25, 2023 compared to $12.9 million (effective tax rate of 26.6%) for the six months ended November 26, 2022. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The higher effective tax rate in the first six months of fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes. Additionally, the lower effective tax rate in the six months ended November 26, 2022 resulted from a number of one-time tax benefits recognized and a larger pretax income base lowering the tax expense ratio.

The Company recognized a tax benefit of approximately $1.2 million and $1.7 million for the first half of fiscal 2024 and fiscal 2023, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

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

On November 15, 2023, the Company acquired CloudGo. CloudGo is reported as part of the RGP operating segment. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information.

On May 31, 2022, the Company divested taskforce; refer to Note 2 – Summary of Significant Accounting Policies and Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information. Since the second quarter of fiscal 2021, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH, an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments. Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as we did not have a change in internal organization or the financial information our Chief Operating Decision Maker uses to assess performance and allocate resources.

The following table presents our current operating results by segment for the three and six months ended November 25, 2023 and November 26, 2022, respectively (in thousands, except percentages).

	Three Months Ended				Six Months Ended
	November 25,		November 26,		November 25,		November 26,
	2023		2022		2023		2022
Revenue:	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
RGP	$160,875	98.6%	$197,584	98.6%	$328,378	98.5%	$398,579	98.6%
Other Segments	2,252	1.4	2,771	1.4	4,918	1.5	5,838	1.4
Total revenue	$163,127	100.0%	$200,355	100.0%	$333,296	100.0%	$404,417	100.0%

Adjusted EBITDA:
RGP	$23,523	146.5%	$37,664	127.1%	$44,320	160.5%	$76,011	126.0%
Other Segments	(533)	(3.3)	332	1.1	(462)	(1.8)	648	1.0
Reconciling items (1)	(6,929)	(43.2)	(8,365)	(28.2)	(16,251)	(58.7)	(16,318)	(27.0)
Total Adjusted EBITDA (2)	$16,061	100.0%	$29,631	100.0%	$27,607	100.0%	$60,341	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue decreased $36.7 million, or 18.6%, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, primarily as a result of a 15.1% decrease in billable hours and a 4.0% decrease in average bill rate from the prior year quarter, as discussed in the consolidated operating results discussion above. For the first half of fiscal 2024, RGP revenue decreased $70.2 million, or 17.6%, to $328.4 million compared to $398.6 million for the first half of fiscal 2023, primarily as a result of a 14.8% decrease in billable hours and a 3.2% decrease in average bill rate year over year. Revenue from RGP represents more than 95% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of November 25, 2023 was 3,154 compared to 3,238 as of November 26, 2022.

Other Segments – Other Segments’ revenue for the second quarter of fiscal 2024 declined by $0.5 million, or 18.7%. to $2.3 million, compared to the second quarter of fiscal 2023. For the first half of fiscal 2024, revenue from Other Segments decreased $0.9 million, or 15.8%, to $4.9 million from $5.8 million for the first half of fiscal 2023, primarily as a result of a $0.7 million decline in Sitrick revenue.

The number of consultants on assignment under Other Segments as of November 25, 2023 was 13 compared to 17 as of November 26, 2022.

Adjusted EBITDA by Segment

RGP – RGP’s Adjusted EBITDA decreased $14.1 million, or 37.5%, to $23.5 million for the second quarter of fiscal 2024, compared to $37.7 million for the second quarter of fiscal 2023. Compared to the prior year quarter, revenue decreased $36.7 million for the second quarter of fiscal 2024, which was partially offset by the decrease in the related cost of services of $18.4 million. Additionally, SG&A costs attributed to RGP decreased $5.2 million for the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 primarily due to the decrease in bonuses and commissions of $3.5 million as a result of lower revenue and profitability achievement compared to the incentive targets, a $0.9 million decrease in bad debt, decreases in management compensation expense of $0.3 million due to the reduction in force, and a $0.5 million decrease in all other general and administration expenses. For the second quarter of fiscal 2024, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $2.1 million and stock-based compensation expense of $0.2 million.

RGP’s Adjusted EBITDA decreased $31.7 million, or 41.7%, to $44.3 million for the first half of fiscal 2024, compared to $76.0 million in the first half of fiscal 2023. The decrease was primarily attributable to the $70.2 million decrease in revenue for the first half of fiscal 2024, which was partially offset by the decrease in the cost of services of $35.7 million and the increase in other income of $0.3 million. Additionally, SG&A costs attributed to RGP decreased $5.9 million for the first half of fiscal 2024 as compared to the first half of fiscal 2023 primarily due to the decrease in bonuses and commissions of $5.4 million as a result of as a result of lower revenue and profitability achievement compared to the incentive targets, a $0.8 million decrease in bad debt, a $0.5 million reduction in recruiting expenses, and a $0.6 million decrease in all other general and administration expenses to support the business. These cost decreases were partially offset by a $1.4 million increase in management compensation expense as a result of employee compensation adjustments to remain competitive in the current labor market offset by the lower headcount due to the reduction in force. For the first six months of fiscal 2024, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization expenses of $4.3 million and stock-based compensation expense of $2.4 million.

The trend in revenue, cost of services and other costs and expenses at RGP compared to the prior year period is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.8 million to ($0.5) million for the second quarter of fiscal 2024 compared to $0.3 million for the second quarter of fiscal 2023 due to lower revenue performance. For the second quarter of fiscal 2024, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of less than $0.1 million and stock-based compensation expense of $0.3 million.

Other Segments’ Adjusted EBITDA declined $1.1 million to ($0.5) million in the first six months of fiscal 2024 compared to $0.6 million for the same period in fiscal 2023 due to lower revenue performance. For the first six months of fiscal 2024, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of adjusted EBITDA included depreciation and amortization expenses of $0.1 million and stock-based compensation of $0.7 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During the three months ended November 25, 2023, we generated negative cash flow from operations. However, on an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of November 25, 2023, we had $95.8 million of cash and cash equivalents, including $47.3 million held in international operations.

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

Future borrowings under the Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio. As of November 25, 2023, we had no debt outstanding under the Credit Facility and $173.6 million remaining capacity under the Credit Facility.

The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 25, 2023, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2024 Strategic Focus Areas” above, requires significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The actual amount of investment and the timing will depend on a number of variables, including progress made on the implementation. As we proceed through the project, we will continue to evaluate our progress against the implementation plan and assess the impact on our investments, if any. As of November 25, 2023, we capitalized $11.9 million related to the technology platform initiative; in addition, we recorded $3.6 million of expenses in the first six months of fiscal 2024 relating to these investments. At the end of the second quarter of fiscal 2024, the remaining investments required for this multi-year initiative is estimated to be in the range of $15.0 million to $20.0 million. We expect the majority of the investment will take place in fiscal 2024 and fiscal 2025. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. Such efforts will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of November 25, 2023, we have non-cancellable purchase obligations totaling $12.1 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with this initiative: $1.1 million due during the remaining half of fiscal 2024; $4.8 million due during fiscal 2025; $3.1 million due during fiscal 2026; $2.1 million due during fiscal 2027; and $1.0 million due thereafter.

On November 15, 2023, the Company acquired CloudGo pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). The Company paid an initial cash consideration of $7.2 million (net of $0.5 million cash acquired). The CloudGo SPA also provides for contingent consideration of up to $12 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that begin after the acquisition date. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information.

As described under Market Trends and Uncertainties, uncertain macroeconomic conditions and increases in interest rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Operating Activities

Operating activities for the first six months of fiscal 2024 used cash of $1.8 million compared to $23.7 million of cash provided for the first six months of fiscal 2023. In the first six months of fiscal 2024, cash used in operations resulted from net income of $8.0 million and non-cash adjustments of $8.6 million. Additionally, net unfavorable changes in operating assets and liabilities totaled $18.4 million, primarily consisting of a $17.2 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the first six months of fiscal 2024; a $5.8 million increase in other assets largely related to the investments in our technology implementation; a $3.5 million increase in prepaid income taxes; a $2.3 million increase in prepaid expenses and other assets; and a $0.5 million decrease in other liabilities. These unfavorable changes are partially offset by an $8.3 million decrease in trade accounts receivable, and a $2.6 million increase in accounts payable and other accrued expenses.

In the first six months of fiscal 2023, cash provided by operations resulted from net income of $35.6 million and non-cash adjustments of $6.2 million. Additionally, net unfavorable changes in operating assets and liabilities totaled $18.2 million, primarily consisting of a $20.5 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the first six months of fiscal 2023; a $4.8 million decrease in other liabilities (which included a $2.7 million settlement of the previously recorded deposit liability at the completion of the sale of taskforce on May 31, 2022); and a $3.3 million increase in trade accounts receivable. These unfavorable changes are partially offset by a $6.2 million decrease in prepaid income taxes, largely due to the receipt of a $10.3 million tax refund, and a $3.9 million increase in accounts payable and other accrued expenses.

Investing Activities

Net cash used in investing activities was $8.1 million for the first six months of fiscal 2024 compared to net cash provided of $1.8 million for the first six months of fiscal 2023. Net cash used in investing activities for the first six months of fiscal 2024 was primarily related to the acquisition of CloudGo and costs incurred for the development of internal-use software and acquisition of property and equipment. Net cash provided by investing activities in the first six months of fiscal 2023 was primarily related to the cash proceeds from the divestiture of taskforce partially offset by the cost incurred for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $11.2 million in the first six months of fiscal 2024 compared to $38.4 million in the first six months of fiscal 2023. Net cash used in financing activities during the first six months of fiscal 2024 consisted of cash dividend payments of $9.4 million and $5.0 million to purchase 353,858 shares of common stock on the open market; these uses were partially offset by $3.2 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities during the first six months of fiscal 2023 consisted of net repayments on the Credit Facility of $34.0 million (consisting of $49.0 million of repayments and $15.0 million of proceeds), cash dividend payments of $9.4 million, and $5.3 million to purchase 318,438 shares of common stock on the open market; these uses were partially offset by $10.3 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the Credit Facility that bear interest at a variable market rate.

As of November 25, 2023, we had approximately $95.8 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

As of November 25, 2023, we had no outstanding debt under our Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate and, to a lesser extent, the loan prime rate on the Beijing Revolver. See “Sources and Uses of Liquidity” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our Credit Facility and the Beijing Revolver. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the six months ended November 25, 2023, approximately 17.1% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 50.6% of our balances of cash and cash equivalents as of November 25, 2023 were denominated in U.S. dollars. The remaining amount of approximately 49.4% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. This compares to approximately 56.9% of our cash and cash equivalents balances as of May 27, 2023 that were denominated in U.S. dollars and approximately 43.1% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 25, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 25, 2023. There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the fiscal quarter ended November 25, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company of its common stock for the three months ended November 25, 2023. All shares were repurchased pursuant to the July 2015 program as described in footnote (1) below.

			Total Number of
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value of Shares
	Number	Paid	Part of Publicly	that May Yet be
	of Shares	per	Announced Plans or	Purchased Under
Period	Purchased	Share	Programs (1)	the Plans or Programs
August 27, 2023 — September 23, 2023	-	$-	-	$50,246,154
September 24, 2023 — October 21, 2023	353,858	$14.13	353,858	$45,246,163
October 22, 2023 — November 25, 2023	-	$-	-	$45,246,163
Total August 27, 2023 — November 25, 2023	353,858	$14.13	353,858	$45,246,163

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

ITEM 5. OTHER INFORMATION.

Insider Trading Arrangements

None.

ITEM 6. EXHIBITS.

The following exhibits are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
3.1

Amended and Restated Certificate of Incorporation of Resources Connection, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004).

3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2015).
10.1*+	Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 25, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

RESOURCES CONNECTION, INC.

Date: January 4, 2024	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: January 4, 2024	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)