Form 10-Q
period 2024-02-24
RESOURCES CONNECTION, INC.
filed 2024-04-04
CIK 1084765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2024

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

As of March 28, 2024, 33,807,459 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

RESOURCES CONNECTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	February 24,	May 27,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,836	$116,784
Trade accounts receivable, net of allowances of $2,976 and $3,283 as of February 24, 2024 and May 27, 2023, respectively	112,111	137,356
Prepaid expenses and other current assets	8,405	5,187
Assets held for sale	8,909	-
Income taxes receivable	8,080	4,739
Total current assets	251,341	264,066
Goodwill	216,955	206,722
Intangible assets, net	10,902	11,521
Property and equipment, net	4,346	15,380
Operating lease right-of-use assets	13,140	15,856
Deferred tax assets	11,030	10,701
Other non-current assets	15,450	7,753
Total assets	$523,164	$531,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$17,367	$14,464
Accrued salaries and related obligations	48,529	64,776
Operating lease liabilities, current	5,538	7,460
Contingent consideration liabilities	1,774	-
Other current liabilities	10,939	10,384
Total current liabilities	84,147	97,084
Long-term debt	-	-
Operating lease liabilities, non-current	9,260	10,274
Deferred tax liabilities	9,567	7,136
Other non-current liabilities	5,330	2,985
Total liabilities	108,304	117,479
Commitments and contingencies (see Note 8 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 36,194 and 35,545 shares issued, and 33,808 and 33,475 shares outstanding as of February 24, 2024 and May 27, 2023, respectively	363	355
Additional paid-in capital	387,933	378,657
Accumulated other comprehensive loss	(17,211)	(17,290)
Retained earnings	82,977	87,648
Treasury stock at cost, 2,386 and 2,070 shares as of February 24, 2024 and May 27, 2023, respectively	(39,202)	(34,850)
Total stockholders’ equity	414,860	414,520
Total liabilities and stockholders’ equity	$523,164	$531,999

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
	2024	2023	2024	2023
Revenue	$151,307	$186,777	$484,603	$591,194
Direct cost of services	95,299	115,170	298,118	353,770
Gross profit	56,008	71,607	186,485	237,424
Selling, general and administrative expenses	49,589	59,371	162,514	172,335
Goodwill impairment	-	2,955	-	2,955
Amortization expense	1,413	1,275	4,048	3,743
Depreciation expense	745	885	2,432	2,652
Income from operations	4,261	7,121	17,491	55,739
Interest (income) expense, net	(225)	147	(830)	662
Other (income)	(1)	(43)	(6)	(381)
Income before income tax expense (benefit)	4,487	7,017	18,327	55,458
Income tax expense (benefit)	1,937	(2)	7,765	12,867
Net income	$2,550	$7,019	$10,562	$42,591

Net income per common share:
Basic	$0.08	$0.21	$0.32	$1.27
Diluted	$0.08	$0.21	$0.31	$1.24

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,463	33,466	33,428	33,418
Diluted	33,759	34,149	33,906	34,245

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
	2024	2023	2024	2023

Net income	$2,550	$7,019	$10,562	$42,591
Foreign currency translation adjustment (loss) gain, net of tax	(678)	1,124	79	(2,151)
Total comprehensive income	$1,872	$8,143	$10,641	$40,440

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended February 24, 2024
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at November 25, 2023	35,929	$360	$383,662	2,422	$(39,811)	$(16,533)	$85,926	$413,604
Exercise of stock options	6	-	68	-	-	-	-	68
Stock-based compensation expense	-	-	1,177	-	-	-	-	1,177
Issuance of common stock purchased under Employee Stock Purchase Plan	258	3	2,874	-	-	-	-	2,877
Issuance of restricted stock	-	-	-	(36)	609	-	(609)	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	1	-	(6)	-	-	-	-	(6)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,732)	(4,732)
Dividend equivalents on equity awards	-	-	158	-	-	-	(158)	-
Currency translation adjustment	-	-	-	-	-	(678)	-	(678)
Net income for the three months ended February 24, 2024	-	-	-	-	-	-	2,550	2,550
Balances at February 24, 2024	36,194	$363	$387,933	2,386	$(39,202)	$(17,211)	$82,977	$414,860

	For the Nine Months Ended February 24, 2024
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	32	1	451	-	-	-	-	452
Stock-based compensation expense	-	-	4,075	-	-	-	-	4,075
Issuance of common stock purchased under Employee Stock Purchase Plan	456	5	5,646	-	-	-	-	5,651
Issuance of restricted stock	75	1	(1)	(38)	648	-	(648)	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	86	1	(1,336)	-	-	-	-	(1,335)
Cash dividends declared ($0.42 per share)	-	-	-	-	-	-	(14,144)	(14,144)
Dividend equivalents on equity awards	-	-	441	-	-	-	(441)	-
Repurchase of common stock	-	-	-	354	(5,000)		-	(5,000)
Currency translation adjustment	-	-	-	-	-	79	-	79
Net income for the nine months ended February 24, 2024	-	-	-	-	-	-	10,562	10,562
Balances at February 24, 2024	36,194	$363	$387,933	2,386	$(39,202)	$(17,211)	$82,977	$414,860

	For the Three Months Ended February 25, 2023
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at November 26, 2022	35,108	$351	$367,948	1,473	$(25,002)	$(19,759)	$78,608	$402,146
Exercise of stock options	58	1	652	-	-	-	-	653
Stock-based compensation expense	-	-	2,610	-	-	-	-	2,610
Issuance of common stock purchased under Employee Stock Purchase Plan	210	2	3,154	-	-	-	-	3,156
Issuance of restricted stock	22	-	-	-	-	-	-	-
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,707)	(4,707)
Dividend equivalents on equity awards	-	-	199	-	-	-	(209)	(10)
Repurchase of common stock	-	-	-	300	(5,156)	-	-	(5,156)
Currency translation adjustment	-	-	-	-	-	1,124	-	1,124
Net income for the three months ended February 25, 2023	-	-	-	-	-	-	7,019	7,019
Balances at February 25, 2023	35,398	$354	$374,563	1,773	$(30,158)	$(18,635)	$80,711	$406,835

	For the Nine Months Ended February 25, 2023
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balances at May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	477	4	7,382	-	-	-	-	7,386
Stock-based compensation expense	-	-	6,970	-	-	-	-	6,970
Issuance of common stock purchased under Employee Stock Purchase Plan	393	4	5,995	-	-	-	-	5,999
Issuance of restricted stock	97	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	79	1	(1,762)	-	-	-	(5)	(1,766)
Cash dividends declared ($0.42 per share)	-	-	-	-	-	-	(14,136)	(14,136)
Dividend equivalents on equity awards	-	-	477	-	-	-	(477)	-
Repurchase of common stock	-	-	-	618	(10,507)	-	-	(10,507)
Currency translation adjustment	-	-	-	-	-	(2,151)	-	(2,151)
Net income for the nine months ended February 25, 2023	-	-	-	-	-	-	42,591	42,591
Balances at February 25, 2023	35,398	$354	$374,563	1,773	$(30,158)	$(18,635)	$80,711	$406,835

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	February 24,	February 25,
	2024	2023
Cash flows from operating activities:
Net income	$10,562	$42,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,480	6,395
Stock-based compensation expense	4,249	7,375
(Gain) on disposition of taskforce	-	(238)
Goodwill impairment	-	2,955
Adjustment to allowance for doubtful accounts	128	1,026
Deferred income taxes	1,282	(7,927)
Other, net	807	(291)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	26,104	7,386
Prepaid expenses and other current assets	(2,298)	(914)
Income taxes	(3,577)	26,862
Other assets	(8,147)	(1,445)
Accounts payable and other accrued expenses	2,468	3,757
Accrued salaries and related obligations	(18,006)	(19,397)
Other liabilities	(1,298)	(4,257)
Net cash provided by operating activities	18,754	63,878

Cash flows from investing activities:
Proceeds from sale of taskforce	-	2,984
Proceeds from sale of assets	-	5
Acquisition of CloudGo, net of cash acquired	(7,411)	-
Investments in property and equipment and internal-use software	(1,021)	(1,441)
Net cash (used in) provided by investing activities	(8,432)	1,548

Cash flows from financing activities:
Proceeds from exercise of stock options	465	8,257
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,651	5,999
Proceeds from Revolving Credit Facility	-	15,000
Repayments on Revolving Credit Facility	-	(69,000)
Repurchase of common stock	(5,000)	(10,507)
Payment of cash dividends	(14,093)	(14,076)
Net cash used in financing activities	(12,977)	(64,327)

Effect of exchange rate changes on cash and cash equivalents	(293)	(1,418)
Net decrease in cash and cash equivalents	(2,948)	(319)
Cash and cash equivalents at beginning of period	116,784	104,224
Cash and cash equivalents at end of period	$113,836	$103,905

Supplemental cash flow disclosures
Income taxes paid, net	$9,834	$(6,354)
Interest paid	$264	$875
Non-cash investing and financing activities
Increase in long-term receivable in connection with the sale of taskforce	$-	$2,984
Acquisition of CloudGo: Liability for contingent consideration	$4,500	$-
Dividends declared, not paid	$4,732	$4,707

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The third quarters of fiscal 2024 and 2023 each consisted of 13 weeks. The Company’s fiscal 2024 will consist of 52 weeks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company as of and for the three and nine months ended February 24, 2024 and February 25, 2023 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table summarizes the calculation of net income per common share for the three and nine months ended February 24, 2024 and February 25, 2023 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
	2024	2023	2024	2023

Net income	$2,550	$7,019	$10,562	$42,591
Weighted-average shares outstanding:
Basic weighted-average shares	33,463	33,466	33,428	33,418
Effect of dilutive shares:
Weighted-average shares - Basic	33,463	33,466	33,428	33,418
Potentially dilutive stock options	43	345	76	416
Potentially dilutive employee stock purchase plan	20	36	7	4
Potentially dilutive restricted stock awards	16	34	56	64
Potentially dilutive restricted stock units	52	128	183	236
Potentially dilutive performance stock units	165	140	156	107
Diluted weighted-average shares outstanding	33,759	34,149	33,906	34,245
Net income per common share:
Basic	$0.08	$0.21	$0.32	$1.27
Diluted	$0.08	$0.21	$0.31	$1.24
Anti-dilutive shares not included above	2,360	694	1,929	650

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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities related to the acquisition of CloudGo were preliminarily valued at $4.5 million as of November 25, 2023 and remained the same as of February 24, 2024. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability will be remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

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

As of February 24, 2024 and May 27, 2023, the capitalized costs related to hosting arrangements incurred during the application development stage were $14.1 million and $6.0 million, respectively. These capitalized hosting arrangements are included in other non-current assets on the Consolidated Balance Sheets. During both the three and nine months ended February 24, 2024, there was less than $0.1 million of amortization. No costs were amortized during the three and nine months ended February 25, 2023.

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

See Note 10 — Stockholders’ Equity for further information on the repurchased shares.

Recent Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its financial statement disclosures.

On November 27, 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements for public entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit. This guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is evaluating the potential impact of this guidance on its financial statement disclosures.

On October 9, 2023, FASB issued ASU 2023-06, Disclosure Improvements, which closes out a long-running project to incorporate certain SEC disclosure requirements into authoritative accounting guidance. The effective date for the ASU is immediately after the new Accounting Standards Codification (“ASC”) 260, Earnings Per Share is updated. The Company adopted the guidance effective with the quarter ending November 25, 2023 and prior periods to the date of adoption are presented in accordance with ASC 260 – Earnings Per Share.

Other recent accounting pronouncements or changes in accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material significance, or have potential material significance, to the Company’s financial statements.

3. Revenue Recognition

The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $27.9 million and $35.4 million as of February 24, 2024 and May 27, 2023, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.

Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.3 million and $3.1 million as of February 24, 2024 and May 27, 2023, respectively. Revenue recognized during the three and nine months ended February 24, 2024 that was included in deferred revenue as of May 27, 2023 were $0.4 million and $2.5 million, respectively.

4. Acquisitions and Dispositions

Acquisition of CloudGo

On November 15, 2023, the Company acquired 100% of the equity interests in CloudGo pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). Headquartered in Singapore, CloudGo is a digital transformation firm primarily focused on technology implementation through the ServiceNow platform. The Company paid initial cash consideration of $7.4 million (net of $0.3 million cash acquired). The initial consideration was subjected to final post-closing adjustments for the final working capital, cash, indebtedness and transaction expenses as described in the CloudGo SPA.

In addition, the CloudGo SPA provides for contingent consideration of up to $12 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that began after the acquisition date. The Company determined the fair value of the contingent consideration as of the acquisition date using the Monte Carlo simulation model and the application of an appropriate discount rate (Level 3 fair value). The preliminary fair value of the contractual obligation to pay the contingent consideration amounted to $4.5 million. Of this, $1.8 million was recorded in contingent consideration liabilities and $2.7 million was reported in long-term liabilities in the Consolidated Balance Sheets. Each reporting period, the Company will estimate changes in the fair value of contingent consideration and any change in fair value will be recognized in the Company’s Consolidated Statements of Operations. There were no changes to the estimated contingent consideration as of February 24, 2024. The estimate of fair value of contingent consideration liability requires assumptions to be made of various levels of potential revenue and operating profit performance as well as discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.

Results of operations of CloudGo are included in the Consolidated Statements of Operations from the date of acquisition. CloudGo contributed $1.9 million and $2.0 million of revenue to the consolidated results of operations during the three and nine months ended February 24, 2024, respectively. During the three and nine months ended February 24, 2024, the Company incurred $0.2 million and $1.3 million, respectively, in acquisition costs that were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

In accordance with ASC 805, the Company made an initial provisional allocation of the purchase price for CloudGo based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s provisional purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets consisting of $3.1 million for customer relationships (to be amortized over 9 to 12 years). The Company also provisionally recorded $10.1 million of goodwill. The goodwill is attributable primarily to expected synergies and the assembled workforce of CloudGo.

The following table summarizes the consideration for the acquisition of CloudGo and the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred (in thousands):

Cash	$7,753
Contingent consideration	4,500
Total	$12,253

Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$342
Trade accounts receivable (1)	778
Prepaid expenses and other current assets	91
Income taxes receivable	2
Intangible assets	3,100
Property and equipment	36
Total identifiable assets	4,349
Accounts payable and other accrued expenses	411
Accrued salaries and related obligations	363
Deferred tax liabilities	820
Other liabilities	566
Total liabilities assumed	2,160
Net identifiable assets acquired	2,189
Goodwill	10,064
Net assets acquired	$12,253

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

The weighted-average useful life of the customer relationships and CloudGo’s intangible assets is approximately 10.94 years.

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

On May 31, 2022, the Company completed the sale of taskforce. Upon conclusion of the Final Completion Accounts and Calculation (as defined in the taskforce SPA), the final purchase price was determined to be EUR 5.5 million (approximately $6.0 million), of which EUR 2.8 million (approximately $3.0 million) was received in cash and EUR 2.7 million (approximately $3.0 million) shall become due in July 2024 in accordance with the taskforce SPA. During fiscal 2023, the Company received full payment from the purchasers of taskforce on the note receivable in the amount of EUR 2.7 million (approximately $3.0 million), which included an interest payment. The Company recognized a $0.2 million gain on the sale during the nine months ended February 25, 2023, which was recorded in other income in the Company’s Consolidated Statements of Operations. The disposition of taskforce did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

5. Assets Held for Sale

As of February 24, 2024, the Company determined the asset groups associated with the corporate office in Irvine, California met the criteria of held for sale, since the Company intends to complete the sale of these assets within the twelve months following the end of the third quarter of fiscal 2024. Accordingly, the related assets classified as held for sale are separately presented in our Consolidated Balance Sheets as of February 24, 2024. In addition, such assets are presented at the lower of carrying value or fair value less any costs to sell. The Company concluded that the offering price of the disposal assets was an approximate fair value, which exceeded the carrying value of the related assets as of February 24, 2024. As such, the assets held for sale are reported at their carrying value.

The following table presents information related to the major classes of assets that were classified as held for sale in our Consolidated Balance Sheets (in thousands):

Assets Held for Sale	As of
Irvine Office Building	February 24, 2024

Building and land	$14,309
Leasehold improvements	321
Furniture and fixtures	1,565
Total assets held for sale, gross	16,195
Less: accumulated depreciation and amortization	(7,286)
Total assets held for sale, net	$8,909

6. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total
Balance as of May 27, 2023	$206,722	$-	$206,722
Acquisition (see Note 4)	10,064	-	10,064
Impact of foreign currency exchange rate changes	169	-	169
Balance as of February 24, 2024	$216,955	$-	$216,955

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of February 24, 2024			As of May 27, 2023
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contracts and relationships	3 - 12 years	$25,100	$(16,058)	$9,042	$22,000	$(13,802)	$8,198
Computer software	2 - 3.5 years	7,870	(6,010)	1,860	7,541	(4,218)	3,323
Total		$32,970	$(22,068)	$10,902	$29,541	$(18,020)	$11,521

The Company recorded amortization expense of $1.4 million and $1.3 million for the three months ended February 24, 2024 and February 25, 2023, respectively, and $4.0 million and $3.7 million for the nine months ended February 24, 2024 and February 25, 2023, respectively.

The following table presents future estimated amortization expense based on existing intangible assets (in thousands):

Fiscal Years:

2024 (remaining three months)	$1,330
2025	4,097
2026	2,793
2027	593
2028 and thereafter	2,089
Total	$10,902

Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions,

dispositions, impairments, and other factors or changes.

7. Leases

The Company currently leases office space, vehicles and certain equipment under operating leases through fiscal 2030. In addition, the Company owns its headquarters office building located in Irvine, California and leases approximately 13,000 square feet of the approximately 57,000 square feet of the building to independent third parties pursuant to operating lease agreements with terms through fiscal 2025. See Note 5 – Assets Held for Sale for further information regarding the Company’s headquarters office building.

Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Operating lease cost (1)	$1,829	$1,891	$5,545	$5,364
Short-term lease cost	52	32	154	64
Variable lease cost	380	336	1,188	925
Sublease income (2)	(220)	(113)	(551)	(402)
Total lease cost	$2,041	$2,146	$6,336	$5,951

(1) Operating lease cost for the nine months ended February 25, 2023 includes a $0.4 million reduction resulting from a one-time settlement of a lease liability involving an office space.

(2) Sublease income does not include rental income received from owned property, which is not material.

The weighted-average lease term and weighted-average discount rate for operating leases as of February 24, 2024 and May 27, 2023 are presented in the following table:

	As of	As of
	February 24, 2024	May 27, 2023
Weighted-average remaining lease term	3.5 years	3.4 years
Weighted-average discount rate	4.32%	3.97%

Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,106	$2,269	$6,435	$7,045
Right-of-use assets obtained in exchange for new operating lease obligations	$338	$217	$3,258	$4,206

Future maturities of operating lease liabilities as of February 24, 2024 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2024 (remaining three months)	$1,953
2025	5,214
2026	3,562
2027	2,244
2028	1,871
Thereafter	1,369
Total future lease payments	16,213
Less: interest	(1,415)
Present value of operating lease liabilities	$14,798

8. Long-Term Debt

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

The Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Credit Agreement requires the Company to comply with financial covenants including limitations on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Credit Agreement as of February 24, 2024.

As of February 24, 2024 and May 27, 2023, the Company had no debt outstanding under the Credit Facility. In addition, the Company had $1.4 million and $0.8 million of outstanding letters of credit issued under the Credit Facility as of February 24, 2024 and May 27, 2023, respectively. As of February 24, 2024, there was $173.6 million remaining capacity under the Credit Facility.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 24, 2024, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on February 24, 2024) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.

9. Income Taxes

For the three months ended February 24, 2024 and February 25, 2023, the Company’s income tax expense was $1.9 million (resulting in an effective tax rate of 43.2%) and an income tax benefit of nearly zero (resulting in an effective tax benefit rate of less than 0.1%), respectively. For the nine months ended February 24, 2024 and February 25, 2023, the Company’s income tax expense was $7.8 million (resulting in an effective tax rate of 42.4%) and $12.9 million (resulting in an effective tax rate of 23.2%), respectively. The higher effective tax rate in fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with a capitalization of acquisition related costs for tax purposes. Additionally, the lower effective tax rate in fiscal 2023 resulted from a number of one-time tax benefits recognized, including the release of valuation allowance, and a larger pretax income base lowering the tax expense ratio.

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

For the three months ended February 24, 2024 and February 25, 2023, the Company recognized a tax benefit of approximately $0.1 million and $0.2 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”). For the nine months ended February 24, 2024 and February 25, 2023, the Company recognized a tax benefit of approximately $1.3 million and $2.0 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.0 million as of both February 24, 2024 and May 27, 2023, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as the Company does not anticipate any cash payments within 12 months to settle the liability.

10. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors has previously approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. The Company did not repurchase any shares under the July 2015 Program during the three months ended February 24, 2024. During the nine months ended February 24, 2024, the Company purchased 353,858 shares of its common stock on the open market at an average price of $14.13 per share, for an aggregate total purchase price of approximately $5.0 million. As of February 24, 2024, approximately $45.2 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.

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

Quarterly Dividend

Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On January 17, 2024, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on March 14, 2024 to stockholders of record at the close of business on February 15, 2024. As of both February 24, 2024 and May 27, 2023, $4.7 million was accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by the board of directors.

11. Restructuring Activities

During the second quarter of fiscal 2024, the Company initiated a cost reduction plan, including a reduction in force (the “United States (U.S.) Restructuring Plan”) intended to reduce costs and streamline operations. During the third quarter of fiscal 2024, the Company expanded the U.S. Restructuring Plan, which resulted in a reduction of force of approximately 12% of the Company’s U.S. management and administrative workforce. The Company incurred employee termination costs associated with the U.S. Restructuring Plan within its RGP segment, and were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The U.S. Restructuring Plan was substantially completed during the third quarter of fiscal 2024. Restructuring costs were $1.6 million and $3.9 million for the three and nine months ended February 24, 2024, respectively.

The Company previously initiated global restructuring and business transformation plans in North America, Asia Pacific and Europe (the “Global Restructuring Plans”) during calendar year 2020 that were substantially completed in fiscal 2021. Restructuring adjustments were zero and ($0.4) million for the three and nine months ended February 25, 2023, respectively.

The restructuring liability was $1.7 million and zero as of February 24, 2024 and May 27, 2023, respectively.

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three to four years. The performance periods for the performance stock unit awards are three years. As of February 24, 2024, there were 1,125,496 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses was $1.2 million and $2.6 million for the three months ended February 24, 2024 and February 25, 2023, respectively, and $4.2 million and $7.4 million for the nine months ended February 24, 2024 and February 25, 2023, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of $0.2 million and $0.5 million associated with such stock-based compensation expense during the three months ended February 24, 2024 and February 25, 2023, respectively, and $0.8 million and $1.5 million during the nine months ended February 24, 2024 and February 25, 2023, respectively.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended February 24, 2024 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Outstanding at May 27, 2023	2,648	$16.44
Exercised	(32)	$14.29
Forfeited	(9)	$17.44
Expired	(344)	$16.97
Outstanding at February 24, 2024	2,263	$16.39
Exercisable at February 24, 2024	2,263	$16.39
Vested at February 24, 2024	2,263	$16.39

As of February 24, 2024, there was no unrecognized compensation costs related to unvested and outstanding employee stock options.

Employee Stock Purchase Plan

On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.

The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 455,678 and 393,060 shares of common stock pursuant to the ESPP during the nine months ended February 24, 2024 and February 25, 2023, respectively. There were 1,323,246 shares of common stock available for issuance under the ESPP as of February 24, 2024.

Restricted Stock Awards (“RSAs”)

The following table summarizes the activities for the unvested RSAs for the nine months ended February 24, 2024 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	209	$17.19
Granted	113	$13.79
Vested	(99)	$16.33
Forfeited	-	$-
Unvested as of February 24, 2024	223	$15.84
Expected to vest as of February 24, 2024	197	$15.89

As of February 24, 2024, there was $2.7 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.60 years.

Restricted Stock Units (“RSUs”)

The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash.

The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the nine months ended February 24, 2024 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	631	$15.78	60	$16.55	691	$15.85
Granted (1)	298	$13.63	26	$14.19	324	$13.67
Vested	(184)	$14.91	(38)	$16.10	(222)	$15.11
Forfeited	(146)	$15.59	-	$-	(146)	$15.59
Unvested as of February 24, 2024	599	$15.04	48	$15.64	647	$15.08
Expected to vest as of February 24, 2024	529	$15.04	48	$15.64	577	$15.09

(1) The dividend equivalents are included in the granted shares.

As of February 24, 2024, there was $6.7 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.80 years.

As of February 24, 2024, there was $0.7 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.91 years.

Performance Stock Units (“PSUs”)

The Company has issued PSUs to certain members of management and other select employees. The total number of shares that would vest under the PSUs will be determined at the end of the applicable three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA (as defined below in Note 14 – Segment Information and Enterprise Reporting) percentage targets over the applicable performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares.

The following table summarizes the activities for the unvested PSUs for the nine months ended February 24, 2024 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Outstanding at May 27, 2023	434	$18.32
Granted (2)	294	$13.63
Vested	-	$-
Forfeited	(99)	$18.21
Unvested as of February 24, 2024	629	$16.17
Expected to vest as of February 24, 2024	539	$16.44

(1) Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the applicable performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.

(2) The dividend equivalents are included in the granted shares.

As of February 24, 2024, there was $2.0 million of total unrecognized compensation costs related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 1.98 years.

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

Performance measurement is based on segment Adjusted EBITDA, a non-GAAP measure. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus or minus stock-based compensation expense, technology transformation costs, goodwill impairment, one-time acquisition costs and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
	2024	2023	2024	2023
Revenue:
RGP	$148,995	$184,270	$477,374	$582,849
Other Segments	2,312	2,507	7,229	8,345
Total revenue	$151,307	$186,777	$484,603	$591,194

Adjusted EBITDA:
RGP	$19,376	$25,320	$63,697	$101,331
Other Segments	(246)	113	(708)	761
Reconciling items (1)	(8,344)	(8,817)	(24,596)	(25,135)
Total Adjusted EBITDA (2)	$10,786	$16,616	$38,393	$76,957

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.

The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for both periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
	2024	2023	2024	2023
Net income	$2,550	$7,019	$10,562	$42,591
Adjustments:
Amortization expense	1,413	1,275	4,048	3,743
Depreciation expense	745	885	2,432	2,652
Interest (income) expense, net	(225)	147	(830)	662
Income tax expense (benefit)	1,937	(2)	7,765	12,867
EBITDA	6,420	9,324	23,977	62,515
Stock-based compensation expense	1,181	2,609	4,249	7,375
Technology transformation costs (1)	1,386	1,737	4,987	4,476
Goodwill impairment (2)	-	2,955	-	2,955
Acquisition costs (3)	156	-	1,282	-
Restructuring costs (4)	1,643	(9)	3,898	(364)
Adjusted EBITDA	$10,786	$16,616	$38,393	$76,957

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

(2) The effect of the goodwill impairment charge recognized during the three and nine months ended February 25, 2023 was related to the Sitrick operating segment.

(3) Acquisition costs primarily represent one-time costs included in net income related to the Company’s acquisitions, which include fees paid to the Company’s brokers and other professional services firms. See Note 4 – Acquisitions and Dispositions for further discussion.

(4) The Company initiated the U.S. Restructuring Plan in October 2023 and substantially completed the plan during the second and third quarters of fiscal 2024. In addition, the Company substantially completed the Global Restructuring Plans in fiscal 2021 and the remaining accrued restructuring liability was released in fiscal 2023.

15. Subsequent Event

On March 27, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the sole member of Reference Point, pursuant to which the Company agreed to acquire 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector and is headquartered in New York. The acquisition is expected to close around the end of RGP’s current fiscal year and is subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three and nine months ended February 24, 2024 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 27, 2023 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.

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

In fiscal 2022, we launched a multi-year global technology transformation project which includes replacing our core financial and talent software systems and optimizing our existing systems including Salesforce and Workday Human Capital Management. We have made significant progress to date and launched a new talent management system in North America in February 2024. We believe our investment in this important modernization initiative will enhance the experience for all of our core constituents and drive improved finance metrics through automation, better data analytics and faster global collaboration. Seamless global execution capability will enhance our competitive advantage as a preferred partner for global transformation projects.

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

Amplify brand voice and clarify solution offerings – Our second focus area for this fiscal year is a sustained effort to enhance and amplify our brand in the marketplace. We will be driving toward a refreshed view of our business, serving clients in three areas: (1) the core is our white-glove on-demand talent platform of deep functional experts that execute mission-critical projects for our clients. We empower expert, diverse professionals with ultimate career control and offer them access to opportunities to work with top enterprise brands. Our on-demand talent business also includes HUGO, which focuses on offering clients direct access to earlier career Accounting and Finance professionals through a digital self-service model; (2) our consulting business today consists largely of Veracity, our end-to-end digital transformation firm, and Sitrick and Company, a top strategic communications firm. We are actively working to grow our capabilities in the consulting arena both organically and through targeted M&A, with a special focus on digital transformation, financial advisory and operational excellence; (3) Countsy is our managed services business, offering finance, accounting, and HR solutions to venture-backed start-up clients through a unique combination of on-demand fractional leadership and a streamlined technology platform.

Our investment in the RGP brand notably includes development of fresh thought leadership content based on RGP’s own market research studies. Companies today are in a constant state of transformation – serving as a driving force for dynamic innovation and rethinking of business models. Foundationally, this includes a shift in the composition of the workforce. This year, we conducted an in-depth global research study which established that companies are increasing by double-digits their engagement with interim, on-demand and agile professional talent to deliver better outcomes with greater efficiency. This fall, we released a new research study that closely examined this paradigm shift in workforce strategy. What we are seeing is organizations increasingly and intentionally embracing a hybrid approach that includes a mix of internal and external talent – what we are terming “The Dynamic Workforce.” In January, we conducted a pulse survey of 200+ decision makers to better understand their current investment priorities, organizational skill gaps and outlook for the year ahead. We learned that more than 80% of the respondents said they plan to increase investment in workforce development in 2024. Over half said their organization would increase workforce investment in balancing full-time headcount with outside talent should a lower interest rate environment unlock new capital in 2024. This research has informed our thought leadership content and helped drive awareness of the RGP brand through media coverage in national outlets and key industry trade publications in the second half of our fiscal year.

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

Pursue targeted mergers and acquisitions – Lastly, we will seek to accelerate growth through strategic mergers and acquisitions (“M&A”) that drive additional scale or expand and complement our existing core capabilities, as demonstrated through our acquisition of CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”) and pending acquisition of Reference Point LLC (“Reference Point”). Our M&A strategy is focused on expanding our consulting capabilities, with a special interest in financial advisory firms as well as digital transformation firms that serve to add scale and/or accelerate growth for our Veracity business. We believe that we are well positioned to grow and scale a boutique consulting firm through access to both our robust enterprise client base and our expansive agile talent pool.

In November 2023, we acquired CloudGo. Headquartered in Singapore, CloudGo is a digital transformation firm and a fast growing Elite ServiceNow Partner. We believe that CloudGo’s strategic capabilities and regional positioning will play a key role in our growth plans for our digital consulting business. CloudGo has been integrated with Veracity’s digital business and we believe that it will continue to accelerate the expansion of our digital presence across the Asia Pacific region. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In March 2024, we entered into a Membership Interest Purchase Agreement (the “Reference Point MIPA”) with Reference Point to acquire 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector and is headquartered in New York. The acquisition is expected to close prior to the end of RGP’s current fiscal year and is subject to customary closing conditions. See Note 15 – Subsequent Event in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Market Trends and Uncertainties

On a macro level, uncertain macroeconomic conditions (including inflation, volatility in energy and commodity prices, the impact of the conflicts in both Eastern Europe and the Middle East, increasing diplomatic and trade friction between the United States (“U.S.”) and China, supply chain issues, and labor shortages) as well as increases in interest rates and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We expect these conditions will continue through the rest of fiscal 2024 and beyond. While we are not able to fully predict the potential impact, we continue to see more caution in spending within our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in further decline in billable hours and negatively impact our bill rates which would adversely affect our financial results and operating cash flows.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K (“Fiscal Year 2023 Form 10-K”) filed with the SEC on July 25, 2023 (File No. 0-32113), and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•Adjusted EBITDA is calculated as EBITDA plus or minus stock-based compensation expense, technology transformation costs, goodwill impairment, one-time acquisition costs and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.

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

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
Revenue by Geography	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
North America
As reported (GAAP)	$129,749	$163,790	$417,372	$519,994
Currency impact	(538)		(1,794)
Business days impact	-		-
Same-day constant currency revenue	$129,211		$415,578

Europe
As reported (GAAP)	$8,668	$10,176	$29,865	$31,752
Currency impact	(301)		(1,581)
Business days impact	(481)		(535)
Same-day constant currency revenue	$7,886		$27,749

Asia Pacific
As reported (GAAP)	$12,890	$12,811	$37,366	$39,448
Currency impact	533		1,181
Business days impact	(383)		(571)
Same-day constant currency revenue	$13,040		$37,976

Total Consolidated
As reported (GAAP)	$151,307	$186,777	$484,603	$591,194
Currency impact	(306)		(2,194)
Business days impact	(864)		(1,106)
Same-day constant currency revenue	$150,137		$481,303

Number of Business Days
North America (1)	61	61	186	186
Europe (2)	62	59	191	187
Asia Pacific (2)	61	59	186	183

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

	Three Months Ended				Nine Months Ended
	February 24,	% of	February 25,	% of	February 24,	% of	February 25,	% of
	2024	Revenue	2023	Revenue	2024	Revenue	2023	Revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net income	$2,550	1.7%	$7,019	3.8%	$10,562	2.2%	$42,591	7.2%
Adjustments:
Amortization expense	1,413	0.9	1,275	0.7	4,048	0.8	3,743	0.6
Depreciation expense	745	0.5	885	0.4	2,432	0.5	2,652	0.4
Interest (income) expense, net	(225)	(0.2)	147	0.1	(830)	(0.2)	662	0.1
Income tax expense (benefit)	1,937	1.3	(2)	-	7,765	1.6	12,867	2.3
EBITDA	6,420	4.2	9,324	5.0	23,977	4.9	62,515	10.6
Stock-based compensation expense	1,181	0.8	2,609	1.4	4,249	0.9	7,375	1.2
Technology transformation costs (1)	1,386	0.9	1,737	0.9	4,987	1.0	4,476	0.8
Goodwill impairment (2)	-	-	2,955	1.6	-	-	2,955	0.5
Acquisition costs (3)	156	0.1	-	-	1,282	0.3	-	-
Restructuring costs (4)	1,643	1.1	(9)	-	3,898	0.8	(364)	(0.1)
Adjusted EBITDA	$10,786	7.1%	$16,616	8.9%	$38,393	7.9%	$76,957	13.0%

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

(2) The effect of the goodwill impairment charge recognized during the three and nine months ended February 25, 2023 was related to the Sitrick operating segment.

(3) Acquisition costs primarily represent one-time costs included in net income related to the Company’s acquisitions, which include fees paid to the Company’s brokers and other professional services firms. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

(4) The Company initiated the cost reduction plan (the “U.S. Restructuring Plan”) in October 2023 and substantially completed the U.S. Restructuring Plan during the third quarter of fiscal 2024. In addition, the Company substantially completed the Global Restructuring Plans (defined below) in fiscal 2021 and the remaining accrued restructuring liability was released in fiscal 2023.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for the three and nine months ended February 24, 2024 and February 25, 2023, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	February 24,	% of	February 25,	% of	February 24,	% of	February 25,	% of
	2024	Revenue (1)	2023	Revenue (1)	2024	Revenue (1)	2023	Revenue (1)
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$151,307	100.0%	$186,777	100.0%	$484,603	100.0%	$591,194	100.0%
Direct cost of services	95,299	63.0	115,170	61.7	298,118	61.5	353,770	59.8
Gross profit	56,008	37.0	71,607	38.3	186,485	38.5	237,424	40.2
Selling, general and administrative expenses	49,589	32.8	59,371	31.8	162,514	33.5	172,335	29.2
Goodwill impairment	-	-	2,955	1.6	-	-	2,955	0.5
Amortization expense	1,413	0.9	1,275	0.7	4,048	0.8	3,743	0.6
Depreciation expense	745	0.5	885	0.4	2,432	0.5	2,652	0.4
Income from operations	4,261	2.8	7,121	3.8	17,491	3.7	55,739	9.5
Interest (income) expense, net	(225)	(0.2)	147	-	(830)	(0.2)	662	0.1
Other (income)	(1)	-	(43)	-	(6)	-	(381)	(0.1)
Income before income tax expense (benefit)	4,487	3.0	7,017	3.8	18,327	3.9	55,458	9.5
Income tax expense (benefit)	1,937	1.3	(2)	-	7,765	1.6	12,867	2.3
Net income	$2,550	1.7%	$7,019	3.8%	$10,562	2.3%	$42,591	7.2%

(1) The percentage of revenue may not foot due to rounding.

Consolidated Operating Results – Three Months Ended February 24, 2024 Compared to Three Months Ended February 25, 2023

Revenue. Revenue decreased $35.5 million, or 19.0%, to $151.3 million in the third quarter of fiscal 2024 from $186.8 million in the third quarter of fiscal 2023. On a same-day constant currency basis, revenue decreased $36.6 million, or 19.6% reflecting the overall choppy macro environment as clients want more certainty in lower interest rates and improving economic indicators before moving ahead with many major initiatives. Billable hours decreased 12.3% and the average bill rate declined 7.8% (7.8% on a constant currency basis) from the prior year quarter due to an increasingly competitive pricing environment as well as a shift in revenue mix to the Asia Pacific region which carries lower average bill rate. The United States (U.S.) average bill rates increased by 0.9% compared to the prior year as a result of pricing actions taken to implement our value-based pricing model, while average bill rates in the Asia Pacific region declined by 10.1% (or 6.3% on a constant currency basis), also largely attributable to a shift in revenue mix across the countries within this region.

The following table represents our consolidated revenues by geography for the three months ended February 24, 2024 and February 25, 2023, respectively (in thousands, except percentages):

	Three Months Ended
	February 24,	% of	February 25,	% of
	2024	Revenue	2023	Revenue
	(Unaudited)		(Unaudited)
North America	$129,749	85.8%	$163,790	87.7%
Europe	8,668	5.7	10,176	5.4
Asia Pacific	12,890	8.5	12,811	6.9
Total consolidated revenue	$151,307	100.0%	$186,777	100.0%

Revenue declined in the North America and Europe regions during the third quarter of fiscal 2024 compared to the prior year quarter reflecting reduced client spending across a majority of our markets, client segments and solution offerings as a result of the continued challenging global macroeconomic environment. Gross pipeline remained relatively resilient; however, the time to close opportunities in the pipeline continued to be protracted, typical in a tougher macro environment when clients are more hesitant to spend on professional services. North America experienced a revenue decline of 20.8%, or 21.1% on a same-day constant currency basis, from the third quarter of fiscal 2023. Europe revenue decreased 14.8%, or 22.5% on a same-day constant currency basis, compared to the third quarter of fiscal 2023. Asia Pacific revenue increased 0.6%, or 1.8% on a same-day constant currency basis, compared to the third quarter of fiscal 2023. Large multinational clients continue to shift work to lower cost markets such as India and the Philippines, creating demand in our Asia Pacific region. In addition, CloudGo, our recent acquisition completed in the second fiscal quarter, contributed $1.9 million of revenue to the Asia pacific region.

Direct Cost of Services. Direct cost of services decreased $19.9 million, or 17.3%, to $95.3 million for the third quarter of fiscal 2024 from $115.2 million for the third quarter of fiscal 2023. The decrease in direct cost of services was primarily attributable to a 12.3% decline in billable hours and a 6.5% decrease in average pay rate during the third quarter of fiscal 2024 compared to the prior year quarter.

Direct cost of services as a percentage of revenue was 63.0% for the third quarter of fiscal 2024 compared to 61.7% for the third quarter of fiscal 2023. The increased percentage compared to the prior year quarter was primarily attributable to a 60 basis point increase in the pay/bill ratio as a result of the shift in global revenue mix to the international regions as well as a decrease in leverage on cost of service as a result of lower topline revenue, including a 30 basis point increase related to employee health benefit. We continue to seek improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of consultants on assignment at the end of the third quarter of fiscal 2024 was 2,765 compared to 3,164 at the end of the third quarter of fiscal 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $49.6 million, or 32.8% of revenue, for the third quarter of fiscal 2024 compared to $59.4 million, or 31.8% of revenue, for the third quarter of fiscal 2023. The $9.8 million improvement in SG&A year-over-year was primarily attributed to a decrease in bonuses and commissions of $7.3 million primarily related to lower revenue and profitability achievement compared to incentive compensation targets in the current fiscal year, lower management compensation expense of $2.6 million partially due to the U.S. Restructuring Plan initiated in October 2023, and a decrease of $1.4 million in stock-based compensation expense as a result of forfeitures and remeasurement of achievement associated with performance-based equity awards. These reductions in costs were partially offset by one-time costs of $1.6 million of employee termination benefits in connection with further actions taken under the U.S. Restructuring Plan during the third quarter of fiscal 2024.

Management and administrative headcount was 830 at the end of the third quarter of fiscal 2024 and 924 at the end of the third quarter of fiscal 2023. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Acquisition Costs. Acquisition costs are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Acquisition costs were $0.2 million for the three months ended February 24, 2024, which includes fees paid to the Company’s other professional services firms.

Restructuring Costs. We initiated a U.S. Restructuring Plan in October 2023 and substantially completed the U.S. Restructuring Plan during the third quarter of fiscal 2024. All restructuring costs incurred were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs were $1.6 million for the three months ended February 24, 2024. The restructuring liability was $1.7 million and zero as of February 24, 2024 and May 27, 2023, respectively.

Amortization and Depreciation Expense. Amortization expense was $1.4 million and $1.3 million in the third quarter of fiscal 2024 and fiscal 2023, respectively. Depreciation expense was $0.7 million and $0.9 million in the third quarter of fiscal 2024 and fiscal 2023, respectively.

Income Taxes. Income tax expense was $1.9 million (effective tax rate of 43.2%) for the third quarter of fiscal 2024 compared to an income tax benefit of nearly zero (effective tax benefit rate of less than 0.1%) for the third quarter of fiscal 2023. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The income tax benefit in the three months ended February 25, 2023 resulted largely from a one-time tax benefit recognized on the release of valuation allowance in our Europe region. The higher effective tax rate in the three months ended February 24, 2024 resulted largely from a lower pretax income base increasing the tax expense ratio.

The Company recognized a tax benefit of approximately $0.1 million and $0.2 million for the three months ended February 24, 2024 and February 25, 2023, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”).

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

Consolidated Operating Results – Nine Months Ended February 24, 2024 Compared to Nine Months Ended February 25, 2023

Revenue. Revenue decreased $106.6 million, or 18.0%, to $484.6 million for the nine months ended February 24, 2024 from $591.2 million for the nine months ended February 25, 2023. On a same-day constant currency basis, revenue for the nine months ended February 24, 2024 decreased $109.9 million, or 18.6%, compared to the nine months ended February 25, 2023. Billable hours decreased 14.0% and the average bill rate declined 4.7% (4.7% on a constant currency basis) in the nine months ended February 24, 2024 compared to the nine months ended February 25, 2023. The decrease in billable hours is due to reduced client spending and the lower average bill rate for the nine months ended February 24, 2024 was due to an increasingly competitive pricing environment as well as the ongoing shift in revenue mix to Asia Pacific region which carries lower average bill rate, as previously discussed.

The following table represents our consolidated revenues by geography for the nine months ended February 24, 2024 and February 25, 2023, respectively (in thousands, except percentages):

	Nine Months Ended
	February 24,	% of	February 25,	% of
	2024	Revenue	2023	Revenue
	(Unaudited)		(Unaudited)
North America	$417,372	86.1%	$519,994	88.0%
Europe	29,865	6.2	31,752	5.3
Asia Pacific	37,366	7.7	39,448	6.7
Total consolidated revenue	$484,603	100.0%	$591,194	100.0%

Revenue declined in all geographic regions during the nine months ended February 24, 2024 compared to the same period in fiscal 2023. North America experienced a revenue decline of 19.7%, or 20.1% on a same-day constant currency basis, from the nine months ended February 25, 2023. Europe revenue decreased 5.9%, or 12.6% on a same-day constant currency basis, as compared to the nine months ended February 25, 2023. Asia Pacific revenue declined 5.3%, or 3.7% on a same-day constant currency basis, compared to the nine months ended February 25, 2023. We continue to focus on improving pricing during fiscal 2024. Despite the competitive pricing environment, the U.S. and Europe average bill rates increased by 1.5% and 2.8% on a constant currency basis, respectively, compared to the prior year as a result of pricing actions taken to implement our value-based pricing model, while the average bill rate in the Asia Pacific region declined by 5.3% on a constant currency basis in the nine months ended February 24, 2024 compared to the nine months ended February 25, 2023. The decline in the average bill rate in the Asia Pacific region was due to a shift in the revenue mix to countries with a historically lower bill rate.

Direct Cost of Services. Direct cost of services decreased $55.7 million, or 15.7%, to $298.1 million for the nine months ended February 24, 2024 from $353.8 million for the nine months ended February 25, 2023. The decrease in direct cost of services year over year was primarily attributable to a 14.0% decrease in billable hours and a 3.8% decrease in average pay rate in the nine months ended February 24, 2024 compared to the same period in fiscal 2023.

Direct cost of services as a percentage of revenue was 61.5% for the nine months ended February 24, 2024 compared to 59.8% for the nine months ended February 25, 2023. The increased percentage compared to the prior year was partially attributable to an 80 basis point increase in employee health benefit expenses as a percentage of revenue and a 10 basis point increase in the pay/bill ratio.

Selling, General and Administrative Expenses. SG&A was $162.5 million, or 33.5% of revenue, for the nine months ended February 24, 2024 compared to $172.3 million, or 29.2% of revenue, for the nine months ended February 25, 2023. The $9.8 million decrease in SG&A year-over-year was primarily attributed to a reduction in bonuses and commissions by $14.6 million primarily related to lower revenue and profitability achievement compared to incentive compensation targets in the current fiscal year, a decrease of $3.1 million in stock-based compensation expense as a result of forfeitures and remeasurement of achievement associated with performance-based equity awards, and a lower management compensation expense of $0.9 million partially due to the U.S. Restructuring Plan initiated in October 2023. These reductions in cost were partially offset by an increase of $4.3 million of employee termination benefits in connection with actions taken under the U.S. Restructuring Plan during the nine months ended February 24, 2024, a $1.6 million increase in computer software and certain professional services fees, $1.3 million of one-time costs related to the acquisition of CloudGo, an increase in employee health benefit costs of $1.0 million, and an increase of $0.5 million in technology transformation costs.

Acquisition Costs. We completed the acquisition of CloudGo in the second quarter of fiscal 2024. All acquisition costs are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Acquisition costs were $1.3 million for the nine months ended February 24, 2024, which includes fees paid to the Company’s brokers and other professional services firms.

Restructuring Costs. We initiated a U.S. Restructuring Plan in October 2023 and substantially completed the U.S. Restructuring Plan during the third quarter of fiscal 2024. We substantially completed our Global Restructuring Plans in fiscal 2021. All restructuring costs incurred were associated with the RGP segment, and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Restructuring costs were $3.9 million and ($0.4) million for the nine months ended February 24, 2024 and February 25, 2023, respectively. The restructuring liability was $1.7 million and zero as of February 24, 2024 and May 27, 2023, respectively.

Amortization and Depreciation Expense. Amortization expense was $4.0 million and $3.7 million in the first nine months of fiscal 2024 and fiscal 2023, respectively. Depreciation expense was $2.4 million and $2.7 million in the first nine months of fiscal 2024 and fiscal 2023, respectively.

Income Taxes. Income tax expense was $7.8 million (effective tax rate of 42.4%) for the nine months ended February 24, 2024 compared to $12.9 million (effective tax rate of 23.2%) for the nine months ended February 25, 2023. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The higher effective tax rate in the first nine months of fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes. The lower effective tax rate in the nine months ended February 25, 2023 resulted from a number of one-time tax benefits recognized, including the release of valuation allowance, and a larger pretax income base lowering the tax expense ratio.

The Company recognized a tax benefit of approximately $1.3 million and $2.0 million for the first three quarters of fiscal 2024 and fiscal 2023, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

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

The following table presents our current operating results by segment for the three and nine months ended February 24, 2024 and February 25, 2023, respectively (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	February 24,		February 25,		February 24,		February 25,
	2024		2023		2024		2023
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue:
RGP	$148,995	98.5%	$184,270	98.7%	$477,374	98.5%	$582,849	98.6%
Other Segments	2,312	1.5	2,507	1.3	7,229	1.5	8,345	1.4
Total revenue	$151,307	100.0%	$186,777	100.0%	$484,603	100.0%	$591,194	100.0%

Adjusted EBITDA:
RGP	$19,376	179.6%	$25,320	152.4%	$63,697	165.9%	$101,331	131.7%
Other Segments	(246)	(2.3)	113	0.7	(708)	(1.8)	761	1.0
Reconciling items (1)	(8,344)	(77.3)	(8,817)	(53.1)	(24,596)	(64.1)	(25,135)	(32.7)
Total Adjusted EBITDA (2)	$10,786	100.0%	$16,616	100.0%	$38,393	100.0%	$76,957	100.0%

(1) Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Revenue by Segment

RGP – RGP revenue decreased $35.3 million, or 19.1%, in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, primarily as a result of a 12.3% decrease in billable hours and a 7.6% decrease in average bill rate from the prior year quarter, as discussed in the consolidated operating results discussion above. For the nine months ended February 24, 2024, RGP revenue decreased $105.5 million, or 18.1%, to $477.4 million compared to $582.8 million for the nine months ended February 25, 2023, primarily as a result of a 14.1% decrease in billable hours and a 4.7% decrease in average bill rate year over year, as discussed in the consolidated operating results discussion above. Revenue from RGP represents more than 95% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of February 24, 2024 was 2,752 compared to 3,149 as of February 25, 2023.

Other Segments – Other Segments’ revenue for the third quarter of fiscal 2024 declined by $0.2 million, or 7.8%. to $2.3 million, compared to the third quarter of fiscal 2023. For the nine months ended February 24, 2024, revenue from Other Segments decreased $1.1 million, or 13.4%, to $7.2 million from $8.3 million for the nine months ended February 25, 2023, primarily as a result of a $0.9 million decline in Sitrick revenue. Sitrick continued to be affected by delays in court proceedings and more settlements, hindering leads for revenue generation in the business.

The number of consultants on assignment under Other Segments as of February 24, 2024 was 13 compared to 15 as of February 25, 2023.

Adjusted EBITDA by Segment

RGP – RGP’s Adjusted EBITDA decreased $5.9 million, or 23.5%, to $19.4 million for the third quarter of fiscal 2024, compared to $25.3 million for the third quarter of fiscal 2023. Compared to the prior year quarter, revenue decreased $35.3 million for the third quarter of fiscal 2024, which was partially offset by the decrease in the related cost of services of $19.8 million. Additionally, SG&A costs attributed to RGP decreased $9.5 million for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 primarily due to the decrease in bonuses and commissions of $5.8 million as a result of lower revenue and profitability achievement compared to incentive compensation targets, decreases in management compensation expense of $2.3 million partially due to the U.S. Restructuring Plan, a decrease in occupancy costs of $0.2 million from real estate footprint reduction and a $1.2 million decrease in all other general and administration expenses. For the third quarter of fiscal 2024, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $2.1 million and stock-based compensation expense of $0.9 million.

RGP’s Adjusted EBITDA decreased $37.6 million, or 37.1%, to $63.7 million for the nine months ended February 24, 2024, compared to $101.3 million in the nine months ended February 25, 2023. The decrease was primarily attributable to the $105.5 million decrease in revenue for the nine months ended February 24, 2024, which was partially offset by the decrease in the cost of services of

$55.5 million and the increase in other income of $0.4 million. Additionally, SG&A costs attributed to RGP decreased $12.7 million for the nine months ended February 24, 2024 as compared to the nine months ended February 25, 2023 primarily due to the decrease in bonuses and commissions of $11.2 million as a result of lower revenue and profitability achievement compared to incentive compensation targets, a $0.9 million decrease in bad debt expense, decreases in management compensation expense of $0.9 million partially due to the U.S. Restructuring Plan and a $0.7 million reduction in recruiting expenses. These reductions were offset by a $1.0 million increase in all other general and administration expenses to support the business. For the nine months ended February 24, 2024, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $6.4 million and stock-based compensation expense of $3.3 million.

The trend in revenue, cost of services and other costs and expenses at RGP compared to the prior year period is generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.

Other Segments – Other Segments’ Adjusted EBITDA declined $0.3 million to ($0.2) million for the third quarter of fiscal 2024 compared to $0.1 million for the third quarter of fiscal 2023 due to lower revenue performance. For the third quarter of fiscal 2024, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of less than $0.1 million and stock-based compensation expense of $0.3 million.

Other Segments’ Adjusted EBITDA declined $1.5 million to ($0.7) million in the nine months ended February 24, 2024 compared to $0.8 million for the same period in fiscal 2023 due to lower revenue performance. For the nine months ended February 24, 2024, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $0.1 million and stock-based compensation of $1.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During the nine months ended February 24, 2024, we generated positive cash flow from operations and have generated positive cash flows from operations on annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of February 24, 2024, we had $113.8 million of cash and cash equivalents, including $54.7 million held in international operations.

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

Future borrowings under the Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio. As of February 24, 2024, we had no debt outstanding under the Credit Facility and $173.6 million remaining capacity under the Credit Facility.

The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 24, 2024, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2024 Strategic Focus

Areas” above, requires significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The actual amount of investment and the timing will depend on a number of variables, including progress made on the implementation. As we proceed through the project, we will continue to evaluate our progress against the implementation plan and assess the impact on our investments, if any. As of February 24, 2024, we capitalized $14.1 million related to the technology platform initiative; in addition, we recorded $5.0 million of expenses relating to these investments in the nine months ended February 24, 2024. At the end of the third quarter of fiscal 2024, the remaining investments required for this multi-year initiative is estimated to be in the range of $15.0 million to $20.0 million. We expect the majority of the investment will take place in fiscal 2024 and fiscal 2025. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. Such efforts will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of February 24, 2024, we have non-cancellable purchase obligations totaling $11.3 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with this initiative: $0.1 million due in the fourth quarter of fiscal 2024; $4.9 million due during fiscal 2025; $3.2 million due during fiscal 2026; $2.1 million due during fiscal 2027; and $1.0 million due thereafter.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our board of directors. Most recently, on March 14, 2024 we paid a dividend of $0.14 per share of our common stock to stockholders of record at the close of business on February 15, 2024. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by our board of directors.

On November 15, 2023, the Company acquired CloudGo pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). The Company paid an initial cash consideration of $7.4 million (net of $0.3 million cash acquired). The CloudGo SPA also provides for contingent consideration of up to $12 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that begin after the acquisition date. See Note 4 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information.

On March 27, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the sole member of Reference Point, pursuant to which the Company agreed to acquire 100% of the membership interests of Reference Point. See Note 15 – Subsequent Event in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Operating Activities

Operating activities for the nine months ended February 24, 2024 provided cash of $18.8 million compared to $63.9 million of cash provided for the nine months ended February 25, 2023. In the nine months ended February 24, 2024, cash provided from operations resulted from net income of $10.6 million and non-cash adjustments of $12.9 million. Additionally, in the nine months ended February 24, 2024, net unfavorable changes in operating assets and liabilities totaled $4.8 million, primarily consisting of a $18.0 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the nine months ended February 24, 2024, an $8.1 million increase in other assets largely related to the investments in our technology implementation, a $3.6 million increase in prepaid income taxes, a $2.3 million increase in prepaid expenses and other assets, and a $1.3 million decrease in other liabilities. These unfavorable changes are partially offset by a $26.1 million decrease in trade accounts receivable, and a $2.5 million increase in accounts payable and other accrued expenses.

In the nine months ended February 25, 2023, cash provided by operations resulted from net income of $42.6 million and non-cash adjustments of $9.3 million. Additionally, net favorable changes in operating assets and liabilities totaled $12.0 million, primarily consisting of a $26.9 million decrease in income taxes (which includes $35.5 million in U.S federal income tax refunds including interest income), a $7.4 million decrease in trade accounts receivable and a $3.8 million increase in accounts payable and other accrued expenses. These favorable changes are partially offset by a $19.4 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the nine months ended February 25, 2023; a $4.3 million decrease in other liabilities and a $1.4 million increase in other assets attributed to the capitalized cost of implementing our technology transformation.

Investing Activities

Net cash used in investing activities was $8.4 million for the nine months ended February 24, 2024 compared to net cash provided of $1.5 million for the nine months ended February 25, 2023. Net cash used in investing activities for the nine months ended February 24, 2024 was primarily related to the acquisition of CloudGo and costs incurred for the development of internal-use software and acquisition of property and equipment. Net cash provided by investing activities in the nine months ended February 25, 2023 was primarily related to the cash proceeds from the divestiture of taskforce partially offset by the cost incurred for the development of internal-use software and acquisition of property and equipment.

Financing Activities

Net cash used in financing activities totaled $13.0 million in the nine months ended February 24, 2024 compared to $64.3 million in the nine months ended February 25, 2023. Net cash used in financing activities during the nine months ended February 24, 2024 consisted of cash dividend payments of $14.1 million and $5.0 million to purchase 353,858 shares of common stock on the open market; these uses were partially offset by $6.1 million in proceeds received from ESPP share purchases and employee stock option exercises. Net cash used in financing activities during the nine months ended February 25, 2023 consisted of net repayments on the Credit Facility of $54.0 million (consisting of $69.0 million of repayments and $15.0 million of proceeds), cash dividend payments of $14.1 million, and $10.5 million to purchase 618,438 shares of common stock on the open market; these uses were partially offset by $14.3 million in proceeds received from ESPP share purchases and employee stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the Credit Facility that bear interest at a variable market rate.

As of February 24, 2024, we had approximately $113.8 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.

As of February 24, 2024, we had no outstanding debt under our Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate and, to a lesser extent, the loan prime rate on the Beijing Revolver. See “Sources and Uses of Liquidity” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our Credit Facility and the Beijing Revolver. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rates could have a material impact on our consolidated financial position or results of operations.

Foreign Currency Exchange Rate Risk. For the nine months ended February 24, 2024, approximately 17.5% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 52.0% of our balances of cash and cash equivalents as of February 24, 2024 were denominated in U.S. dollars. The remaining amount of approximately 48.0% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. This compares to approximately 56.9% of our cash and cash equivalents balances as of May 27, 2023 that were denominated in U.S. dollars and approximately 43.1% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 24, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 24, 2024. There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the fiscal quarter ended February 24, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101*

The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended February 24, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

______

*        Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 4, 2024	/s/ KATE W. DUCHENE
Kate W. Duchene
President, Chief Executive Officer (Principal Executive Officer)

Date: April 4, 2024	/s/ JENNIFER RYU
Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)