Form 10-K
period 2024-05-25
RESOURCES CONNECTION, INC.
filed 2024-07-22
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 25, 2024
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒
As of November 24, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $443,253,237 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market).
As of July 12, 2024, there were approximately 33,560,150 shares of common stock, $0.01 par value, outstanding.
________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources Global Professionals,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 25, 2024, May 27, 2023, and May 28, 2022 each consisted of 52 weeks.
FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” “strategy,” or “target or similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” or the negative of these terms or other comparable terminology. In this Annual Report on Form 10-K, such statements include statements regarding our growth, operational and strategic plans.
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

PART I
ITEM 1.    BUSINESS.
Overview

Resources Global Professionals (“RGP”) is a global consulting firm based in Irvine, California (with offices worldwide) focused on delivering consulting services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for our clients, we specialize in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, employees’ and partners’ success.

We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages even in the face of protracted economic uncertainty. Our client engagement and talent delivery model offer speed and agility, strongly positioning us to help our clients transform their businesses and workplaces. Our model is especially relevant at a time where cost reduction initiatives drive an enhanced reliance on a flexible workforce to execute transformational projects.
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

We serve 1,800 clients around the world with approximately 3,400 professionals collectively engaged from 38 physical practice offices and multiple virtual offices. Headquartered in Irvine, California, we are proud to have served 88% of the Fortune 100.
Business Segments
Effective May 31, 2022, the Company’s operating segments consist of the following:
•RGP – a global consulting firm focused on delivering consulting services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent; and
•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.
Each of these segments reports through a separate management team to the Company's Chief Executive Officer, who is designated as the Chief Operating Decision Maker for segment reporting purposes. RGP is the Company’s only reportable segment. Sitrick does not individually meet the quantitative threshold to qualify as a reportable segment. Therefore, Sitrick is disclosed in Other Segments. RGP accounts for more than 90% of our consolidated revenue and total Adjusted EBITDA and, therefore, represents our dominant segment. The discussions in this section apply to both our entire business and RGP.
On November 15, 2023, the Company acquired CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”). CloudGo is reported as part of the RGP operating segment. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information.
Prior to May 31, 2022, the Company’s Other Segments included taskforce, along with its parent company, Resources Global Professionals GmbH, an affiliate of the Company. taskforce was divested on May 31, 2022; refer to Note 2 – Summary of Significant Accounting Policies and Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information. Prior-period comparative segment information was not restated as a result of the divestiture of taskforce as we did not have a change in internal organization or the financial information our Chief Operating Decision Maker uses to assess performance and allocate resources.

During the first quarter of fiscal 2025, the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, announced a decision to reorganize the Company’s business by forming multiple discrete operational business units. To align the new operating model and business structure, the Company is making management organizational changes and implementing new reporting modules and processes to provide discrete information to manage the business. Management expects to finalize its assessment of its operating segments when the implementations and transitions are completed, which is expected to be in the first quarter of fiscal 2025.
Industry Background and Trends
Changing Market for Project- or Initiative-Based Professional Services
Our services respond to what we believe is a permanent marketplace shift: namely, organizations are increasingly choosing to address their workforce needs in more flexible ways. We believe this continued shift in workforce strategy towards a project-based orientation was greatly accelerated by the COVID-19 pandemic (the “Pandemic”), which placed an enhanced emphasis on business agility, and continues to be hastened by the competition for talent. Permanent professional personnel positions are being reduced as organizations engage agile talent for project initiatives and transformation work.
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
RGP’s Strategic Priorities
Our Business Strategy
We are dedicated to serving our clients with highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including:
Transactions
•Integration and divestitures
•Bankruptcy/restructuring
•Going public readiness and support
•Financial process optimization
•System implementation
Regulations
•Accounting regulations
•Internal audit and compliance
•Data privacy and security
•Healthcare compliance
•Regulatory compliance
Transformations
•Finance transformation
•Digital transformation
•Supply chain management
•Cloud migration
•Data design and analytics
Our objective is to build and maintain RGP’s reputation as the premier provider of project execution services for companies facing transformation, change and compliance challenges. We have developed the following business strategies to achieve our objectives:
•Hire and retain highly qualified, experienced consultants. We believe our highly qualified, experienced consultants provide us with a distinct competitive advantage. Therefore, one of our top priorities is to continue to attract and retain high-caliber consultants who are committed to serving clients and solving their problems. We believe we have been successful in attracting and retaining qualified professionals by providing interesting work assignments within a blue-chip client base, competitive compensation and benefits, and continuing professional development and learning opportunities, as well as membership in an exclusive community of like-minded professionals, while offering flexible work schedules and more control over choosing client engagements.

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

•Build the RGP brand. We want to maintain a leadership position in today’s world of work, providing the best talent to execute client projects in an increasingly fluid gig-oriented environment. We have historically built our brand through the consistent and reliable delivery of high-quality, value-added services to our clients as well as a significant referral network of 2,585 consultants and 791 management and administrative employees as of May 25, 2024. In recent years, we have invested in global, regional and local marketing and brand building and activation efforts that reinforce our brand. In fiscal 2022, we introduced our new tagline ― Dare to Work Differently ― to clarify our brand. We made progress in clarifying and activating our new brand positioning during fiscal 2023 and 2024. We expect to continue to engage in these efforts in the upcoming fiscal year. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand.
Our Growth Strategy
Since inception, our growth has been primarily organic with certain strategic acquisitions along the way that augmented our geographic presence or solution offerings. We believe we have significant opportunity for continued organic growth in our core business as well as through strategic and highly targeted acquisitions as our clients continue to accelerate their digital, workforce and workplace paradigm transformations. Key elements of our growth strategy include:
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

•Increase penetration of existing client base. A principal component of our strategy is to secure additional work from the clients that we serve. Based on discussions with our clients, we believe that the amount of revenue that we currently generate from many of our clients represents a relatively small percentage of the total amount that they spend on professional services. Consistent with current industry trends, we believe our clients may also continue to increase that spend as businesses adopt a more agile workforce strategy. We believe that by continuing to deliver high-quality services and by deepening our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. We have and will continue to expand the Strategic Client Account program by taking a more client-centric and borderless approach to serving these clients. In addition to serving our largest clients with a differentiated focus, we also segment our clients by industry verticals. We believe this focus enhances our opportunity to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients. The Strategic Client Account and Industry Vertical programs have been key drivers for our revenue and business development.

•Grow our client base. We continue to focus on attracting new clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants, through referrals from existing clients and through a dedicated business development team targeting specific clients. We believe we can continue to attract new clients by building our brand identity and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts will continue to focus on identifying strategic target accounts especially in the large and middle-market client segments and within certain focus industries, such as healthcare, technology and financial services.

•Optimize service offerings with a focus on digital capabilities. We continue to evolve and optimize our portfolio of professional service offerings, and when appropriate, consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as digital transformation, finance transformation, accounting regulations, internal audit and compliance, healthcare compliance, integration and divestitures, and supply chain management. We continuously identify project opportunities we can market at a broader level with our talent, tools and methodologies and commercialize into solution offerings. When evaluating new or existing solution offerings to invest in, we consider (among other things) profitability, cross-marketing opportunities, competition, growth potential and cultural fit. Our subsidiary Veracity Consulting Group, LLC (“Veracity”) offers valuable digital consulting services, particularly related to experience and automation. Customer experience and employee and workspace experience continue to be growing themes in the marketplace and within our client portfolio. The need for automation and self-service has also been an increasing trend. We will continue to focus on expanding our digital consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities.

•Expand sales channel through our digital engagement platform (HUGO by RGP®). Consumer buying habits continue to dictate a more self-serve frictionless experience. We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGP® (“HUGO”), our digital engagement platform, allows such an experience for clients and talent in the professional staffing space to connect, engage and even transact directly. We piloted the platform in three primary markets – New York/New Jersey, Southern California and Texas, and have continued to expand its functionality with further artificial intelligence ("AI") and machine learning. We have also been developing sales and marketing strategies to increase client and talent adoption of the platform. We plan to expand the geographic reach to other key markets within the United States (“U.S.”) in fiscal 2024. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current professional staffing business, which we believe will not only drive top-line growth but also enhance profitability.

•Engage in strategic acquisitions. Our acquisition strategy is to engage in targeted M&A efforts that are designed to complement our core service offerings and enhance our consulting capabilities that are in line with market demands and trends. Our recent acquisition of CloudGo, now integrated into Veracity, expanded our ServiceNow capabilities as well as our ServiceNow footprint in the Asia Pacific region. This year, we also entered into an agreement to acquire Reference Point LLC, a management and technology consulting firm focused on serving the financial services industry, and closed the acquisition on July 1, 2024. We will continue to seek acquisition opportunities to augment and expand the breadth and depth of our digital and other core capabilities.
Our Service Offerings
•Project Consulting Services. We partner with our people and clients to deliver value and impact, bringing our depth of experience and “sleeves up” approach to project execution. While many companies find their internal employees lack the time, experience, or skills for project execution, we seek out talent who can bring fresh ideas to drive any project to a successful conclusion.
•On-demand Talent Services. Tapping into our agile talent pool, we mobilize the right resources to build delivery teams for our consulting offerings and directly support client talent needs in today’s rapidly changing business environment. Our workforce strategy provides flexible, collaborative resources to meet our clients’ needs.
•Other Services. From digital workflows to back-office functions, we support vital business processes, freeing our clients to focus on transformation and other critical priorities.
Human Capital Management
Our internal employees and consultants represent our greatest asset and operate together to provide the highest quality of service to our clients. As of May 25, 2024, we had 3,376 employees, including 791 management and administrative employees and 2,585 consultants. Our employees are not covered by any collective bargaining agreements.
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

Diversity, Equity & Inclusion

Diversity, equity and inclusion (“DE&I”) are critical underpinnings of our shared values and guide our conduct in our interactions with both clients and each other. As a human-first company, we recognize diversity as a strength that is cultivated through our culture, our people, our business, and our clients. Our workforce reflects diversity in all its forms, including gender and gender identity, race and ethnicity, age, sexual orientation and a variety of cultural and personal backgrounds. We believe a diverse workforce is essential to our continued success.
We are proud that 100% of our Executive Leadership Team identify as women or are racially or ethnically diverse. Additionally, 40% of our directors identify as women or are racially or ethnically diverse. We are also a Paradigm for Parity Coalition company, which is a coalition of companies committed to addressing gender and diversity gaps in corporate leadership. Our gender and racial and ethnic diversity representation in the Executive Leadership Team, Board of Directors and U.S.-based workforce is presented in the following table:

DIVERSITY REPRESENTATION
80%
40%
30%
10%
55%
34%
Executive Leadership Team
Board of Directors
Total U.S.-based Employees
Female
Racially/Ethnically diverse

*-- Diversity representation is as of May 25, 2024.
Our fiscal 2024 DE&I strategic priorities remained focused on increasing DE&I awareness, education and involvement across our global team, increasing diversity in our workforce, and promoting inclusion in our Go-to-Market activities. Last year’s DE&I survey indicated high interest in creating additional ways for our employees to connect, learn, and support RGP’s DE&I Commitment. In response, RGP launched our first employee resource groups (“ERGs”) in 2024. The Women in Leadership, Multicultural and Interfaith ERGs are voluntary, employee-led groups and are dedicated to fostering a diverse and inclusive work environment. These are complemented by other employee groups such as our Pride Committee and Caregivers for Aging Parents that are in place to support ways for our employees to get to know each other on a personal level and foster a sense of belonging for all.
In fiscal 2024, we continued our DE&I Council and DE&I Ambassador programs, which consist of employees representing a cross-section of functions and levels across the globe and are open to all employees, regardless of race, gender or ethnicity. These programs support our DE&I priorities by designing and delivering measurable and impactful solutions. The DE&I Council serves an important role in working closely with senior leaders to facilitate alignment between our DE&I efforts and overall business strategy. Our DE&I Council hosts periodic educational events that are accessible to our global workforce. These events serve as important learning opportunities and connection points that broaden our perspectives and foster a greater sense of community among colleagues. During these sessions, we engage internal and external speakers and communicate our current year DE&I strategy and initiatives. These sessions also serve as important listening forums by which we learn what additional DE&I activities would be most meaningful to our workforce. We have received positive feedback from our workforce on these engagement sessions, which helps us to prioritize DE&I actions for building cultural and inclusive capability across our global team.

The DE&I Ambassador program is comprised of employee volunteers, with a mission to “meet people where they are” in relationship to DE&I and to promote DE&I awareness in existing business forums (i.e., to raise a DE&I topic in existing business meetings or planned social gatherings). The DE&I Ambassador program has had a positive impact on our culture as it generates meaningful opportunities for people, who work in a hybrid and geographically dispersed way, to come together for connection and community. The DE&I Ambassador teams operate at a regional level and meet quarterly to share success stories and practices across the regions with the goal of contributing to greater inclusion within RGP.
In fiscal 2024, we also continued our Social Justice Charitable Matching Fund, which has allowed us to help raise DE&I awareness internally across our organization by matching employees’ contributions to charitable organizations that promote social justice. As of May 25, 2024, we achieved our goal of matching $100,000 in contributions during fiscal 2024 and since fiscal 2021, we have supported approximately 190 unique charitable organizations with over $400,000 in contributions. We also support and encourage our employees to volunteer their time and donate to local or national charitable causes. For example, since fiscal 2021, we have sponsored Brightpath STEAM Academy, which seeks to empower and inspire at-risk students in St. Louis, Missouri to pursue STEAM careers by hosting large scale events such as a robotic summer camp. Brightpath was founded and is run by an RGP employee who also served a multi-year term on our DE&I Council.
Employee Wellbeing and Resilience
Employee safety and wellbeing continues to be of paramount importance to us. Our Global Business Continuity Team continued to improve our disaster preparedness plans and implement strategies to manage the health and security of our employees, business continuity, client confidence, and excellent customer service.
To promote employee wellbeing and collaboration, we evolved our work-from-home policy to a hybrid work policy, where employees are invited to work collaboratively with colleagues in the office but are also permitted to work remotely as desired. Our goal is to help every human in our workforce maintain a positive, productive and connected work experience. We provide productivity and collaboration tools and resources for employees working remotely. During fiscal 2024, we also enhanced and promoted programs to support our employees’ physical and mental wellbeing, including the offering of regular wellness and self-care sessions, supporting our You Matter recognition program that allows employees to share gratitude and kudos for colleagues, and launching a new Spirit of Volunteerism initiative to share stories, foster community connections and promote organizations and causes that are important to our employees. We also offer an Employee Assistance Program for U.S. employees and a Global Workforce Support Program for our international employees. Both programs provide resources to support personal and family health and wellbeing.
Building Strong Leaders and Talent Management
Strong “human leadership” is critical to fostering employee engagement and positioning employees to perform at their best. In fiscal 2023, we launched “Leadership U” to foster leadership development, peer mentorship opportunities and to support the building and maintenance of high-performing teams. In fiscal 2024, we saw a continued and strengthened desire from employees seeking authentic, empathetic and adaptive behaviors from their leaders. For these reasons, we invest in the ongoing professional development of our employees and leaders. We designed and delivered curated programs such as "Leadership U" to onboard and acclimate employees to the business and promote personal, professional and leadership growth.
Successful talent development starts with hiring the right people. We seek to recruit and hire candidates that demonstrate skills and competencies that align with our core values and that have an aptitude to further develop and expand those capabilities. After onboarding, our Life + Learning team remains committed to providing employees with training and development opportunities to allow our employees to progress in their careers. We offer newly hired employees the opportunity to participate in our “RGP U” program to accelerate and support their integration into our organization. This program gives our new hires a connected cohort to drive a sense of belonging early in their career at RGP and offers their leaders a more efficient use of individual coaching time with new employees. In fiscal 2023, we expanded this program to RGP U Consultant to ensure strong connectivity and supported success in a consultant’s first year with RGP. In fiscal 2024, we continued our Sales Effectiveness curriculum focused on deepening sales and client service acumen and effectiveness.
In addition, we continued to invest in the professional development and growth of our employees as we focused on employee experience, effectiveness, upskilling and reskilling in a changing work environment. This support was focused and delivered to all employees with emphasis in the areas of leadership development, on-boarding, functional/technical learning and digital fluency. We continued to actively engage with our internal leaders by integrating wellness and leadership development topics into our quarterly senior leadership meetings. We also conducted intentional leader listening forums and mentorship programs to help guide our leaders during fiscal 2024.
Compensation and Benefits
We provide a competitive compensation and benefits program to attract and reward our employees. In addition to salaries or hourly rates, our eligible employees, including our consultants, are offered participation in a comprehensive benefits program (based on location) including: paid time off and holidays, group medical and dental programs, a basic term life insurance program, health savings accounts, flexible spending accounts, a 401(k) retirement plan with employer matching contributions, contributions to statutory retirement programs, the 2019 Employee Stock Purchase Plan, as amended (“ESPP”), which enables employees to purchase shares of our stock at a discount, and an employee assistance program. In addition, eligible management and administrative employees may participate in annual cash incentive programs or receive stock-based awards. We also allow eligible consultants in the U.S. to maintain continuation of benefits for 90 days following the completion of a consulting project.
We utilize a Pay for Success Total Rewards Philosophy that promotes consistent and transparent practices for rewarding and incentivizing our employees and the alignment of pay results with the Company’s success. The Total Rewards Philosophy is comprised of three main components: (i) base pay, designed to reflect an individual’s value, knowledge and skills that contribute to the organization through an individual’s day-to-day job performance; (ii) short-term incentives, awarded to employees based on results delivered during the applicable fiscal year and determined by quantitative metrics, qualitative contributions, individual goals, and demonstration of company values; and (iii) long-term incentives, granted to recognize and retain employees who have strategic influence on the long-term success of the Company. As a listening organization, we continue to communicate with our people to understand what components of Total Rewards are priority for them and leverage that feedback, along with quantitative benchmarking data and affordability considerations, to continually evolve our Total Rewards offerings in a way that positions us to attract and retain top talent.
During fiscal 2024, we also continued our “You Matter” digital global employee recognition and appreciation program. You Matter includes service awards to acknowledge key milestones, including employment anniversaries and hours of service. This program provides all employees with the ability to both give and receive recognition, contributing to our culture of gratitude and excellence.
Clients
We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2024, we served 1,800 clients in 37 countries. Our revenues are not concentrated with any particular client. No single client accounted for more than 10% of revenue for the 2024, 2023 or 2022 fiscal years. In fiscal 2024, our 10 largest clients accounted for approximately 24% of our revenue.
Operations
We generally provide our professional services to clients at a local level, with the oversight of our market or account leaders and consultation with our corporate management team. The market or account leaders and client development directors in each market are responsible for new client acquisition, expanding client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international level and maintaining client relationships post-engagement. Market or account revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals. While the majority of our client relationships are driven at a local market level, our Strategic Client Accounts, which comprise 40 accounts, are led by account leaders responsible for relationships across markets and who are specifically tasked with growing our global relationships in these key accounts.
Market or account level leadership works closely with our talent management team, which aligns regionally but is managed largely as three distinct groups within North America, Asia Pacific and Europe. Our talent organization is responsible for identifying, hiring and cultivating a sustainable relationship with seasoned professionals fitting the RGP profile of client needs. Our consultant recruiting efforts are regionally and nationally based, depending upon the skill set required; talent management handles both the identification and hiring of consultants specifically skilled to perform client projects as well as monitoring the satisfaction of consultants during and after completion of assignments. The talent teams focus on getting the right talent in the right place at the right time. In fiscal 2020, we launched our Borderless Talent initiative in response to the Pandemic to evolve towards and facilitate a virtual operating model. In fiscal 2024, we continued with this initiative, as we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on expected outcome, not zip code.
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
Regulatory Environment

Our operations are subject to regulations by federal, state, local and professional governing bodies and laws and regulations in various foreign countries, including, but not limited to: (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration/H-1B visa regulations, social security and other retirement, antidiscrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy which could materially affect our capital expenditures, earnings and/or competitive position. Due to the complex regulatory environment that we operate in, we remain focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors.”
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
We are exposed to the risk of an economic downturn or deterioration of general macroeconomic conditions, including slower growth or recession, inflation, or decreases in consumer spending power or confidence, which could have a significant impact on our business, financial condition, and results of operations. Recent inflationary conditions and high interest rates, geopolitical conflicts as further discussed below and increasing diplomatic and trade friction between the U.S. and China, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions within some regions and countries in which we operate, including concerns about a potential U.S. and/or global recession has led, and may continue to lead, to reluctance on the part of some companies to spend on discretionary projects. Deterioration of or prolonged uncertainty related to the global economy or tightening credit markets could cause some of our clients to experience liquidity problems or other financial difficulties and could further reduce the demand for our services and adversely affect our business in the future.
The military incursion by Russia into Ukraine and conflict and unrest in the Middle East could continue to create global economic and market uncertainty in a manner that could adversely affect our operations. Wars divert international trade and capital flows, disrupt global supply chains, delay companies’ investment and hiring and erode consumer confidence, and periods of elevated geopolitical risks have historically been associated with negative effects on global economic activity. Although none of our operations are in Russia, Ukraine or the Middle East, the continuation or further escalation of geopolitical tensions, or future instances of political unrest in other geographies, could impact other markets where we do business, including Europe and Asia Pacific, or cause negative global economic effects which may adversely affect our business, financial condition, and results of operations.
Economic deterioration at one or more of our clients may also affect our allowance for credit losses and collectability of accounts receivable. Our estimate of losses resulting from our clients’ failure to make required payments for services rendered has historically been within our expectations and the provisions established. While our overall receivable collections have not been severely impacted by the softening economy or other geopolitical events, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially affect our future financial results.
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
We operate in a competitive, fragmented market, and we compete for clients and consultants with a variety of organizations that offer similar services. Our principal competitors include: consulting firms; local, regional, national and international accounting and other traditional professional services firms; independent contractors; traditional and internet-

based staffing firms; and the in-house or former in-house resources of our clients. The competition is likely to increase in the future due to the expected growth of the market and the relatively few barriers to entry.
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
Our clients, including those of our clients that are banks, may be similarly adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our clients’ liquidity or financial performance could reduce the demand for our services or affect our allowance for credit losses and collectability of accounts receivable. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially affect our future financial results.
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
We generally do not have long-term agreements with our clients for the provision of services and our clients may terminate engagements with us at any time. The success of our business is dependent on our ability to secure new projects from clients or to renew expired contracts with clients. For example, our business is likely to be materially adversely affected if we are unable to secure new client projects because of improvements in our competitors’ service offerings, because of our customers’ use of technology or AI instead of external experts, because of a change in government regulatory requirements, because of an economic downturn decreasing the demand for outsourced professional services, or for other reasons. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of in-house procurement groups that manage their relationship with service providers.

As technology continues to evolve, more tasks currently performed by people have been and may continue to be replaced by automation, robotics, machine learning, AI and other technological advances outside of our control. These technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services, particularly in lower-skill job categories. Additionally, rapid changes in AI and generative AI which involves the use of advanced algorithms and machine learning techniques to create content, generate ideas, or simulate human-like behaviors and block chain-based technology are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and there can be no assurance that we can integrate other technologies we use with AI or that material additional monetary and time expenditures will not be required. In addition, demand for our services could be further reduced by advanced technologies being deployed by our competitors.
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
In response to changes in industry and market conditions, we have undertaken in the past, and from time to time expect to undertake in the future, restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. For example, in fiscal 2024, we initiated a cost reduction plan, including a reduction in force (the "U.S. Restructuring Plan”) intended to reduce costs and streamline operations. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, office consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control.
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
For example, in fiscal 2025, we plan to reorganize our business by forming multiple discrete operational business units. We plan to make management organizational changes and implement new reporting modules and processes to provide discrete information to manage the business. There can be no assurance that such reorganization will be beneficial to the Company or that such reorganization will not adversely affect our business, competitive position, operating results or financial condition.
Our recent digital expansion and technology transformation efforts may not be successful, which could adversely impact our growth and profitability.
One of our primary areas of focus in recent years is digital expansion, which includes the launching of Project Phoenix, our multi-year technological modernization initiative that requires significant enterprise-wide effort replacing or upgrading core system as well as further development and expanded launch of HUGO, our human cloud platform aimed at introducing a new way for clients and talent alike to engage with us and expanding go-to-market penetration for the business that we acquired from CloudGo. With our recent acquisition of Reference Point LLC, we continue making investments in the transformation of our technology systems to keep up with technological changes that impact the needs of our clients, the delivery of our services and the efficiency of our back-office operations. These investments require significant capital expenditures. If we are unable to execute these initiatives successfully, we may not realize our anticipated return on investment and may not be able to realize the benefits expected, which could adversely impact our growth and profitability.
We may not be able to build an efficient support structure as our business continues to grow and transform.
In fiscal 2024, we continued our Borderless Talent initiative to continue to evolve towards and facilitate a virtual operating model. With this initiative, we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on workload, not zip code. We also began upgrading to a new cloud-based enterprise-wide operating and Enterprise Resource Planning system. The continued success of these initiatives requires adjusting and strengthening our business operations, financial and talent management systems, procedures, controls and compliance, which may increase our total operating costs and adversely impact our profitability and growth.
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

In 2024, we initiated the U.S. Restructuring Plan, intended to reduce costs and streamline operations. In the first quarter of fiscal 2025 we announced a decision to reorganize the Company’s business by forming multiple discrete operational business units. There can be no assurance we will be able to maintain or expand our market presence in our current locations, successfully enter other markets or locations or successfully operate our business virtually without a physical presence in all our markets. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:
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
The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, cyber or other security incidents, natural disasters or other catastrophic events, or other interruptions or damage stemming from power outages, equipment failure or unintended or unauthorized usage by employees. In addition, we rely on information systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. From time to time, we experience cybersecurity incidents, interruptions in our operations and system failures, and any loss or breach of data and interruptions or delays in our business or that of our clients, or both, resulting from such incidents, interruptions or failures could have a material impact on our business and operations and materially adversely affect our revenue, profits and operating results.

The breadth and complexity of our information systems increases the potential risk of security incidents. Despite our implementation of and periodic updates to security controls, our systems and networks are vulnerable to computer viruses, malware, worms, hackers and other security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users, and coordinated denial-of-service attacks. Cybersecurity incidents may involve the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, including from emerging technologies, such as advanced forms of machine learning, AI and quantum computing, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for a period of time. Cybersecurity incidents have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage.

For example, in the past we have experienced cybersecurity incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations. However, we expect to continue to be subject to cybersecurity incidents and attacks and there is no assurance that similar incidents or attacks, or new cybersecurity threats will not arise that, will not cause material impacts in the future. Security incidents, including ransomware attacks, cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems and result in a significant disruption of our business and potentially significant payments to restore the networks and systems. We review and update our systems and have implemented processes and procedures to protect against cybersecurity incidents and unauthorized access to our data, although we cannot provide assurances that these efforts will be successful.
In addition, the transition of our workforce to a hybrid work environment, where our employees are often working remotely, has also increased our vulnerability to risks related to our hardware and software systems, including risks of phishing and other cybersecurity attacks. Our systems may be subject to additional risk introduced by software that we license from third parties. This licensed software may introduce vulnerabilities within our own operations as it is integrated with our systems, or as we provide client services through partnership agreements.
It is also possible that our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third-party claims against us and reputational harm, including statutory damages under California or other state law, regulatory penalties and significant costs of incident investigation, remediation and notification. If these events occur, our ability to attract new clients or talent may be impaired or we may be subjected to damages or penalties. While we maintain insurance coverage for cybersecurity incidents that we believe is appropriate for our operations, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost.
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
Laws and regulations in this area are evolving and generally becoming more stringent. For example, the European General Data Protection Regulation (the “GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or otherwise processing of personal information; and (ii) the ability of data subjects to exercise their related various rights such as to access, correct or delete or limit the use of their personal data. Under the GDPR and the United Kingdom’s version of the GDPR, information transfers from the European Union and the United Kingdom to the United States are generally prohibited unless certain measures are followed. The 2018 California Consumer Privacy Act and California Privacy Rights Act of 2020 provide individuals similar rights with respect to the processing of their personal data. . In addition to California, Colorado, Virginia, Utah and Connecticut, previously enacted comprehensive privacy legislation and in 2023 and 2024, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, New Jersey, New Hampshire, Oregon, Rhode Island, Tennessee and Texas enacted such laws. There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Key markets in the Asia Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.
As these laws continue to evolve, we may be required to make changes to our systems, services, solutions and/or products to enable us and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations and our ability to market to customers. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C.    CYBERSECURITY.

We have developed an enterprise-wide strategy that we use to assess, identify, and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, malicious attacks, improper employee or contractor access, harm to employees or customers and violation of data privacy, intellectual property or security laws. Our enterprise risk management program incorporates risks related to cybersecurity threats alongside other company risks as part of our overall risk assessment process. We also employ a cybersecurity-specific risk assessment process.

Our cybersecurity risk strategy uses an Information Assurance Program to define the general security policy for our information systems and a Cybersecurity Incident Response Plan for detection, response, recovery, containment, investigation, and analysis following a cybersecurity incident, as well as compliance with legal and regulatory requirements.

Our Information Assurance Program addresses the security of information systems and data networks owned or used by us and the information stored, transmitted, or processed by those systems and networks. It defines responsibilities concerning information systems security as well as a uniform approach that promotes information systems security throughout the Company.

Our Cybersecurity Incident Response Plan is an enterprise-wide cybersecurity strategy that focuses on detecting and reacting to cybersecurity incidents, determining their scope and risk, responding appropriately, communicating the results and risk to stakeholders, and reducing the likelihood of reoccurrence. To enhance our in-house capabilities, we leverage expertise from professional services firms and/or outside counsel, as needed, to assess our cybersecurity controls, and inform and collaborate on an ever-changing landscape.

We maintain systems that are designed to preempt, detect and monitor cybersecurity threats, including monitoring unusual network activity. As part of our risk management processes, we also perform penetration testing using third-party vendors, conduct periodic cybersecurity awareness training for employees, deploy phishing test campaigns, maintain containment and incident response tools, and periodically review, update and enhance our Cybersecurity Incident Response Plan.

We utilize various methods to assess and manage risks associated with third-party service providers, which may be reevaluated periodically, such as upon detection of an increase in a third-party’s risk volume and variability. Further, our Code of Vendor Conduct & Ethics sets forth our expectations for third-party vendors related to data privacy and protection.
As of the date of this Annual Report on Form 10-K, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incident that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats or that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under “Risks Related to Information Technology, Cybersecurity and Data Protection” in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Cybersecurity Incident Response Plan is overseen by our Cybersecurity Incident Response Team (“CSIRT”), which is led by our Chief Information Officer (“CIO”). Our CIO is an information technology executive with over 20 years of CIO and Chief Technology Officer experience at publicly traded and privately held companies. His experience has included cybersecurity leadership throughout his executive career. The CIO, the Vice President of Information Technology, the virtual Chief Information Security Officer, and other members of the CSIRT, are responsible for the Company’s cybersecurity risk management processes described above, including maintaining systems that are designed to preempt, detect and monitor cybersecurity threats, as well as identifying and responding to cybersecurity incidents.

Our Board of Directors, through the Audit Committee, oversees the management of our technology-related risks, including information security, data protection, cybersecurity, vendor, fraud, and business continuity risks, and technology-related strategies. The Audit Committee receives updates from the CIO on a quarterly basis, and more frequently as needed, regarding, among other relevant information, existing and new cybersecurity risks, the management and/or mitigation of such risks, material cybersecurity incidents (if any), and status on key cybersecurity initiatives. Our Board of Directors, through the Audit Committee, also actively participates in discussions with management on cybersecurity-related news events and discusses any updates to our cybersecurity risk management and strategy programs on a timely basis.
ITEM 2.    PROPERTIES.

Our principal executive office is currently located in Irvine, California and consists of a 57,000 square feet office building that we own, of which approximately 13,000 square feet was leased to an independent third party through July 2024. The remainder of the office space is occupied by our corporate teams and our Orange County, California practice. We have entered into an agreement with the City of Irvine California for the sale of these premises for a total purchase price of $13.0 million. The anticipated closing date of this transaction is August 15, 2024. Additionally, we plan to relocate our principal executive office elsewhere within the city of Irvine, California.
As of May 25, 2024, we had other major offices in many of the world’s leading business centers, including Atlanta, Beijing, Dallas-Fort Worth, Chicago, Guangzhou, Hong Kong, Houston, London, Los Angeles, New York, Mexico City, Mumbai, San Francisco, Singapore, Seoul, Shanghai, Tokyo and Utrecht, among others. In total, we have facilities and operations in over 36 cities in 13 countries around the world. Outside of the Irvine, California location, which is owned by us, the majority of our facilities are leased under long-term leases with varying expiration dates.
As of May 25, 2024, Sitrick which is within Other Segments utilized one of the offices in Los Angeles, California, and shared our office in New York, New York with RGP. All remaining offices are utilized by RGP. We believe our existing office locations are suitable and adequate to meet our current business needs. We do not anticipate any significant difficulty replacing or locating additional offices to accommodate future needs.
ITEM 3.    LEGAL PROCEEDINGS.
We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “RGP.” As of July 12, 2024, the approximate number of holders of record of our common stock was 38 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).
Dividend Policy
Our Board of Directors has established a quarterly dividend, subject to quarterly Board of Directors’ approval. Pursuant to declaration and approval by our Board of Directors, we declared a dividend of $0.14 per share of common stock during each quarter in fiscal 2024, 2023, and 2022. On April 18, 2024, our Board of Directors declared a regular quarterly dividend of $0.14 per share of our common stock, which was subsequently paid on June 13, 2024 to stockholders of record at the close of business on May 16, 2024. Continuation of the quarterly dividend will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our Board of Directors.
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
The following summarizes shares of common stock repurchased by the Company during the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 25, 2024— March 23, 2024	-	$-	-	$45,246,163
March 24, 2024 — April 20, 2024	252,396	$11.89	252,396	$42,246,173
April 21, 2024 — May 25, 2024	-	$-	-	$42,246,173
Total February 25, 2024 — May 25, 2024	252,396	$11.89	252,396	$42,246,173
Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock against the cumulative total return of each of the Russell 3000 Index, a customized peer group consisting of eight companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services, in each case for the five years ended May 25, 2024. The graph assumes $100 was invested at market close on May 24, 2019 in our common stock and in each index (based on prices from the close of trading on May 24, 2019), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Resources Connection, Inc.
the Russell 3000 Index, SIC Code 8742 - Management Consulting
and Peer Group

$250
$200
$150
$100
$50
$0
05/24/2019
05/30/2020
05/29/2021
05/28/2022
05/27/2023
05/25/2024
Resources Connection, Inc.
Russell 3000
SIC Code 8742 - Management Consulting
Peer Group

*$100 invested on 5/24/19 in stock or index, including reinvestment of dividends.

	May 24, 2019	May 30, 2020	May 29, 2021	May 28, 2022	May 27, 2023	May 25, 2024
Resources Connection, Inc.	$100.00	$73.64	$102.05	$131.56	$116.24	$86.85
Russell 3000	$100.00	$108.58	$156.26	$151.62	$154.48	$196.98
SIC Code 8742 - Management Consulting	$100.00	$102.54	$132.82	$132.72	$140.96	$164.41
Peer Group	$100.00	$99.02	$147.55	$160.38	$170.36	$221.84
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
Overview
Resources Global Professionals (“RGP”) is a global consulting firm based in Irvine, California (with offices worldwide) focused on delivering consulting services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for our clients, we specialize in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, employees’ and partners’ success.
We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages even in the face of protracted economic uncertainty. Our client engagement and talent delivery model offer speed and agility, strongly positioning us to help our clients transform their businesses and workplaces. Our model is especially relevant at a time where cost reduction initiatives drive an enhanced reliance on a flexible workforce to execute transformational projects.
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
Fiscal 2024 Strategic Focus Areas
In fiscal 2024, our strategic focus areas were:
•Transform digitally;
•Amplify brand voice and clarify solution offerings;
•Evolve operating model;
•Migrate to value-based pricing; and
•Pursue targeted mergers and acquisitions.
Transform digitally – Our first area of focus was to embrace continued digital transformation to improve operational efficiency, scale business growth, transform stakeholder experience and create long-term sustainability and stockholder value.
In fiscal 2022, we launched a multi-year global technology transformation project which includes replacing our core financial and talent software systems and optimizing our existing systems including Salesforce and Workday Human Capital Management. We have made significant progress to date and launched a new talent management system in North America in February 2024. We believe our investment in this important modernization initiative will enhance the experience for all of our core constituents and drive improved financial metrics through automation, better data analytics and faster global collaboration. Seamless global execution capability will enhance our competitive advantage as a preferred partner for global transformation projects. Around the end of calendar year 2024, we plan to launch the new enterprise financial system, Workday Financial Management, in North America.

We believe the use of technology platforms to match clients and talent is the future of professional staffing. HUGO by RGP® (“HUGO”), our digital engagement platform, allows clients and talent in the professional staffing space to connect, engage and even transact directly. We completed our pilot in three primary markets – New York/New Jersey, Southern California and Texas, and received positive and encouraging feedback from clients and talent alike. We are now ready to pursue a more aggressive digital marketing plan to accelerate commercialization and achieve broader adoption. With the accounting profession losing talent in unprecedented numbers, we believe HUGO offers these professionals a platform to pursue an alternative to the traditional accounting firm career path – one founded on flexibility, choice and career-control. Over time, we expect to be able to drive volume through the HUGO platform by attracting more small- and medium-sized businesses looking for interim support and by serving a larger percentage of our current interim business, which we believe will not only drive top-line growth but also enhance profitability given the digital self-service model.
Amplify brand voice and clarify solution offerings – Our second focus area for fiscal year 2024 was to sustain effort to enhance and amplify our brand in the marketplace. We were focused on driving toward a refreshed view of our business, serving clients in three areas: (1) the core is our white-glove on-demand talent business of deep functional experts that execute mission-critical projects for our clients. We empower expert, diverse professionals with ultimate career control and offer them access to opportunities to work with top enterprise brands. Our on-demand talent business also includes HUGO, which focuses on offering clients direct access to earlier career Accounting and Finance professionals through a digital self-service model; (2) our consulting business today consists largely of Veracity, our end-to-end digital transformation firm, and Sitrick and Company, a top crisis communications and public relations firm. We are actively working to grow our capabilities in the consulting arena both organically and through targeted mergers and acquisitions ("M&A"), with a special focus on digital transformation, financial advisory and operational excellence; (3) Countsy is our outsourced services business, offering finance, accounting, and HR solutions to venture-backed start-up clients or post carve-out clients through a unique combination of on-demand fractional leadership and a streamlined technology platform.
Our investment in the RGP brand notably includes the development of fresh thought leadership content based on RGP’s own market research studies.
Evolve operating model – The third area of focus for fiscal 2024 was to continue to evolve our operating model to optimally organize the company in view of the operational efficiencies we are gaining through our global technology transformation initiative and with a view to align resources in the right way to support our strategic vision. Operating model evolution will also include better definition and structure of our offerings to clearly articulate our value proposition, differentiators versus competition, and client segment focus. We will be announcing the outcomes of this work in early fiscal 2025.
Migrate to value-based pricing – Fourth, we have made solid progress in evolving and enhancing our pricing strategy towards a value-based approach for our project execution services, which has become a more relevant secular trend. As we deepen our client relationships and raise our clients’ perception of our ability to add value through our services, we anticipate further increasing bill rates for our services to appropriately capture the value of the talent and solutions delivered. As part of our pricing strategy implementation, we created more centralized pricing governance, strategy and approach; we conducted a deep pricing analysis to identify and develop areas that need improvement; and we instituted new pricing training for all sales, talent and other go-to-market team members. Through these actions, we have been able to achieve higher bill rates across a majority of the markets in the current fiscal year, which is foundational to drive topline revenue and profitability.
Pursue targeted mergers and acquisitions – Lastly, we have been actively seeking to accelerate growth through strategic M&A that drive additional scale or expand and complement our existing core capabilities, as demonstrated through our acquisition of CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”) and the recently completed acquisition of Reference Point LLC (“Reference Point”). Our M&A strategy is focused on expanding our consulting capabilities, with a special interest in financial advisory firms as well as digital transformation firms that serve to add scale and/or accelerate growth for our existing business. We believe that we are well positioned to grow and scale a boutique consulting firm through access to both our robust enterprise client base and our expansive on-demand talent pool.
As noted above, in November 2023, we acquired CloudGo. Headquartered in Singapore, CloudGo is a digital transformation firm and a fast growing Elite ServiceNow Partner. CloudGo has been integrated into Veracity’s digital business and we believe that it will continue to accelerate the expansion of our digital presence across the Asia Pacific region. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Additionally, we entered into a Membership Interest Purchase Agreement, dated as of March 27, 2024, and as amended and restated as of June 30, 2024 (the “Reference Point MIPA”) with Reference Point to acquire 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector and is headquartered in New York. The acquisition closed on July 1, 2024. See Note 19 – Subsequent Event in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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
The following represents a summary of our accounting policies that involve critical accounting estimates, defined as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.
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
Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration, assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most-likely-amount method prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Changes in estimates would result in cumulative catch-up adjustments and could materially impact our financial results. Rebates recognized as contra-revenue for the years ended May 25, 2024, May 27, 2023 and May 28, 2022 were $2.5 million, $3.2 million and $3.1 million, respectively.
Allowance for credit losses — We maintain an allowance for credit losses for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. As of May 25, 2024 and May 27, 2023, we had an allowance for credit losses of $2.8 million and $3.3 million, respectively. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results.

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

As of May 25, 2024 and May 27, 2023, a valuation allowance of $8.6 million and $6.5 million was established on deferred tax assets totaling $34.2 million and $33.2 million, respectively. Our income tax for the years ended May 25, 2024, May 27, 2023 and May 28, 2022 was an expense of $8.8 million, $18.3 million and $15.8 million, respectively. As of May 25, 2024 and May 27, 2023, our total liability for unrecognized tax benefits was $1.0 million and $1.0 million, respectively.
Stock-based compensation — Under our 2020 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock awards, restricted stock units, performance stock units, options to purchase common stock or other stock or stock-based awards. Under our ESPP, eligible officers and employees may purchase our common stock at a discount in accordance with the terms of the plan. During fiscal 2024, the Company issued performance stock unit awards under the 2020 Performance Incentive Plan that will vest upon the achievement of certain company-wide performance targets at the end of the defined three-year performance period. Vesting periods for restricted stock awards, restricted stock units and stock option awards range from three to four years.
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
We use our historical volatility over the expected life of the stock option award and ESPP award to estimate the expected volatility of the price of our common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends ($0.14 per share for each quarter during fiscal 2024, 2023, and 2022) is also incorporated in determining the estimated value per share of employee stock option grants and purchases under our ESPP. Such dividends are subject to quarterly Board of Directors’ approval. Our expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers, and the expected life of grants under our ESPP is 6 months.

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
We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for the years ended May 25, 2024, May 27, 2023 and May 28, 2022 was $5.7 million, $9.5 million and $8.2 million, respectively.
Valuation of long-lived assets — For long-lived tangible and intangible assets other than goodwill, including property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets, we assess the potential impairment periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. We performed our assessment of potential qualitative impairment indicators of long-lived assets, including property and equipment, ROU assets outside of exited under the real estate exit initiatives taken, and definite-lived intangible assets. We determined that for such long-lived assets, no impairment indicators were present as of May 25, 2024, and no impairment charge was recorded during fiscal 2024.
Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could result in an impairment in the future. Although any impairment is a non-cash expense, it could materially affect our future financial results and financial condition.
Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We evaluate goodwill for impairment annually, and whenever events indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. In assessing the recoverability of goodwill, we make a series of assumptions including forecasted revenue and costs, estimates of future cash flows, discount rates and other factors, which require significant judgment. A potential impairment in the future, although a non-cash expense, could materially affect our financial results and financial condition.
In testing the goodwill of our reporting units for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of each of our reporting units is less than their respective carrying amounts. If it is deemed more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is needed and goodwill is not impaired. Otherwise, we perform a quantitative comparison of the fair value of the reporting unit to its carrying amount. We have the option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete. If the reporting unit’s carrying amount is greater than the estimated fair value, then a non-cash impairment charge is recorded for the amount of the difference, not exceeding the total amount of goodwill allocated to the reporting unit.
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
The following is a discussion of our goodwill impairment tests performed during fiscal 2024.
2024 Annual Goodwill Impairment Analysis

On the first day of the fourth quarter of fiscal 2024, we performed our annual goodwill impairment assessment on our RGP reporting unit. During the fourth quarter, we voluntarily changed the date of the annual impairment test from the last day of the fourth quarter to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it results in better alignment with our business operating process. This change was applied prospectively and was not material to the Company’s consolidated financial statements as it did not delay, accelerate or avoid an impairment charge. We elected to perform a quantitative goodwill impairment analysis using widely accepted valuation techniques as described above to determine if the fair value of any of our reporting unit is less than its respective carrying amount. Based on our quantitative assessment performed, the fair value of our RGP reporting unit exceed their carrying values and we concluded that there was no goodwill impairment as of February 25, 2024. While we believe that the assumptions underlying our quantitative assessment are reasonable, these assumptions could have a significant impact on whether a non-cash impairment charge is recognized and the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our RGP reporting unit will be consistent with our projections. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Furthermore, there have been no changes in facts, circumstances or events, since the date of our goodwill impairment test through May 25, 2024 that would give rise to modifying this conclusion regarding our goodwill impairment assessment or require further testing.
Business combinations — We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regard to the determination of the value of identifiable assets, liabilities, and goodwill. Often third-party specialists are used to assist in valuations requiring complex estimation. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Purchase agreements related to certain business acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. These contingent consideration arrangements are classified as contingent consideration liabilities or other long-term liabilities in our Consolidated Balance Sheets and are remeasured to fair value at each reporting period, with any change in fair value being recognized in the applicable period’s results of operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies). We utilize the Monte Carlo simulation model and estimate fair value of the contingent consideration based on unobservable input variables related to meeting the applicable contingency conditions as per the applicable agreements. There are no contingent consideration liabilities as of May 25, 2024 and May 27, 2023. The contingent consideration adjustment was a benefit of $4.4 million and zero, for the years ended May 25, 2024 and May 27, 2023, respectively, and an expense of $0.2 million for the year ended May 28, 2022.

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
•Same-day constant currency revenue is adjusted for the following items:
•Currency impact. In order to remove the impact of fluctuations in foreign currency exchange rates, we calculate same-day constant currency revenue, which represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior period.
•Business days impact. In order to remove the fluctuations caused by comparable periods having a different number of business days, we calculate same-day revenue as current period revenue (adjusted for currency impact) divided by the number of business days in the current period, multiplied by the number of business days in the comparable prior period. The number of business days in each respective period is provided in the “Number of Business Days” section in the table below.
•EBITDA is calculated as net income before amortization expense, depreciation expense, interest and income taxes.
•Adjusted EBITDA is calculated as EBITDA plus or minus stock-based compensation expense, technology transformation costs, goodwill impairment, acquisition costs, restructuring costs, and contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate.
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

	Three Months Ended		For the Years Ended
Revenue by Geography	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023

	(Unaudited)	(Unaudited)	(Unaudited, except for GAAP amounts)
North America
As reported (GAAP)	$126,554	$160,999	$543,926	$680,993
Currency impact	(359)		(2,153)
Business days impact	-		-
Same-day constant currency revenue	$126,195		$541,773

Europe
As reported (GAAP)	$8,518	$10,757	$38,383	$42,509
Currency impact	(105)		(1,687)
Business days impact	(109)		(639)
Same-day constant currency revenue	$8,304		$36,057

Asia Pacific
As reported (GAAP)	$13,126	$12,693	$50,492	$52,141
Currency impact	734		1,915
Business days impact	(46)		(624)
Same-day constant currency revenue	$13,814		$51,783

Total Consolidated
As reported (GAAP)	$148,198	$184,449	$632,801	$775,643
Currency impact	270		(1,925)
Business days impact	(155)		(1,263)
Same-day constant currency revenue	$148,313		$629,613

Number of Business Days
North America (1)	65	65	251	251
Europe (2)	62	61	253	248
Asia Pacific (2)	61	61	248	245

(1) This represents the number of business days in the United States.

(2) The business days in international regions represent the weighted average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income, the most directly comparable GAAP financial measure (in thousands, except percentages).

	For the Years Ended
	May 25, 2024	% of Revenue	May 27, 2023	% of Revenue	May 28, 2022	% of Revenue

Net income	$21,034	3.3%	$54,359	7.0%	$67,175	8.3%
Adjustments:
Amortization expense	5,378	0.9	5,018	0.6	4,908	0.6
Depreciation expense	3,050	0.5	3,539	0.4	3,575	0.4
Interest (income) expense, net	(1,064)	(0.2)	552	0.1	1,064	0.2
Income tax expense	8,795	1.4	18,259	2.4	15,793	2.0
EBITDA	37,193	5.9	81,727	10.5	92,515	11.5
Stock-based compensation expense	5,732	0.9	9,521	1.2	8,168	1.0
Technology transformation costs (1)	6,901	1.1	6,355	0.8	1,449	0.2
Goodwill impairment (2)	-	-	2,955	0.4	-	-
Acquisition costs (3)	1,970	0.3	-	-	-	-
Restructuring costs (4)	4,087	0.6	(364)	-	833	0.1
Contingent consideration adjustment	(4,400)	(0.7)	-	-	166	-
Adjusted EBITDA	$51,483	8.1%	$100,194	12.9%	$103,131	12.8%

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

(2) The effect of the goodwill impairment charge recognized during the year ended May 27, 2023 was related to the Sitrick operating segment.

(3) Acquisition costs primarily represent one-time costs included in net income related to the Company’s business acquisitions, which include fees paid to the Company’s other professional services firms. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

(4) The Company initiated the cost reduction plan (the “U.S. Restructuring Plan”) in October 2023 and substantially completed the U.S. Restructuring Plan during fiscal 2024. In addition, the Company substantially completed its global restructuring and business transformation plans in North America, Asia Pacific and Europe in fiscal 2021 and the remaining accrued restructuring liability was released in fiscal 2023.
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

Results of Operations
The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue below. The fiscal years ended May 25, 2024, May 27, 2023 and May 28, 2022 all consisted of 52 weeks (in thousands, except percentages).

	For the Years Ended
	May 25, 2024	% of Revenue	May 27, 2023	% of Revenue	May 28, 2022	% of Revenue
Revenue	$632,801	100.0%	$775,643	100.0%	$805,018	100.0%
Direct cost of services	386,733	61.1	462,501	59.6	488,376	60.7
Gross profit	246,068	38.9	313,142	40.4	316,642	39.3
Selling, general and administrative expenses	208,864	33.0	228,842	29.5	224,721	27.9
Amortization expense	5,378	0.9	5,018	0.6	4,908	0.6
Depreciation expense	3,050	0.5	3,539	0.4	3,575	0.4
Goodwill impairment	-	-	2,955	0.4	-	-
Income from operations	28,776	4.5	72,788	9.5	83,438	10.4
Interest (income) expense, net	(1,064)	(0.2)	552	0.1	1,064	0.2
Other expense (income)	11	-	(382)	-	(594)	(0.1)
Income before income tax expense	29,829	4.7	72,618	9.4	82,968	10.3
Income tax expense	8,795	1.4	18,259	2.4	15,793	2.0
Net income	$21,034	3.3%	$54,359	7.0%	$67,175	8.3%
Year Ended May 25, 2024 Compared to Year Ended May 27, 2023
Percentage change computations are based upon amounts in thousands. Fiscal 2024 and fiscal 2023 consisted of 52 weeks.
Revenue. Revenue decreased $142.8 million, or 18.4%, to $632.8 million for the year ended May 25, 2024 from $775.6 million for the year ended May 27, 2023. On a same-day constant currency basis, revenue during fiscal 2024 decreased $146.0 million, or 18.8%, compared to fiscal 2023. Billable hours decreased 13.8% and the average bill rate declined 4.7% (5.5% on a constant currency basis) during fiscal 2024 compared to fiscal 2023. The decrease in billable hours is due to reduced client spending, in part due to uncertainty in the global macroeconomic environment and the lower average bill rate during fiscal 2024 was due to an increasingly competitive pricing environment as well as the ongoing shift in revenue mix to the Asia Pacific region which carries a lower average bill rate.
The following table represents our GAAP consolidated revenues by geography (in thousands, except percentages):

	For the Years Ended
	May 25, 2024	% of Revenue	May 27, 2023	% of Revenue
North America	$543,926	86.0%	$680,993	87.8%
Europe	38,383	6.0	42,509	5.5
Asia Pacific	50,492	8.0	52,141	6.7
Total	$632,801	100.0%	$775,643	100.0%

Revenue declined in all geographic regions during fiscal 2024 compared to the same period in fiscal 2023 reflecting reduced client spending across a majority of our markets, client segments and solution offerings as a result of the continued uncertainty in the global macroeconomic environment. Gross pipeline has soften slightly compared to a year ago; however, the time to close opportunities in the pipeline continued to be protracted, which is typical in a tougher macro environment when clients are more hesitant and slow down the pace of spend on professional services. North America was most impacted by these conditions and experienced a revenue decline of 20.1%, or 20.4% on a same-day constant currency basis, from fiscal 2023. Europe revenue decreased 9.7%, or 15.2% on a same-day constant currency basis, as compared to fiscal 2023. Asia Pacific revenue declined 3.2%, or 0.7% on a same-day constant currency basis, compared to fiscal 2023. Large multinational clients continue to shift work to lower cost markets such as India and the Philippines, creating demand in India and the Philippines, which partially mitigated the impact of softer markets in the rest of Asia Pacific. In addition, CloudGo, our recent acquisition completed in the second fiscal quarter of 2024, contributed $4.2 million of revenue to the Asia Pacific region. We continued to focus on improving pricing during fiscal 2024. Despite the competitive pricing environment, the U.S. and Europe average bill rates increased by 1.4% and 2.7% on a constant currency basis, respectively, compared to the prior year. Average bill rate in the Asia Pacific region declined by 4.3% on a constant currency basis during fiscal 2024 compared to fiscal 2023 due to a shift in revenue mix to India and the Philippines which have lower average bill rates.

Direct Cost of Services. Direct cost of services decreased $75.8 million, or 16.4%, to $386.7 million during fiscal 2024 from $462.5 million for fiscal 2023. The decrease in direct cost of services year over year was primarily attributable to a 13.8% decrease in billable hours as a result of reduced client spending as noted above, and a 4.9% decrease in average pay rate during fiscal 2024 compared to the same period in fiscal 2023. Average pay rates decreased as a result of the shift in business mix towards Asia Pacific where pay rates are typically lower.

Direct cost of services as a percentage of revenue was 61.1% for fiscal 2024 compared to 59.6% for fiscal 2023. The slight increased percentage compared to the prior year was partially attributable to a nearly 60 basis point increase in employee health benefit expenses as a percentage of revenue and a 20 basis point increase in the pay/bill ratio.
The number of consultants on assignment at the end of fiscal 2024 was 2,585 compared to 3,145 at the end of fiscal 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $208.9 million, or 33.0% of revenue, for the year ended May 25, 2024 compared to $228.8 million, or 29.5% of revenue, for the year ended May 27, 2023. The $20.0 million decrease in SG&A year-over-year was primarily attributed to a reduction in bonuses and commissions by $17.1 million, primarily related to lower revenue and profitability achievement compared to incentive compensation targets, a $4.4 million favorable non-cash adjustment on contingent consideration related to the CloudGo acquisition, a decrease of $3.8 million in stock-based compensation expense as a result of forfeitures and remeasurement of achievement associated with performance based equity awards, and lower management compensation expense of $3.5 million partially attributable to the U.S. Restructuring Plan initiated in October 2023. These reductions were partially offset by $4.5 million related to employee termination benefits in connection with the actions taken under the U.S. Restructuring Plan during fiscal 2024, a $2.2 million increase in computer software and certain professional services fees, and $2.0 million of acquisition related costs in connection with the acquisitions of CloudGo and Reference Point.
Management and administrative headcount was 791 at the end of fiscal 2024 and 917 at the end of fiscal 2023. Management and administrative headcount includes full-time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full-time equivalent headcount.
Contingent Consideration Adjustment. In connection with our acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified performance targets, such as revenue and operating profit. As of the acquisition date, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect.

We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within the selling, general and administrative expenses in our Consolidated Statements of Operations. During the year ended May 25, 2024 and May 27, 2023, we recorded $(4.4) million and zero of contingent consideration adjustments, respectively. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion information.
Income Taxes. Income tax expense was $8.8 million (effective tax rate of 29.5%) for the year ended May 25, 2024 compared to $18.3 million (effective tax rate of 25.1%) for the year ended May 27, 2023.

The higher effective tax rate during fiscal 2024 was attributed primarily to a non-recurring increase in forfeiture of stock options in connection with an employee termination during the fiscal year. The higher effective tax rate was partially offset by rate benefits from the nontaxable income on the reversal of CloudGo's contingent liability, a foreign exchange loss as a result of the repatriation of funds from our Japan subsidiary and a partial release of valuation allowance on domestic capital loss carryforwards in relation to the pending sale of the Company's Irvine building. Additionally, the lower effective tax rate during fiscal 2023 resulted from a number of one-time tax benefits recognized, including the release of valuation allowance in a couple of our foreign subsidiaries.

We recognized a tax benefit of approximately $1.3 million and $2.1 million for the years ended May 25, 2024 and May 27, 2023, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

We reviewed the components of both book and taxable income to prepare the tax provision. There can be no assurance that our effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of disqualifying dispositions of certain stock options. Based upon current economic circumstances and our business performance, management will continue to monitor the need to record additional or release existing valuation allowances in the future, primarily related to deferred tax assets in certain foreign jurisdictions and on domestic capital loss carryforwards. Realization of the currently reserved deferred tax assets is dependent upon generating sufficient future taxable income of the appropriate character in the domestic and foreign territories.

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

We repatriated $10.2 million from our Japan subsidiary during fiscal 2024. Remaining unremitted earnings as of May 25, 2024 in our Japan subsidiary are intended to be indefinitely reinvested in our Japan subsidiary's operations and growth, and no deferred tax liability has been established on the remaining unremitted earnings. Going forward, the indefinite reversal criteria will apply only to the portion of our Japan subsidiary’s unremitted earnings that are needed for its ongoing operations and growth.

Operating Results of Segments
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

RGP is the Company’s only operating segment that meets the quantitative threshold of a reportable segment. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is the only entity disclosed in Other Segments for fiscal 2024 and fiscal 2023.

On November 15, 2023, the Company acquired CloudGo. CloudGo is reported as part of the RGP operating segment. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

During the first quarter of fiscal 2025, the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, announced a decision to reorganize the Company’s business by forming multiple discrete operational business units. To align the new operating model and business structure, the Company is making management organizational changes and implementing new reporting modules and processes to provide discrete information to manage the business. Management expects to finalize its assessment of its operating segments when the implementations and transitions are completed, which is expected to be in the first quarter of fiscal 2025.

The following table presents our current operating results by segment (in thousands, except percentages):

	For the Years Ended
Revenue:	May 25, 2024	% of Revenue	May 27, 2023	% of Revenue
RGP	$622,895	98.4%	$764,511	98.6%
Other Segments	9,906	1.6	11,132	1.4
Total revenue	$632,801	100.0%	$775,643	100.0%

	For the Years Ended
Adjusted EBITDA:	May 25, 2024	% of Adj EBITDA	May 27, 2023	% of Adj EBITDA
RGP	$84,677	164.5%	$132,377	132.1%
Other Segments	(676)	(1.3)	1,179	1.2
Reconciling Items (1)	(32,518)	(63.2)	(33,362)	(33.3)
Total Adjusted EBITDA (2)	$51,483	100.0%	$100,194	100.0%
(1)Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2)A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”
Revenue by Segment
RGP – RGP revenue decreased $141.6 million, or 18.5% to $622.9 million in fiscal 2024 compared to $764.5 million in fiscal 2023, primarily as a result of a 13.8% decrease in billable hours and a 5.5% decrease in average bill rate year over year, as discussed in the consolidated operating results discussion above. Revenue from RGP represents more than 95% of total consolidated revenue and generally reflects the overall consolidated revenue trend.

The number of consultants on assignment under the RGP segment as of May 25, 2024 was 2,572 compared to 3,131 as of May 27, 2023.
Other Segments – Other Segments’ revenue decreased $1.2 million, or 11.0%, to $9.9 million in fiscal 2024 compared to $11.1 million in fiscal 2023, primarily as a result of a $1.0 million decline in Sitrick revenue. Sitrick continued to be affected by delays in court proceedings and more settlements, hindering leads for revenue generation in the business.
The number of consultants on assignment under Other Segments as of May 25, 2024 was 13 compared to 14 as of May 27, 2023.
Adjusted EBITDA by Segment
RGP – RGP Adjusted EBITDA decreased $47.7 million, or 36.0%, to $84.7 million in fiscal 2024 compared to $132.4 million in fiscal 2023. The decrease was primarily attributable to the $141.6 million decrease in revenue during fiscal 2024, which was partially offset by the decrease in the cost of services of $75.5 million and the increase in other income of $0.4 million. Additionally, SG&A costs attributed to RGP decreased $18.8 million during fiscal 2024 as compared to fiscal 2023 primarily due to the decrease in bonuses and commissions of $12.5 million as a result of lower revenue and profitability achievement compared to incentive compensation targets, decreases in management compensation expense of $3.9 million partially due to the U.S. Restructuring Plan, net of decrease in seller/doer utilization, a $1.8 million decrease in bad debt expense, and a $0.9 million reduction in recruiting expenses. These reductions were offset by a $0.3 million increase in all other general and administration expenses to support the business. During fiscal 2024, the material costs and expenses attributable to the RGP segment that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $8.3 million and stock-based compensation expense of $4.5 million.
The trend in revenue, cost of services, and other costs and expenses at RGP year over year are generally consistent with those at the consolidated level, as discussed above, with the exception that the SG&A used to derive segment Adjusted EBITDA does not include certain unallocated corporate administrative costs.
Other Segments – Other Segments’ Adjusted EBITDA declined $1.9 million to $(0.7) million in fiscal 2024 compared to $1.2 million in fiscal 2023 due to lower revenue performance. For fiscal 2024, the material costs and expenses attributable to the Other Segments that are not included in computing the segment measure of Adjusted EBITDA included depreciation and amortization expenses of $0.1 million and stock-based compensation expense of $1.3 million.
Year Ended May 27, 2023 Compared to Year Ended May 28, 2022
For a comparison of our results of operations at the consolidated and segment level for the fiscal years ended May 27, 2023 and May 28, 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 25, 2023 (File No. 0-32113).
Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During fiscal 2024, we generated positive cash flow from operations and have generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of May 25, 2024, we had $108.9 million of cash and cash equivalents, including $44.4 million held in international operations.

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

Future borrowings under the Credit Facility bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company pays an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio. As of May 25, 2024, we had no debt outstanding and $1.4 million of outstanding letters of credit issued under the Credit Facility. As of May 25, 2024, there was $173.6 million remaining capacity under the Credit Facility.

The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of May 25, 2024, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2024 Strategic Focus Areas” above, requires significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The actual amount of investment and the timing will depend on a number of variables, including progress made on the implementation. As of May 25, 2024, we capitalized $16.1 million related to the technology platform initiative; in addition, we recorded $6.9 million of expenses relating to these investments during fiscal 2024. As of May 25, 2024, the remaining investments required for this multi-year initiative is estimated to be in the range of $10.0 million to $20.0 million. We expect a large portion of the remaining investment will take place in fiscal 2025. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. Such efforts will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of May 25, 2024, we have non-cancellable purchase obligations totaling $11.4 million, which primarily consist of payments pursuant to the licensing arrangements that we have entered into in connection with this initiative: $4.9 million due during fiscal 2025; $3.4 million due during fiscal 2026; $2.1 million due during fiscal 2027; and $1.0 million due thereafter.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. Most recently, on June 13, 2024 we paid a dividend of $0.14 per share of our common stock to stockholders of record at the close of business on May 16, 2024. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by our Board of Directors.

On November 15, 2023, the Company acquired CloudGo pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). The Company paid initial cash consideration of $7.4 million (net of $0.3 million cash acquired). The CloudGo SPA also provides for contingent consideration of up to $12 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that begin after the acquisition date. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

The Company entered into a Membership Interest Purchase Agreement, dated as of March 27, 2024, and as amended and restated as of June 30, 2024 (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the sole member of Reference Point, pursuant to which the Company agreed to acquire 100% of the membership interests of Reference Point. See Note 19 – Subsequent Event in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

Operating Activities, Fiscal 2024 and 2023

Operating activities provided cash of $21.9 million in fiscal 2024 compared to $81.6 million in fiscal 2023. During fiscal 2024, cash provided from operations resulted from net income of $21.0 million and non-cash adjustments of $11.2 million. Additionally, during fiscal 2024, net unfavorable changes in operating assets and liabilities totaled $10.4 million, primarily consisting of a $24.5 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during fiscal 2024, a $9.9 million increase in other assets largely related to the investments in our technology implementation, a $3.3 million increase in prepaid income taxes, a $1.9 million decrease in other liabilities, and a $0.8 million increase in prepaid expenses and other assets. These unfavorable changes are partially offset by a $29.6 million decrease in trade accounts receivable.

In fiscal 2023, cash provided by operations resulted from net income of $54.4 million and non-cash adjustments of $12.8 million. Additionally, net favorable changes in operating assets and liabilities totaled $14.5 million, primarily consisting of a $30.0 million decrease in income taxes (which included $35.5 million in U.S. federal income tax refunds including interest income), a $13.6 million decrease in trade accounts receivable and a $1.6 million increase in accounts payable and other accrued expenses. These favorable changes are partially offset by a $21.5 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during fiscal 2023, a $5.3 million decrease in other liabilities and a $4.1 million increase in other assets attributed primarily to the capitalized cost of implementing our technology transformation.

Investing Activities, Fiscal 2024 and 2023

Net cash used in investing activities was $8.6 million in fiscal 2024 compared to net cash provided of $3.9 million in fiscal 2023. Net cash used in investing activities during fiscal 2024 was primarily related to the acquisition of CloudGo and costs incurred for the development of internal-use software and acquisition of property and equipment. Net cash provided by investing activities during fiscal 2023 was primarily related to the cash proceeds from the divestiture of taskforce partially offset by the costs incurred for the development of internal-use software and acquisition of property and equipment.

Financing Activities, Fiscal 2024 and 2023

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

Net cash used in financing activities totaled $20.7 million fiscal 2024 compared to $71.9 million during fiscal 2023. Net cash used in financing activities during fiscal 2024 consisted of cash dividend payments of $18.8 million and $8.0 million to purchase 606,254 shares of common stock on the open market; these uses were partially offset by $6.1 million in proceeds received from ESPP share purchases and employee stock option exercises.

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
For a comparison of our cash flow activities for the fiscal years ended May 27, 2023 and May 28, 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 25, 2023 (File No. 0-32113).
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
As of May 25, 2024, we had approximately $108.9 million of cash and cash equivalents and no borrowings under our Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
We may become exposed to interest rate risk related to fluctuations in the term SOFR rate used under our Credit Facility. See "Liquidity and Capital Resources” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the interest rate on our Credit Facility. As of May 25, 2024, we had no borrowings outstanding under our Credit Facility.
Foreign Currency Exchange Rate Risk. For the year ended May 25, 2024, approximately 17.8% of our revenues were generated outside of the U.S. compared to approximately 14.3% of our revenues for the year ended May 27, 2023. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 59.2% of our cash and cash equivalents balances as of May 25, 2024 were denominated in U.S. dollars. The remaining amount of approximately 40.8% was comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. This compares to approximately 56.9% of our cash and cash equivalents balances as of May 27, 2023 that were denominated in U.S. dollars and approximately 43.1% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan and Canadian Dollars. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the “Company”) as of May 25, 2024 and May 27, 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 25, 2024, and the related notes (collectively the “financial statements”). We also have audited the Company's internal control over financial reporting as of May 25, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 25, 2024 and May 27, 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 25, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 25, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee of the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of RGP Reporting Unit for Goodwill Impairment Testing

As described in Notes 2 and 5 to the financial statements, the Company’s goodwill balance assigned to the RGP reporting unit was $216.6 million. The Company tests for impairment of goodwill at the reporting unit level at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. The Company determined the fair value of the RGP reporting unit using a discounted cash flow methodology. When determining the fair value of the RGP reporting unit management makes significant estimates and assumptions, including revenue growth rates, projected operating costs, and discount rates.

We identified the valuation of the RGP reporting unit for goodwill impairment testing as a critical audit matter given the significant estimates and assumptions management makes to determine the fair value of the RGP reporting unit including revenue growth rates, projected operating costs, and discount rates utilized. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased audit effort, including the involvement of our valuation specialists.

Our audit procedures related to the valuation of the Company’s RGP reporting unit included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of the Company’s RGP reporting unit and tested such controls for design and operating effectiveness, including management review controls.

•We evaluated the reasonableness of management’s forecasts of revenue growth rates by comparing the forecasts to (1) historical results, and (2) external market and industry data.

•We tested the reasonableness of management’s revenue projections by comparing management’s prior forecasts of future revenues to historical results for the Company.

•We evaluated the reasonableness of management’s forecasts of operating costs as a percentage of revenue by comparing the forecasts to the historical results, and comparison to guideline public companies.

•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:
◦Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Evaluating the appropriateness of the valuation method used by management and testing their mathematical accuracy.

Valuation of CloudGo Pte Ltd. acquisition-date contingent consideration

As described in Note 3 to the financial statements, the Company acquired CloudGo Pte Ltd. (“CloudGo”) in November 2023. The total consideration on the acquisition date for CloudGo amounted to approximately $12.2 million, which included an estimated acquisition-date fair value contingent consideration of approximately $4.4 million. The contingent consideration may be paid based on the achievement of certain revenue and operating profit margin performance during two one-year performance periods that begin after the acquisition date. The acquisition-date fair value of the contingent consideration was estimated using a Monte Carlo simulation model.

In estimating the acquisition-date fair value of the contingent consideration, management was required to make significant judgments in formulating the significant estimates and assumptions about future revenue and operating expenses when utilizing the aforementioned valuation method.

We identified the Company’s valuation of the contingent consideration related to the acquisition of CloudGo as a critical audit matter due to the high degree of auditor judgment, including the use of our valuation specialists, involved in performing procedures and evaluating audit evidence related to significant estimates and assumptions utilized by management, including revenue and operating expenses, when calculating the fair value of the contingent consideration.

Our audit procedures related to the Company’s valuation of the contingent consideration in connection with the aforementioned acquisition included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of the contingent consideration and tested such controls for design and operating effectiveness, including management review controls.

•We evaluated the reasonableness of management’s forecasts of revenue and operating expenses by comparing the forecasts to (1) the historical results, and (2) external market and industry data.

•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation model that reflects the use of multiple probabilities.
/s/ RSM US LLP
We have served as the Company’s auditor since 2012.
Irvine, California
July 22, 2024

RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	May 25, 2024	May 27, 2023
ASSETS
Current assets:
Cash and cash equivalents	$108,892	$116,784
Trade accounts receivable, net of allowances of $2,755 and $3,283 as of May 25, 2024 and May 27, 2023, respectively	108,515	137,356
Prepaid expenses and other current assets	6,888	5,187
Assets held for sale	8,909	-
Income taxes receivable	7,551	4,739
Total current assets	240,755	264,066
Goodwill	216,579	206,722
Intangible assets, net	9,573	11,521
Property and equipment, net	3,763	15,380
Operating right-of-use assets	11,899	15,856
Deferred tax assets	11,312	10,701
Other non-current assets	17,033	7,753
Total assets	$510,914	$531,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$15,223	$14,464
Accrued salaries and related obligations	41,999	64,776
Operating lease liabilities, current	4,735	7,460
Other liabilities	10,476	10,384
Total current liabilities	72,433	97,084
Long-term debt	-	-
Operating lease liabilities, non-current	8,586	10,274
Deferred tax liabilities	8,680	7,136
Other non-current liabilities	2,452	2,985
Total liabilities	92,151	117,479
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 36,194 and 35,545 shares issued, and 33,556 and 33,475 shares outstanding as of May 25, 2024 and May 27, 2023, respectively	363	355
Additional paid-in capital	389,720	378,657
Accumulated other comprehensive loss	(17,713)	(17,290)
Retained earnings	88,595	87,648
Treasury stock at cost, 2,638 and 2,070 shares as of May 25, 2024 and May 27, 2023, respectively	(42,202)	(34,850)
Total stockholders’ equity	418,763	414,520
Total liabilities and stockholders’ equity	$510,914	$531,999
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Revenue	$632,801	$775,643	$805,018
Direct cost of services	386,733	462,501	488,376
Gross profit	246,068	313,142	316,642
Selling, general and administrative expenses	208,864	228,842	224,721
Amortization expense	5,378	5,018	4,908
Depreciation expense	3,050	3,539	3,575
Goodwill impairment	-	2,955	-
Income from operations	28,776	72,788	83,438
Interest (income) expense, net	(1,064)	552	1,064
Other expense (income)	11	(382)	(594)
Income before income tax expense	29,829	72,618	82,968
Income tax expense	8,795	18,259	15,793
Net income	$21,034	$54,359	$67,175

Net income per common share:
Basic	$0.63	$1.63	$2.04
Diluted	$0.62	$1.59	$2.00

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,445	33,407	32,953
Diluted	33,895	34,185	33,556

Cash dividends declared per common share	$0.56	$0.56	$0.56
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022

Net income	$21,034	$54,359	$67,175
Foreign currency translation adjustment, net of tax	(423)	(806)	(9,091)
Total comprehensive income	$20,611	$53,553	$58,084
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances as of May 29, 2021	64,626	$646	$489,864	31,741	$(520,800)	$(7,393)	$367,229	$329,546
Exercise of stock options	834	8	11,949	-	-	-	-	11,957
Stock-based compensation expense	-	-	7,027	-	-	-	-	7,027
Issuance of common stock purchased under Employee Stock Purchase Plan	462	5	5,174	-	-	-	-	5,179
Issuance of restricted stock	97	1	(1)	(2)	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	72	1	(1,096)	-	-	-	-	(1,095)
Amortization of restricted stock issued out of treasury stock to board of director members	-	-	(24)	-	114	-	(50)	40
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,638)	(18,638)
Retirement of treasury stock	(31,739)	(317)	(157,646)	(31,739)	520,686	-	(362,723)	-
Repurchase of common stock	-	-	-	1,155	(19,651)	-	-	(19,651)
Dividend equivalents on equity awards	-	-	255	-	-	-	(255)	-
Currency translation adjustment	-	-	-	-	-	(9,091)	-	(9,091)
Net income for the year ended May 28, 2022	-	-	-	-	-	-	67,175	67,175
Balances as of May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	624	5	9,026	-	-	-	-	9,031
Stock-based compensation expense	-	-	9,270	-	-	-	-	9,270
Issuance of common stock purchased under Employee Stock Purchase Plan	393	4	5,995	-	-	-	-	5,999
Issuance of restricted stock	97	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	79	1	(1,763)	-	-	-	(5)	(1,767)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,816)	(18,816)
Repurchase of common stock	-	-	-	915	(15,199)	-	-	(15,199)
Dividend equivalents on equity awards	-	-	628	-	-	-	(628)	-
Currency translation adjustment	-	-	-	-	-	(806)	-	(806)
Net income for the year ended May 27, 2023	-	-	-	-	-	-	54,359	54,359
Balances as of May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	32	1	451	-	-	-	-	452
Stock-based compensation expense	-	-	5,703	-	-	-	-	5,703
Issuance of common stock purchased under Employee Stock Purchase Plan	456	5	5,646	-	-	-	-	5,651
Issuance of restricted stock	75	1	(1)	(38)	648	-	(648)	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	86	1	(1,336)	-	-	-	-	(1,335)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,839)	(18,839)
Repurchase of common stock	-	-	-	606	(8,000)	-	-	(8,000)
Dividend equivalents on equity awards	-	-	600	-	-	-	(600)	-
Currency translation adjustment	-	-	-	-	-	(423)	-	(423)
Net income for the year ended May 25, 2024	-	-	-	-	-	-	21,034	21,034
Balances as of May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Cash flows from operating activities:
Net income	$21,034	$54,359	$67,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,428	8,557	8,483
Stock-based compensation expense	5,732	9,521	8,168
Contingent consideration adjustment	(4,400)	-	166
Loss or (gain) on dissolution of subsidiaries	-	220	(884)
Goodwill impairment	-	2,955	-
Adjustment to allowances	137	1,440	557
Deferred income taxes	440	(9,701)	(11,053)
Other, net	910	(230)	1,488
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	29,631	13,552	(44,756)
Prepaid expenses and other current assets	(766)	294	916
Income taxes	(3,252)	30,027	2,057
Other assets	(9,862)	(4,067)	(393)
Accounts payable and other accrued expenses	305	1,551	1,022
Accrued salaries and related obligations	(24,531)	(21,535)	21,996
Other liabilities	(1,887)	(5,307)	(5,498)
Net cash provided by operating activities	21,919	81,636	49,444

Cash flows from investing activities:
Proceeds from sale of taskforce	-	5,953	-
Proceeds from sale of assets	-	2	-
Acquisition of CloudGo, net of cash acquired	(7,411)	-	-
Investments in property and equipment and internal-use software	(1,143)	(2,012)	(2,961)
Net cash (used in) provided by investing activities	(8,554)	3,943	(2,961)

Cash flows from financing activities:
Proceeds from exercise of stock options	465	10,070	13,105
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,651	5,999	5,179
Repurchase of common stock	(8,000)	(15,199)	(19,651)
Payment of contingent consideration liabilities	-	-	(3,575)
Proceeds from Revolving Credit Facility	-	15,000	73,393
Repayments on Revolving Credit Facility	-	(69,000)	(63,000)
Payment of debt issuance costs	-	-	(222)
Payment of cash dividends	(18,825)	(18,784)	(18,600)
Net cash used in financing activities	(20,709)	(71,914)	(13,371)

Effect of exchange rate changes on cash	(548)	(1,105)	(3,034)
Net (decrease) increase in cash	(7,892)	12,560	30,078
Cash and cash equivalents at beginning of period	116,784	104,224	74,391
Cash, cash equivalents and restricted cash at end of period	108,892	116,784	104,469
Less: Restricted cash at end of period	-	-	(245)
Cash and cash equivalents at end of period	$108,892	$116,784	$104,224

Supplemental cash flow disclosures
Income taxes paid (refund), net	$11,161	$(2,913)	$24,619
Interest paid	$352	$962	$1,047
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by landlord	$-	$-	$7
Dividends declared, not paid	$4,695	$4,681	$4,647
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
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal years 2024, 2023 and 2022 consisted of four 13-week quarters and included a total of 52 weeks of activity in each fiscal year.
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
Each of these segments reports through a separate management team to the Company’s Chief Executive Officer, who is designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. RGP is the Company’s only reportable segment. Sitrick does not individually meet the quantitative threshold to qualify as a reportable segment. Therefore, Sitrick is the only entity disclosed in Other Segments in fiscal 2024 and 2023. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.
On November 15, 2023, the Company acquired CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”). CloudGo is reported as part of the RGP operating segment. See Note 3 – Acquisitions and Dispositions for further information.
On May 31, 2022, the Company divested taskforce – Management on Demand GmbH, and its wholly-owned subsidiary skillforce – Executive Search GmbH, a German professional services firm operating under the taskforce brand (“taskforce”); see Note 3 – Acquisitions and Dispositions for further information. Since the second quarter of fiscal 2021 and prior to the divestment, the business operated by taskforce, along with its parent company, Resources Global Professionals (Germany) GmbH (“RGP Germany”), an affiliate of the Company, represented an operating segment of the Company and was reported as a part of Other Segments in fiscal 2022.
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
The Company recognizes revenues primarily on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because it controls the services before they are transferred to the customers. The Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; c) is primarily responsible for fulfilling the promise to provide the service to the customer; and d) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $4.3 million, $4.7 million and $4.1 million for the years ended May 25, 2024, May 27, 2023, and May 28, 2022, respectively.
Commissions earned by the Company’s sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. The Company elected to apply the practical expedient to expense sales commissions as incurred as the expected amortization period is one year or less. Sales commissions are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended May 25, 2024, May 27, 2023 and May 28, 2022, sales commission expense was $2.8 million, $3.3 million, and $6.8 million, respectively.
The Company’s clients are contractually obligated to pay the Company for all hours billed. The Company invoices most of its clients on a weekly basis or, in certain circumstances, on a bi-weekly or monthly basis, and its typical arrangement of payment is due within 30 days. To a much lesser extent, in certain circumstances, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.3%, of revenue for each of the years ended May 25, 2024, May 27, 2023 and May 28, 2022. Permanent placement fees were 0.2%, 0.3% and 0.6% of revenue for the years ended May 25, 2024, May 27, 2023 and May 28, 2022, respectively.
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

The following table summarizes the calculation of net income per share for the years ended May 25, 2024, May 27, 2023 and May 28, 2022 (in thousands, except per share amounts):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022

Net income	$21,034	$54,359	$67,175
Weighted-average shares outstanding:
Basic weighted-average shares	33,445	33,407	32,953
Effect of dilutive shares:
Weighted-average shares — Basic	33,445	33,407	32,953
Potentially dilutive stock options	48	359	369
Potentially dilutive employee stock purchase plan	14	8	-
Potentially dilutive restricted stock awards	56	64	44
Potentially dilutive restricted stock units	179	233	185
Potentially dilutive performance stock units	153	114	5
Diluted weighted-average shares outstanding	33,895	34,185	33,556
Net income per common share:
Basic	$0.63	$1.63	$2.04
Dilutive	$0.62	$1.59	$2.00
Anti-dilutive shares not included above	2,152	704	1,759
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
Level 3 – Unobservable inputs.
Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities related to the acquisition of CloudGo were preliminarily valued at $4.4 million as of November 25, 2023 and zero as of May 25, 2024. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability will be remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.
The Company’s remaining financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and other accrued expenses, and long-term debt, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for estimated losses resulting from its clients’ failure to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of the Company’s clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.
The following table summarizes the activity in the allowance for credit losses (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Other	(Write-offs)/ Recoveries	Ending Balance
Years Ended:
May 28, 2022	$2,032	$557	$(14)	$(39)	$(415)	$2,121
May 27, 2023	$2,121	$1,440	$1	$-	$(279)	$3,283
May 25, 2024	$3,283	$137	$5	$2	$(672)	$2,755
Assets and Liabilities Held for Sale
Assets and liabilities held for sale primarily represent property and equipment, and other assets and liabilities that have met the criteria of “held for sale” accounting, as specified by ASC 360, Property, Plant, and Equipment. The effect of suspending amortization on noncurrent assets held for sale is immaterial to the results of operations.
The Company records assets and liabilities held for sale at the lower of carrying value or fair value less cost to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale.
On February 24, 2024, the Company determined the asset groups associated with the corporate office in Irvine, California met the criteria of held for sale, since the Company intends to complete the sale of these assets within the twelve months following the end of the third quarter of fiscal 2024. The Company concluded that the offering price of the disposal assets was an approximate fair value. See Note 4 – Assets and Liabilities Held for Sale for further information.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building	30 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of useful life of asset or term of lease
Computer, equipment and software	3 to 5 years
Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.

Long-lived Assets
The Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is comprised of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company recorded an impairment against its right of use ("ROU") assets and leasehold improvements of $0.2 million, zero and $0.8 million for the years ended May 25, 2024, May 27, 2023 and May 28, 2022, respectively, primarily associated with exiting certain real estate leases as part of its restructuring initiatives. The impairment charges are included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.
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
Impairment testing is conducted at the reporting unit level. Application of the goodwill impairment test requires judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, and determination of the Company’s weighted average cost of capital. Under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. During the fourth quarter, we voluntarily changed the date of the annual impairment test from the last day of the fourth quarter to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it results in better alignment with our business operating process. This change was applied prospectively and was not material to the Company’s consolidated financial statements as it did not delay, accelerate or avoid an impairment charge. On the first day of the fourth quarter of fiscal 2024, the Company performed an annual goodwill impairment on its RGP reporting unit and elected to perform a quantitative goodwill impairment analysis. As a result of the quantitative impairment test performed on February 25, 2024, the Company concluded that there was no goodwill impairment. Furthermore, there have been no changes in facts, circumstances or events, since the date of the Company's goodwill impairment test through May 25, 2024 that would give rise to modifying this conclusion regarding our goodwill impairment assessment or require further testing. However, the Company concluded in fiscal 2023 that the carrying amount of the Sitrick reporting unit exceeded its fair value, which resulted in an impairment charge of $3.0 million on the goodwill associated with the Other Segments on the Consolidated Statements of Operations as of May 27, 2023. There was no goodwill impairment during the year-ended May 28, 2022.

The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from two to thirteen years. For intangible assets subject to amortization, if the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The Company reviewed its intangible assets and did not identify any impairment as of May 25, 2024, May 27, 2023 and May 28, 2022.
See Note 5 —Goodwill and Intangible Assets for a further description of the Company’s goodwill and intangible assets, including information about the Company’s goodwill impairment assessment.
Leases
The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2030. At May 25, 2024, the Company had no finance leases. The Company’s operating leases are primarily for real estate, which include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants. The Company has not entered into any real estate lease arrangements where it occupies the entire building. As such, the Company does not have any separate land lease components embedded within any of its real estate leases.
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

As of May 25, 2024 and May 27, 2023, the capitalized costs related to hosting arrangements incurred during the application development stage were $16.1 million and $6.0 million, respectively. These capitalized hosting arrangements are included in other non-current assets on the Consolidated Balance Sheets. During the year ended May 25, 2024, there was less than $0.2 million of amortization. No costs were amortized during the year ended May 27, 2023.
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
See Note 12 — Stockholders’ Equity for further information on the repurchase of shares.
Recent Accounting Pronouncements

Recently Issued Accounting Guidance
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
Recently Adopted Accounting Guidance
On October 9, 2023, FASB issued ASU 2023-06, Disclosure Improvements. The effective date for the ASU is immediately after the new Accounting Standards Codification (“ASC”) 260, Earnings Per Share is updated. The Company adopted the guidance effective with the quarter ending November 25, 2023 and prior periods to the date of adoption are presented in accordance with ASC 260 – Earnings Per Share.
Other recent changes in authoritative accounting pronouncements did not, or are not expected to, have a materially significant effect on the Company’s consolidated financial statements.
3. Acquisitions and Dispositions
Acquisition of CloudGo
On November 15, 2023, the Company acquired 100% of the equity interests in CloudGo pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). Headquartered in Singapore, CloudGo is a digital transformation firm primarily focused on technology implementation through the ServiceNow platform. The Company paid cash consideration of $7.4 million (net of $0.3 million of cash acquired).
In addition, the CloudGo SPA provides for contingent consideration of up to $12.0 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that began after the acquisition date. The Company determined the fair value of the contingent consideration as of the acquisition date using the Monte Carlo simulation model and the application of an appropriate discount rate (Level 3 fair value). The preliminary fair value of the contractual obligation to pay the contingent consideration amounted to $4.4 million. Due to a revision in the Company's estimate in the fourth quarter of fiscal 2024, the Company decreased the fair value of the CloudGo contingent consideration liability to zero as of May 25, 2024. The estimate of fair value of contingent consideration liability requires assumptions to be made of various levels of potential revenue and operating profit performance as well as discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.
Results of operations of CloudGo are included in the Consolidated Statements of Operations from the date of acquisition. CloudGo contributed $4.2 million of revenue to the consolidated results of operations during the year ended May 25, 2024 post close of the transaction. During the year ended May 25, 2024, the Company incurred $2.0 million of acquisition related costs in connection with the acquisition of CloudGo and Reference Point. Such costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
In accordance with ASC 805, the Company made an initial provisional allocation of the purchase price for CloudGo based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s provisional purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets consisting of $3.1 million for customer relationships (to be amortized over 9 to 12 years). The Company also provisionally recorded $9.6 million of goodwill. The goodwill is attributable primarily to expected synergies and the assembled workforce of CloudGo.
The following table summarizes the consideration for the acquisition of CloudGo and the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date:
Fair value of consideration transferred (in thousands):

Cash	$7,753
Contingent consideration	4,400
Total	$12,153
Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$342
Trade accounts receivable (1)	778
Prepaid expenses and other current assets	78
Income taxes receivable	2
Intangible assets	3,100
Property and equipment	36
Other non-current assets	13
Total identifiable assets	4,349
Accounts payable and other accrued expenses	411
Accrued salaries and related obligations	366
Deferred tax liabilities	490
Other liabilities	566
Total liabilities assumed	1,833
Net identifiable assets acquired	2,516
Goodwill	9,637
Net assets acquired	$12,153
(1) As of the acquisition date, the gross contractual amount of accounts receivable of $0.8 million was expected to be fully collected, and was subsequently collected.
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
The weighted-average useful life of CloudGo’s customer relationships and intangible assets is approximately 10.94 years.

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

On May 31, 2022, the Company completed the sale of taskforce. Upon conclusion of the Final Completion Accounts and Calculation (as defined in the taskforce SPA), the final purchase price was determined to be EUR 5.5 million (approximately $6.0 million), of which EUR 2.8 million (approximately $3.0 million) was received in cash and EUR 2.7 million (approximately $3.0 million) should become due in July 2024 in accordance with the taskforce SPA. During fiscal year 2023, the Company received full payment from the purchasers of taskforce on the note receivable in the amount of EUR 2.7 million (approximately $3.0 million), which included an interest payment. The Company recognized a $0.2 million gain on the sale during the year ended May 27, 2023, which was recorded in other income in the Company’s Consolidated Statements of Operations.

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

None of the markets sold or exited in fiscal 2023 and 2022 were considered strategic components of the Company’s operations.
4. Assets and Liabilities Held for Sale
As of February 24, 2024, the Company determined the asset groups associated with its corporate office in Irvine, California met the criteria of held for sale, since the Company intends to complete the sale of these assets within the twelve months following the end of the third quarter of fiscal 2024. Accordingly, the related assets classified as held for sale are separately presented in our Consolidated Balance Sheets as of May 25, 2024. In addition, such assets are presented at the lower of carrying value or fair value less any costs to sell. The Company concluded that the offering price of the disposal assets was an approximate fair value, which exceeded the carrying value of the related assets as of May 25, 2024. As such, the assets held for sale are reported at their carrying value.

The following table presents information related to the major classes of assets that were classified as held for sale in our Consolidated Balance Sheets (in thousands):

Assets Held for Sale	As of
Irvine Office Building	May 25, 2024
Building and land	$14,309
Leasehold improvements	321
Furniture and fixtures	1,565
Total assets held for sale, gross	16,195
Less: accumulated depreciation and amortization	(7,286)
Total assets held for sale, net	$8,909
The Company entered into a Purchase and Sale Agreement dated May 15, 2024, and as amended and restated as of May 20, 2024, with a third-party buyer for the sale of its Irvine Building for a total purchase price of $13.0 million. The anticipated closing date for the sale of the property is August 15, 2024.
5. Goodwill and Intangible Assets
There were no impairments during the fiscal years ended May 25, 2024 and May 28, 2022.
During the third quarter of fiscal 2023, the Company completed an interim goodwill impairment analysis for Sitrick, a strategic and crisis communications business acquired in 2009. Many of Sitrick’s target clients were impacted by the initial closures of U.S. courts during the COVID-19 pandemic (the “Pandemic”) and the continued lingering impact on the court system despite the reopening, resulting in less opportunities and a slower revenue conversion typically provided by Sitrick. The Company determined that the carrying value of Sitrick, also a reporting unit, was in excess of its fair value and recorded a non-cash impairment charge of $3.0 million during the third quarter of fiscal 2023. This impairment reduced the goodwill within the Other Segments to zero as of May 27, 2023. See Note 2 – Summary of Significant Accounting Policies for further information.
The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	RGP	Other Segments	Total Company
Balance as of May 28, 2022	$206,830	$2,955	$209,785
Goodwill impairment	-	(2,955)	(2,955)
Impact of foreign currency exchange rate changes	(108)	-	(108)
Balance as of May 27, 2023	$206,722	$-	$206,722
Acquisition (See Note 3)	9,637	-	9,637
Impact of foreign currency exchange rate changes	220	-	220
Balance as of May 25, 2024	$216,579	$-	$216,579
The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands, except for estimated useful life):

		As of May 25, 2024			As of May 27, 2023
	Estimated Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount

Customer contracts and relationships	7 - 12 years	$25,100	$(16,858)	$8,242	$22,000	$(13,802)	$8,198
Computer software	1 - 3.5 years	7,870	(6,539)	1,331	7,541	(4,218)	3,323
Total		$32,970	$(23,397)	$9,573	$29,541	$(18,020)	$11,521

The weighted-average useful lives of the customer contracts and relationships, and computer software are approximately 5.0 years, and 2.5 years, respectively. The weighted-average useful life of all of the Company’s intangible assets is 4.6 years.
The Company recorded amortization expense of $5.4 million, $5.0 million, and $4.9 million for the years ended May 25, 2024, May 27, 2023 and May 28, 2022, respectively. The following table presents future estimated amortization expense based on existing intangible assets held for use (in thousands):

Fiscal Years:
2025	$4,102
2026	2,792
2027	592
2028	2,087
Total	$9,573
Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.
6. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of May 25, 2024	As of May 27, 2023
Building and land	$—	$14,309
Computers, equipment and software	8,303	15,444
Leasehold improvements	10,719	12,900
Furniture	4,417	7,579
Property and equipment, gross	$23,439	$50,232
Less: accumulated depreciation and amortization	(19,676)	(34,852)
Property and equipment, net	$3,763	$15,380
On February 24, 2024, the Company determined the asset groups associated with the corporate office in Irvine, California met the criteria of held for sale. As a result, the Company transferred such asset groups previously used in operations to assets held for sale in its Consolidated Balance Sheet as of May 25, 2024. See Note 4 - Assets and Liabilities Held for Sale for more information.
7. Leases
Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Operating lease cost	$7,280	$7,242	$8,766
Short-term lease cost	192	118	89
Variable lease cost	1,586	1,279	22
Sublease income (1)	(740)	(516)	(994)
Total lease cost	$8,318	$8,123	$7,883
(1)Sublease income does not include rental income received from owned property.

The weighted-average lease terms and discount rates for operating leases are presented in the following table:

	As of May 25, 2024	As of May 27, 2023
Weighted-average remaining lease term	3.5 years	3.4 years
Weighted-average discount rate	4.37%	3.97%
Cash flow and other information related to operating leases is included in the following table (in thousands):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$8,406	$9,258	$11,187
Right-of-use assets obtained in exchange for new operating lease obligations	$3,707	$4,688	$1,748
Future maturities of operating lease liabilities at May 25, 2024 are presented in the following table (in thousands):

Fiscal Years	Operating Lease Maturity
2025	$5,482
2026	3,589
2027	2,329
2028	1,938
2029	1,113
Thereafter	305
Total future lease payments	14,756
Less: interest	(1,435)
Present value of operating lease liabilities	$13,321
The Company, as a lessor, leases approximately 13,000 square feet of the approximately 57,000 square feet of a company-owned building located in Irvine, California to independent third parties and has operating lease agreements for sublet space with independent third parties expiring in fiscal 2025. Rental income received for the years ended May 25, 2024, May 27, 2023 and May 28, 2022 totaled $142,000, $195,000 and $199,000, respectively. Under the terms of these operating lease agreements, rental income from such third-party leases is expected to be $8,344 in fiscal 2025.
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

The Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Credit Agreement requires the Company to comply with financial covenants including limitations on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Credit Agreement as of May 25, 2024.
As of May 25, 2024 and May 27, 2023, the Company had no debt outstanding under the Credit Facility. In addition, the Company had $1.4 million and $0.8 million of outstanding letters of credit issued under the Credit Facility as of May 25, 2024 and May 27, 2023, respectively. As of May 25, 2024, there was $173.6 million of remaining capacity under the Credit Facility.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of May 25, 2024, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on May 25, 2024) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
9. Income Taxes
The following table represents the current and deferred income tax expense (benefit) for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Current:
Federal	$3,245	$19,317	$20,210
State	1,422	6,323	4,131
Foreign	3,596	2,945	2,464
	8,263	28,585	26,805
Deferred:
Federal	935	(6,613)	(5,838)
State	273	(1,357)	1,884
Foreign	(676)	(2,356)	(7,058)
	532	(10,326)	(11,012)
Income tax expense	$8,795	$18,259	$15,793

Income before income tax expense is as follows (in thousands):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Domestic	$23,084	$60,835	$68,416
Foreign	6,745	11,783	14,552
Income before income tax expense	$29,829	$72,618	$82,968

The income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.6	5.6	5.7
Non-U.S. rate adjustments	2.8	1.4	0.7
Stock-based compensation	2.2	(0.1)	0.3
Valuation allowance	5.8	(1.7)	(6.5)
U.S. international tax impact, net of credits	0.9	0.4	0.3
Worthless stock deduction	-	-	(3.2)
FIN48	0.2	0.1	-
Contingent consideration (1)	(3.1)	-	-
Section 986(c) foreign exchange loss (1)	(1.3)	-	-
Capital loss carryforward (1)	(6.2)	-	-
Permanent items	2.5	0.3	1.0
Tax impact of foreign rate changes	0.2	(0.4)	(0.2)
Return-to-provision & other adjustments	(0.5)	(1.6)	0.1
Other, net	0.4	0.1	(0.2)
Effective tax rate	29.5%	25.1%	19.0%

(1)     Our current year rate primarily benefited from the nontaxable income on the reversal of CloudGo's contingent liability, a foreign exchange loss as a result of the repatriation of funds from our Japan subsidiary and the benefit of the capital loss carryforward, partially offset with a valuation allowance as a result of the pending sale of the Company’s Irvine building.

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which we operate. Our accounting policy is to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period it arises.

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of May 25, 2024	As of May 27, 2023
Deferred tax assets:
Allowance for credit losses	$482	$642
Accrued compensation	4,089	5,477
Accrued expenses	970	487
Lease liability	3,345	4,532
Stock options and restricted stock	3,870	4,599
Foreign tax credit	477	431
Net operating losses	17,714	16,623
Capital loss carryforwards	2,343	-
State taxes	113	354
Property and equipment	782	80
Gross deferred tax asset	34,185	33,225
Valuation allowance	(8,550)	(6,514)
Gross deferred tax asset, net of valuation allowance	25,635	26,711
Deferred tax liabilities:
ROU asset	(2,911)	(3,998)
Outside basis difference - Sweden investment	(262)	(262)
Goodwill and intangibles	(19,830)	(18,886)
Net deferred tax asset	$2,632	$3,565
The Organisation for Economic Co-operation and Development ("OECD") has released an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules to reform international corporate taxation and introduce a new 15% global minimum tax applicable to large multinational corporations. Certain jurisdictions have enacted or substantively enacted the Pillar Two legislations. We have considered the applicability of such global implementations and determined that it does not have a material impact on our consolidated financial statements in fiscal 2024. We will continue to monitor and evaluate global implementation of Pillar Two legislations.

Additionally, we are continuing to monitor new guidance with regard to the new corporate alternative minimum tax ("CAMT") and its applicability. We have considered the applicability of the CAMT and determined that it does not have a material impact on our consolidated financial statements in fiscal 2024.

The Company recognized a tax benefit of approximately $1.3 million, $2.1 million and $2.0 million for the years ended May 25, 2024, May 27, 2023 and May 28, 2022, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the ESPP.

The Company has tax-effected foreign net operating loss carryforwards of $17.3 million ($69.7 million on a gross basis), tax-effected state net operating loss carryforwards of $0.4 million, capital loss carryforwards of $2.3 million, and foreign tax credit carryforwards of $0.5 million. The state net operating loss carryforwards will expire beginning in fiscal 2033, the capital loss carryforwards will expire in fiscal 2028, and the foreign tax credits will expire beginning in fiscal 2025. The following table summarizes the foreign net operating losses expiration periods (in thousands):

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:
2026	$21
2027 and beyond	1,111
Unlimited	68,560
Total	$69,692
The following table summarizes the activity in the Company’s valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 28, 2022	$13,263	$(3,152)	$(1,862)	$8,249
May 27, 2023	$8,249	$(1,343)	$(392)	$6,514
May 25, 2024	$6,514	$1,964	$72	$8,550

Realization of deferred tax assets is dependent upon generating sufficient future taxable income of the appropriate character. Management believes that it is more likely than not that all remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

We repatriated $10.2 million from our Japan subsidiary during the year ended May 25, 2024. Remaining unremitted earnings as of May 25, 2024 in our Japan subsidiary are intended to be indefinitely reinvested in our Japan subsidiary's operations and growth. Going forward, the indefinite reversal criteria will apply only to the portion of our Japan subsidiary’s unremitted earnings that are needed for its ongoing operations and growth. Deferred income taxes have not been provided on the undistributed earnings of approximately $31.6 million from the Company's foreign subsidiaries as of May 25, 2024 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company's foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of the transition tax and federal dividends received deduction for foreign source earnings provided under the US Tax Cuts and Jobs Act of 2017.
The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022
Unrecognized tax benefits, beginning of year	$962	$908	$872
Gross increases-tax positions in prior period	71	54	36
Unrecognized tax benefits, end of year	$1,033	$962	$908
The Company’s total liability for unrecognized gross tax benefits was $1.0 million, $1.0 million and $0.9 million as of May 25, 2024, May 27, 2023 and May 28, 2022, respectively, which, if ultimately recognized, any differences in assessment or non-assessment would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as management does not anticipate any cash payments within 12 months to settle the liability.

The Company’s major income tax jurisdiction is the U.S., with federal statutes of limitations remaining open for fiscal 2020 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2020 and thereafter. Most major foreign jurisdictions remain open for fiscal years ended 2019 and thereafter.
The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. During the fiscal years ended May 25, 2024, May 27, 2023 and May 28, 2022, the Company accrued interest of $71,000, $54,000 and $36,000, respectively, as a component of the liability for unrecognized tax benefits.
10. Accrued Salaries and Related Obligations
Accrued salaries and related obligations consist of the following (in thousands):

	As of May 25, 2024	As of May 27, 2023
Accrued salaries and related obligations	$14,450	$15,765
Accrued bonuses	9,039	23,716
Accrued vacation	18,510	25,295
	$41,999	$64,776
11. Concentrations of Credit Risk
The Company currently maintains cash and cash equivalents in commercial paper or money market accounts.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the years ended May 25, 2024, May 27, 2023 and May 28, 2022. No single client accounted for more than 10% of trade accounts receivable as of May 25, 2024 and one single client accounted for more than 10% of trade accounts receivable as of May 27, 2023.
12. Stockholders’ Equity
Stock Repurchase Program
The Company’s Board of Directors has periodically approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the years ended May 25, 2024 and May 27, 2023, respectively, the Company purchased 606,254 and 914,809 shares of its common stock on the open market at an average price of $13.20 and $16.62 per share, for an aggregate total purchase price of approximately $8.0 million and $15.2 million. As of May 25, 2024, approximately $42.2 million remained available for future repurchases of the Company’s common stock under the July 2015 Program.
Quarterly Dividend
Subject to approval each quarter by its Board of Directors, the Company pays a regular dividend. On April 18, 2024, the Board of Directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on June 13, 2024 to stockholders of record at the close of business on May 16, 2024. As of May 25, 2024 and May 27, 2023, approximately $4.7 million was accrued and recorded in other current liabilities in each of the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the Board of Directors.
13. Revenue Recognition
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and contract liabilities.
Contract assets represent the Company’s rights to consideration for completed performance under the contract (e.g., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $29.3 million and $35.4 million as of May 25, 2024 and May 27, 2023, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in other liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.5 million and $3.1 million as of May 25, 2024 and May 27, 2023, respectively. Revenues recognized during the year ended May 25, 2024 that were included in deferred revenues as of May 27, 2023 were $2.5 million. Revenues recognized during the year ended May 27, 2023 that were included in deferred revenues as of May 28, 2022 were $3.0 million.
14. Restructuring Activities
During fiscal 2024, the Company initiated a cost reduction plan, including a reduction in force (the “U.S. Restructuring Plan”) intended to reduce costs and streamline operations, which resulted in a reduction of approximately 12% of the Company’s U.S. management and administrative workforce. The Company incurred employee termination costs of $4.1 million associated with the U.S. Restructuring Plan within its RGP segment during the year ended May 25, 2024, and were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The U.S. Restructuring Plan was substantially completed during the year ended May 25, 2024. The Restructuring adjustments and costs were $(0.4) million and $0.8 million for the year ended May 27, 2023 and May 28, 2022, respectively, related to restructuring efforts in previous fiscal years. Restructuring liability recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet was $0.8 million and zero as of May 25, 2024 and May 27, 2023, respectively.
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
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three years to four years. The performance period for the performance stock unit awards is three years. As of May 25, 2024, there were 1,194,913 shares available for further award grants under the 2020 Plan.

Stock-Based Compensation Expense
Stock-based compensation expense included in selling, general and administrative expenses was $5.7 million, $9.5 million and $8.2 million for the years ended May 25, 2024, May 27, 2023 and May 28, 2022, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of approximately $1.1 million, $2.0 million, and $1.7 million, associated with such stock-based compensation expense for the years ended May 25, 2024, May 27, 2023, and May 28, 2022, respectively.
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
Stock Options
The following table summarizes the stock option activity for the year ended May 25, 2024 (in thousands, except weighted average exercise price):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Awards outstanding at May 27, 2023	2,648	$16.44	4.37	$1,298
Exercised	(32)	14.29
Forfeited	(9)	17.44
Expired	(422)	16.99
Awards outstanding at May 25, 2024	2,185	$16.36	3.21	$—
Exercisable at May 25, 2024	2,185	$16.36	3.21	$—
Vested and expected to vest as of May 25, 2024 (1)	2,185	$16.36	3.20	$—

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested. As of May 25, 2024, all outstanding options have met the vesting requirement.
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.16 as of May 24, 2024 (the last trading day of fiscal 2024), which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value related to stock options exercised during the years ended May 25, 2024, May 27, 2023 and May 28, 2022 was $0.5 million, $11.9 million and $15.1 million, respectively. The total estimated fair value of stock options that vested during the years ended May 25, 2024, May 27, 2023 and May 28, 2022 was $0.3 million, $1.2 million and $2.2 million, respectively.
As of May 25, 2024, there was no unrecognized compensation cost related to unvested and outstanding employee stock options.

Valuation and Expense Information for Stock Based Compensation Plans
There were no employee stock options granted during the years ended May 25, 2024 and May 27, 2023.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the 2019 ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 455,678, 393,060 and 462,000 shares of common stock pursuant to the ESPP for the years ended May 25, 2024, May 27, 2023 and May 28, 2022, respectively. There were 1,323,246 shares of common stock available for issuance under the ESPP as of May 25, 2024.
Restricted Stock Awards
The following table summarizes the activities for the unvested restricted stock awards for the year ended May 25, 2024 (in thousands, except weighted average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 27, 2023	209	$17.19
Granted	113	$13.79
Vested	(99)	$16.33
Forfeited	-	$-
Unvested as of May 25, 2024	223	$15.84
Expected to vest as of May 25, 2024	202	$15.89
As of May 25, 2024, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.49 years. The weighted average estimated fair value per share of restricted stock awards granted during the years ended May 25, 2024, May 27, 2023 and May 28, 2022 was $13.79, $18.31 and $18.28, respectively.
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

The Company also grants RSUs to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the year ended May 25, 2024 (in thousands, except weighted average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 27, 2023	631	$15.78	60	$16.55	691	$15.85
Granted (1)	329	13.50	28	14.07	357	13.54
Vested	(184)	14.91	(40)	15.97	(224)	15.10
Forfeited	(161)	15.55	-	-	(161)	15.55
Unvested as of May 25, 2024	615	$14.91	48	$15.64	663	$14.96
Expected to vest as of May 25, 2024	550	$14.93	48	$15.64	598	$14.99
(1)The dividend equivalents are included in the granted shares.
As of May 25, 2024, there was $6.1 million of total unrecognized compensation cost related to unvested RSUs (which are the RSUs granted under the 2020 Plan that settle in shares of the Company’s common stock). The cost is expected to be recognized over a weighted-average period of 1.71 years.
As of May 25, 2024, there was $0.6 million of total unrecognized compensation cost related to unvested liability-classified RSUs (which are the stock units credited under the Directors Deferred Compensation Plan that settle in cash). That cost is expected to be recognized over a weighted average period of 1.79 years.
The weighted average estimated fair value per share of RSUs granted during the years ended May 25, 2024, May 27, 2023 and May 28, 2022 was $13.54, $18.27 and $18.25, respectively.
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
The following table summarizes the activities for the unvested PSUs for the year ended May 25, 2024 (in thousands, except weighted average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 27, 2023	434	$18.32
Granted (2)	301	13.63
Forfeited	(114)	18.07
Unvested as of May 25, 2024	621	$16.15
Expected to vest as of May 25, 2024	390	$15.65
(1)Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be 0-150% of the target based on the achievement of the specific company-wide performance targets.
(2)The dividend equivalents are included in the granted shares.

As of May 25, 2024, there was no unrecognized compensation cost related to unvested PSUs.

16. Benefit Plan
The Company maintains the Resources Global Professionals 401(k) Savings Plan, a defined contribution plan (the “401(k) Plan”) which generally covers all employees in the U.S. who have completed three months of service. Participants may contribute up to 75% of their annual salary, up to the maximum amount allowed by applicable law. Pursuant to the terms of the 401(k) Plan, the Company may make discretionary matching contributions. The Company, at its sole discretion, determines the matching contribution made at each pay period. For the years ended May 25, 2024, May 27, 2023 and May 28, 2022, the Company contributed $7.9 million, $8.7 million and $8.1 million, respectively, to the 401(k) Plan as Company matching contributions.
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

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for all periods presented (in thousands):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022

Revenue:
RGP	$622,895	$764,511	$764,350
Other Segments (1)	9,906	11,132	40,668
Total revenue	$632,801	$775,643	$805,018

Adjusted EBITDA:
RGP	$84,677	$132,377	$134,187
Other Segments	(676)	1,179	3,527
Reconciling items (2)	(32,518)	(33,362)	(34,583)
Total Adjusted EBITDA (3)	$51,483	$100,194	$103,131
(1)Amounts reported for the year ended May 27, 2023 include Sitrick and an immaterial amount from taskforce from May 29, 2022 through May 31, 2022, the completion date of the sale. Amounts previously reported for the year ended May 28, 2022 included the Sitrick and taskforce operating segments.
(2)Reconciling items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(3)A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.
The table below represents a reconciliation of the Company’s net income to Adjusted EBITDA for all periods presented (in thousands):

	For the Years Ended
	May 25, 2024	May 27, 2023	May 28, 2022

Net income	$21,034	$54,359	$67,175
Adjustments:
Amortization expense	5,378	5,018	4,908
Depreciation expense	3,050	3,539	3,575
Interest expense, net	(1,064)	552	1,064
Income tax expense (benefit)	8,795	18,259	15,793
EBITDA	37,193	81,727	92,515
Stock-based compensation expense	5,732	9,521	8,168
Technology transformation costs (1)	6,901	6,355	1,449
Goodwill impairment (2)	-	2,955	-
Acquisition costs (3)	1,970	-	-
Restructuring costs (4)	4,087	(364)	833
Contingent consideration adjustment	(4,400)	-	166
Adjusted EBITDA	$51,483	$100,194	$103,131
(1)Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.
(2)The effect of the goodwill impairment charge recognized during the year ended May 27, 2023 was related to Sitrick's operating segment.
(3)Acquisition costs primarily represent one-time costs included in net income related to the Company’s acquisitions, which include fees paid to the Company’s brokers and other professional services firms. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(4)The Company initiated the cost reduction plan (the “U.S. Restructuring Plan”) in October 2023 and substantially completed the U.S. Restructuring Plan during fiscal 2024. In addition, the Company substantially completed its global restructuring and business transformation plans in North America, Asia Pacific and Europe in fiscal 2021 and the remaining accrued restructuring liability was released in fiscal 2023.
The table below represents the Company’s revenue and long-lived assets by geographic location (in thousands):

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 25, 2024	May 27, 2023	May 28 2022	May 25, 2024	May 27, 2023
United States	$519,869	$664,515	$663,980	$13,343	$28,377
International	112,932	111,128	141,038	2,319	2,859
Total	$632,801	$775,643	$805,018	$15,662	$31,236
(1)Long-lived assets are comprised of property and equipment and ROU assets.
19. Subsequent Event
The Company entered into a Membership Interest Purchase Agreement, dated as of March 27, 2024, and as amended and restated as of June 30, 2024 (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the sole member of Reference Point, to acquire 100% of the membership interests of Reference Point. The Company paid an initial cash consideration of $23.8 million on the acquisition date of July 1, 2024. The initial consideration is subject to final post-closing adjustments for the final working capital, cash, indebtedness and transaction expenses as described in the Reference Point MIPA. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector and is headquartered in New York.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 25, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 25, 2024.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 25, 2024.
The Company’s independent registered public accounting firm, RSM US LLP, which audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of May 25, 2024, as stated in their report which is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 25, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
Insider Trading Arrangements
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
Reference is made to the information regarding directors appearing under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS” and “BOARD OF DIRECTORS — AUDIT COMMITTEE,” in each case in the Company’s proxy statement related to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2024, which information is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information appearing under the captions “EXECUTIVE COMPENSATION—COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2024,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” “CEO PAY RATIO DISCLOSURE,” “PAY VERSUS PERFORMANCE DISCLOSURE” and “DIRECTOR COMPENSATION,” in each case, in the Company’s proxy statement related to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2024, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2024, is incorporated herein by reference.
There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.
The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 25, 2024:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,422,166	(1)	$16.36	(2)	2,518,159	(3)

Equity compensation plans not approved by security holders	-		-		-
Total	3,422,166		$16.36		2,518,159
____________________________________________________________________________________
(1)This amount consists of (i) 1,236,723 shares of our common stock subject to unvested restricted stock units and performance stock units granted under our 2020 Performance Incentive Plan (with performance stock units included assuming that zero, zero and 99% of the “target” level of performance was attained for the fiscal 2024, 2023 and 2022 grants, respectively, which was the level achieved as of May 25, 2024), (ii) 1,923,901 shares subject to stock options granted under our 2014 Performance Incentive Plan, and (iii) 261,542 shares subject to stock options granted under our 2004 Performance Incentive Plan. This amount does not include 408,401 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2020 Performance Incentive Plan and it does not include 150,680 shares of cash-settled Stock Units issued and outstanding under our Directors Deferred Compensation Plan.
(2)This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards, restricted stock units and performance stock unit awards issued under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan and the cash-settled Stock Units issued under our Directors Deferred Compensation Plan.
(3)Consists of 1,323,246 shares available for issuance under our ESPP and 1,194,913 shares available for issuance under our 2020 Performance Incentive Plan. Shares available under the 2020 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, performance stock units, stock units, phantom stock and other forms of awards granted or denominated in our common stock.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2024, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent registered public accounting firm is RSM US LLP, Irvine CA, Auditor firm ID: 49.
The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2024” in the proxy statement related to the Company’s 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 25, 2024, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.Financial Statements.
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 25, 2024 and May 27, 2023
Consolidated Statements of Operations for each of the three years in the period ended May 25, 2024
Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 25, 2024
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 25, 2024
Consolidated Statements of Cash Flows for each of the three years in the period ended May 25, 2024
Notes to Consolidated Financial Statements
2.Financial Statement Schedules.
Schedule II-Valuation and Qualifying Accounts are included in Note 2 and Note 9 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Schedules I, III, IV and V have been omitted as they are not applicable.
3.Exhibits
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

4.2	Description of Resources Connection, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended May 30, 2020).
10.1	Sublease Agreement, dated July 2018, between O’Melveny & Myers LLP and Resources Connection, LLC dba Resources Global Professionals.
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

10.11+
Employment Agreement dated April 3, 2024 between Bhadreskumar Patel, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024).

10.12+
Resources Connection, Inc. 2019 Employee Stock Purchase Plan (as amended and restated on August 18, 2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.13+	Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2020).
10.14+
2020 Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 28, 2020).

10.15+
2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.16+
Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2022).

10.17+
Non-Employee Director Restricted Stock Award Program and Notice of Grant and Terms and Conditions of Non- Employee Director Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended May 27, 2023).

10.18+
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

10.20+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014).
10.21+
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

10.25+
Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2023).

10.26*	Purchase and Sale Agreement by and between RGP Property LLC and City of Irvine dated as of May 15, 2024.
10.27*	First Amendment to Purchase and Sale Agreement by and between RGP Property LLC and City of Irvine dated as of May 20, 2024.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Regarding the Recoupment of Certain Compensation Payments
101.INS*	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_______
*Filed herewith.
**Furnished herewith.
+Indicates a management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

By:	/S/ JENNIFER RYU
Jennifer Ryu
Chief Financial Officer
Date: July 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KATE W. DUCHENE	President, Chief Executive Officer and Director	July 22, 2024
Kate W. Duchene	(Principal Executive Officer)

/S/ JENNIFER RYU	Chief Financial Officer and Executive Vice President	July 22, 2024
Jennifer Ryu	(Principal Financial Officer and Principal Accounting Officer)

/S/ ROGER CARLILE	Director	July 22, 2024
Roger Carlile

/S/ ANTHONY CHERBAK	Director	July 22, 2024
Anthony Cherbak

/S/ SUSAN M. COLLYNS	Director	July 22, 2024
Susan M. Collyns

/S/ NEIL DIMICK	Director	July 22, 2024
Neil Dimick

/S/ ROBERT KISTINGER	Director	July 22, 2024
Robert Kistinger

/S/ DONALD B. MURRAY	Chairman of the Board	July 22, 2024
Donald B. Murray

/S/ LISA PIEROZZI	Director	July 22, 2024
Lisa Pierozzi

/S/ A. ROBERT PISANO	Director	July 22, 2024
A. Robert Pisano

/S/ MARCO VON MALTZAN	Director	July 22, 2024
Marco von Maltzan

/S/ DAVID P. WHITE	Director	July 22, 2024
David P. White